Form 10QSB
period 2003-03-31
WELUND FUND INC
filed 2003-04-14
CIK 1210618

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549


                                 FORM 10-QSB
(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

                  For the quarterly period ended March 31, 2003

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

       For the transition period from _______________ to _______________

                        Commission file number 0-50141

                               Welund Fund, Inc.
            (Exact name of registrant as specified in its charter)

                 Delaware                                  pending
       (State or other jurisdiction                    (I.R.S. Employer
             of incorporation)                        Identification No.)

             244 Fifth Avenue, #W219, New York, New York 10001-7604
              (Address of principal executive offices) (Zip Code)

                                (212) 504-8120
             (Registrant's telephone number, including area code)


  (Former name, former address and former fiscal year, if changed since last report)


Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                               [X] Yes   [ ] No

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

                         Outstanding at March 31, 2003
                  Common Stock, par value $0.0001 - 1,240,000

   Transitional Small Business Disclosure Format (check one): [ ] Yes [X] No




                        PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

The Financial Statements of the Registrant required to be filed with this 10-QSB Quarterly Report were prepared by management and commence on the following page, together with related Notes. In the opinion of management, the Financial Statements fairly present the financial condition of the Registrant.


                              Welund Fund, Inc.
                        (A Development Stage Company)
                            As of March 31, 2003
                                 (Unaudited)



                                    ASSETS

CURRENT ASSETS                                                      $      --
                                                                    ----------
      TOTAL CURRENT ASSETS                                          $      --
                                                                    ----------
OTHER ASSETS                                                        $      --
                                                                    ----------
      TOTAL OTHER ASSETS                                            $      --
                                                                    ----------
 TOTAL ASSETS                                                       $      --
                                                                    ==========


                     LIABILITIES and STOCKHOLDERS' EQUITY

CURRENT LIABILITIES                                                 $      --
                                                                    ----------
 TOTAL LIABILITIES                                                  $      --
                                                                    ----------

STOCKHOLDERS' EQUITY

   Preferred stock, $0.0001 par value; 20,000,000 shares
   authorized, 0 shares issued and outstanding                      $      --

   Common stock, $0.0001 par value; 100,000,000 shares
   authorized; 1,240,000 shares issued and outstanding              $     124

   Additional paid-in capital                                       $      --

   Accumulated deficit during development stage                     $    (124)
                                                                    ----------
       TOTAL STOCKHOLDERS' EQUITY                                   $      --
                                                                    ----------
 TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                         $      --
                                                                    ==========


     The accompanying notes are an integral part of financial statements.





                          Welund Fund, Inc.
                    (A Development Stage Company)
                       Statement of Operations
                             (Unaudited)



                                   Three Months            July 16, 2002
                                      Ended                 (Inception)
                                  March 31, 2003         to March 31, 2003
                                  --------------         -----------------

      Income                         $     --                $     --

      Expenses
       Organization expense                --                     124
                                     --------                --------
       Total expenses                      --                     124
                                     --------                --------
      NET LOSS                       $     --                $   (124)
                                     ========                ========



            See accompanying notes to financial statements






                          Welund Fund, Inc.
                    (A Development Stage Company)
                       Statements of Cash Flows
                              Unaudited


                                   Three Months            July 16, 2002
                                      Ended                 (Inception)
                                  March 31, 2003         to March 31, 2003
                                  --------------         -----------------

CASH FLOWS FROM OPERATING
 ACTIVITIES:

Net loss                            $     --                 $   (124)
 Adjustment to reconcile net
 loss to net cash provided by
 operational activities issue
 of common stock for services             --                      124
                                  --------------         -----------------
 Net cash used in operating
  activities                              --                       --
                                  --------------         -----------------
CASH FLOWS FROM INVESTING
 ACTIVITIES                               --                       --
                                  --------------         -----------------
CASH FLOWS FROM FINANCING
 ACTIVITIES:
Proceeds from issuance of
 common stock                             --                       --
                                  --------------         -----------------
Net cash provided by
 financing activities                     --                       --
                                  --------------         -----------------
INCREASE (DECREASE) IN CASH
 AND CASH EQUIVALENTS                     --                       --

CASH AND CASH EQUIVALENTS
 BEGINNING OF PERIOD                      --                       --
                                  --------------         -----------------
CASH AND CASH EQUIVALENTS
  END OF PERIOD                     $     --                  $    --
                                  ==============         =================



            See accompanying notes to financial statements




                               Welund Fund, Inc.
                         (A Development Stage Company)
                         Notes To Financial Statements
                For the Period Ended March 31, 2003 (Unaudited)


NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

A. Organization and Business Operations

Welund Fund, Inc. (a development stage company) ("the Company") was incorporated in the State of Delaware on July 16, 2002 to serve as a vehicle to effect a merger, exchange of capital stock, asset acquisition or other business combination with a domestic or foreign private business. At March 31, 2003, the Company had not yet commenced any formal business operations, and all activity to date relates to the Company's formation and proposed fund raising. The Company's fiscal year end is December 31.

The Company's ability to commence operations is contingent upon its ability to identify a prospective target business.

B. Basis of Presentation

The accompanying unaudited financial statements have been prepared by the Company in accordance with generally accepted accounting principles in the United States and pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements, prepared in accordance with generally accepted accounting principles, have been condensed or omitted pursuant to such rules and regulations. The Company believes that the disclosures in these financial statements are adequate and not misleading.

In the opinion of management, the unaudited financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the Company's financial position, results of operations and cash flows. Operating results for the quarter ended March 31, 2003 are not necessarily indicative of the results for any future period.

C. Going Concern

The accompanying financial statements have been prepared in conformity with the U.S. generally accepted accounting principles, which contemplate continuation of the Company as a going concern. However, the Company was only recently formed, has incurred losses since its inception and has not yet been successful in establishing profitable operations. These factors raise substantial doubt about the ability of the Company to continue as a going concern.

In this regard, management is proposing to raise any necessary additional funds to meet its ongoing expenses through shareholder loans or private placement of its equity securities. There is no assurance that the Company will be successful in raising this additional capital. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

D. Cash and Cash Equivalents

For purposes of the statement of cash flows, the Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

E. Income Taxes

The Company accounts for income taxes under the Financial Accounting Standards Board of Financial Accounting Standards No. 109, "Accounting for Income Taxes" ("Statement 109"). Under Statement 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under Statement 109, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. There were no current or deferred income tax expense or benefits due to the Company not having any material operations for the period ending March 31, 2003.

NOTE 2. STOCKHOLDERS' EQUITY

A. Preferred Stock

The Company is authorized to issue 20,000,000 shares of preferred stock at $.0001 par value, with such designations, voting and other rights and preferences as may be determined from time to time by the Board of Directors. As of March 31, 2003, no preferred stock has been issued.

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

Item 2. Management's Discussion and Analysis or Plan of Operation.

The following discussion should be read in conjunction with the information contained in the financial statements of the Company and the Notes thereto appearing elsewhere herein.

Results of Operations - Inception (July 16, 2002) through March 31, 2003.

The Company is considered to be in the development stage as defined in Statement of Financial Accounting Standards No. 7. There have been no operations since inception.

Liquidity and Capital Resources.

The Company has no cash as of March 31, 2003.

STATEMENT REGARDING FORWARD-LOOKING INFORMATION

This report contains various forward-looking statements that are based on the Company's beliefs as well as assumptions made by and information currently available to the Company. When used in this report, the words "believe," "expect," "anticipate," "estimate" and similar expressions are intended to identify forward-looking statements. Such statements may include statements regarding seeking business opportunities, payment of operating expenses, and the like, and are subject to certain risks, uncertainties and assumptions which could cause actual results to differ materially from projections or estimates contained herein. Factors which could cause actual results to differ materially include, among others, unanticipated delays or difficulties in location of a suitable business acquisition candidate, unanticipated or unexpected costs and expenses, competition and changes in market conditions, lack of adequate management personnel and the like. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially form those anticipated, estimated or projected. The Company cautions again placing undue reliance on forward-looking statements all of that speak only as of the date made.

Item 3. Controls and Procedures.

The Company maintains a system of controls and procedures designed to provide reasonable assurance as to the reliability of the financial statements and other disclosures included in this report, as well as to safeguard assets from unauthorized use or disposition. Within 90 days prior to the filing of this report, the Company's Chief Executive Officer and principal financial officer have evaluated the effectiveness of the design and operation of the Company's disclosure controls and procedures with the assistance and participation of other members of management. Based upon that evaluation, the Company's Chief Executive Officer and principal financial officer concluded that the Company's disclosure controls and procedures are effective for gathering, analyzing and disclosing the information the Company is required to disclose in the reports it files under the Securities Exchange Act of 1934 within the time periods specified in the SEC's rules and forms. There have been no significant changes in the Company's internal controls or in other factors which could significantly affect internal controls subsequent to the date the Company carried out its evaluation.



                         PART II -- OTHER INFORMATION

Item 1. Legal Proceedings.

There are no legal proceedings against the Company and the Company is unaware of such proceedings contemplated against it.

Item 2. Changes in Securities.

Not applicable.

Item 3. Defaults upon Senior Securities.

Not applicable.

Item 4. Submission of Matters to a Vote of Security Holders.

Not applicable.

Item 5. Other Information.

Not applicable.

Item 6. Exhibits and Reports on Form 8-K.

    Exhibit No.    Description
    -----------    ------------------------------------------------------------
    99.1           CEO/CFO  Certification Pursuant to 18 USC,  Section 1350, as
                   adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.




                                  SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Welund Fund, Inc.
(Registrant)


By:  /s/ T. Chong Weng
     -----------------------------------
     T. Chong Weng
     President, Chief Executive Officer,
     Secretary, Treasurer and Director

Dated: April 14, 2003




                                 CERTIFICATION

I, T. Chong Weng, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of Welund Fund, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: April 14, 2003                    /s/ T. Chong Weng
                                        ---------------------------------------
                                        T. Chong Weng
                                        Chief Executive Officer, President and
                                        Principal Financial Officer



Exhibit 99.1

                                 Certification
                                      Of
    Welund Fund, Inc. pursuant to Section 906 of the Sarbanes-Oxley Act of
 2002 regarding Quarterly Report on Form 10-QSB for the quarter ended March 31,
                                     2003

Pursuant to Section 906 of the Sarbanes-Oxley  Act of 2002 (subsections (a) and
(b) of section 1350, chapter 63 of title 18, United States Code), each of the undersigned officers of Welund Fund, Inc., a Delaware corporation (the "Company"), does hereby certify that:

1. The Company's Quarterly Report on Form 10-QSB for the quarter ended March 31, 2003 (the "Form 10-QSB") fully complies with the requirements of
Section 13(a) or 15(d) of the  Securities Exchange Act of 1934, as amended; and

2. Information contained in the Form 10-QSB fairly presents, in all material respects, the financial condition and results of operations of the Company.

Dated:  April 14, 2003                           /s/ T. Chong Weng
                                                 ----------------------------
                                                 T. Chong Weng
                                                 Chief Executive Officer
                                                 Chief Financial Officer