Form 10QSB
period 2003-06-30
WELUND FUND INC
filed 2003-08-06
CIK 1210618

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                 FORM 10-QSB
(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
                              For the quarterly period ended June 30, 2003
                                                             -------------
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
       For the transition period from                 to
                                      ---------------    ---------------

                        Commission file number 0-50142
                                               -------

                               Welund Fund, Inc.
            ------------------------------------------------------
            (Exact name of registrant as specified in its charter)

                 Delaware                                  pending
       ----------------------------                    -----------------
       (State or other jurisdiction                    (I.R.S. Employer
             of incorporation)                        Identification No.)

             244 Fifth Avenue, #W219, New York, New York 10001-7604
             ------------------------------------------------------
              (Address of principal executive offices) (Zip Code)

                                (212) 504-8120
             ----------------------------------------------------
             (Registrant's telephone number, including area code)

                                      n/a
  --------------------------------------------------------------------------
  (Former name, former address and former fiscal year, if changed since last report)


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

                          Outstanding at June 30, 2003
                  Common Stock, par value $0.0001 - 1,240,000

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


                               Welund Fund, Inc.
                        (A Development Stage Company)
                             As of June 30, 2003
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

                          Welund Fund, Inc.
                    (A Development Stage Company)
                       Statement of Operations
                            (Unaudited)

                                    Six Months            July 16, 2002
                                      Ended                (Inception)
                                   June 30, 2003         to June 30, 2003
                                   -------------         ----------------
      Income                         $     --                $     --

      Expenses
       Organization expense                --                     124
                                     --------                --------
       Total expenses                      --                     124
                                     --------                --------
      NET LOSS                       $     --                $   (124)
                                     ========                ========

            See accompanying notes to financial statements

                          Welund Fund, Inc.
                    (A Development Stage Company)
                       Statements of Cash Flows
                             Unaudited

                                   Six Months            July 16, 2002
                                      Ended               (Inception)
                                  June 30, 2003         to June 30, 2003
                                  -------------         ----------------
CASH FLOWS FROM OPERATING
 ACTIVITIES:

Net loss                            $     --                 $   (124)
 Adjustment to reconcile net
 loss to net cash provided by
 operational activities issue
 of common stock for services             --                      124
                                  -------------         ----------------
 Net cash used in operating
  activities                              --                       --
                                  -------------         ----------------
CASH FLOWS FROM INVESTING
 ACTIVITIES                               --                       --
                                  -------------         ----------------
CASH FLOWS FROM FINANCING
 ACTIVITIES:
Proceeds from issuance of
 common stock                             --                       --
                                  -------------         ----------------
Net cash provided by
 financing activities                     --                       --
                                  -------------         ----------------
INCREASE (DECREASE) IN CASH
 AND CASH EQUIVALENTS                     --                       --

CASH AND CASH EQUIVALENTS
 BEGINNING OF PERIOD                      --                       --
                                  -------------         ----------------
CASH AND CASH EQUIVALENTS
  END OF PERIOD                     $     --                  $    --
                                  =============         ================


            See accompanying notes to financial statements

                               Welund Fund, Inc.
                         (A Development Stage Company)
                         Notes To Financial Statements
                 For the Period Ended June 30, 2003 (Unaudited)

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

A. Organization and Business Operations

Welund Fund, Inc. (a development stage company) ("the Company") was incorporated in the State of Delaware on July 16, 2002 to serve as a vehicle to effect a merger, exchange of capital stock, asset acquisition or other business combination with a domestic or foreign private business. At June 30, 2003, the Company had not yet commenced any formal business operations, and all activity to date relates to the Company's formation and proposed fund raising. The Company's fiscal year end is December 31.

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

E. Income Taxes

The Company accounts for income taxes under the Financial Accounting Standards Board of Financial Accounting Standards No. 109, "Accounting for Income Taxes" ("Statement 109"). Under Statement 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under Statement 109, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. There were no current or deferred income tax expense or benefits due to the Company not having any material operations for the period ending June 30, 2003.

NOTE 2. STOCKHOLDERS' EQUITY

A. Preferred Stock

The Company is authorized to issue 20,000,000 shares of preferred stock at $.0001 par value, with such designations, voting and other rights and preferences as may be determined from time to time by the Board of Directors. As of June 30, 2003, no preferred stock has been issued.

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

Results of Operations - Inception (July 16, 2002) through June 30, 2003.

The Company is considered to be in the development stage as defined in Statement of Financial Accounting Standards No. 7. There have been no operations since inception.

Liquidity and Capital Resources.

The Company has no cash as of June 30, 2003.

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


Welund Fund, Inc.
(Registrant)


By:  /s/ T. Chong Weng
     -----------------------------------
     T. Chong Weng
     President, Chief Executive Officer,
     Secretary, Treasurer and Director

Dated: August 6, 2003

                                 CERTIFICATION

I, T. Chong Weng, certify that:

1.  I have reviewed this quarterly report on Form 10-QSB of Welund Fund, Inc.,

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


Date: August 6, 2003                    /s/ T. Chong Weng
                                        ----------------------------
                                        T. Chong Weng
                                        Chief Executive Officer, President and
                                        Principal Financial Officer

Exhibit 99.1

                                 Certification
                                      Of
    Welund Fund, Inc. pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 regarding Quarterly Report on Form 10-QSB for the quarter ended June 30,
                                     2003

Pursuant to Section 906 of the Sarbanes-Oxley  Act of 2002 (subsections (a) and
(b) of section 1350, chapter 63 of title 18, United States Code), each of the undersigned officers of Welund Fund, Inc., a Delaware corporation (the "Company"), does hereby certify that:

1. The Company's Quarterly Report on Form 10-QSB for the quarter ended June 30, 2003 (the "Form 10-QSB") fully complies with the requirements of
Section 13(a) or 15(d) of the  Securities Exchange Act of 1934, as amended; and

2. Information contained in the Form 10-QSB fairly presents, in all material respects, the financial condition and results of operations of the Company.

Dated:  August 6, 2003                           /s/ T. Chong Weng
                                                 ----------------------------
                                                 T. Chong Weng
                                                 Chief Executive Officer
                                                 Chief Financial Officer