Form 10QSB
period 2004-03-31
WELUND FUND INC
filed 2004-04-08
CIK 1210618

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                 FORM 10-QSB
(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

               For the quarterly period ended March 31, 2004
                                              --------------

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

                          Outstanding at March 31, 2004
                  Common Stock, par value $0.0001 - 2,240,000

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

                               Welund Fund, Inc.
                        (A Development Stage Company)
                            As of March 31, 2004
                                 (Unaudited)

                                    ASSETS
CURRENT ASSETS                                                      $      --
                                                                    ----------
      TOTAL CURRENT ASSETS                                          $      --
                                                                    ----------
OTHER ASSETS                                                        $      --
                                                                    ----------
      TOTAL OTHER ASSETS                                            $      --
                                                                    ----------
 TOTAL ASSETS                                                       $      --
                                                                    ==========

                     LIABILITIES and STOCKHOLDERS' EQUITY

CURRENT LIABILITIES                                                 $      --
                                                                    ----------
 TOTAL LIABILITIES                                                  $      --
                                                                    ----------

STOCKHOLDERS' EQUITY

   Preferred stock, $0.0001 par value; 20,000,000 shares
   authorized, 0 shares issued and outstanding                      $      --

   Common stock, $0.0001 par value; 100,000,000 shares
   authorized; 2,240,000 shares issued and outstanding              $     224

   Additional paid-in capital                                       $      --

   Accumulated deficit during development stage                     $    (224)
                                                                    ----------
       TOTAL STOCKHOLDERS' EQUITY                                   $      --
                                                                    ----------
 TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                         $      --
                                                                    ==========

     The accompanying notes are an integral part of financial statements.

                           Welund Fund, Inc.
                    (A Development Stage Company)
                       Statement of Operations
                             (Unaudited)

                                   Three Months     Three Months      July 16, 2002
                                      Ended            Ended         (Inception) to
                                     March 31,        March 31,          March 31,
                                       2004             2003               2004
                                   -------------    -------------    ----------------
      Income                         $     --         $     --           $     --

      Expenses
       Organization expense                --               --                124
       General and administrative          --               --                100
                                     --------         --------           --------
       Total expenses                      --               --                224
                                     --------         --------           --------
      NET LOSS                       $     --         $     --           $   (224)
                                     ========         ========           ========

            See accompanying notes to financial statements

                          Welund Fund, Inc.
                    (A Development Stage Company)
                       Statements of Cash Flows
                             Unaudited

                                   Three Months     Three Months      July 16, 2002
                                      Ended            Ended         (Inception) to
                                     March 31,        March 31,          March 31,
                                       2004             2003               2004
                                   -------------    -------------    ----------------
CASH FLOWS FROM OPERATING
 ACTIVITIES:

Net loss                             $     --         $     --           $   (224)

 Adjustment to reconcile net
 loss to net cash provided by
 operational activities:
 Issue of common stock for
   services rendered                       --               --                124
 Issuance of stock to convert
  debt to equity                           --               --                100
                                   -------------    -------------    ----------------
 Net cash used in operating
  activities                               --               --                 --
                                   -------------    -------------    ----------------
CASH FLOWS FROM INVESTING
 ACTIVITIES                                --               --                 --
                                   -------------    -------------    ----------------
CASH FLOWS FROM FINANCING
 ACTIVITIES:
Proceeds from issuance of
 common stock                              --               --                 --
                                   -------------    -------------    ----------------
Net cash provided by
 financing activities                      --               --                 --
                                   -------------    -------------    ----------------
INCREASE (DECREASE) IN CASH
 AND CASH EQUIVALENTS                      --               --                 --

CASH AND CASH EQUIVALENTS
 BEGINNING OF PERIOD                       --               --                 --
                                   -------------    -------------    ----------------
CASH AND CASH EQUIVALENTS
  END OF PERIOD                      $     --          $    --            $    --
                                   =============    =============    ================


            See accompanying notes to financial statements

                               Welund Fund, Inc.
                         (A Development Stage Company)
                         Notes To Financial Statements
                For the Period Ended March 31, 2004 (Unaudited)

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

A. Organization and Business Operations

Welund Fund, Inc. (a development stage company) ("the Company") was incorporated in the State of Delaware on July 16, 2002 to serve as a vehicle to effect a merger, exchange of capital stock, asset acquisition or other business combination with a domestic or foreign private business. At March 31, 2004, the Company had not yet commenced any formal business operations, and all activity to date relates to the Company's formation and proposed fund raising. The Company's fiscal year end is December 31.

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

In the opinion of management, the unaudited financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the Company's financial position, results of operations and cash flows. Operating results for the quarter ended March 31, 2004 are not necessarily indicative of the results for any future period.

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

E. Income Taxes

The Company accounts for income taxes under the Financial Accounting Standards Board of Financial Accounting Standards No. 109, "Accounting for Income Taxes" ("Statement 109"). Under Statement 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under Statement 109, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. There were no current or deferred income tax expense or benefits due to the Company not having any material operations for the period ending March 31, 2004.

NOTE 2. STOCKHOLDERS' EQUITY

A. Preferred Stock

The Company is authorized to issue 20,000,000 shares of preferred stock at $.0001 par value, with such designations, voting and other rights and preferences as may be determined from time to time by the Board of Directors. As of March 31, 2004, no preferred stock has been issued.

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

Results of Operations - Inception (July 16, 2002) through March 31, 2004

The Company is considered to be in the development stage as defined in Statement of Financial Accounting Standards No. 7. There have been no operations since inception.

Liquidity and Capital Resources

The Company has no cash as of March 31, 2004.

Subsequent Events

On April 1, 2004, T. Chong Weng the sole shareholder of the Company entered into a Share Purchase Agreement (the "Agreement") with Kevin G. Elmore of San Diego California, which would have resulted in a restructuring of the Company's management, Board, and ownership, however Mr. Elmore failed to meet his obligations as outlined in the Agreement, particularly he failed to make payment for the shares, and therefore no change of ownership has or will take place pursuant to the Agreement. In accordance therewith, T. Chong Weng will remain as the sole director, officer and shareholder of the Company.

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

Item 4. Submission of Matters to a Vote of Security Holders.

Not applicable.

Item 5. Other Information.

In April 1, 2004 the Company's principal shareholder signed a Share Purchase Agreement with Kevin G. Elmore, an unaffiliated third party whereby Mr. Elmore would acquire 2,240,000 shares of the Company's issued and outstanding shares of common stock from the Company's sole shareholder T. Chong Weng. Mr. Elmore was not able to comply with the terms and conditions of the purchase agreement and the agreement was rescinded.

Item 6. Exhibits and Reports on Form 8-K.

(a) Exhibits.

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

(b) Reports on Form 8-K.

None.



                                  SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Welund Fund, Inc.
(Registrant)


By:  /s/ T. Chong Weng
     -----------------------------------
     Name: T. Chong Weng
     Title: President, Chief Executive Officer,
     Secretary, Treasurer and Director

Dated: This 8th day of April 2004.

EXHIBIT 31

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


Date: April 8, 2004                     /s/ T. Chong Weng
                                        ----------------------------
                                        By: T. Chong Weng
                                        Title: Chief Executive Officer,
                                         President and Principal Financial
                                         Officer

EXHIBIT 32

                                 Certification
                                      Of
  Welund Fund, Inc. pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 regarding Quarterly Report on Form 10-QSB for the quarter ended March 31, 2004

Pursuant to Section 906 of the Sarbanes-Oxley  Act of 2002 (subsections (a) and
(b) of section 1350, chapter 63 of title 18, United States Code), each of the undersigned officers of Welund Fund, Inc., a Delaware corporation (the "Company"), does hereby certify that:

1. The Company's Quarterly Report on Form 10-QSB for the quarter ended March 31, 2004 (the "Form 10-QSB") fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended; and

2. Information contained in the Form 10-QSB fairly presents, in all material respects, the financial condition and results of operations of the Company.


Dated:  April 8, 2004                         /s/ T. Chong Weng
                                              ----------------------------
                                              By: T. Chong Weng
                                              Title: Chief Executive Officer
                                               and Chief Financial Officer