Form 10QSB
period 2004-09-30
WELUND FUND INC
filed 2004-11-16
CIK 1210618

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-QSB

(Mark One)

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended  September 30, 2004

OR

[     ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the transition period from     to

Commission File Number  000-50142

 Welund Fund, Inc.

(Exact name of small business issuer as specified in charter)

Delaware

20-1470649

(State or other jurisdiction of

(I.R.S. Employer

incorporation or organization)

Identification No.)

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

As of November 12, 2004, the Issuer had 2,240,000 shares of its common stock, par value $0.001 per share, issued and outstanding.

Transitional Small Business Disclosure Format (check one):

Yes    No  X

PART I

FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

Welund Fund, Inc. has included its unaudited condensed balance sheets as of September 30, 2004 and December 31, 2003 (the end of our most recently completed fiscal year), and unaudited condensed statements of operations for the three and nine months ended September 30, 2004 and 2003, and for the period from July 16, 2002 (date of inception) through September 30, 2004, and unaudited condensed statements of cash flows for the nine months ended September 30, 2004 and 2003, and for the period from July 16, 2002 (date of inception) through September 30, 2004, together with unaudited condensed notes thereto.  In the opinion of management of Welund Fund, Inc., the financial statements reflect all adjustments, all of which are normal recurring adjustments, necessary to fairly present the financial condition, results of operations, and cash flows of Welund Fund, Inc. for the interim periods presented.  The financial statements included in this report on Form 10-QSB should be read in conjunction with the financial statements of Welund Fund, Inc. and the notes thereto for the year ended December 31, 2003 included in our annual report on Form 10-KSB.

WELUND FUND, INC.
(A Development Stage Company)
Condensed Balance Sheets
(Unaudited)
	September 30,	December 31,
	2004	2003
ASSETS

Current Assets	$ -	$ -

Total Assets	$ -	$ -

LIABILITIES AND SHAREHOLDERS' DEFICIT

Current Liabilities
Accounts payable	$ 2,018	$ -
Payable to officer/shareholder	3,745	-
Total Current Liabilities	5,763	-

Shareholders' Deficit
Preferred stock, $0.0001 par value; 20,000,000 shares
authorized; none issued and outstanding	-	-
Common stock, $0.0001 par value; 100,000,000 shares
authorized; 2,240,000 shares issued and outstanding	224	224
Deficit accumulated during the development stage	(5,987)	(224)
Total Shareholders' Deficit	(5,763)	-

Total Liabilities and Shareholders' Deficit	$ -	$ -

The accompanying notes are an integral part of these condensed financial statements.

WELUND FUND, INC.
(A Development Stage Company)
Condensed Statements of Operations
(Unaudited)
For the period from
	For the Three Months		For the Nine Months		July 16, 2002
	Ended		Ended		(date of inception)
	September 30,		September 30,		through
	2004	2003	2004	2003	September 30, 2004

General and administrative expense	$ 3,198	$ -	$ 5,763	$ -	$ 5,987

Net Loss	$ (3,198)	$ -	$ (5,763)	$ -	$ (5,987)

Loss Per Common Share	$ -	$ -	$ -	$ -

Weighted-Average Common
Shares Outstanding	2,240,000	1,240,000	2,240,000	1,240,000

The accompanying notes are an integral part of these condensed financial statements.

WELUND FUND, INC.
(A Development Stage Company)
Condensed Statements of Cash Flows
(Unaudited)
For the period from
	For the Nine Months		July 16, 2002
	Ended		(date of inception)
	September 30,		through
	2004	2003	September 30, 2004
Cash Flows From Operating Activities
Net loss	$ (5,763)	$ -	$ (5,987)
Adjustments to reconcile net loss to net
cash used in operating activities
Issuance of common stock for services	-	-	124
Changes in assets and liabilities:
Increase in payable to officer/shareholder	3,745	-	3,845
Accounts payable	2,018	-	2,018
Net Cash Used In Operating Activities	-	-	-

Cash Flows From Investing Activities	-	-	-

Cash Flows From Financing Activities	-	-	-
Net Increase In Cash And Cash Equivalents	-	-	-
Cash At Beginning Of Period	-	-	-
Cash At End Of Period	$ -	$ -	$ -

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

Condensed Interim Financial Statements – The accompanying unaudited condensed financial statements of Welund Fund, Inc. have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-QSB.  Accordingly, these financial statements do not include all of the information and disclosures required by generally accepted accounting principles for complete financial statements.  These financial statements should be read in conjunction with the Company’s annual financial statements and the notes thereto for the year ended December 31, 2003 and for the period from July 16, 2002 (date of inception) through December 31, 2003, included in the Company’s annual report on Form 10-KSB.  In the opinion of the Company’s management, the accompanying unaudited condensed financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to fairly present the Company’s financial position as of September 30, 2004, its results of operations for the three months ended September 30, 2004 and 2003, and its results of operations and cash flows for the nine months ended September 30, 2004 and 2003, and for the period from July 16, 2002 (date of inception), through September 30, 2004.

The results of operations for the three and nine months ended September 30, 2004, may not be indicative of the results that may be expected for the year ending December 31, 2004.

Business Condition – The accompanying financial statements have been prepared in conformity with  accounting principles generally accepted, in the United States of America which contemplate continuation of the Company as a going concern.  However, the Company was only recently formed, has incurred losses since its inception and has not yet established  planned operations. These factors raise substantial doubt about the ability of the Company to continue as a going concern.  In this regard, management’s plans include raising additional funds to meet its ongoing expenses through shareholder loans or private placement of its equity securities.  There is no assurance that the Company will be successful in raising additional capital, or if successful, on terms favorable to the Company.  The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

Loss Per Share – Loss per share amounts are computed by dividing net loss by the weighted-average number of common shares outstanding during each period.  At September 30, 2004, there are no potentially dilutive common stock equivalents.

(B)  Payable to Officer/Shareholder

Since the inception of the Company, the operating expenses of the Company have been paid by the principal shareholder of the Company.  At September 30, 2004, the amount owed to the officer/shareholder is $3,745.

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

Welund Fund, Inc. was incorporated in the State of Delaware on July 16, 2002 to serve as a vehicle to effect a merger, exchange of capital stock, asset acquisition or other business combination with a domestic or foreign private business.  We are in the development stage and have not yet commenced planned operations.  All activities since July 16, 2002 relate to our formation and the seeking of investment or merger opportunities.  On June 9, 2004, control of Welund Fund, Inc. was transferred to a new board of directors.

Operations

Welund Fund, Inc. has been in the development stage since July 16, 2002 and we have not had significant operations since incorporation.  At September 30, 2004, we have no current assets and have current liabilities of $5,763.

Plan of Operation

With the change of control of Welund Fund, Inc. we have increased our efforts to find a suitable business to place in Welund Fund, Inc.  We will be relying on our new president, Rob Freiheit, and his staff at Liberty Associates to actively seek and review potential business opportunities as well as provide loans in small amounts to cover our costs. Mr Freiheit is a sucessful and experienced businessman based in Sacramento California.  His company, Liberty Associates has contracts with a number of consultants who will also be available to assist in the search.  Hopefully, the combination will lead to the location and acquisition of a suitable business.  The acquisition of a suitable business opportunity may require the raising of additional capital.  In that event we plan to rely on Mr. Freiheit and his associates to arrange for the necessary capital.  However there is no guarantee they will be able to successfully fund a potentail acquisition.  Since we currently have no business, no plan of operation dealing with products properties and employees has been adopted.

ITEM 3.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

In accordance with Section 302 of the Sarbanes-Oxley Act of 2002 and the Securities Exchange Act of 1934 Section 13(a) or Section 15(d), we implemented disclosure controls and procedures pursuant to which management under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, carried out, as of the end of the quarter ended September 30, 2004, a review and evaluation of the effectiveness of our disclosure controls and procedures.  Based on this evaluation, our Chief Executive Officer and Chief Financial Officer has concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by Welund Fund, Inc. in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms.

Changes in Internal Controls

There were no significant changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2004 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

Exhibits

Exhibit Number	SEC Reference Number	Title of Document	Location

1	(31)	Rule 13(a) – 14(a)/15(d) – 14(a) Certification	This filing

2	(32)	Section 1350 Certification	This filing

Reports on Form 8-K

The Registrant filed a report on Form 8-K dated August 16, 2004 reporting a change in the Registrant’s certifying accountant.