Form 10KSB
period 2004-12-31
WELUND FUND INC
filed 2005-05-23
CIK 1210618

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB
(Mark One)
[ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2004

[    ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from_______________________ to _______________________

Commission file number 000-50142

Welund Fund, Inc.
(Name of small business issuer in its charter)

Delaware	20-1470649
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1940 Zinfandel Drive, Suite R, Rancho Cordova, CA	95670
(Address of principal executive offices)	(Zip Code)

Issuer's telephone number (916) 768-2160

Securities registered under section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
None	None

Securities registered under section 12(g) of the Act:

None
(Title of class)

Check mark whether the issuer (1) filed all reports required to be filed by section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes☒ No☐

Check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☒

The Issuer's revenues for its most recent fiscal year were $0.

The aggregate market value of the voting common stock held by non-affiliates of the Issuer was not determinable because the common stock does not trade on any market.

As of April 30, 2005, the Issuer had 3,190,000 shares of its common stock, par value $0.0001 per share, issued and outstanding.

   Transitional Small Business Disclosure Format (check one):

Yes	No	X

i

PART I

ITEM 1. DESCRIPTION OF BUSINESS

Welund Fund, Inc. (the "Company") was incorporated in the State of Delaware on July 16, 2002, to engage in any lawful corporate undertaking, including, but not limited to, selected mergers and acquisitions. Through March 31, 2005 we are a development stage company and have not engaged in commercial activities (a so-called Blank Check). On March 24, 2005 we opened a private offering and have issued an initial placement of 950,000 shares of common stock for $237,500. With the proceeds from the offering, we purchased a pool of sub-prime auto loans with a pay-off balance of $126,302, from an affiliate of Robert Freiheit, the Company’s president for $107,357. The purchase price was 85% of the loan pool’s pay-off balance. The seller of the pool is required to repurchase loans that become 90 days delinquent. The average loan has a principal balance of approximately $4,708 with an average annual percentage rate of approximately 21.54%. The length of the loans’ terms run from 6 to 46 months. The Company has contracted with Accredited Adjusters, LLC to service and administer the loans for a monthly fee equal to 6% per annum. Accredited Adjusters is also an affiliate of Robert Freiheit. We hope to be able to expand this business as additional funds become available.

ITEM 2. DESCRIPTION OF PROPERTY

We currently use the offices of management at no cost to us. Management has agreed to continue this arrangement.

ITEM 3. LEGAL PROCEEDINGS

There is no litigation pending or threatened by or against us.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matter was submitted to a vote of security holders, through the solicitation of proxies or otherwise, during the fourth quarter of the fiscal year covered by this report.

PART II

ITEM 5. MARKET FOR COMMON EQUITY AND
RELATED STOCKHOLDER MATTERS

Subsequent to the private placement, the Company has eight shareholders of record of its common stock. We have not paid dividends on our common stock in the past and do not currently anticipate that we will do so in the immediate future. We intend to retain earnings, if any, to support the growth of our business. Any future cash dividends would depend on future earnings, capital requirements, and our financial position and other factors deemed relevant by the board of directors.

There is currently no public market for our securities. It is anticipated that following such occurrence we will cause our common stock to be listed or admitted to quotation on the NASD OTC Bulletin Board or, if we then meet the financial and other requirements thereof, on the Nasdaq SmallCap Market, National Market System or regional or national exchange.

Through April 30, 2005 the Company issued 950,000 shares of common stock at $0.25 per share in a private placement. All such securities were issued pursuant to the exemption from registration under Section 4(2) of the Securities Act of 1933, as amended.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Forward looking statements

This report and other information made publicly available from time to time may contain certain forward-looking statements and other information relating to the Company and its business that are based on the beliefs of management and assumptions made concerning information then currently available to management. Such statements reflect the views of management at the time they are made and are not intended to be accurate descriptions of the future. The discussion of future events, including the business prospects of the Company, is subject to the material risks listed below under "Risk Factors" and assumptions made by management.

Risk factors

The material risks that we believe are faced by the Company as of the date of this report are set forth below. This discussion of risks is not intended to be exhaustive. The risks set forth below and other risks not currently anticipated or fully appreciated by the management could adversely affect the business and prospects of the Company. These risks include:

Development Stage Company

While the Company has recently purchased a loan pool and has commenced operations it still must be considered a start up venture and the Company faces all of the risks inherent in the start-up of a new business and does not have a historical basis on which to evaluate whether or not its business can be successful. Furthermore the company will need to expand its operations to produce results which would be meaningful to a public company. There is no assurance that the Company can complete such an expansion.

Dependence on Management

The Company is heavily dependent upon the skill, talents, and abilities of its president, Robert Freiheit. Mr. Freiheit will be primarily responsible for the decisions concerning the implementation of a business model. Mr. Freiheit will not devote his fully business time to the Company and will continue to be engaged in outside business activities. The Company will be dependent upon the business acumen and expertise of management and the applicability of their backgrounds to the business decisions required to be made on behalf of the Company.

No Trading Market for the Common Stock

There is no existing trading market for the Common Stock and it is unlikely that one will develop in the foreseeable future. The shares of Common Stock may be subject to the Penny Market Reform Act of 1990 (the “Reform Act”). In October 1990, Congress enacted the Reform Act to counter fraudulent practices common in penny stock transactions. If the shares are determined to be subject to the Reform Act, this may also adversely affect the ability to sell shares in the future.

Lack of Dividends

It is anticipated that the Company will invest any profits generated from its operations, and therefore, it is unlikely that the Company will pay dividends on its Common Stock in the foreseeable future.

Control of the Company by Management

The directors of the Company currently hold voting and dispositive power over an aggregate of 2,240,000 shares of Common Stock, which represents a majority of the currently issued and outstanding Common Stock. Since action by the stockholders on most matters, including the election of directors, only requires approval by a vote of the majority of shares voted on the mater, the current directors and executive officers of the company will be able to significantly influence if not control the election of directors of the Company and the outcome of other matters submitted to the stockholders for consideration.

Unforeseen Risks

In addition to the above risks, the future business of the Company will be subject to risks not currently foreseen or fully appreciated by management of the Company.

Should one or more of these or other risks materialize, or if the underlying assumptions of management prove incorrect, actual results may vary materially from those described in the forward-looking statements. We do not intend to update these forward-looking statements, except as may occur in the regular course of our periodic reporting obligations.

Plan of Operations

The Company plans to collect the initial loan pool purchased and rely on its contracted servicers to assist in such collection. Because the servicer only gets paid out of collection, the Company does not need to provide additional cash to conduct the operation.  To the extent that principal balances are collected, we would purchase new loans.  We do desire to greatly expand this business which would require the raising of additional capital.  The Company is currently relying on Robert Freiheit and his affiliates to seek and obtain such capital.  There is no assurance, however, that such capital will be obtained, or if obtained, can be done so on terms favorable to current shareholders.  Affiliates of Robert Freiheit have more loans available for purchase and a preliminary view of the Sacramento market indicates there are third parties who could also be a significant source of loan pools.

  If the Company does not expand its activities it has sufficient resources to pay its administrative costs for the next twelve months.  However if we are successful in raising more capital, some of the capital will need to be diverted to administrative costs.

ITEM 7. FINANCIAL STATEMENTS

The financial statements are set forth immediately following the signature page beginning on page F-1.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
ACCOUNTING AND FINANCIAL DISCLOSURE

On August 16, 2004, the Board of Directors of the Company dismissed its independent accountant, Stan J.H. Lee who had audited the Company’s financial statements for the period July 16, 2002 (inception) through December 31, 2002.  Pursuant to Section 3-11 of Regulation S-X, the Company’s financial statements for the year ended December 31, 2003 were unaudited.

The audit report of Stan J.H. Lee on the financial statements of the Company for the period July 16, 2002 (inception) through December 31, 2002 was not qualified or modified as to audit scope or accounting principles.  However, such report did contain an explanatory paragraph with regards to the Company’s ability to continue as a going concern.

During the period from July 16, 2002 (inception) though August 16, 2004, there were (1) no disagreements between the Company and Stan J.H. Lee on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure; (2) no reportable events as such term is defined by paragraph (a)(1)(iv) of Item 304 of Regulation S-K promulgated by the Securities and Exchange Commission and (3) no matters identified by Stan J.H. Lee involving our internal control structure or operations which were considered to be a material weakness.

On August 16, 2004, the Company engaged the accounting firm of Hansen, Barnett & Maxwell as our independent accountants to audit our financial statements beginning with our fiscal year ending December 31, 2004.  The appointment of new independent accountants was approved by the Board of Directors.

During August 2004, management of the Company consulted with a representative of Hansen, Barnett & Maxwell for purposes of determining whether Hansen, Barnett & Maxwell would be interested in becoming the Company’s new independent auditors.  After such discussions, on August 16, 2004, the Company’s Board of Directors resolved to retain Hansen, Barnett & Maxwell as its independent auditors.

During the consultation with Hansen, Barnett & Maxwell, or prior thereto, no one representing the Company consulted with Hansen, Barnett & Maxwell regarding the application of accounting principles to a specific completed or contemplated transaction, or the type of audit opinion that might be rendered on the Company’s financial statements and Hansen, Barnett & Maxwell had not provided the Company, or someone on its behalf, either written or oral advice on any factor, issue or item of accounting, auditing or financial reporting.

ITEM 8A. CONTROLS AND PROCEDURES

Controls and Procedures

Based on an evaluation under the supervision and with the participation of the Company's management as of a date within 90 days of the filing date of this Form 10-KSB, the Company's chief executive officer and chief financial officer has concluded that the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (Exchange Act) are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

There were no significant changes in the Company's internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation. There were no significant deficiencies or material weaknesses, and therefore there were no corrective actions taken. However, the design of any system of controls is based in part upon certain assumptions about the likelihood of future events and there is no certainty that any design will succeed in achieving its stated goal under all potential future considerations, regardless of how remote.

ITEM 8B. OTHER INFORMATION

None

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

Set forth below is the name and age of each executive officer and director of the Company, together with all positions and offices held by each, the term of office, and the period during which each has served:

Name	Age	Position and Office Held	Director and/or Executive Officer Since
Robert Freiheit	51	Chairman, Board of Directors, Chief Executive Officer, Chief Financial Officer, Treasurer, and Secretary	June 9, 2004

Mr. Freiheit was appointed to serve as a director until the next meeting of stockholders or until he is replaced by a vote of the stockholders.

There is no family relationship among the current directors and executive officers. The following sets forth brief biographical information for each director and executive officer of the Company.

Rob Freiheit, Chairman, Board of Directors, Chief Executive Officer, Chief Financial Officer, Treasurer, and Secretary

Mr. Freiheit, age 51, has served as a board member for a number of private and public companies. He has also held the position of Chief Executive Officer and President for private and public entities. Mr. Freiheit is currently President of a private held real estate development firm with over 2 million square feet of industrial space under management. In1986, he founded Liberty Associates LLC, a privately held construction, land entitlement and finance company focused on advancing growth in the industrial and warehouse sector. Mr. Freiheit is managing member of Auto Village LLC, an independent auto dealership with over $10 million in sales. A member in good standing of the National Association of Independent Auto Dealers, he is committed to enhancing the image of independent auto dealers with the public and California legislators. He is also serves as Chairman of board and Co-CEO of Accredited Adjuster Inc. which provides vehicle management services to banks and credit unions in the Western States. Mr. Freiheit is a graduate of Ohio State University in finance and chemistry.

Other than the director mentioned above, we have no employees and do not anticipate hiring any in the future until we successfully implemented our business plan. None of our directors, executive officers, promoters or control persons has been involved in any legal proceedings material to the evaluation of the ability or integrity of any of the aforementioned persons.

Compliance with Section 16(a) of the Securities Exchange Act of 1934

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the Company's executive officers and directors and persons who own more than 10% of a registered class of the Company's equity securities, to file with the Securities and Exchange Commission (hereinafter referred to as the "Commission") initial statements of beneficial ownership, reports of changes in ownership and annual reports concerning their ownership, of Common Stock and other equity securities of the Company on Forms 3, 4, and 5, respectively. Executive officers, directors and greater than 10% shareholders are required by Commission regulations to furnish the Company with copies of all Section 16(a) reports they file. The reports of Kevin Elmore on Form 4 for the month of June 2004 reporting the acquisition and the disposition of 2,240,000 shares of common stock were not filed. The report of Robert Freiheit for the month of June 2004 reporting the acquisition of 2,240,000 shares of common stock was not filed. Other than the foregoing, the Company believes that all reports required by section 16(a) for transactions in the year ended December 31, 2004, were timely filed.

Audit Committee and Financial Expert

We do not have an Audit Committee. The members of the Board of Directors perform some of the same functions of an Audit Committee, such as recommending a firm of independent certified public accountants to audit the annual financial statements; reviewing the independent auditor’s independence, the financial statements and their audit report; and reviewing management's administration of the system of internal accounting controls. The Company does not currently have a written audit committee charter or similar document.

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

ITEM 10. EXECUTIVE COMPENSATION

Robert Freiheit became Chief Executive Officer and sole director of the Company on June 9, 2004, succeeding Kevin Elmore, who had succeeded T. Chong Weng, who in turn had been Chief Executive Officer of the Company since its inception in July 2002. Neither Mr. Freiheit, Mr. Elmore, nor Mr. Weng has received any compensation for their services rendered, and have not accrued any compensation pursuant to any agreement with us. However, our current Chief Executive Officer anticipates receiving benefits as a beneficial stockholder and indirectly through servicing fees paid to his affiliates for administering the loan portfolio.

No retirement, pension, profit sharing, stock option or insurance programs or other similar programs have been adopted by us for the benefit of our employees.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL
OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The table below sets forth information as to each person owning of record or who was known by us to own beneficially more than 5% of the 3,190,000 shares of common stock outstanding as of
April 30, 2005, and by the directors and executive officers as a group. Except as otherwise indicated, all shares are owned directly, and the persons named in the table have sole voting and investment power with respect to shares shown as beneficially owned by them.

Name and Address of Beneficial Owners	Number of Shares of Common Stock Held	Percent of Ownership
Robert Freiheit (1) 1940 Zinfandel Drive, Suite R Rancho Cordova, CA 95670	2,240,000	70.2%
Gregory T. Young 8034 Golden Eagle Way Pleasanton, CA 94588	200,000	6.3%
The Big Sky Trust Robert Henrichsen, Trustee 3240 Professional Drive Auburn, CA 95602	200,000	6.3%
All Officers and Directors as a Group (1)	2,240,000	70.2%

(1)  The shares are held by Liberty Associates Holdings, LLC a limited liability company controlled by Robert Freiheit.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Since its inception, the Company's principal shareholder has also served as the Company’s sole officer and director. The Company neither owns nor leases any real or personal property. Office services are provided without charge by the officer and director of the Company. Such costs are not significant to the financial statements and accordingly, have not been reflected therein. Since the inception of the Company, other administrative expenses of the Company have been paid by the principal shareholder of the Company. These other administrative expenses totaled $4,675 and $100 for the years ended December 31, 2004 and 2003, respectively. At December 31, 2004, the amount owed to the officer/shareholder is $4,675. During 2003, the Company issued 1,000,000 shares of its common stock to its sole shareholder, officer, and director for conversion of a payable to that individual into equity.

Our recent purchase of a loan pool and the arrangement for the servicing of such pool were undertaken with affiliates of Robert Freiheit and were not completed as a result of arms length negotiations. While Mr. Freiheit will not receive a direct salary from the Company, he indirectly receives benefits from the sale and subsequent servicing of the loan pool.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

EXHIBITS

Exhibit Number	SEC Reference Number	Title of Document	Location

1	(3)	Certificate of Incorporation	Incorporated by reference(1)

2	(3)	Bylaws	Incorporated by reference(1)

3	(3)	Specimen Stock Certificate	Incorporated by reference(1)

4	(10)	Agreement for the Purchase of Common Stock dated as of April 1, 2004, by and between Kevin G. Elmore and Mr. T. Chong Weng	Incorporated by reference(2)

5	(10)	Agreement for the Purchase of Common Stock dated as of June 9, 2004, by and between Kevin G. Elmore and Liberty Associates Holdings, LLC.	Incorporated by reference(3)

6	(31)	Rule 13(a) - 14(a)/15(d) - 14(a) Certification	This filing

7	(32)	Section 1350 Certification	This filing
_________________________

(1)	Incorporated by reference from the Company's registration statement on Form 10-SB filed with the Commission on January 2, 2003.
(2)	Incorporated by reference from the Company’s report on Form 8-K, dated as of April 1, 2004.
(3)	Incorporated by reference from the Company’s report on Form 8-K, dated as of June 9, 2004.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

On August 16, 2004, the Board of Directors engaged the accounting firm of Hansen, Barnett & Maxwell as our independent accountants. Prior to the engagement of Hansen, Barnett & Maxwell, all audit and permissible non-audit services were performed by Stan J.H. Lee. The Chief Executive Officer pre-approves all audit and non-audit services prior to the performance of services by the Company’s independent accountants. The percentage of hours expended on the audit by persons other than full time, permanent employees of each accounting firm was zero.

Audit Fees

Aggregate fees billed to us during years ended December 31, 2004 and 2003 for professional services by our principal accountants, for the audit of our annual financial statements and the review of quarterly financial statements were $3,063 and $0, respectively.

Audit-Related Fees

There were no fees billed to us in the previous two fiscal years for assurance and related services our principal accountants that are reasonably related to the performance of the audit or review of our financial statements and that are not reported in the previous paragraph.

Tax Fees

Aggregate fees billed to us during the years ended December 31, 2004 and 2003 for professional services by our principal accountants for tax compliance, tax advice, and tax planning were $0 and $0, respectively.

All Other Fees

Aggregate fees billed during the years ended December 31, 2004 and 2003 for products or other services by our principal accountants that are not reported in the previous three paragraphs were $0 and $0, respectively.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.

WELUND FUND, INC.

Dated: May 11, 2005	By /s/ Robert Freiheit
Robert Freiheit, Chief Executive Officer and Chief Financial Officer (Principal Executive, Financial and Accounting Officer)

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated: May 11 2005	By /s/ Robert Freiheit
Robert Freiheit, Director

WELUND FUND, INC.
(A Development Stage Company)
Balance Sheet
December 31, 2004

ASSETS

Assets	$-

LIABILITIES AND SHAREHOLDERS' DEFICIT

Current Liabilities
Accounts payable	$2,869
Payable to officer/shareholder	4,675
Total Current Liabilities	7,544

Shareholders' Deficit
Preferred stock, $0.0001 par value; 20,000,000 shares authorized; none issued and outstanding	-
Common stock, $0.0001 par value; 100,000,000 shares authorized; 2,240,000 shares issued and outstanding	224
Deficit accumulated during the development stage	(7,768)
Total Shareholders' Deficit	(7,544)

Total Liabilities and Shareholders' Deficit	$-

The accompanying notes are an integral part of this financial statement

F1

WELUND FUND, INC.
(A Development Stage Company)
Statements of Operations

			For the Period from
			July 16, 2002
	For the Years Ended		(date of inception)
	December 31,		through
	2004	2003	December 31, 2004

General and administrative expense	$7,544	$100	$7,768

Net Loss	$(7,544)	$(100)	$(7,768)

Basic Loss Per Common Share	$-	$-

Weighted-Average Common Shares Outstanding	2,240,000	2,240,000

The accompanying notes are an integral part of these financial statements.

F2

WELUND FUND, INC.
(A Development Stage Company)
Statements of Stockholders' Equity (Deficit)

			Deficit
			Accumulated
			During the	Total
	Common Stock		Development	Shareholders'
	Shares	Amount	Stage	Deficit

For the Period from July 16, 2002
(date of inception) through
December 31, 2002:
Issuance of stock for services on July 16, 2002 at $0.0001 per share	1,240,000	$124	$-	$124
Net loss	-	-	(124)	(124)

Balance - December 31, 2002	1,240,000	124	(124)	-

Issuance of stock upon convesion of debt on December 31, 2003 at $0.0001 per share	1,000,000	100	-	100
Net loss	-	-	(100)	(100)

Balance - December 31, 2003	2,240,000	224	(224)	-

Net loss	-	-	(7,544)	(7,544)

Balance - December 31, 2004	2,240,000	$224	$(7,768)	$(7,544)

The accompanying notes are an integral part of these financial statements.

F3

WELUND FUND, INC.
(A Development Stage Company)
Statements of Cash Flows

			For the Period from
			July 16, 2002
	For the Years Ended		(date of inception)
	December 31,		through
	2004	2003	December 31, 2004
Cash Flows From Operating Activities
Net loss	$(7,544)	$(100)	$(7,768)
Adjustments to reconcile net loss to net cash used in operating activities:
Issuance of common stock for services	-	-	124
Changes in assets and liabilities:
Increase in payable to officer/shareholder	4,675	100	4,775
Accounts payable	2,869	-	2,869
Net Cash Used In Operating Activities	-	-	-

Net Increase In Cash	-	-	-
Cash At End Of Period	$-	$-	$-

Supplemental Disclosure of Non-Cash Investing and Financing Transactions:
Issuance of 1,000,000 shares of common stock upon conversion of debt	$-	$100

The accompanying notes are an integral part of these financial statements

F4