Form 10KSB/A
period 2004-12-31
WELUND FUND INC
filed 2005-05-24
CIK 1210618

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB/A
(Amendment No. 1)
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

This report on Form 10-KSB is being amended to correct typographical errors that occurred in the process of preparing the file for electronic submission on the EDGAR system.

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

ITEM 7. FINANCIAL STATEMENTS

This report on Form 10-KSB is being amended to correct typographical errors that occurred in the process of preparing the file for electronic submission on the EDGAR system.

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
Robert Freiheit, Director

WELUND FUND, INC.
(A Development Stage Company)

INDEX TO FINANCIAL STATEMENTS

Page

Report of Independent Registered Public Accounting Firm	F-2

Balance Sheet - December 31, 2004	F-3

Statements of Operations for the Years Ended December 31, 2004 and 2003 and for the Period from July 16, 2002 (Date of Inception) through December 31, 2004	F-4

Statements of Shareholders’ Deficit for the Period from July 16, 2002 (Date of Inception) through December 31, 2002 and for the Years Ended December 31, 2003 and 2004	F-5

Statements of Cash Flows for the Years Ended December 31, 2004 and 2003 and for the Period from July 16, 2002 (Date of Inception) through December 31, 2004	F-6

Notes to Financial Statements	F-7

F1

HANSEN, BARNETT & MAXWELL
A Professional Corporation	Registered with the Public Company
CERTIFIED PUBLIC ACCOUNTANTS	Accounting Oversight Board

5 Triad Center, Suite 750 Salt Lake City, UT 84180-1128
Phone: (801) 532-2200
Fax: (801) 532-7944
www.hbmcpas.com

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and the Shareholders
Welund Fund, Inc.

We have audited the accompanying balance sheet of Welund Fund, Inc. (a development stage company) as of December 31, 2004, the related statements of operations, shareholders’ deficit, and cash flows for the years ended December 31, 2004 and 2003 and for the period from July 16, 2002 (date of inception) through December 31, 2004. These financial statements are the responsibility of the Company's management.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Welund Fund, Inc. as of December 31, 2004 and the results of its operations and its cash flows for the years ended December 31, 2004 and 2003 and for the period from July 16, 2002 (date of inception) through December 31, 2004 in accordance with U.S. generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1, the Company’s shareholders’ deficit, operating losses and working capital deficiency and lack of operations raise substantial doubt about its ability to continue as a going concern. Management’s plans regarding those matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

HANSEN, BARNETT & MAXWELL
April 30, 2005
Salt Lake City, Utah

F2

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

F3

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

F4

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

F5

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

The accompanying notes are an integral part of these financial statements

F6

WELUND FUND, INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS

NOTE 1 - ORGANIZATION, NATURE OF OPERATIONS, CHANGE IN CONTROL, AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization, Nature of Operations, and Change in Control — Welund Fund, Inc. ("the Company") was incorporated in the State of Delaware on July 16, 2002 to serve as a vehicle to effect a merger, exchange of capital stock, asset acquisition or other business combination with a domestic or foreign private business. The Company is in the development stage and, as of December 31, 2004, had not yet commenced any formal business operations. Since July 16, 2002, the Company’s activities have primarily related to the Company's formation and the seeking of investment or merger opportunities. On June 9, 2004, an entity acquired 100% of the stock of the Company from the former sole shareholder of the Company for $90,000. At this time, control of the Company was transferred to the new shareholder who appointed a new board of directors. The change of control did not constitute a business combination or reorganization, and consequently, the assets and liabilities of the Company continued to be recorded at historical cost. As further described in Note 5 to the financial statements, the Company completed a placement of 950,000 shares of common stock for $225,000, net of offering costs and purchased a pool of sub-prime auto loans from an affiliate of the Company’s president for $107,357.

Use of Estimates — The financial statements are prepared in accordance with accounting principles generally accepted in the United States of America, and require management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements. They may also affect the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates upon subsequent resolution of identified matters.

Income Taxes — Deferred tax assets and liabilities are determined based on temporary differences between financial reporting and tax bases of assets and liabilities and on the amount of operating loss carry forwards, and are measured using the enacted tax rates and laws that will be in effect when the temporary differences and carry forwards are expected to reverse. An allowance against deferred tax assets is recorded when it is more likely than not that such tax benefits will not be realized.

Business Condition - The accompanying financial statements have been prepared in accordance with U.S. generally accepted accounting principles which contemplate continuation of the Company as a going concern. However, the Company’s shareholders’ deficit, operating losses, working capital deficiency and lack of operations, raise substantial doubt about the ability of the Company to continue as a going concern. In this regard, management’s plans include raising additional funds to meet its ongoing expenses through shareholder loans or private placement of its equity securities. There is no assurance that the Company will be successful in raising additional capital, or if successful, on terms favorable to the Company. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

Basic Loss Per Share - Basic loss per share amounts are computed by dividing net loss by the weighted-average number of common shares outstanding during each period. At December 31, 2004, there were no potential common shares outstanding.

F7

WELUND FUND, INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS

Recent Accounting Pronouncements —  In December 2004, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 123 (Revised 2004), Share-Based Payment (SFAS 123R), which addresses the accounting for share-based payment transactions in which a company receives employee services in exchange for either equity instruments of that company or liabilities that are based on the fair value of that company’s equity instruments, or that may be settled by issuance of such equity instruments. SFAS 123R eliminates the ability to account for share-based compensation transactions using the intrinsic value method as prescribed by Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and requires that such transactions be accounted for using a fair value-based method and recognized as expense in the statement of operations. SFAS 123R is effective beginning January 1, 2006. The adoption of SFAS 123R will not have a material effect on the Company as the Company does not currently have stock options or any other share-based payment arrangement outstanding.

In December 2004, the FASB issued Statement of Financial Accounting Standards No. 153 (SFAS 153), Exchanges of Nonmonetary Assets - An Amendment of APB Opinion No. 29. SFAS 153 amends Opinion 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. The Company does not expect this pronouncement to have a material impact on our financial statements.

NOTE 2 - PREFERRED AND COMMON STOCK

Preferred Stock — The Company is authorized to issue 20,000,000 shares of preferred stock, $0.0001 par value, with such designations, voting and other rights and preferences as may be determined from time to time by the Board of Directors. As of December 31, 2004, no shares of preferred stock have been issued.

Common Stock — The Company is authorized to issue 100,000,000 shares of common stock, $0.0001 par value. On July 17, 2002 the Company issued 1,240,000 shares of its $0.0001 par value common stock to the founder of the Company for services with a fair value of $124. On December 31, 2003, the Company issued an officer of the Company 1,000,000 shares of common stock upon the conversion of debt in the amount of $100. The Company granted to the officer the right for conversion of the debt on December 31, 2004 and on that date, the fair value of the common stock issued approximated the fair value of the debt.

NOTE 3 - RELATED PARTY TRANSACTIONS

The Company's primary shareholder also serves as the Company’s sole officer and director. The Company neither owns nor leases any real or personal property. Office services are provided without charge by the officer and director of the Company. Such costs are not significant to the financial statements and accordingly, have not been reflected therein. Since the inception of the Company, other administrative expenses of the Company have been paid by the primary shareholders of the Company. At December 31, 2004, the amount owed to the current officer/shareholder was $4,675.

F8

WELUND FUND, INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS

NOTE 4 - INCOME TAXES

At December 31, 2004, the Company has net operating loss carry forwards in the approximate amount of $7,700. These net operating losses expire in years through 2024 if unused. The utilization of the net operating loss carry forwards is dependent upon the tax laws in effect at the time the net operating loss carry forwards can be utilized. No income benefit or deferred tax asset has been recorded in the financial statements because it has not yet been determined to be more likely than not that such tax benefits will be realized. The components of net deferred tax assets and liabilities were as follows at December 31, 2004:

Deferred tax asset - Operating loss carry forwards	$2,641
Valuation allowance	(2,641)
Net Deferred Tax Asset	$-

The valuation allowance increased $2,565 and $34 during the years ended December 31, 2004 and 2003, respectively. The following is a reconciliation of the income tax benefit computed at the statutory federal rate of 34% to income tax expense included in the accompanying financial statements for the years ended December 31, 2004 and 2003:
	2004	2003

Income tax benefit at statutory rate	$(2,565)	$(34)
Change in valuation allowance	2,565	34
Net Income Tax Benefit	$-	$-

NOTE 5 - SUBSEQUENT EVENTS

Issuance of Common Stock - On March 24, 2005, the Company opened a private offering under which it issued 950,000 shares of common stock for $225,000 cash, or $0.25 per share, after $12,500 of offering costs. The offering closed April 30, 2005.

Purchase of Loans - On March 30, 2005, the Company purchased a pool of sub-prime auto loans with a pay-off balance of $126,302 from an affiliate of the Company’s primary shareholder, officer, and director for $107,357. The purchase price was 85% of the loan pool’s pay-off balance. The seller of the pool is required to repurchase loans that become 90 days delinquent. The average loan has a principal balance of approximately $4,708 with an average annual percentage interest rate of approximately 21.54%. The remaining terms of the loans range from 6 to 46 months. The Company has contracted with Accredited Adjusters, LLC, a related party, to service and administer the loans for a monthly fee equal to 1/2% of the outstanding principal balance. Accredited Adjusters is an affiliate of the Company’s primary shareholder, officer, and director.

F9