Form 10QSB
period 2005-03-31
WELUND FUND INC
filed 2005-05-24
CIK 1210618

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended  March 31, 2005

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the transition period from ____________ to

Commission File Number ________000-50142

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

As of April 30, 2005, the Issuer had 3,190,000 shares of its common stock, par value $0.001 per share, issued and outstanding.

Transitional Small Business Disclosure Format (check one):

Yes	No	X

PART I
FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Welund Fund, Inc. has included its unaudited condensed balance sheets as of March 31, 2005 and December 31, 2004 (the end of our most recently completed fiscal year), and unaudited condensed statements of operations and cash flows for the three months ended March 31, 2005 and 2004, and for the period from July 16, 2002 (date of inception) through March 31, 2005, together with unaudited condensed notes thereto. In the opinion of management of Welund Fund, Inc., the financial statements reflect all adjustments, all of which are normal recurring adjustments, necessary to fairly present the financial condition, results of operations, and cash flows of Welund Fund, Inc. for the interim periods presented. The financial statements included in this report on Form 10-QSB should be read in conjunction with the financial statements of Welund Fund, Inc. and the notes thereto for the year ended December 31, 2004 included in our annual report on Form 10-KSB.

WELUND FUND, INC.
(A Development Stage Company)
Condensed Balance Sheets
(Unaudited)

	March 31,	December 31,
	2005	2004
ASSETS

Current Assets
Cash	$20,537	$-
Current maturities of auto loans receivable	60,260	-
Subscriptions receivable	83,000	-
Total Current Assets	163,797	-

Auto loans receivable, less current maturities	47,097	-

Total Assets	$210,894	$-

LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)

Current Liabilities
Accounts payable	$10,746	$2,869
Payable to officer/shareholder	10,215	4,675
Total Current Liabilities	20,961	7,544

Shareholders' Equity (Deficit)
Common stock, $0.0001 par value; 20,000,000 shares authorized; 3,090,000 and 2,240,000 shares issued and outstanding or subscribed	309	224
Additional paid in capital	199,915	-
Deficit accumulated during the development stage	(10,291)	(7,768)
Total Shareholders' Equity (Deficit)	189,933	(7,544)

Total Liabilities and Shareholders' Equity (Deficit)	$210,894	$-

The accompanying notes are an integral part of these condensed financial statements

WELUND FUND, INC.
(A Development Stage Company)
Condensed Statements of Operations
(Unaudited)

			For the Period from
			July 16, 2002
	For the Three Months Ended		(date of inception)
	March 31,		through
	2005	2004	March 31, 2005

General and administrative expense	$2,523	$-	$10,291

Net Loss	$(2,523)	$-	$(10,291)

Basic Loss Per Common Share	$-	$-

Weighted-Average Common Shares Outstanding	2,265,626	2,240,000

The accompanying notes are an integral part of these condensed financial statements

WELUND FUND, INC.
(A Development Stage Company)
Condensed Statements of Cash Flows
(Unaudited)

			For the period from
			July 16, 2002
	For the Three Months Ended		(date of inception)
	March 31,		through
	2005	2004	March 31, 2005
Cash Flows From Operating Activities
Net loss	$(2,523)	$-	$(10,291)
Adjustments to reconcile net loss to net cash used in operating activities
Issuance of common stock for services	-	-	124
Changes in assets and liabilities:
Increase in payable to officers/shareholders	540	-	5,315
Accounts payable	377	-	3,246
Net Cash Used In Operating Activities	(1,606)	-	(1,606)

Cash Flows From Investing Activities
Purchase of auto loans receivable	(107,357)	-	(107,357)
Net Cash Used In Investing Activities	(107,357)	-	(107,357)

Cash Flows From Financing Activities
Proceeds from the sale of common stock	129,500	-	129,500
Net Cash Provided By Financing Activities	129,500	-	129,500
Net Increase In Cash	20,537	-	20,537
Cash At Beginning Of Period	-	-	-
Cash At End Of Period	$20,537	$-	$20,537

The accompanying notes are an integral part of these condensed financial statements

WELUND FUND, INC.
(A Development Stage Company)
Notes to Condensed Financial Statements

(A) Organization, Change in Control, and Significant Accounting Policies

Organization, Nature of Operations and Change in Control — Welund Fund, Inc. ("the Company") was incorporated in the State of Delaware on July 16, 2002 to serve as a vehicle to effect a merger, exchange of capital stock, asset acquisition or other business combination with a domestic or foreign private business. The Company is in the development stage and, as of December 31, 2004, had not yet commenced any formal business operations. Since July 16, 2002, the Company’s activities have primarily related to the Company's formation and the seeking of investment or merger opportunities. On June 9, 2004, an entity acquired 100% of the stock of the Company from the former sole shareholder of the Company for $90,000. At this time, control of the Company was transferred to the new shareholder who appointed a new board of directors. The change of control did not constitute a business combination or reorganization, and consequently, the assets and liabilities of the Company continued to be recorded at historical cost. As further described in Notes (B) and (C) to the financial statements, the Company completed a placement of 950,000 shares of common stock for $225,000, net of offering costs and purchased a pool of sub-prime auto loans from an affiliate of the Company’s president for $107,357.

Condensed Interim Financial Statements - The accompanying unaudited condensed financial statements of Welund Fund, Inc. have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-QSB. Accordingly, these financial statements do not include all of the information and disclosures required by generally accepted accounting principles for complete financial statements. These financial statements should be read in conjunction with the Company’s annual financial statements and the notes thereto, included in the Company’s annual report on Form 10-KSB. In the opinion of the Company’s management, the accompanying unaudited condensed financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to fairly present the Company’s financial position as of March 31, 2005, its results of operations and cash flows for the three months ended March 31, 2005 and 2004, and for the period from July 16, 2002 (date of inception), through March 31, 2005. The results of operations for the three months ended March 31, 2005, may not be indicative of the results that may be expected for the year ending December 31, 2005.

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

Basic Loss Per Share - Loss per share amounts are computed by dividing net loss by the weighted-average number of common shares outstanding during each period. At March 31, 2005 and 2004, there were no potentially dilutive common stock equivalents outstanding.

WELUND FUND, INC.
(A Development Stage Company)
Notes to Condensed Financial Statements
(B) Common Stock

On March 24, 2005, the Company opened a private offering of its stock for sale at $0.25 per share. Through March 31, 2005, the Company had subscriptions to sell 850,000 shares of common stock for $212,500, of which $129,500 was paid in March 2005 and the remaining subscription receivable of $83,000 was collected in April 2005. During April 2005, an additional 100,000 shares of common stock were sold, resulting in a total of 950,000 shares of common stock being sold for $225,000, net of offering costs. Total cost of the offering was $12,500, which was charged against additional paid in capital. The offering closed April 30, 2005.

(C) Purchase of Auto Loans

On March 30, 2005, the Company purchased a pool of sub-prime auto loans with a pay-off balance of $126,302 from an affiliate of the Company’s primary shareholder, officer, and director for $107,357. The purchase price was 85% of the loan pool’s pay-off balance. The discount of $18,945 on the purchase of the loans will be amortized over the term of the loans using a method which approximates the effective yield method. The seller of the pool is required to repurchase loans that become 90 days delinquent. As such, no allowance for uncollectible loans is needed. The average loan has a principal balance of approximately $4,708 with an average annual percentage interest rate of approximately 21.54%. The remaining terms of the loans range from 6 to 46 months. The Company has contracted with Accredited Adjusters, LLC, a related party, to service and administer the loans for a monthly fee equal to ½% of the outstanding principal balance. Accredited Adjusters is an affiliate of the Company’s primary shareholder, officer, and director.

(D) Related Party Transactions

Since the inception of the Company, certain expenses of the Company have been paid by the principal shareholder of the Company. The Company does not own any any real or personal property. Office services have been provided without charge by the officer and director of the Company. Such costs had not been significant to the financial statements and accordingly, have not been reflected therein. Commencing March 1, 2005, the Company began paying rent in the amount of $1,800 per month to an affiliate of the officer and director for the use of certain office space. At March 31, 2005, the amount owed to the officer/shareholder is $10,215.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS
OR PLAN OF OPERATION

Forward Looking Statements

This discussion and analysis is designed to be read in conjunction with the Management’s Discussion and Analysis set forth in Welund Fund’s Form 10-KSB for the fiscal year ended December 31, 2004. As used herein, “we,” “our,” “us” and the like refer to Welund Fund, Inc.

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

Dependence on Management

The Company is heavily dependent upon the skill, talents, and abilities of its president, Robert Freiheit. Mr. Freiheit will be primarily responsible for the decisions concerning the implementation of a business model. Mr. Freiheit will not devote his full business time to the Company and will continue to be engaged in outside business activities. The Company will be dependent upon the business acumen and expertise of management and the applicability of their backgrounds to the business decisions required to be made on behalf of the Company.

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

Recent Accounting Pronouncements

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

ITEM 3. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

In accordance with Section 302 of the Sarbanes-Oxley Act of 2002 and the Securities Exchange Act of 1934 Section 13a-15(e) or Section 15d-15(e), we implemented disclosure controls and procedures pursuant to which management under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, carried out, as of the end of the quarter ended March 31, 2005, a review and evaluation of the effectiveness of our disclosure controls and procedures. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer has concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by Welund Fund, Inc. in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms.

Changes in Internal Controls

There were no significant changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2005 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Between March 24, 2005 and April 30, 2005, the Company conducted a private offering of its stock for sale at $0.25 per share. The offering was made on a best-efforts basis, and included a maximum offering of 1,600,000 shares and a minimum offering of 400,000 shares. During the offering, the Company sold 950,000 shares of common stock for aggregate gross proceeds of $237,500. On March 30, 2005, $107,357 of the proceeds from the offering was used to purchase a pool of sub-prime auto loans, as further described below in Item 5. The remainder of the proceeds from the offering are being held for future investment and operating costs. The sale and issuance of the common stock was exempt from registration under the Securities Act of 1933, as amended, pursuant to Section 4(2) of the Securities Act, as not being a public offering.

ITEM 5. OTHER INFORMATION

Item 3.02 of Form 8-K, Unregistered Sales of Equity Securities.

As more fully described in Item 2 above, the Company sold 950,000 shares of common stock for proceeds of $225,000, net of offering costs, between March 24, 2005 and April 30, 2005.

Item 2.01 of Form 8-K, Completion of Acquisition or Disposition of Assets.

On March 30, 2005, the Company purchased a pool of sub-prime auto loans with a pay-off balance of $126,302 from Village Auto, LLC, an affiliate of the Company’s primary shareholder, officer, and director for $107,357. The purchase price was 85% of the loan pool’s pay-off balance. The seller of the pool is required to repurchase loans that become 90 days delinquent. The average loan has a principal balance of approximately $4,708 with an average annual percentage interest rate of approximately 21.54%. The remaining terms of the loans range from 6 to 46 months. The Company has contracted with Accredited Adjusters, LLC, a related party, to service and administer the loans for a monthly fee equal to 1/2% of the outstanding principal balance. Accredited Adjusters is an affiliate of the Company’s primary shareholder, officer, and director.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

Exhibits

Exhibit Number	SEC Reference Number	Title of Document	Location
1	(10)	Purchase and Servicing Agreement between Welund Fund, Inc. and Village Auto, LLC, dated March 30, 2005	This filing

2	(31)	Rule 13(a) - 14(a)/15(d) - 14(a) Certification	This filing

3	(32)	Section 1350 Certification	This filing

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WELUND FUND, INC.

Dated: May 23, 2005	By:	/s/ Robert Freiheit
Robert Freiheit, President and Chief Executive Officer
(Principal Executive Officer)