Form 10QSB
period 2005-06-30
WELUND FUND INC
filed 2005-08-22
CIK 1210618

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)
[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended  June 30, 2005

OR

[    ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the transition period from___________ to ___________

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

___________________________________________________________________
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

As of August 11, 2005, the Issuer had 3,440,000 shares of its common stock, par value $0.001 per share, issued and outstanding.

Transitional Small Business Disclosure Format (check one):

Yes	No	X

PART I
FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Welund Fund, Inc. has included its unaudited condensed balance sheets as of June 30, 2005 and December 31, 2004 (the end of our most recently completed fiscal year), and unaudited condensed statements of operations for the three and six months ended June 30, 2005 and 2004, and for the period from July 16, 2002 (date of inception) through June 30, 2005, and unaudited condensed statements of cash flows for the six months ended June 30, 2005 and 2004, and for the period from July 16, 2002 (date of inception) through June 30, 2005, together with unaudited condensed notes thereto. In the opinion of management of Welund Fund, Inc., the financial statements reflect all adjustments, all of which are normal recurring adjustments, necessary to fairly present the financial condition, results of operations, and cash flows of Welund Fund, Inc. for the interim periods presented. The financial statements included in this report on Form 10-QSB should be read in conjunction with the financial statements of Welund Fund, Inc. and the notes thereto for the year ended December 31, 2004 included in our annual report on Form 10-KSB.

WELUND FUND, INC.
(A Development Stage Company)
Condensed Balance Sheets
(Unaudited)

	June 30,	December 31,
	2005	2004

ASSETS
Cash	$127,680	$-
Receivables from affiliated entities	8,281	-
Prepaid expense	1,664	-
Finance receivables, net of discount of $15,919	91,393	-

Total Assets	$229,018	$-

LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)

Accounts payable	$8,171	$2,869
Payable to officer/shareholder	-	4,675
Total Liabilities	8,171	7,544

Common stock, $0.0001 par value; 20,000,000 shares authorized; 3,440,000 and
2,240,000 shares issued and outstanding	344	224
Additional paid-in capital	287,380	-
Deficit accumulated during the development stage	(66,877)	(7,768)
Total Shareholders' Equity (Deficit)	220,847	(7,544)

Total Liabilities and Shareholders' Equity (Deficit)	$229,018	$-

The accompanying notes are an integral part of these condensed financial statements

WELUND FUND, INC.
(A Development Stage Company)
Statements of Operations
(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,		For the Period from July 16, 2002 (date of inception) through
	2005	2004	2005	2004	June 30, 2005

Revenues
Finance income	$6,326	$-	$6,326	$-	$6,326
Amortization of discount on purchased finance receivables	2,817	-	2,817	-	2,817
	9,143	-	9,143	-	9,143

General and administrative expense	65,729	2,565	68,252	2,565	76,020

Net Loss	$(56,586)	$(2,565)	$(59,109)	$(2,565)	$(66,877)

Loss Per Common Share	$(0.02)	$-	$(0.02)	$-

Weighted-Average Common Shares Outstanding	3,302,088	2,240,000	2,799,238	2,240,000

The accompanying notes are an integral part of these condensed financial statements

WELUND FUND, INC.
(A Development Stage Company)
Statements of Cash Flows
(Unaudited)

	For the Six Months Ended June 30,		For the period from July 16, 2002 (date of inception) through
	2005	2004	June 30, 2005
Cash Flows From Operating Activities
Net loss	$(59,109)	$(2,565)	$(66,877)
Adjustments to reconcile net loss to net cash used in operating activities
Amortization of discount on purchased finance receivables	(2,817)	-	(2,817)
Issuance of common stock for services	50,000	-	50,124
Changes in assets and liabilities:
Change in receivables from affiliated entities - investing activity	(8,281)	-	(8,281)
Change in prepaid expense	(1,664)	-	(1,664)
Change in payable to officers/shareholders - financing activity	(4,675)	2,500	100
Accounts payable	5,302	65	8,171
Net Cash Used In Operating Activities	(21,244)	-	(21,244)

Cash Flows From Investing Activities
Purchase of finance receivables from a related party	(107,357)	-	(107,357)
Collection of finance receivables	18,781	-	18,781
Net Cash Used In Investing Activities	(88,576)	-	(88,576)

Cash Flows From Financing Activities
Proceeds from the issuance of common stock	237,500	-	237,500
Net Cash Provided By Financing Activities	237,500	-	237,500
Net Increase In Cash	127,680	-	127,680
Cash At Beginning Of Period	-	-	-
Cash At End Of Period	$127,680	$-	$127,680

The accompanying notes are an integral part of these condensed financial statements

(A) Organization, Change in Control, and Significant Accounting Policies

Organization, Nature of Operations and Change in Control —Welund Fund, Inc. ("the Company") was incorporated in the State of Delaware on July 16, 2002 to serve as a vehicle to effect a merger, exchange of capital stock, asset acquisition or other business combination with a domestic or foreign private business. Since July 16, 2002, the Company’s activities have primarily related to the Company's formation and the seeking of investment or merger opportunities. On June 9, 2004, an entity acquired 100% of the stock of the Company from the former sole shareholder of the Company for $90,000. At this time, control of the Company was transferred to the new shareholder who appointed a new board of directors. The change of control did not constitute a business combination or reorganization, and consequently, the assets and liabilities of the Company continued to be recorded at historical cost. From July 16, 2002 through March 31, 2005, the Company did not recognize revenue from any of its business activities. As further described in Notes (B) and (C) to the financial statements, the Company has recently issued 1,000,000 shares of common stock for $250,000, less offering costs, and has purchased a pool of sub-prime auto loans from an affiliate of the Company’s president for $107,357. Although the Company has now recognized revenue in the quarter ended June 30, 2005 from the auto loans, the Company continues to be considered to be in the development stage because revenues recognized have not been significant in relation to the level of planned future operations.

Condensed Interim Financial Statements - The accompanying unaudited condensed financial statements of Welund Fund, Inc. have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-QSB. Accordingly, these financial statements do not include all of the information and disclosures required by generally accepted accounting principles for complete financial statements. These financial statements should be read in conjunction with the Company’s annual financial statements and the notes thereto, included in the Company’s annual report on Form 10-KSB. In the opinion of the Company’s management, the accompanying unaudited condensed financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to fairly present the Company’s financial position as of June 30, 2005, its results of operations for the three months ended June 30, 2005 and 2004, and its results of operations and cash flows for the six months ended June 30, 2005 and 2004, and for the period from July 16, 2002 (date of inception), through June 30, 2005. The results of operations for the three months and the six months ended June 30, 2005, may not be indicative of the results that may be expected for the year ending December 31, 2005.

Business Condition - The accompanying financial statements have been prepared in accordance with U.S. generally accepted accounting principles which contemplate continuation of the Company as a going concern. However, the Company’s operating losses and lack of significant operations, raise substantial doubt about the ability of the Company to continue as a going concern. In this regard, management’s plans include raising additional funds to meet its ongoing expenses through placement of its equity securities. There is no assurance that the Company will be successful in raising additional capital, or if successful, on terms favorable to the Company. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

Basic Loss Per Share - Loss per share amounts are computed by dividing net loss by the weighted-average number of common shares outstanding during each period. At June 30, 2005 and 2004, there were no potentially dilutive common stock equivalents outstanding.

(B) Common Stock

On March 24, 2005, the Company opened a private offering of its common stock for issuance at $0.25 per share. Through June 30, 2005, the Company issued 1,000,000 shares of common stock for $250,000. Total cost of the offering was $12,500, which was charged against additional paid in capital.

During May 2005, the Company issued 200,000 common shares for services valued at $50,000, or $0.25 per share.  The services were valued based upon the value of the shares issued for cash.

(C) Finance Receivables

On March 30, 2005, the Company purchased a pool of sub-prime auto loans with a pay-off balance of $126,302 from an affiliate of the Company’s primary shareholder, officer, and director for $107,357. The purchase price was 85% of the loan pool’s pay-off balance. The discount of $18,945 on the purchase of the loans is being amortized over the term of the loans using a method which approximates the effective yield method. The seller of the pool is required to repurchase loans that become 90 days delinquent. As such, no allowance for uncollectible loans is considered to be necessary by management. At the date of purchase, the average loan had a principal balance of approximately $4,708 with an average annual percentage interest rate of approximately 21.54%. The remaining terms of the loans ranged from 6 to 46 months. The Company has contracted with Accredited Adjusters, LLC, a related party, to service and administer the loans for a monthly fee equal to ½% of the outstanding principal balance. Accredited Adjusters is an affiliate of the Company’s primary shareholder, officer, and director.

Summary information regarding finance receivables for the six months ended June 30, 2005 is as follows:

	Finance Receivables (Payoff)	Unamortized Discount	Finance Receivables, net
Purchase of auto loans, March 30, 2005	$126,302	$(18,945)	$107,357
Collections of auto loans	(18,781)	-	(18,781)
Amortization of discount	-	2,817	2,817
Other	(209)	209	-
Balance at June 30, 2005	$107,312	$(15,919)	$91,393

(D) Related Party Transactions

Since the inception of the Company, certain expenses of the Company had been paid by the principal shareholder of the Company. The Company does not own any any real or personal property. Office services had been provided without charge by the officer and director of the Company. Such costs had not been significant to the financial statements and accordingly, have not been reflected therein. At March 31, 2005, the amount owed to the officer/shareholder is $10,215, which was paid in full during the quarter ended June 30, 2005.

Commencing March 1, 2005, the Company began paying rent in the amount of $1,800 per month to an affiliate of the officer and director for the use of certain office space. In connection with the servicing of the auto loans, the Company has paid Accredited Adjusters, LLC $4,000, of which $1,664 represents a prepayment for future services. Furthermore, in connection with the collection of the auto loans, $8,281 has been collected by affiliates of the Company, and has been or will be transferred to the Company subsequent to June 30, 2005.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Forward Looking Statements

This discussion and analysis is designed to be read in conjunction with the Management’s Discussion and Analysis set forth in Welund Fund’s Form 10-KSB for the fiscal year ended December 31, 2004. As used herein, “we,”“our,”“us” and the like refer to Welund Fund, Inc.

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

Plan of Operations

The Company plans to collect the initial loan pool purchased and rely on its contracted servicers to assist in such collection.  To the extent that principal balances are collected, we plan to purchase new loans.  We desire to greatly expand this business which would require the raising of additional capital.  The Company is currently relying on Robert Freiheit and his affiliates to seek and obtain such capital.  There is no assurance, however, that such capital will be obtained, or if obtained, can be done so on terms favorable to current shareholders.  Affiliates of Robert Freiheit have more loans available for purchase and a preliminary view of the Sacramento market indicates there are third parties who could also be a significant source of loan pools.

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

ITEM 3. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

In accordance with Section 302 of the Sarbanes-Oxley Act of 2002 and the Securities Exchange Act of 1934 Section 13a-15(e) or Section 15d-15(e), we implemented disclosure controls and procedures pursuant to which management under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, carried out, as of the end of the quarter ended June 30, 2005, a review and evaluation of the effectiveness of our disclosure controls and procedures. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer has concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by Welund Fund, Inc. in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms.

Changes in Internal Controls

There were no significant changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2005 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Between March 24, 2005 and June 30, 2005, the Company conducted a private offering of its stock for sale at $0.25 per share. The offering was made on a best-efforts basis, and included a maximum offering of 1,600,000 shares and a minimum offering of 400,000 shares. During the offering, the Company sold 1,000,000 shares of common stock for aggregate gross proceeds of $250,000. The sale and issuance of the common stock was exempt from registration under the Securities Act of 1933, as amended, pursuant to Section 4(2) of the Securities Act, as not being a public offering.

During May 2005, the company issued 200,000 shares of its common stock to Eagle Lake, Incorporated for services rendered to the Company.  The shares have been valued at $0.25 per share, or $50,000, and represents the value of services rendered.  The issuance of the common stock was exempt from registration under the Securities Act of 1933, as amended, pursuant to Section 4(2) of the Securities  Act, as not being a public offering.

ITEM 5. OTHER INFORMATION

Item 3.02 of Form 8-K, Unregistered Sales of Equity Securities.

As more fully described in Item 2 above, the Company sold 1,000,000 shares of common stock for proceeds of $250,000, net of offering costs, between March 24, 2005 and June 30, 2005.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

Exhibits

Exhibit Number	SEC Reference Number	Title of Document	Location

1	(31)	Rule 13(a) - 14(a)/15(d) - 14(a) Certification	This filing

2	(32)	Section 1350 Certification	This filing

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WELUND FUND, INC.

Dated: August 22, 2005	By /s/ Robert Freiheit
Robert Freiheit, President and Chief Executive Officer
(Principal Executive Officer)