Form 10QSB
period 2005-09-30
WELUND FUND INC
filed 2005-11-15
CIK 1210618

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)
[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended  September 30, 2005

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________to____________

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

As of November 11, 2005, the Issuer had 3,440,000 shares of its common stock, par value $0.001 per share, issued and outstanding.

Transitional Small Business Disclosure Format (check one):

Yes	No	X

PART I
FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Welund Fund, Inc. has included its unaudited condensed balance sheets as of September 30, 2005 and December 31, 2004 (the end of our most recently completed fiscal year), and unaudited condensed statements of operations for the three and nine months ended September 30, 2005 and 2004, and for the period from July 16, 2002 (date of inception) through September 30, 2005, and unaudited condensed statements of cash flows for the nine months ended September 30, 2005 and 2004, and for the period from July 16, 2002 (date of inception) through September 30, 2005, together with unaudited condensed notes thereto. In the opinion of management of Welund Fund, Inc., the financial statements reflect all adjustments, all of which are normal recurring adjustments, necessary to fairly present the financial condition, results of operations, and cash flows of Welund Fund, Inc. for the interim periods presented. The financial statements included in this report on Form 10-QSB should be read in conjunction with the financial statements of Welund Fund, Inc. and the notes thereto for the year ended December 31, 2004 included in our annual report on Form 10-KSB.

WELUND FUND, INC.
(A Development Stage Company)
Condensed Balance Sheets
(Unaudited)

	September 30,	December 31,
	2005	2004

ASSETS
Cash	$56,127	$-
Receivables from affiliated entities	2,343	-
Prepaid expense	219	-
Finance receivables, net of discount of $12,659	72,676	-
Note receivable from related party	102,104	-

Total Assets	$233,469	$-

LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)

Accounts payable	$8,685	$2,869
Accounts payable to related parties	5,400	4,675
Total Liabilities	14,085	7,544

Preferred stock, $0.0001 par value; 20,000,000 shares authorized;
none issued and outstanding	-	-
Common stock, $0.0001 par value; 100,000,000 shares authorized;
3,440,000 and 2,240,000 shares issued and outstanding	344	224
Additional paid-in capital	287,380	-
Deficit accumulated during the development stage	(68,340)	(7,768)
Total Shareholders' Equity (Deficit)	219,384	(7,544)

Total Liabilities and Shareholders' Equity (Deficit)	$233,469	$-

The accompanying notes are an integral part of these condensed financial statements

WELUND FUND, INC.
(A Development Stage Company)
Condensed Statements of Operations
(Unaudited)

	For the Three Months Ended		For the Nine Months Ended		For the Period from July 16, 2002 (date of inception)
	September 30,		September 30,		through
	2005	2004	2005	2004	September 30, 2005

Revenues
Finance income	$3,979	$-	$10,305	$-	$10,305
Amortization of discount on
purchased finance receivables	3,260	-	6,077	-	6,077
Interest income	2,104	-	2,104	-	2,104
	9,343	-	18,486	-	18,486

Loan servicing fee - related party	$1445	$-	$3,409	$-	$3,409
General and administrative expense	9,361	3,198	75,649	5,763	83,417

Net Loss	$(1,463)	$(3,198)	$(60,572)	$(5,763)	$(68,340)

Basic Loss Per Common Share	$-	$-	$(0.02)	$-

Basic Weighted-Average Common
Shares Outstanding	3,440,000	2,240,000	3,015,172	2,240,000

The accompanying notes are an integral part of these condensed financial statements

WELUND FUND, INC.
(A Development Stage Company)
Condensed Statements of Cash Flows
(Unaudited)

	For the Nine Months Ended		For the period from July 16, 2002 (date of inception)
	September 30,		through
	2005	2004	September 30, 2005
Cash Flows From Operating Activities
Net loss	$(60,572)	$(5,763)	$(68,340)
Adjustments to reconcile net loss to net
cash used in operating activities
Amortization of discount on purchased finance receivables	(6,077)	-	(6,077)
Issuance of common stock for services	50,000	-	50,124
Changes in assets and liabilities:
Receivables from affiliated entities	(2,343)	-	(2,343)
Accrued interest	(2,104)	-	(2,104)
Prepaid expense	(219)	-	(219)
Accounts payable to related party	725	3,745	5,500
Accounts payable	5,816	2,018	8,685
Net Cash Used In Operating Activities	(14,774)	-	(14,774)

Cash Flows From Investing Activities
Purchase of finance receivables from a related party	(107,357)	-	(107,357)
Collection of finance receivables	40,758	-	40,758
Issuance of note receivable to related party	(100,000)	-	(100,000)
Net Cash Used In Investing Activities	(166,599)	-	(166,599)

Cash Flows From Financing Activities
Proceeds from the issuance of common stock, net of offering costs	237,500	-	237,500
Net Cash Provided By Financing Activities	237,500	-	237,500
Net Increase In Cash	56,127	-	56,127
Cash At Beginning Of Period	-	-	-
Cash At End Of Period	$56,127	$-	$56,127

The accompanying notes are an integral part of these condensed financial statements

WELUND FUND, INC.
(A Development Stage Company)
Notes to Condensed Financial Statements

(A) Organization, Change in Control, and Significant Accounting Policies

Organization, Nature of Operations and Change in Control —Welund Fund, Inc. ("the Company") was incorporated in the State of Delaware on July 16, 2002 to serve as a vehicle to effect a merger, exchange of capital stock, asset acquisition or other business combination with a domestic or foreign private business. Since July 16, 2002, the Company’s activities have primarily related to the Company's formation and the seeking of investment or merger opportunities. On June 9, 2004, Liberty Associates, an entity controlled by  Robert Freiheit, acquired 100% of the stock of the Company from the former sole shareholder of the Company for $90,000. At this time, control of the Company was transferred to the new shareholder who appointed a new board of directors. The change of control did not constitute a business combination or reorganization, and consequently, the assets and liabilities of the Company continued to be recorded at historical cost. From July 16, 2002 through March 31, 2005, the Company did not recognize revenue from any of its business activities. As further described in Notes (B) and (C) to the financial statements, the Company has recently issued 1,000,000 shares of common stock for $250,000, less offering costs, and has purchased a pool of sub-prime auto loans from an affiliate of the Company’s president for $107,357. Although the Company has now recognized revenue from the auto loans, the Company continues to be considered to be in the development stage because revenues recognized have not been significant in relation to the level of planned future operations.

Condensed Interim Financial Statements - The accompanying unaudited condensed financial statements of Welund Fund, Inc. have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-QSB. Accordingly, these financial statements do not include all of the information and disclosures required by generally accepted accounting principles for complete financial statements. These financial statements should be read in conjunction with the Company’s annual financial statements and the notes thereto, included in the Company’s annual report on Form 10-KSB. In the opinion of the Company’s management, the accompanying unaudited condensed financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to fairly present the Company’s financial position as of September 30, 2005, its results of operations for the three months ended September 30, 2005 and 2004, and its results of operations and cash flows for the nine months ended September 30, 2005 and 2004, and for the period from July 16, 2002 (date of inception), through September 30, 2005. The results of operations for the three months and the nine months ended September 30, 2005, may not be indicative of the results that may be expected for the year ending December 31, 2005.

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

Basic Loss Per Share - Basic loss per share amounts are computed by dividing net loss by the weighted-average number of common shares outstanding during each period. At September 30, 2005 and 2004, there were no potentially dilutive common stock equivalents outstanding.

WELUND FUND, INC.
(A Development Stage Company)
Notes to Condensed Financial Statements

(B) Common Stock

On March 24, 2005, the Company opened a private offering of its stock for sale at $0.25 per share. Through June 30, 2005, the Company sold 1,000,000 shares of common stock for $250,000. Total cost of the offering was $12,500, which was charged against additional paid in capital.

During May 2005, the Company issued 200,000 shares of common stock for services valued at $50,000, or $0.25 per share. The services were valued based upon the value of shares issued for cash.

(C) Finance Receivables

On March 30, 2005, the Company purchased a pool of sub-prime auto loans with a pay-off balance of $126,302 from an affiliate of the Company’s primary shareholder, officer, and director for $107,357. The purchase price was 85% of the loan pool’s pay-off balance. The discount of $18,945 on the purchase of the loans is being amortized over the term of the loans using a method which approximates the effective yield method. The seller of the pool is required to repurchase loans that become 90 days delinquent. As such, no allowance for uncollectible loans is recognized. At the date of purchase, the average loan had a principal balance of approximately $4,708 with an average annual percentage interest rate of approximately 21.54%. The remaining terms of the loans ranged from 6 to 46 months. The Company has contracted with Accredited Adjusters, LLC, a related party, to service and administer the loans for a monthly fee equal to ½% of the outstanding principal balance. Accredited Adjusters is an affiliate of the Company’s primary shareholder, officer, and director.

Summary information regarding finance receivables for the nine months ended September 30, 2005 is as follows:

	Finance Receivables (Payoff)	Unamortized Discount	Finance Receivables, net
Purchase of auto loans, March 30, 2005	$126,302	$(18,945)	$107,357
Collections of auto loans	(40,758)	-	(40,758)
Amortization of discount	-	6,077	6,077
Other	(209)	209	-
Balance at September 30, 2005	$85,335	$(12,659)	$72,676

In connection with the servicing of the auto loans, the Company has paid Accredited Adjusters, LLC, related through common ownership, $4,000, of which $219 represents a prepayment for future services. Furthermore, in connection with the collection of the auto loans, $2,343 has been collected by affiliates of the Company, and has been or will be transferred to the Company subsequent to September 30, 2005.

(D) Accounts Payable to Related Parties

Office services had been provided without charge by the officer and director of the Company. Costs through February 2005 had not been significant to the financial statements and accordingly, have not been reflected therein.

WELUND FUND, INC.
(A Development Stage Company)
Notes to Condensed Financial Statements

Commencing March 1, 2005, the Company required more office space and services and thus, the Company began paying rent in the amount of $1,800 per month to an affiliate of the officer and director for the use of certain office space. At September 30, 2005, the Company has an account payable to Liberty Associates in the amount of $5,400.

(E) Note Receivble from Related Party

On July 28, 2005, the Company loaned $100,000 to Paxton Energy, Inc. (Paxton), an entity related through common ownership and common management. The note bore interest at 12% per annum, and was payable on demand. The note receivable was unsecured and was repaid in full, together with $3,288 accrued interest, on November 10, 2005.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Forward Looking Statements

This discussion and analysis is designed to be read in conjunction with the Management’s Discussion and Analysis set forth in Welund Fund’s Form 10-KSB for the fiscal year ended December 31, 2004. As used herein, “we,”“our,”“us”, and the “Company” and the like refer to Welund Fund, Inc.

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

On July 28, 2005, the Company loaned $100,000 to Paxton Energy, Inc. (Paxton), an entity related through common ownership and common management. The note bears interest at 12% per annum, is payable on demand. The note receivable was unsecured and was repaid in full, together with $3,288 accrued interest receivable, on November 10, 2005.

ITEM 3. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

In accordance with Section 302 of the Sarbanes-Oxley Act of 2002 and the Securities Exchange Act of 1934 Section 13a-15(e) or Section 15d-15(e), we implemented disclosure controls and procedures pursuant to which management under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, carried out, as of the end of the quarter ended September 30, 2005, a review and evaluation of the effectiveness of our disclosure controls and procedures. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer has concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by Welund Fund, Inc. in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms.

Changes in Internal Controls

There were no significant changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2005 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 5. OTHER INFORMATION

On July 28, 2005, the Company loaned $100,000 to Paxton Energy, Inc. (Paxton), an entity related through common ownership and common management. The note bears interest at 12% per annum, is payable on demand, and is secured along with other lenders by all of the assets of Paxton. This note was repaid, with interest, subsequent to September 30, 2005.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

Exhibits

Exhibit Number	SEC Reference Number	Title of Document	Location

1	(10)	Demand promissory note dated July 28, 2005 between Paxton Energy, Inc. and Welund Fund, Inc.	This filing

2	(31)	Rule 13(a) - 14(a)/15(d) - 14(a) Certification	This filing

3	(32)	Section 1350 Certification	This filing

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WELUND FUND, INC.

Dated: November 10, 2005	By	/s/ Robert Freiheit
Robert Freiheit, President and Chief Executive Officer
(Principal Executive Officer)