Form 10KSB
period 2005-12-31
WELUND FUND INC
filed 2006-04-17
CIK 1210618

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB
(Mark One)
[ X ]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended    December 31, 2005

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________________ to __________________

Commission file number  000-50142

Welund Fund, Inc.
(Name of small business issuer in its charter)

Nevada	20-1470649
(State or other jurisdiction of incorporation or organization)	(I.R.S.Employer Identification No.)

1940 Zinfandel Drive, Suite R, Rancho Cordova, CA	95670
(Address of principal executive offices)	(Zip Code)

Issuer's telephone number (916) 768-2160

Securities registered under section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
None	None

Securities registered under section 12(g) of the Act:
None
(Title of class)

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act ☐

Check whether the issuer (1) filed all reports required to be filed by section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒    No  ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐     No  ☒

The Issuer's revenues for its most recent fiscal year were $24,081.

The aggregate market value of the voting common stock held by non-affiliates of the Issuer was not determinable because the common stock does not trade on any market.

As of April 14, 2006, the Issuer had 3,440,000 shares of its common stock, par value $0.0001 per share, issued and outstanding.

Transitional Small Business Disclosure Format (check one): Yes  ☐     No  ☒

i

PART I

ITEM 1. DESCRIPTION OF BUSINESS

Welund Fund, Inc. (the "Company") was incorporated in the State of Delaware on July 16, 2002, to engage in any lawful corporate undertaking, including, but not limited to, selected mergers and acquisitions. Effective February 1, 2006, the Company consummated a merger with and into Welund Fund, Inc. (a Nevada corporation), a newly-created wholly-owned subsidiary. As a result of the merger, the Company changed its legal domicile from Delaware to the State of Nevada.

Through March, 2005 we had not engaged in commercial activities (a so-called Blank Check). Between March and June of 2005, we sold 1,000,000 shares of common stock in a private offering and received gross proceeds of $250,000. With the proceeds of the offering, we purchased a pool of sub-prime auto loans with a pay-off balance of $126,302, from an affiliate of Robert Freiheit, the Company’s president for $107,357. The purchase price was 85% of the loan pool’s pay-off balance. The seller of the pool is required to repurchase loans that become 90 days delinquent. At the purchase date, the loans had a average principal balance of approximately $4,708, an average annual interest rate of approximately 21.54%, and remaining terms of six to 46 months. The Company contracted with Accredited Adjusters, LLC to service and administer the loans for a monthly fee equal to 6% per annum. Accredited Adjusters is also an affiliate of Robert Freiheit.

ITEM 2. DESCRIPTION OF PROPERTY

Starting in March 2005, we have rented office space from Liberty Associates, a company owned and operated by our president, Robert Freiheit. From March to September 2005, our monthly rental payment was $1,800. For October through December 2005, our rental payment was $2,300 per month.

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

PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The Company has thirteen shareholders of record of its common stock. We have not paid dividends on our common stock in the past and do not currently anticipate that we will do so in the immediate future. We intend to retain earnings, if any, to support the growth of our business. Any future cash dividends would depend on future earnings, capital requirements, and our financial position and other factors deemed relevant by the board of directors.

There is currently no public market for our securities. It is anticipated that following such occurrence we will cause our common stock to be listed or admitted to quotation on the NASD OTC Bulletin Board or, if we then meet the financial and other requirements thereof, on the Nasdaq SmallCap Market, National Market System or regional or national exchange.

From March to June 2005 the Company issued 1,000,000 shares of common stock at $0.25 per share in a private placement. Additionally, the Company issued an aggregate 200,000 shares of common stock to a corporation and two individuals in exchange for services rendered. All such securities were issued pursuant to the exemption from registration under Section 4(2) of the Securities Act of 1933, as amended.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Forward Looking Statements

This report and other information made publicly available from time to time may contain certain forward-looking statements and other information relating to the Company and its business that are based on the beliefs of management and assumptions made concerning information then currently available to management. Such statements reflect the views of management at the time they are made and are not intended to be accurate descriptions of the future. The discussion of future events, including the business prospects of the Company, is subject to the material risks listed below under "Risk Factors" and assumptions made by management. As used herein, “we,” “our,” “us,” “the Company,” and the like refer to Welund Fund, Inc.

Risk factors

The material risks that we believe are faced by the Company as of the date of this report are set forth below. This discussion of risks is not intended to be exhaustive. The risks set forth below and other risks not currently anticipated or fully appreciated by the management could adversely affect the business and prospects of the Company. These risks include:

Development Stage Company

While the Company has recently purchased a loan pool and has commenced operations, it still must be considered a start-up venture and the Company faces all of the risks inherent in the start-up of a new business and does not have a historical basis on which to evaluate whether or not its business can be successful. Furthermore the company will need to expand its operations to produce results which would be meaningful to a public company. There is no assurance that the Company can complete such an expansion.

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

Control of the Company by Management

The directors of the Company currently hold voting and dispositive power over an aggregate of 2,440,000 shares of Common Stock, which represents a majority of the currently issued and outstanding common stock. Since action by the stockholders on most matters, including the election of directors, only requires approval by a vote of the majority of shares voted on the mater, the current directors and executive officers of the company will be able to significantly influence, if not control the election of directors of the Company and the outcome of other matters submitted to the stockholders for consideration.

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

Plan of Operations

The Company plans to collect the initial loan pool purchased and rely on its contracted servicers to assist in such collection.  To the extent that principal balances are collected, we plan to purchase new loans.  We desire to greatly expand this business, which would require the raising of additional capital.  The Company is currently relying on Robert Freiheit and his affiliates to seek and obtain such capital.  There is no assurance, however, that such capital will be obtained, or if obtained, can be done so on terms favorable to current shareholders.  Affiliates of Robert Freiheit have more loans available for purchase and a preliminary view of the Sacramento market indicates there are third parties who could also be a significant source of loan pools.

If the Company does not expand its activities it has sufficient resources to pay its administrative costs for the next twelve months.  However if we are successful in raising more capital, some of the capital will need to be diverted to administrative costs.

Recent Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 123 (Revised 2004), “Share-Based Payment” (SFAS 123R), which addresses the accounting for share-based payment transactions in which a company receives employee services in exchange for either equity instruments of that company or liabilities that are based on the fair value of that company’s equity instruments, or that may be settled by issuance of such equity instruments. SFAS 123R eliminates the ability to account for share-based compensation transactions using the intrinsic value method as prescribed by Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and requires that such transactions be accounted for using a fair value-based method and recognized as expense in the statement of operations. SFAS 123R is effective beginning January 1, 2006. The adoption of SFAS 123R will not have an immediate effect on the Company as the Company does not currently have stock options or any other share-based payment arrangements outstanding. Once the Company issues stock options or other share-based payment arrangements, the accounting for those arrangements will be subject to the fair value-based accounting required by SFAS 123R.

In June 2005, the FASB issued Statement of Financial Accounting Standards No. 154, “Accounting Changes and Error Corrections, a replacement of APB Opinion No. 20 and FASB Statement No. 3” (SFAS 154). SFAS 154 is effective for accounting changes and corrections of errors made in fiscal year 2006 and beyond. The effect of this statement on the Company’s financial statements will depend on the nature and significance of future accounting changes subject to this statement.

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

ITEM 8A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our Chief Executive Officer and Chief Financial Officer has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this Annual Report on Form 10-KSB and, based on this evaluation, has concluded that our disclosure controls and procedures are effective.

Changes in Internal Controls

There have been no changes in our internal controls over financial reporting that occurred during the fourth quarter ended December 31, 2005 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

ITEM 8B. OTHER INFORMATION

None

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS;
COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

Set forth below is the name and age of each executive officer and director of the Company, together with all positions and offices held by each, the term of office, and the period during which each has served:

Name	Age	Position and Office Held	Director and/or Executive Officer Since
Robert Freiheit	52	Chairman, Board of Directors, Chief Executive Officer, Chief Financial Officer, Treasurer, and Secretary	June 9, 2004

Robert Henrichsen	64	Member, Board of Directors	February 3, 2006

The term of office of each director shall expire at the next meeting of stockholders or until he is replaced by a vote of the stockholders.

There is no family relationship among the current directors and executive officers. The following sets forth brief biographical information for each director and executive officer of the Company.

Rob Freiheit, Chairman, Board of Directors, Chief Executive Officer, Chief Financial Officer, Treasurer, and Secretary

Mr. Freiheit, age 52, has served as a board member for a number of private and public companies. He has also held the position of Chief Executive Officer and President for private and public entities. Mr. Freiheit is currently President of a private held real estate development firm with over 2 million square feet of industrial space under management. In 1986, he founded Liberty Associates LLC, a privately held construction, land entitlement and finance company focused on advancing growth in the industrial and warehouse sector. Mr. Freiheit is managing member of Auto Village LLC, an independent auto dealership with over $10 million in sales. A member in good standing of the National Association of Independent Auto Dealers, he is committed to enhancing the image of independent auto dealers with the public and California legislators. He also serves as Chairman of the Board and Co-CEO of Accredited Adjusters, Inc., which provides vehicle management services to banks and credit unions in the Western States. Mr. Freiheit is a graduate of Ohio State University in finance and chemistry.

Robert Henrichsen, Member of Board of Directors

Dr. Henrichsen, age 64, is the president of Auburn Orthopaedic Associates, and was the CEO of Auburn Outpatient Diagnostic & Surgical Center from its inception in 1991 until its sale to National Surgery Center. Dr. Henrichsen received a Bachelor of Arts degree in chemistry from La Sierra University in 1963. In 1967, he received a medical doctor degree from Loma Linda University. Following military service, including Pleiku, Vietnam, he completed medical specialty training at Los Angeles Orthopaedic Hospital. In 1973 he moved to Auburn, California & initiated medical practice & business investments. In the ensuing 32 years Dr. Henrichsen has been involved with investments, including real estate, stocks and bonds, options market, new venture capital, and business leasing.

Other than the directors mentioned above, we have no employees and do not anticipate hiring any in the future until we have successfully implemented our business plan. None of our directors, executive officers, promoters or control persons has been involved in any legal proceedings material to the evaluation of the ability or integrity of any of the aforementioned persons.

Compliance with Section 16(a) of the Securities Exchange Act of 1934

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the Company's executive officers and directors and persons who own more than 10% of a registered class of the Company's equity securities, to file with the Securities and Exchange Commission (hereinafter referred to as the "Commission") initial statements of beneficial ownership, reports of changes in ownership and annual reports concerning their ownership, of Common Stock and other equity securities of the Company on Forms 3, 4, and 5, respectively. Executive officers, directors and greater than 10% shareholders are required by Commission regulations to furnish the Company with copies of all Section 16(a) reports they file. The report of Robert Freiheit for the year ended December 31, 2005 was not filed. Other than the foregoing, the Company believes that all reports required by section 16(a) for transactions in the year ended December 31, 2005, were timely filed.

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

ITEM 10. EXECUTIVE COMPENSATION

Robert Freiheit became Chief Executive Officer and sole director of the Company on June 9, 2004, succeeding Kevin Elmore, who had succeeded T. Chong Weng, who in turn had been Chief Executive Officer of the Company since its inception in July 2002. Neither Mr. Freiheit, Mr. Elmore, nor Mr. Weng has received any compensation for their services rendered, and have not accrued any compensation pursuant to any agreement with us. However, our current Chief Executive Officer anticipates receiving benefits as a beneficial stockholder and indirectly through servicing fees paid to his affiliates for administering the loan portfolio and for rental of office space.

No retirement, pension, profit sharing, stock option or insurance programs or other similar programs have been adopted by us for the benefit of our employees.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL
OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The table below sets forth information as to each person owning of record or who was known by us to own beneficially more than 5% of the 3,440,000 shares of common stock outstanding as of April 14, 2006, and by the directors and executive officers as a group. Except as otherwise indicated, all shares are owned directly, and the persons named in the table have sole voting and investment power with respect to shares shown as beneficially owned by them.

Name and Address of Beneficial Owners	Number of Shares of Common Stock Held	Percent of Ownership
Robert Freiheit (1) 1940 Zinfandel Drive, Suite R Rancho Cordova, CA 95670	2,240,000	65.1%

Gregory T. Young 8034 Golden Eagle Way Pleasanton, CA 94588	200,000	5.8%

Robert Henrichsen (2) 3240 Professional Drive Auburn, CA 95602	200,000	5.8%

All Officers and Directors as a Group (2 persons)	2,440,000	70.9%

(1)
The shares are held by Liberty Associates Holdings, LLC, a limited liability company controlled by Robert Freiheit. Does not include 300,000 shares owned by members of Mr. Freiheit’s family over which Mr. Freiheit disclaims any voting power or beneficial interest.

(2)	The shares are held by Big Sky Trust of which Robert Henrichsen is the trustee.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Since the inception of the Company, certain expenses of the Company had been paid by the principal shareholder of the Company. The Company does not own any any real or personal property. Office services had been provided without charge by the officer and director of the Company. Such costs had not been significant to the financial statements and accordingly, have not been reflected therein. On March 30, 2005, the Company paid $107,357 for a pool of sub-prime auto loans with a pay-off balance of $126,302. The pool of sub-prime loans was purchased from an affiliate of Robert Freiheit, the Company’s primary shareholder, officer, and director. While Mr. Freiheit will not receive a direct salary from the Company, he indirectly receives benefits from the sale and subsequent servicing of the loan pool. The purchase price was 85% of the loan pool’s pay-off balance. The seller of the pool is required to repurchase loans that become 90 days delinquent. The Company has contracted with Accredited Adjusters, LLC, to service and administer the loans for a monthly fee equal to ½% of the outstanding principal balance. Accredited Adjusters is an affiliate of Mr. Freiheit. In connection with the servicing of the auto loans, the Company has paid Accredited Adjusters, LLC $4,000, and has a liability of $909 for services rendered during 2005. Furthermore, $1,831 has been received in error by the Company, is now due to an affiliate of the Company, and was transferred to the affiliate subsequent to December 31, 2005.

Commencing March 1, 2005, the Company began paying rent in the amount of $1,800 per month to an affiliate of the officer and director for the use of certain office space. The monthly rental was increased to $2,300 on October 1, 2005. Total rental expense for the year ended December 31, 2005 was $19,500.

On July 28, 2005, the Company loaned $100,000 to Paxton Energy, Inc. (Paxton), a related party through common ownership and common management. The note bore interest at 12% per annum, was payable on demand, and was secured along with other lenders by all of the assets of Paxton. In November 2005, the president of the Company purchased the loan and accrued interest of $3,288 from the Company and in turn the Company assigned the demand note to its president.

ITEM 13. EXHIBITS

Exhibit Number	SEC Reference Number	Title of Document	Location
1	(3)	Certificate of Incorporation (Delaware)	Incorporated by reference(1)

2	(3)	Bylaws (Delaware)	Incorporated by reference(1)

3	(3)	Articles of Incorporation (Nevada)	Incorporated by reference(5)

4	(3)	Bylaws (Nevada)	Incorporated by reference(5)

5	(3)	Specimen Stock Certificate	Incorporated by reference(1)

6	(10)	Agreement for the Purchase of Common Stock dated as of April 1, 2004, by and between Kevin G. Elmore and Mr. T. Chong Weng	Incorporated by reference(2)

7	(10)	Agreement for the Purchase of Common Stock dated as of June 9, 2004, by and between Kevin G. Elmore and Liberty Associates Holdings, LLC.	Incorporated by reference(3)

8	(10)	Purchase and Servicing Agreement between Welund Fund, Inc. and Village Auto, LLC, dated March 30, 2005	Incorporated by reference(4)

9	(10)	Agreement and Plan of Merger dated as of January 25, 2006 between Welund Fund, Inc. (Delaware) and Welund Fund, Inc. (Nevada)	Incorporated by reference(6)

10	(31)	Rule 13(a) - 14(a)/15(d) - 14(a) Certification	This filing

11	(32)	Section 1350 Certification	This filing
_________________________

(1)	Incorporated by reference from the Company's registration statement on Form 10-SB filed with the Commission on January 2, 2003.
(2)	Incorporated by reference from the Company’s report on Form 8-K, dated as of April 1, 2004.
(3)	Incorporated by reference from the Company’s report on Form 8-K, dated as of June 9, 2004.
(4)	Incorporated by reference from the Company’s quarterly report on Form 10-QSB for the quarter ended March 31, 2005.
(5)	Incorporated by reference from the Company’s report on Form DEF 14C filed on January 3, 2006.
(6)	Incorporated by reference from the Company’s report on Form 8-K, dated as of February 1, 2006.

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

Audit Fees

Aggregate fees billed to us during years ended December 31, 2005 and 2004 for professional services by our principal accountants, for the audit of our annual financial statements and the review of quarterly financial statements were $9,256 and $3,063, respectively.

Audit-Related Fees

There were no fees billed to us in the previous two fiscal years for assurance and related services our principal accountants that are reasonably related to the performance of the audit or review of our financial statements and that are not reported in the previous paragraph.

Tax Fees

Aggregate fees billed to us during the years ended December 31, 2005 and 2004 for professional services by our principal accountants for tax compliance, tax advice, and tax planning were $41 and $0, respectively.

All Other Fees

Aggregate fees billed during the years ended December 31, 2005 and 2004 for products or other services by our principal accountants that are not reported in the previous three paragraphs were $0 and $0, respectively.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.

WELUND FUND, INC.

Dated: April 14, 2006	By /s/ Robert Freiheit
Robert Freiheit, Chief Executive Officer and Chief Financial Officer (Principal Executive, Financial and Accounting Officer)

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated: April 14, 2006	By /s/ Robert Freiheit
Robert Freiheit, Director

Dated: April 14, 2006	By /s/ Robert Henrichsen
Robert Henrichsen, Director

WELUND FUND, INC.
(A Development Stage Company)

INDEX TO FINANCIAL STATEMENTS

Page

Report of Independent Registered Public Accounting Firm	F-2

Balance Sheet - December 31, 2005	F-3

Statements of Operations for the Years Ended December 31, 2005 and 2004 and for the Period from July 16, 2002 (Date of Inception) through December 31, 2005	F-4

Statements of Shareholders’ Equity (Deficit) for the Period from July 16, 2002 (Date of Inception) through December 31, 2003 and for the Years Ended December 31, 2004 and 2005	F-5

Statements of Cash Flows for the Years Ended December 31, 2005 and 2004 and for the Period from July 16, 2002 (Date of Inception) through December 31, 2005	F-6

Notes to Financial Statements	F-7

HANSEN, BARNETT& MAXWELL
A Professional Corporation	Registered with the Public Company
CERTIFIED PUBLIC ACCOUNTANTS	Accounting Oversight Board
5 Triad Center, Suite 750
Salt Lake City, UT 84180-1128 Phone: (801) 532-2200
Fax: (801) 532-7944
www.hbmcpas.com

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and the Shareholders
Welund Fund, Inc.

We have audited the accompanying balance sheet of Welund Fund, Inc. (a development stage company) as of December 31, 2005, and the related statements of operations, shareholders’ equity (deficit) and cash flows for the years ended December 31, 2005 and 2004 and for the period from July 16, 2002 (date of inception) through December 31, 2005. These financial statements are the responsibility of the Company's management.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Welund Fund, Inc. as of December 31, 2005 and the results of its operations and its cash flows for the years ended December 31, 2005 and 2004, and for the period from July 16, 2002 (date of inception) through December 31, 2005 in accordance with U.S. generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1, the Company’s operating losses and lack of significant operations raise substantial doubt about its ability to continue as a going concern. Management’s plans regarding those matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

HANSEN, BARNETT & MAXWELL
March 29, 2006
Salt Lake City, Utah

WELUND FUND, INC.
(A Development Stage Company)
Balance Sheet

December 31, 2005

ASSETS

Cash	$159,683
Finance receivables, net of discount of $9,665	55,486

Total Assets	$215,169

LIABILITIES AND SHAREHOLDERS' EQUITY

Accounts payable	$9,901
Payables to related parties	2,740
Total Liabilities	12,641

Preferred stock, $0.0001 par value; 20,000,000 shares authorized; none issued and outstanding	-
Common stock, $0.0001 par value; 100,000,000 shares authorized; 3,440,000 shares issued and outstanding	344
Additional paid-in capital	287,380
Deficit accumulated during the development stage	(85,196)
Total Shareholders' Equity	202,528

Total Liabilities and Shareholders' Equity	$215,169

The accompanying notes are an integal part of these financial statements.

WELUND FUND, INC.
(A Development Stage Company)
Statements of Operations

	For the Years Ended December 31,		For the Period from July 16, 2002 (Date of Inception) through
	2005	2004	December 31, 2005

Revenues
Finance income	$13,460	$-	$13,460
Amortization of discount on purchased finance receivables	7,333	-	7,333
Interest income	3,288	-	3,288
Total Revenues	24,081	-	24,081

General and administrative expense	101,509	7,544	109,277

Net Loss	$(77,428)	$(7,544)	$(85,196)

Loss Per Common Share	$(0.02)	$-

Weighted-Average Common Shares Outstanding	3,122,252	2,240,000

The accompanying notes are an integral part of these financial statements.

WELUND FUND, INC.
(A Development Stage Company)
Statements of Shareholders' Equity (Deficit)
For the Period from July 16, 2002 (Date of Inception) through December 31, 2003 and for the Years Ended December 31, 2004 and 2005

				Deficit
				Accumulated	Total
			Additional	During the	Shareholders'
	Common Stock		Paid-In	Development	Equity
	Shares	Amount	Capital	Stage	(Deficit)
Balance - July 16, 2002 (date of inception)	-	$-	$-	$-	$-

Issuance of stock for services on July 16, 2002 at $0.0001 per share	1,240,000	124	-	-	124

Issuance of stock to convert debt to equity on December 31, 2003 at $0.0001 per share	1,000,000	100	-	-	100

Net loss	-	-	-	(224)	(224)

Balance - December 31, 2003	2,240,000	224	-	(224)	-

Net loss	-	-	-	(7,544)	(7,544)

Balance - December 31, 2004	2,240,000	224	-	(7,768)	(7,544)

Issuance of stock for cash from March to June 2005, at $0.25 per share, less offering costs of $12,500	1,000,000	100	237,400	-	237,500

Issuance of stock for services in May 2005 at $0.25 per share	200,000	20	49,980	-	50,000

Net loss	-	-	-	(77,428)	(77,428)

Balance - December 31, 2005	3,440,000	$344	$287,380	$(85,196)	$202,528

The accompanying notes are an integral part of these financial statements.

WELUND FUND, INC.
(A Development Stage Company)
Statements of Cash Flows

	For the Years Ended December 31,		For the period from July 16, 2002 (Date of Inception) through
	2005	2004	December 31, 2005
Cash Flows From Operating Activities
Net loss	$(77,428)	$(7,544)	$(85,196)
Adjustments to reconcile net loss to net cash used in operating activities
Amortization of discount on purchased finance receivables	(7,333)	-	(7,333)
Issuance of common stock for services	50,000	-	50,124
Changes in assets and liabilities:
Change in payables to related parties	(1,935)	4,675	2,840
Accounts payable	7,032	2,869	9,901
Net Cash Used In Operating Activities	(29,664)	-	(29,664)

Cash Flows From Investing Activities
Purchase of finance receivables from a related party	(107,357)	-	(107,357)
Collection of finance receivables	50,846	-	50,846
Proceeds from sale of nonperforming finance receivables	8,358	-	8,358
Investment in note receivable from Paxton Energy, Inc.	(100,000)	-	(100,000)
Proceeds from collection of note receivable from Paxton Energy, Inc.	100,000	-	100,000
Net Cash Used In Investing Activities	(48,153)	-	(48,153)

Cash Flows From Financing Activities
Proceeds from the sale of common stock, net of offering costs	237,500	-	237,500
Net Cash Provided By Financing Activities	237,500	-	237,500
Net Increase In Cash	159,683	-	159,683
Cash At Beginning Of Period	-	-	-
Cash At End Of Period	$159,683	$-	$159,683

The accompanying notes are an integral part of these financial statements.

WELUND FUND, INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
December 31, 2005 and 2004

NOTE 1 -	ORGANIZATION, NATURE OF OPERATIONS, CHANGE IN CONTROL, AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization, Nature of Operations, and Change in Control— Welund Fund, Inc. ("the Company") was incorporated in the State of Delaware on July 16, 2002 to serve as a vehicle to effect a merger, exchange of capital stock, asset acquisition or other business combination with a domestic or foreign private business. Effective February 1, 2006, the Company consummated a merger with and into Welund Fund, Inc. (a Nevada corporation), a newly-created wholly-owned subsidiary. Concurrent with the merger, the Company changed its legal domicile from Delaware to the State of Nevada.

Since July 16, 2002, the Company’s activities have primarily related to the Company's formation and the seeking of investment or merger opportunities. On June 9, 2004, Liberty Associates Holdings, LLC, an entity controlled by the Company’s current president, acquired 100% of the stock of the Company from the then sole shareholder of the Company for cash of $90,000. As a result, control of the Company was transferred to the new shareholder who appointed a new board of directors. The change of control did not constitute a business combination or reorganization, and consequently, the assets and liabilities of the Company continued to be recorded at historical cost. From July 16, 2002 through March 31, 2005, the Company did not recognize revenue from any of its business activities. As further described in Notes 2 and 3 to the financial statements, the Company has recently sold 1,000,000 shares of common stock for $250,000, less offering costs, and has purchased a pool of sub-prime auto loans from an affiliate of the Company’s president for $107,357. Although the Company has recognized revenue from the auto loans, the Company continues to be considered to be in the development stage because revenues recognized have not been significant in relation to the level of planned future operations.

Use of Estimates— The financial statements are prepared in accordance with accounting principles generally accepted in the United States of America, and require management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements. They may also affect the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Concentrations— The Company’s operations currently consist of solely the purchase and servicing of sub-prime auto loans in the Sacramento, California area.

Income Taxes— Deferred tax assets and liabilities are determined based on temporary differences between financial reporting and tax bases of assets and liabilities and on the amount of operating loss carry forwards, and are measured using the enacted tax rates and laws that are expected to be in effect when the temporary differences and carry forwards are resolved. An allowance against deferred tax assets is recorded when it is more likely than not that such tax benefits will not be realized.

Business Condition - The accompanying financial statements have been prepared in accordance with U.S. generally accepted accounting principles which contemplate continuation of the Company as a going concern. However, the Company’s operating losses and lack of significant operations, raise substantial doubt about the ability of the Company to continue as a going concern. In this regard, management’s plans include raising additional funds to meet its ongoing expenses through sale of its equity securities. There is no assurance that the Company will be successful in raising additional capital, or if successful, on terms favorable to the Company. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

WELUND FUND, INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
December 31, 2005 and 2004

Basic Loss Per Share - Loss per share amounts are computed by dividing net loss by the weighted-average number of common shares outstanding during each period. At December 31, 2005, there were no potentially issuable common shares outstanding.

NOTE 2 -	PREFERRED AND COMMON STOCK

Preferred Stock— The Company is authorized to issue 20,000,000 shares of preferred stock, $0.0001 par value, with such designations, voting and other rights and preferences as may be determined from time to time by the Board of Directors. No shares of preferred stock have been issued.

Common Stock— The Company is authorized to issue 100,000,000 shares of common stock, $0.0001 par value. On March 24, 2005, the Company opened a private offering of its stock for sale at $0.25 per share. Through June 30, 2005, the Company sold 1,000,000 shares of common stock for $250,000. Total cost of the offering was $12,500, which was charged against additional paid in capital.

During May 2005, the Company issued 200,000 shares of common stock for consulting and legal services valued at $50,000, or $0.25 per share. The value assigned to the services was valued based upon the value of shares issued for cash.

NOTE 3 -	FINANCE RECEIVABLES

On March 30, 2005, the Company purchased a pool of sub-prime auto loans with a pay-off balance of $126,302 from an affiliate of the Company’s primary shareholder, officer, and director for $107,357. The purchase price was 85% of the loan pool’s pay-off balance. The discount of $18,945 on the purchase of the loans is being amortized over the term of the loans using a method which approximates the effective yield method. The seller of the pool is required to repurchase loans that become 90 days delinquent. As such, no allowance for uncollectible loans is provided. At the date of purchase, the average loan had a principal balance of approximately $4,708, a weighted average annual interest rate of approximately 21.54%, a weighted average annual effective interest rate of approximately 32.59%, and remaining terms from 6 to 46 months. The Company has contracted with Accredited Adjusters, LLC, a related party, to service and administer the loans for a monthly fee equal to ½% of the outstanding principal balance. Accredited Adjusters is an affiliate of the Company’s primary shareholder, officer, and director.

WELUND FUND, INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
December 31, 2005 and 2004

Summary information regarding finance receivables for the year ended December 31, 2005 is as follows:

	Finance Receivables (Payoff)	Unamortized Discount	Finance Receivables, net
Purchase of auto loans, March 30, 2005	$126,302	$(18,945)	$107,357
Collections of auto loans	(50,846)	-	(50,846)
Sale of delinquent auto loans	(10,096)	1,738	(8,358)
Amortization of discount	-	7,333	7,333
Other	(209)	209	-
Balance at December 31, 2005	$65,151	$(9,665)	$55,486

NOTE 4 -	RELATED PARTY TRANSACTIONS

Since the inception of the Company, certain expenses of the Company had been paid by the principal shareholder of the Company. The Company does not own any any real or personal property. Office services had been provided without charge by the officer and director of the Company. Such costs had not been significant to the financial statements and accordingly, have not been reflected therein.

Commencing March 1, 2005, the Company began paying rent in the amount of $1,800 per month to an affiliate of the officer and director for the use of certain office space on a month-to-month basis. The monthly rental was increased to $2,300 on October 1, 2005. Total rental expense for the year ended December 31, 2005 was $19,500.

In connection with the servicing of the auto loans, the Company has paid Accredited Adjusters, LLC $4,000, and has a current liability of $909 for services rendered. Furthermore, $1,831 has been received in error by the Company, is now due to an affiliate of the Company, and was transferred to the affiliate subsequent to December 31, 2005.

On July 28, 2005, the Company loaned $100,000 to Paxton Energy, Inc. (Paxton), a related party through common ownership and common management. The note bore interest at 12% per annum, was payable on demand, and was secured by all of the assets of Paxton. In November 2005, the President of the Company purchased the loan and accrued interest of $3,288 from the Company for $103,288, and in turn the Company assigned the demand note to its President.

NOTE 5 -	INCOME TAXES

At December 31, 2005, the Company has net operating loss carry forwards of $85,196, expiring in 2022 through 2025, if unused. The utilization of the net operating loss carry forwards is dependent upon the tax laws in effect at the time the net operating loss carry forwards can be utilized. No income tax benefit or deferred tax asset has been recorded in the financial statements because it is not presently likely that such tax benefits will be realized.

WELUND FUND, INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
December 31, 2005 and 2004

The components of net deferred tax assets and liabilities were as follows at December 31, 2005:

Deferred tax asset - Operating loss carry forwards	$28,967
Valuation allowance	(28,967)
Net deferred tax asset	$-

The valuation allowance increased $26,326 and $2,565 during the years ended December 31, 2005 and 2004, respectively. The following is a reconciliation of the income tax benefit computed at the statutory federal rate of 34% to income tax expense included in the accompanying financial statements for the years ended December 31, 2005 and 2004:

	2005	2004
Income tax benefit at statutory rate	$(26,326)	$(2,565)
Change in valuation allowance	26,326	2,565
Net income tax benefit	$-	$-