Form 10QSB
period 2006-03-31
WELUND FUND INC
filed 2006-05-22
CIK 1210618

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)
[ X ]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended  March 31, 2006

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from    to

Commission File Number  000-50142

Welund Fund, Inc.
(Exact name of small business issuer as specified in charter)

Nevada	20-1470649
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1940 Zinfandel Drive, Suite R, Rancho Cordova, CA 95670
(Address of principal executive offices)

(916) 768-2160
(Issuer's Telephone number, including area code)

____________________________________________________
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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: As of May 19, 2006, the Issuer had 3,440,000 shares of its common stock, par value $0.001 per share, issued and outstanding.

Transitional Small Business Disclosure Format (check one): Yes ☐ No ☒

PART I
FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Welund Fund, Inc. has included its unaudited condensed balance sheets as of March 31, 2006 and December 31, 2005 (the end of our most recently completed fiscal year), and unaudited condensed statements of operations and cash flows for the three months ended March 31, 2006 and 2005, and for the period from July 16, 2002 (date of inception) through March 31, 2006, together with unaudited condensed notes thereto. In the opinion of management of Welund Fund, Inc., the financial statements reflect all adjustments, all of which are normal recurring adjustments, necessary to fairly present the financial condition, results of operations, and cash flows of Welund Fund, Inc. for the interim periods presented. The financial statements included in this report on Form 10-QSB should be read in conjunction with the financial statements of Welund Fund, Inc. and the notes thereto for the year ended December 31, 2005 included in our annual report on Form 10-KSB.

WELUND FUND, INC.
(A Development Stage Company)
Condensed Balance Sheets
(Unaudited)

	March 31,	December 31,
	2006	2005

ASSETS

Cash	$156,376	$159,683
Receivables from affiliated entities	900	-
Finance receivables, net of discount	40,603	55,486

Total Assets	$197,879	$215,169

LIABILITIES AND SHAREHOLDERS' EQUITY

Accounts payable	$9,442	$9,901
Payables to related parties	756	2,740
Total Liabilities	10,198	12,641

Preferred stock, $0.0001 par value; 20,000,000 shares authorized; none issued and outstanding	-	-
Common stock, $0.0001 par value; 100,000,000 shares authorized; 3,440,000 shares issued and outstanding	344	344
Additional paid in capital	287,380	287,380
Deficit accumulated during the development stage	(100,043)	(85,196)
Total Shareholders' Equity	187,681	202,528

Total Liabilities and Shareholders' Equity	$197,879	$215,169

The accompanying notes are an integral part of these condensed financial statements

WELUND FUND, INC.
(A Development Stage Company)
Condensed Statements of Operations
(Unaudited)

	For the Three Months Ended March 31,		For the Period from July 16, 2002 (Date of Inception) through March 31,
	2006	2005	2006

Revenues
Finance income	$2,137	$-	$15,597
Amortization of discount on purchased finance receivables	2,248	-	9,581
Interest income	-	-	3,288
Total Revenues	4,385	-	28,466

General and administrative expense	19,232	2,523	128,509

Net Loss	$(14,847)	$(2,523)	$(100,043)

Loss Per Common Share	$-	$-

Weighted-Average Common Shares Outstanding	3,440,000	2,265,626

The accompanying notes are an integral part of these condensed financial statements

WELUND FUND, INC.
(A Development Stage Company)
Condensed Statements of Cash Flows
(Unaudited)

	For the Three Months Ended March 31,		For the period from July 16, 2002 (Date of Inception) through March 31,
	2006	2005	2006
Cash Flows From Operating Activities
Net loss	$(14,847)	$(2,523)	$(100,043)
Adjustments to reconcile net loss to net cash used in operating activities
Amortization of discount on purchased finance receivables	(2,248)	-	(9,581)
Issuance of common stock for services	-	-	50,124
Changes in assets and liabilities:
Receivables from related parties	(900)	-	(900)
Payables to related parties	(1,984)	540	856
Accounts payable	(459)	377	9,442
Net Cash Used In Operating Activities	(20,438)	(1,606)	(50,102)

Cash Flows From Investing Activities
Purchase of finance receivables from a related party	-	(107,357)	(107,357)
Collection of finance receivables	14,837	-	65,683
Proceeds from sale of nonperforming finance receivables	2,294	-	10,652
Investment in note receivable from Paxton Energy, Inc.	-	-	(100,000)
Proceeds from collection of note receivable from Paxton Energy, Inc.	-	-	100,000
Net Cash Provided by (Used In) Investing Activities	17,131	(107,357)	(31,022)

Cash Flows From Financing Activities
Proceeds from the sale of common stock, net of offering costs	-	129,500	237,500
Net Cash Provided By Financing Activities	-	129,500	237,500

Net Increase (Decrease) In Cash	(3,307)	20,537	156,376

Cash At Beginning Of Period	159,683	-	-

Cash At End Of Period	$156,376	$20,537	$156,376

The accompanying notes are an integral part of these condensed financial statements

WELUND FUND, INC.
(A Development Stage Company)
Notes to Condensed Financial Statements

(A) Organization, Change in Control, and Significant Accounting Policies

Organization, Nature of Operations and Change in Control — Welund Fund, Inc. ("the Company") was incorporated in the State of Delaware on July 16, 2002 to serve as a vehicle to effect a merger, exchange of capital stock, asset acquisition or other business combination with a domestic or foreign private business. Since July 16, 2002, the Company’s activities have primarily related to the Company's formation and the seeking of investment or merger opportunities. On June 9, 2004, an entity acquired 100% of the stock of the Company from the former sole shareholder of the Company for $90,000. At this time, control of the Company was transferred to the new shareholder who appointed a new board of directors. The change of control did not constitute a business combination or reorganization, and consequently, the assets and liabilities of the Company continued to be recorded at historical cost. From July 16, 2002 through March 31, 2005, the Company did not recognize revenue from any of its business activities. Between March and June of 2005, the Company sold 1,000,000 shares of common stock for $250,000, less offering costs. The Company used part of the proceeds from the sale of common stock to purchase a pool of sub-prime auto loans from an affiliate of the Company’s president for $107,357 in March 2005. Although the Company has now recognized revenue from the auto loans, the Company continues to be considered to be in the development stage because revenues recognized have not been significant in relation to the level of planned future operations.

Condensed Interim Financial Statements - The accompanying unaudited condensed financial statements of Welund Fund, Inc. have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-QSB. Accordingly, these financial statements do not include all of the information and disclosures required by generally accepted accounting principles for complete financial statements. These financial statements should be read in conjunction with the Company’s annual financial statements and the notes thereto, included in the Company’s annual report on Form 10-KSB. In the opinion of the Company’s management, the accompanying unaudited condensed financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to fairly present the Company’s financial position as of March 31, 2006 and its results of operations and cash flows for the three months ended March 31, 2006 and 2005, and for the period from July 16, 2002 (date of inception), through March 31, 2006. The results of operations for the three months ended March 31, 2006, may not be indicative of the results that may be expected for the year ending December 31, 2006.

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

Basic Loss Per Share - Loss per share amounts are computed by dividing net loss by the weighted-average number of common shares outstanding during each period. At March 31, 2006 and 2005, there were no potentially dilutive common stock equivalents outstanding.

WELUND FUND, INC.
(A Development Stage Company)
Notes to Condensed Financial Statements

(B) Finance Receivables

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

Summary information regarding finance receivables for the three months ended March 31, 2006 is as follows:

	Finance Receivables (Payoff)	Unamortized Discount	Finance Receivables, net
Balance at December 31, 2005	$65,151	$(9,665)	$55,486
Collections of auto loans	(14,837)	-	(14,837)
Sale of delinquent auto loans	(2,639)	345	(2,294)
Amortization of discount	-	2,248	2,248
Balance at March 31, 2006	$47,675	$(7,072)	$40,603

(C) Related Party Transactions

Since the inception of the Company, certain expenses of the Company had been paid by the principal shareholder of the Company. The Company does not own any any real or personal property. The Company pays rent in the amount of $2,300 per month to an affiliate of the officer and director for the use of certain office space on a month-to-month basis. Total rental expense for the three months ended March 31, 2006 was $6,900.

In connection with the servicing of the auto loans, the Company pays Accredited Adjusters, LLC, a related party, to service and administer the loans for a monthly fee equal to ½% of the outstanding principal balance. The fee for the three months ended March 31, 2006 for servicing the loans was $846. At March 31, 2006, the Company owes Accredited Adjusters, LLC $756 for services rendered. Additionally, Accredited Adjusters, LLC owes the Company $900 for loan proceeds collected, but not remitted to the Company by March 31, 2006.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS
OR PLAN OF OPERATION

Forward Looking Statements

This discussion and analysis is designed to be read in conjunction with the Management’s Discussion and Analysis set forth in Welund Fund’s Form 10-KSB for the fiscal year ended December 31, 2005. As used herein, “we,” “our,” “us” and the like refer to Welund Fund, Inc.

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

Development Stage Company

While the Company has purchased a loan pool and has commenced operations it still must be considered a start up venture and the Company faces all of the risks inherent in the start-up of a new business and does not have a historical basis on which to evaluate whether or not its business can be successful. Furthermore the company will need to expand its operations to produce results which would be meaningful to a public company. There is no assurance that the Company can complete such an expansion.

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

Recent Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 123 (Revised 2004), Share-Based Payment (SFAS 123R), which addresses the accounting for share-based payment transactions in which a company receives employee services in exchange for either equity instruments of that company or liabilities that are based on the fair value of that company’s equity instruments, or that may be settled by issuance of such equity instruments. SFAS 123R eliminates the ability to account for share-based compensation transactions using the intrinsic value method as prescribed by Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and requires that such transactions be accounted for using a fair value-based method and recognized as expense in the statement of operations. SFAS 123R was effective beginning January 1, 2006. The adoption of SFAS 123R did have any immediate effect on the Company as the Company does not currently have stock options or any other share-based payment arrangement outstanding. The future impact of adoption will be dependent on several factors, including but not limited to, our future stock-based compensation strategy and our stock price volatility.

In June 2005, the FASB issued Statement of Financial Accounting Standards No. 154, Accounting Changes and Error Corrections, a replacement of APB Opinion No. 20 and FASB Statement No. 3 (SFAS 154). SFAS 154 is effective for accounting changes and corrections of errors made in fiscal year 2006 and beyond. The effect of this statement on the Company’s financial statements will depend on the nature and significance of future accounting changes subject to this statement.

ITEM 3. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

In accordance with Section 302 of the Sarbanes-Oxley Act of 2002 and the Securities Exchange Act of 1934 Section 13a-15(e) or Section 15d-15(e), we implemented disclosure controls and procedures pursuant to which management under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, carried out, as of the end of the quarter ended March 31, 2006, a review and evaluation of the effectiveness of our disclosure controls and procedures. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer has concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by Welund Fund, Inc. in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms.

Changes in Internal Controls

There were no significant changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2006 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

WELUND FUND, INC.

Dated: May 22, 2006	By	/s/ Robert Freiheit
Robert Freiheit, President and Chief Executive Officer
(Principal Executive Officer)