Form 10KSB/A
period 2005-12-31
WELUND FUND INC
filed 2006-07-26
CIK 1210618

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Amendment No. 1 to
FORM 10-KSB/A

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

Common Stock, Par Value $0.0001
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

This amendment reflects the fact that the company has a class of equity securities registered under
Section 12(g) of the Securities Exchange Act of 1934.

ITEM 13. EXHIBITS

	SEC
Exhibit	Reference
Number	Number	Title of Document	Location
1	(3)	Certificate of Incorporation (Delaware)	Incorporated by reference (1)

2	(3)	Bylaws (Delaware)	Incorporated by reference (1)

3	(3)	Articles of Incorporation (Nevada)	Incorporated by reference (5)

4	(3)	Bylaws (Nevada)	Incorporated by reference (5)

5	(3)	Specimen Stock Certificate	Incorporated by reference (1)

6	(10)	Agreement for the Purchase of Common Stock dated as of April 1, 2004, by and between Kevin G. Elmore and Mr. T. Chong Weng	Incorporated by reference (2)

7	(10)	Agreement for the Purchase of Common Stock dated as of June 9, 2004, by and between Kevin G. Elmore and Liberty Associates Holdings, LLC.	Incorporated by reference (3)

8	(10)	Purchase and Servicing Agreement between Welund Fund, Inc. and Village Auto, LLC, dated March 30, 2005	Incorporated by reference (4)

9	(10)	Agreement and Plan of Merger dated as of January 25, 2006 between Welund Fund, Inc. (Delaware) and Welund Fund, Inc. (Nevada)	Incorporated by reference (6)

10	(31)	Rule 13(a) - 14(a)/15(d) - 14(a) Certification	This filing

11	(32)	Section 1350 Certification	Incorporated by reference (7)
_________________________

(1)	Incorporated by reference from the Company's registration statement on Form 10-SB filed with the Commission on January 2, 2003.
(2)	Incorporated by reference from the Company’s report on Form 8-K, dated as of April 1, 2004.
(3)	Incorporated by reference from the Company’s report on Form 8-K, dated as of June 9, 2004.
(4)	Incorporated by reference from the Company’s quarterly report on Form 10-QSB for the quarter ended March 31, 2005.
(5)	Incorporated by reference from the Company’s report on Form DEF 14C filed on January 3, 2006.
(6)	Incorporated by reference from the Company’s report on Form 8-K, dated as of February 1, 2006.
(7)	Incorporated by reference from the Company’s report on Form 10-KSB, dated as of April 17, 2006.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this amended report to be signed on its behalf by the undersigned, hereunto duly authorized.

WELUND FUND, INC.

Dated: July 19, 2006	By /s/ Robert Freiheit Robert Freiheit, Chief Executive Officer and
Chief Financial Officer (Principal Executive, Financial and Accounting Officer)