Form 10QSB
period 2006-06-30
WELUND FUND INC
filed 2006-08-14
CIK 1210618

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)
[ X ]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended  June 30, 2006

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________  to _______________

Commission File Number    000-50142

Welund Fund, Inc.

(Exact name of small business issuer as specified in charter)

Nevada (State or other jurisdiction of incorporation or organization)	20-1470649 (I.R.S. Employer Identification No.)

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: As of August 11, 2006, the Issuer had 5,000,000 shares of its common stock, par value $0.001 per share, issued and outstanding.

Transitional Small Business Disclosure Format (check one): Yes ☐  No ☒

WELUND FUND, INC.

FORM 10-QSB

i

PART I
FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Welund Fund, Inc. has included its unaudited condensed balance sheets as of June 30, 2006 and December 31, 2005 (the end of our most recently completed fiscal year), and unaudited condensed statements of operations for the three and six months ended June 30, 2006 and 2005, and for the period from July 16, 2002 (date of inception) through June 30, 2006, and unaudited condensed statements of cash flows for the six months ended June 30, 2006 and 2005, and for the period from July 16, 2002 (date of inception) through June 30, 2006, together with unaudited condensed notes thereto. In the opinion of management of Welund Fund, Inc., the financial statements reflect all adjustments, all of which are normal recurring adjustments, necessary to fairly present the financial condition, results of operations, and cash flows of Welund Fund, Inc. for the interim periods presented. The financial statements included in this report on Form 10-QSB should be read in conjunction with the financial statements of Welund Fund, Inc. and the notes thereto for the year ended December 31, 2005 included in our annual report on Form 10-KSB.

WELUND FUND, INC.
(A Development Stage Company)
Condensed Balance Sheets
(Unaudited)

	June 30,	December 31,
	2006	2005

ASSETS

Cash	$153,004	$159,683
Receivable from related party	215	-
Finance receivables, net	28,528	55,486

Total Assets	$181,747	$215,169

LIABILITIES AND SHAREHOLDERS' EQUITY

Accounts payable	$1,123	$9,901
Payables to related parties	3,565	2,740

Total Liabilities	4,688	12,641

Preferred stock, $0.0001 par value; 20,000,000 shares authorized; none issued and outstanding	-	-
Common stock, $0.0001 par value; 100,000,000 shares authorized; 3,440,000 shares issued and outstanding	344	344
Additional paid in capital	287,380	287,380
Deficit accumulated during the development stage	(110,665)	(85,196)

Total Shareholders' Equity	177,059	202,528

Total Liabilities and Shareholders' Equity	$181,747	$215,169

The accompanying notes are an integral part of these condensed financial statements

WELUND FUND, INC.
(A Development Stage Company)
Statements of Operations
(Unaudited)

	For the Three Months Ended		For the Six Months Ended		For the Period from July 16, 2002 (date of inception) through
	June 30,		June 30,		June 30,
	2006	2005	2006	2005	2006

Revenues
Finance income	$1,369	$6,326	$3,506	$6,326	$16,966
Amortization of discount on purchased finance receivables	2,103	2,817	4,351	2,817	11,684
Interest income	-	-	-	-	3,288
	3,472	9,143	7,857	9,143	31,938

General and administrative expense	14,094	65,729	33,326	68,252	142,603

Net Loss	$(10,622)	$(56,586)	$(25,469)	$(59,109)	$(110,665)

Loss Per Common Share	$-	$(0.02)	$(0.01)	$(0.02)

Weighted-Average Common Shares Outstanding	3,440,000	3,302,088	3,440,000	2,799,238

The accompanying notes are an integral part of these condensed financial statements

WELUND FUND, INC.
(A Development Stage Company)
Statements of Cash Flows
(Unaudited)

	For the Six Months Ended		For the period from July 16, 2002 (date of inception) through
	June 30,		June 30,
	2006	2005	2006
Cash Flows From Operating Activities
Net loss	$(25,469)	$(59,109)	$(110,665)
Adjustments to reconcile net loss to net cash used in operating activities
Amortization of discount on purchased finance receivables	(4,351)	(2,817)	(11,684)
Issuance of common stock for services	-	50,000	50,124
Changes in assets and liabilities:
Receivables from related parties	(215)	(8,281)	(215)
Prepaid expenses	-	(1,664)	-
Payables to related parties	825	(4,675)	3,665
Accounts payable	(8,778)	5,302	1,123
Net Cash Used In Operating Activities	(37,988)	(21,244)	(67,652)

Cash Flows From Investing Activities
Purchase of finance receivables from a related party	-	(107,357)	(107,357)
Collection of finance receivables	29,015	18,781	79,861
Proceeds from sale of nonperforming finance receivables	2,294	-	10,652
Investment in note receivable from Paxton Energy, Inc.	-	-	(100,000)
Proceeds from collection of note receivable from Paxton Energy, Inc.	-	-	100,000
Net Cash Provided by (Used In) Investing Activities	31,309	(88,576)	(16,844)

Cash Flows From Financing Activities
Proceeds from the sale of common stock, net of offering costs	-	237,500	237,500
Net Cash Provided By Financing Activities	-	237,500	237,500

Net Increase (Decrease) In Cash	(6,679)	127,680	153,004

Cash At Beginning Of Period	159,683	-	-

Cash At End Of Period	$153,004	$127,680	$153,004

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

Condensed Interim Financial Statements - The accompanying unaudited condensed financial statements of Welund Fund, Inc. have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-QSB. Accordingly, these financial statements do not include all of the information and disclosures required by generally accepted accounting principles for complete financial statements. These financial statements should be read in conjunction with the Company’s annual financial statements and the notes thereto, included in the Company’s annual report on Form 10-KSB. In the opinion of the Company’s management, the accompanying unaudited condensed financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to fairly present the Company’s financial position as of June 30, 2006, its results of operations for the three months ended June 30, 2006 and 2005, and its results of operations and cash flows for the six months ended June 30, 2006 and 2005, and for the period from July 16, 2002 (date of inception), through June 30, 2006. The results of operations for the three months and the six months ended June 30, 2006, may not be indicative of the results that may be expected for the year ending December 31, 2006.

Business Condition - The accompanying financial statements have been prepared in accordance with U.S. generally accepted accounting principles which contemplate continuation of the Company as a going concern. However, the Company’s operating losses and lack of significant operations, raise substantial doubt about the ability of the Company to continue as a going concern. The Company took the first step toward meeting concerns about its ability to continue as a going concern by selling 1,560,000 shares of restricted common stock in August 2006 for total proceeds of $166,438. Any substantial increase in business may require the Company to raise additional funds. There is no assurance that the Company will be successful in raising additional capital, or if successful, on terms favorable to the Company. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

Basic Loss Per Share - Loss per share amounts are computed by dividing net loss by the weighted-average number of common shares outstanding during each period. At June 30, 2006 and 2005, there were no potentially dilutive common stock equivalents outstanding.

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

Summary information regarding finance receivables for the six months ended June 30, 2006 is as follows:

	Finance Receivables (Payoff)	Unamortized Discount	Finance Receivables, net
Balance at December 31, 2005	$65,151	$(9,665)	$55,486
Collections of auto loans	(29,015)	-	(29,015)
Sale of delinquent auto loans	(2,639)	345	(2,294)
Amortization of discount	-	4,351	4,351
Balance at June 30, 2006	$33,497	$(4,969)	$28,528

(C) Related Party Transactions

Since the inception of the Company, certain expenses of the Company had been paid by the principal shareholder of the Company. The Company does not own any any real or personal property. The Company currently pays rent in the amount of $2,300 per month to an affiliate of the officer and director for the use of certain office space on a month-to-month basis. Total rental expense for the three months and six months ended June 30, 2006 was $6,900 and $13,800, respectively. Total rental expense for the three months and six months ended June 30, 2005 was $5,400 and $7,200, respectively.

In connection with the servicing of the auto loans, the Company pays Accredited Adjusters, LLC, a related party, to service and administer the loans for a monthly fee equal to ½% of the outstanding principal balance. The fee for the three months and six months ended June 30, 2006 for servicing the loans was $609 and $1,455, respectively. The fee for the period from March 30, 2005 through June 30, 2006 for servicing the loans was $1,764. At June 30, 2006, the Company owes Accredited Adjusters, LLC $365 for services rendered. Additionally, Accredited Adjusters, LLC owes the Company $215 for loan proceeds collected, but not remitted to the Company by June 30, 2006.

During the three months ended June 30, 2006, the Company incurred consulting fees with Village Auto, a related party, in the amount of $3,200, which is included in payables to related parties at June 30, 2006.

WELUND FUND, INC.
(A Development Stage Company)
Notes to Condensed Financial Statements

(D) Subsequent Events

On August 9, 2006, the Company issued an aggregate of 1,560,000 shares of restricted common stock for total proceeds of $166,438. Purchasers of the common stock received piggyback registration rights.

The Company also appointed two additional members of the Board of Directors on August 9, 2006.

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

Recent Events

On August 9, 2006, the Company sold 1,560,000 shares of its restricted common stock for total proceeds of $166,438. The Company also appointed Steven P. Strasser and Terrell W. Smith as two additional members of the Board of Directors. The Company felt that the mediocre results to date of its loan business dictated that the Company raise additional capital and pursue other business prospects to add to its current business of collecting and servicing sub-prime auto loans. If a future transaction is consummated, the transaction may require that the Company sell off existing operations. Both of the new members of the Board of Directors have considerable experience in locating favorable business opportunities with strong earnings potential.

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

Control of the Company by Management

The directors of the Company currently hold voting and dispositive power over an aggregate of 3,146,100 shares of Common Stock, which represents a majority of the currently issued and outstanding common stock. Since action by the stockholders on most matters, including the election of directors, only requires approval by a vote of the majority of shares voted on the mater, the current directors and executive officers of the company will be able to significantly influence if not control the election of directors of the Company and the outcome of other matters submitted to the stockholders for consideration.

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

Historical Operations

We were incorporated on July 16, 2002 and are in the development stage. During the first half of 2005, we sold 1,000,000 shares of restricted common stock for gross proceeds of $250,000. On March 30, 2005, we used a portion of the proceeds from the sale of common stock to purchase a pool of sub-prime auto loans from an affiliate of our primary shareholder, officer, and director. We purchased the auto loans for $107,357, which represented 85% of the pool’s pay-off balance. For the period from July 16, 2002 (date of inception) through June 30, 2006, we have recognized revenues of $31,938, principally from finance income and the amortization of discount related to the purchased auto loans. During the same period from July 16, 2002 (date of inception) through June 30, 2006, we have incurred general and administrative expenses totaling $142,603, principally consisting of stock-based compensation; legal, audit, and consulting fees; servicing fees for the loan pool; and rent expense.

At June 30, 2006, we had assets totaling $181,747, including $153,004 of cash and $28,528 of finance receivables. At June 30, 2006, we also had total liabilities of $4,688, resulting in shareholders’ equity of $177,059.

Plan of Operations

The Company plans to collect the initial loan pool purchased and rely on its contracted servicers to assist in such collection.  To the extent that principal balances are collected, we plan to purchase new loans.  Because of the Company’s mediocre results of its loan business, it has raised additional funds and is seeking to pursue or acquire other business opportunities while continuing its current operations. The Company continues to rely on Robert Freiheit and his affiliates to seek and obtain such capital.

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

In July 2006, the FASB issued FASB Interpretation (FIN) No. 48, Accounting for Uncertainty in Income Taxes, that provides guidance on the accounting for uncertainty in income taxes recognized in financial statements. FIN 48 is effective for fiscal years beginning after December 15, 2006, with earlier adoption permitted. We do not expect the adoption of FIN 48 to have a material effect on our financial position, results of operations, or cash flows.

Off-Balance Sheet Arrangements

The Company does not have any off-balance sheet arrangements.

ITEM 3. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

In accordance with Section 302 of the Sarbanes-Oxley Act of 2002 and the Securities Exchange Act of 1934 Section 13a-15(e) or Section 15d-15(e), we implemented disclosure controls and procedures pursuant to which management under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, carried out, as of the end of the quarter ended June 30, 2006, a review and evaluation of the effectiveness of our disclosure controls and procedures. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer has concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by Welund Fund, Inc. in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms.

Changes in Internal Controls

There were no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2006 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

There were no sales of unregistered securities during the quarter ended June 30, 2006. Subsequently on August 9, 2006, the Company sold 1,560,000 shares of its restricted common stock for total proceeds of $166,438. In connection with the sale, the purchasers received piggyback registration rights. Two of the purchasers, Steven P. Strasser and Terrell W. Smith, were also appointed to the Board of Directors. Mr. Strasser purchased 468,643 shares of common stock for $50,000 and Terrell W. Smith’s family-controlled entity purchased 187,457 shares of common stock for $20,000. All purchasers were accredited investors and had long-standing business relationships with the Company’s Chief Executive Officer. The transaction was a result of personal negotiations with the Chief Executive Officer and the use of proceeds was not specified. All of the common stock was sold pursuant to an exemption from registration under Section 4(2) of the Securities Act of 1933, as amended.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5. OTHER INFORMATION

Item 5.02 of Form 8-K. Departure of Directors or Principal Officers; Election of Directors; Appointment of Principal Officers.

On August 9, 2006, the Board of Directors of Welund Fund, Inc. appointed Steven P. Strasser and Terrell W. Smith as new members of the Board of Directors. The appointment of Mr. Strasser and Mr. Smith to the Board of Directors was a term of their purchase of common stock of Welund Fund on August 9, 2006. Mr. Strasser purchased 468,643 shares of common stock for $50,000 and Mr. Smith’s family-controlled entity purchased 187,457 shares of common stock for $20,000. Mr. Smith was also appointed Assistant Treasurer. Robert Freiheit remains as the Chief Executive Officer and Chief Financial Officer.

Mr. Strasser, age 58, has been engaged in stock and venture capital investments on his own behalf since 1987. Mr. Strasser was a director of Sensar Corporation (now VitalStream Holdings, Inc.) from 1999 through April 2002 and was its Chief Executive Officer from January 2001 through April 2002. Mr. Strasser received his bachelor of science degree in economics from the University of Utah in 1970 and a masters of business administration from Columbia University in 1972. Prior to his appointment, Mr. Strasser did not have any direct of indirect interest in any tansactions to which Welund Fund was or is to be a party.

Mr. Smith, age 58, is an attorney in private practice since April 2004. Mr. Smith served as General Counsel for Fairbanks Capital Corp. from February 1989 through April 2004. Fairbanks Capital Corp. is a nationally recognized servicer of non-prime residential mortgage loans. Mr. Smith received his bachelor of arts in economics from Stanford University in 1971 and a law degree from the University of Utah, College of Law, in 1974. Prior to his appointment , Mr. Smith has provided legal services to Welund Fund. Legal costs paid to Mr. Smith were $23,700 during the year ended December 31, 2005 (none during the six months ended June 30, 2006).

ITEM 6. EXHIBITS

Exhibit Number	SEC Reference Number	Title of Document	Location

1	(10)	Form of Subscription Agreement	This filing

2	(10)	Form of Registration Rights Agreement	This filing

3	(31)	Rule 13(a) - 14(a)/15(d) - 14(a) Certification	This filing

4	(32)	Section 1350 Certification	This filing

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WELUND FUND, INC.

Dated: August 14, 2006	By	/s/ Robert Freiheit
Robert Freiheit, President and Chief Executive Officer
(Principal Executive Officer)