Form 10QSB
period 2006-09-30
Solar Power, Inc.
filed 2006-11-20
CIK 1210618

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)
[ X ]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended  September 30, 2006

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

Commission File Number 000-50142

Solar Power, Inc.

(Exact name of small business issuer as specified in charter)

Nevada (State or other jurisdiction of incorporation or organization)	20-1470649 (I.R.S. Employer Identification No.)

136 East South Temple, Suite 2112, Salt Lake City, UT 84111

(Address of principal executive offices)

(801) 521-5703

(Issuer's Telephone number, including area code)

Welund Fund, Inc., 1940 Zinfandel Drive, Suite R, Rancho Cordova, CA 95670

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: As of November 14, 2006, the Issuer had 17,666,667 shares of its Common Stock, par value $0.0001 per share, issued and outstanding.

Transitional Small Business Disclosure Format (check one): Yes ☐  No ☒

SOLAR POWER, INC.

FORM 10-QSB

PART I
FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Solar Power, Inc., formerly Welund, Fund, Inc., has included its unaudited condensed balance sheets as of September 30, 2006 and December 31, 2005 (the end of our most recently completed fiscal year), and unaudited condensed statements of operations for the three and nine months ended September 30, 2006 and 2005, and for the period from July 16, 2002 (date of inception) through September 30, 2006, and unaudited condensed statements of cash flows for the nine months ended September 30, 2006 and 2005, and for the period from July 16, 2002 (date of inception) through September 30, 2006, together with unaudited condensed notes thereto. In the opinion of management of Solar Power, Inc., the financial statements reflect all adjustments, all of which are normal recurring adjustments, necessary to fairly present the financial condition, results of operations, and cash flows of Solar Power, Inc. for the interim periods presented. The financial statements included in this report on Form 10-QSB should be read in conjunction with our financial statements and the notes thereto for the year ended December 31, 2005 included in the annual report of Welund Fund, Inc. on Form 10-KSB.

SOLAR POWER, INC.
(A Development Stage Company)
Condensed Balance Sheets
(Unaudited)

	September 30,	December 31,
	2006	2005

ASSETS

Current Assets
Cash	$9,650,779	$159,683
Notes receivable from SPI	1,405,000	-
Interest receivable from SPI	3,828	-
Receivable from related party	515	-
Finance receivables, net of unamortized discount of $0 and $9,665	-	55,486
Assets Held for Sale
Prepaid loan servicing fees receivable from related party	6,444	-
Finance receivables, net of unamortized discount of $3,766 and $0	21,621	-

Total Assets	$11,088,187	$215,169

LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities
Accounts payable	$25,557	$9,901
Payable to Roth Capital Partners, LLC	597,927	-
Accrued registration costs	75,000	-
Payables to related parties	-	2,740
Total Current Liabilities	698,484	12,641

Shareholders' Equity
Preferred stock, $0.0001 par value; 20,000,000 shares authorized; none issued and outstanding	-	-
Common stock, $0.0001 par value; 100,000,000 shares authorized; 12,476,646 shares and 1,146,667 shares outstanding at September 30, 2006 and December 31, 2005, respectively	1,248	115
Additional paid in capital	10,589,966	287,609
Deficit accumulated during the development stage	(201,511)	(85,196)
Total Shareholders' Equity	10,389,703	202,528

Total Liabilities and Shareholders' Equity	$11,088,187	$215,169

The accompanying notes are an integral part of these condensed financial statements

SOLAR POWER, INC.
(A Development Stage Company)
Condensed Statements of Operations
(Unaudited)

	For the Three Months Ended		For the Nine Months Ended		For the Period from July 16, 2002 (date of inception) through
	September 30,		September 30,		September 30,
	2006	2005	2006	2005	2006
Interest income	$3,880	$2,104	$3,880	$2,104	$7,168

General and administrative expense	96,754	9,361	128,625	75,850	233,565

Loss from Continuing Operations	(92,874)	(7,257)	(124,745)	(73,746)	(226,397)

Income from Discontinued Operations	2,028	5,794	8,430	13,174	24,886

Net Loss	$(90,846)	$(1,463)	$(116,315)	$(60,572)	$(201,511)

Basic and Diluted Income (Loss) Per Common Share
Continuing operations	$(0.03)	$(0.01)	$(0.08)	$(0.07)
Discontinued operations	-	0.01	0.01	0.01
Basic and Diluted Income (Loss) Per Common Share	$(0.03)	$-	$(0.07)	$(0.06)

Weighted-Average Common Shares Outstanding	2,733,078	1,146,667	1,681,282	1,005,057

The accompanying notes are an integral part of these condensed financial statements

SOLAR POWER, INC.
(A Development Stage Company)
Condensed Statements of Cash Flows
(Unaudited)

	For the Nine Months Ended		For the period from July 16, 2002 (date of inception) through
	September 30,		September 30,
	2006	2005	2006
Cash Flows From Operating Activities
Net loss	$(116,315)	$(60,572)	$(201,511)
Adjustments to reconcile net loss to net cash used in operating activities
Amortization of discount on purchased finance receivables	(5,148)	(6,077)	(12,481)
Issuance of common stock for services	-	50,000	50,224
Changes in assets and liabilities:
Prepaid loan servicing fees receivable from related party	(6,444)	(2,343)	(6,444)
Accrued interest receivable	(3,828)	(2,104)	(3,828)
Prepaid expenses	-	(219)	-
Payables to related parties	(2,740)	725	-
Accounts payable	15,656	5,816	25,557
Net Cash Used In Operating Activities	(118,819)	(14,774)	(148,483)

Cash Flows From Investing Activities
Purchase of finance receivables from a related party	-	(107,357)	(107,357)
Collection of finance receivables	34,407	40,758	85,253
Proceeds from sale of nonperforming finance receivables	4,091	-	12,449
Investment in notes receivable from SPI	(1,405,000)	-	(1,405,000)
Investment in note receivable from Paxton Energy, Inc.	-	(100,000)	(100,000)
Proceeds from collection of note receivable from Paxton Energy, Inc.	-	-	100,000
Net Cash Used In Investing Activities	(1,366,502)	(166,599)	(1,414,655)

Cash Flows From Financing Activities
Proceeds from issuance of common stock, net of offering costs paid	10,976,417	237,500	11,213,917
Net Cash Provided By Financing Activities	10,976,417	237,500	11,213,917
Net Increase In Cash	9,491,096	56,127	9,650,779
Cash At Beginning Of Period	159,683	-	-
Cash At End Of Period	$9,650,779	$56,127	$9,650,779

The accompanying notes are an integral part of these condensed financial statements

SOLAR POWER, INC.
(A Development Stage Company)
Notes to Interim Condensed Financial Statements
(Unaudited)

Note (A) Organization, Change in Control, and Significant Accounting Policies

Organization, Nature of Operations, Change in Control, and Recent Events — Solar Power, Inc. ("the Company") was originally incorporated under the name “Welund Fund, Inc.” in the State of Delaware on July 16, 2002. The Company is a development stage company organized to serve as a vehicle to effect a merger, exchange of capital stock, asset acquisition or other business combination with a domestic or foreign private business. Effective February 1, 2006, the Company consummated a merger with and into Welund Fund, Inc. (a Nevada corporation), a newly-created wholly-owned subsidiary. Concurrent with the merger, the Company changed its legal domicile from Delaware to the State of Nevada. Since July 16, 2002, the Company’s activities have primarily related to the Company's formation and the seeking of investment or merger opportunities.

On June 9, 2004, an entity acquired 100% of the stock of the Company from the former sole shareholder of the Company for $90,000. At that time, control of the Company was transferred to the new shareholder who appointed a new board of directors. The change of control did not constitute a business combination or reorganization, and consequently, the assets and liabilities of the Company continued to be recorded at historical cost. From July 16, 2002 through March 31, 2005, the Company did not recognize revenue from any of its business activities. Between March and June of 2005, the Company issued 1,000,000 shares of common stock in a private placement for $250,000, less offering costs of $12,500. In March 2005, the Company used part of the proceeds from the issuance of common stock to purchase a pool of sub-prime auto loans from an affiliate of the Company’s president at that time for $107,357. Although the Company began recognizing revenue from the auto loans in 2005, the Company continues to be considered to be in the development stage because revenues recognized have not been significant in relation to the level of planned future operations.

On August 23, 2006, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Solar Power, Inc., a California corporation (“SPI), and with a newly-created subsidiary of the Company, Welund Acquisition, Corp., a Nevada corporation. If the Merger Agreement is completed, of which there can be no assurance, Welund Acquisition, Corp. will be merged with and into SPI, with SPI surviving as a wholly-owned subsidiary of the Company and the shareholders of SPI will receive 14,000,000 shares of the Company’s common stock. Consummation of the merger is conditioned upon, among other things: (a) final audit of SPI and its subsidiaries, (b) the successful completion of a $10 million financing, (c) the change of the Company’s name to “Solar Power, Inc.,” (d) liquidation or sale of the Company’s current business, (e) reverse split of the Company’s common stock 1 for 3, (f) approval of various legal matters, and (g) the absence of regulatory inquiries or investigations.

On September 5, 2006, the Company elected Stephen C. Kircher as the Chairman. Mr. Kircher currently holds the same position with SPI and is also the Chief Executive Officer and President of SPI. Between August 9, 2006 and September 5, 2006, the former directors and officers of the Company resigned and a new board of directors and officers was appointed.

On October 5, 2006, the Company amended its articles of incorporation to change its name to Solar Power, Inc. and affected a 1 for 3 reverse split of its outstanding common stock. The reverse stock split has been retroactively applied for all periods presented in the accompanying financial statements and all references to shares of stock in the notes to financial statements are on a post-reverse split basis.

SOLAR POWER, INC.
(A Development Stage Company)
Notes to Interim Condensed Financial Statements
(Unaudited)

Condensed Interim Financial Statements - The accompanying unaudited condensed financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-QSB. Accordingly, these financial statements do not include all of the information and disclosures required by generally accepted accounting principles for complete financial statements. These financial statements should be read in conjunction with the Company’s annual financial statements and the notes thereto, included in the Company’s annual report on Form 10-KSB. In the opinion of the Company’s management, the accompanying unaudited condensed financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to fairly present the Company’s financial position as of September 30, 2006, its results of operations for the three months ended September 30, 2006 and 2005, and its results of operations and cash flows for the nine months ended September 30, 2006 and 2005, and for the period from July 16, 2002 (date of inception), through September 30, 2006. The results of operations for the three months and the nine months ended
September 30, 2006, is not likely indicative of the results that may be expected for the year ending December 31, 2006.

Business Condition - The accompanying financial statements have been prepared in accordance with U.S. generally accepted accounting principles which contemplate continuation of the Company as a going concern. However, the Company’s operating losses and lack of significant operations, raise substantial doubt about the ability of the Company to continue as a going concern. The Company took the first step toward meeting concerns about its ability to continue as a going concern by issuing 1,560,000 shares of common stock in August 2006 for $166,438. In September and October 2006, the Company issued 16,000,000 shares of common stock for net proceeds of $15,040,000. In August 2006, the Company entered into the Merger Agreement with SPI, pursuant to which it is contemplated that Welund Acquisition Corp., a wholly-owned subsidiary of the Company, will merge with SPI with SPI surviving as the wholly-owned subsidiary of the Company. SPI is in the business of developing, manufacturing and marketing solar panels and system component products as a complete photovoltaic system to institutional, commercial and residential facilities located primarily in the United States. Upon the merger, it is contemplated that SPI’s current business will be the Company’s primary business. Any substantial increase in business may require the Company to raise additional funds. There is no assurance that the Company will be successful in raising additional capital, or if successful, on terms favorable to the Company. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

Basic and Diluted Income (Loss) Per Share - Basic income (loss) per share amounts are computed by dividing net income (loss) by the weighted-average number of common shares outstanding during each period. At September 30, 2006 and 2005, there were no potentially dilutive common stock equivalents outstanding.

Note (B) Finance Receivables Held for Sale

On March 30, 2005, the Company purchased a pool of sub-prime auto loans with a pay-off balance of $126,302 from an affiliate of the Company’s then primary shareholder, officer, and director for $107,357. The purchase price was 85% of the loan pool’s pay-off balance. The discount of $18,945 on the purchase of the loans is being amortized over the term of the loans using a method which approximates the effective yield method. The seller of the pool is required to repurchase loans that become 90 days delinquent. As such, no allowance for uncollectible loans is needed. At the date of purchase, the average loan had a principal balance of approximately $4,708 with an average annual percentage interest rate of approximately 21.54%. The remaining terms of the loans ranged from 6 to 46 months. The Company contracted with Accredited Adjusters, LLC, a related party, to service and administer the loans for a monthly fee equal to ½% of the outstanding principal balance. Accredited Adjusters , LLC, is an affiliate of the Company’s then primary shareholder, officer, and director.

SOLAR POWER, INC.
(A Development Stage Company)
Notes to Interim Condensed Financial Statements
(Unaudited)

On August 23, 2006, the Company decided to sell its current business of finance receivables in order to comply with the conditions set forth in the Merger Agreement, as discussed in Note 1. Management intends to sell and is in the process of completing an agreement with a shareholder to sell the Company’s current pool of finance receivables for 85% of the loan pool’s payoff balance for cash, which approximates the carrying value of the receivables. The Company has reclassified the loan pool and the prepaid loan servicing fees receivable from the shareholder as held for sale. Revenues from these discontinued operations for the three and nine months ended September 30, 2006 were $2,470 and $10,327, respectively. Revenues from discontinued operations for the three and nine months ended September 30, 2005 were $7,239 and $16,382, respectively.

Summary information regarding finance receivables for the nine months ended September 30, 2006 is as follows:

	Finance Receivables (Payoff)	Unamortized Discount	Finance Receivables, net
Balance at December 31, 2005	$65,151	$(9,665)	$55,486
Collections of auto loans	(34,407)	-	(34,407)
Sale of delinquent auto loans	(5,357)	751	(4,606)
Amortization of discount	-	5,148	5,148
Balance at September 30, 2006	$25,387	$(3,766)	$21,621

Note (C) Common Stock

On October 5, 2006, the Company amended its articles of incorporation to change its name to Solar Power, Inc. and affected a 1 for 3 reverse split of its outstanding common stock. The reverse stock split has been retroactively applied for all periods presented in the accompanying financial statements and all references to shares of stock in the notes to financial statements are on a post-reverse split basis.

On August 9, 2006, the Company issued 520,000 shares of common stock for $166,438. Purchasers of the common stock received piggyback registration rights and included Steven P. Strasser, the Company’s President and Director, who purchased 156,214 shares for $50,000; Tats, LLC, a family-controlled entity of Terrell W. Smith, the Company’s Vice-President and Director, who purchased 62,485 shares for $20,000; and Howard S. Landa, a director of the Company, who purchased 62,485 shares for $20,000. Mr. Strasser and Mr. Smith, were also appointed to the Board of Directors.

SOLAR POWER, INC.
(A Development Stage Company)
Notes to Interim Condensed Financial Statements
(Unaudited)

In September 2006, the Company commenced a private placement offering of 16,000,000 shares of its common stock at $1.00 per share (the “Offering”). The Company conducted two closings for the Offering. On September 19, 2006, the Company issued 10,809,979 shares of common stock at $1.00 per share for $10,809,979. The remaining 5,190,021 shares of common stock were issued on October 4, 2006 for $5,190,021. The following directors, director nominees, and executive officers, and family members of such individuals participated as investors in this private placement: Mr. Strasser purchased 225,000 shares of common stock for $225,000; Mr. Smith purchased 100,000 shares for $100,000; and Mr. Landa purchased 75,000 shares of common stock for $75,000.

In connection with this offering, the Company entered into a Registration Rights Agreement with the investors, pursuant to which the Company agreed to file a registration statement with the Securities and Exchange Commission covering the resale of the shares sold in the offering. The Registration Rights Agreement includes provisions that if the registration statement is not filed by certain dates, or is not declared effective by certain other dates, then the Company will have to pay liquidated damages equal to 1% of the aggregate amount invested for each month that the Company fails to meet the deadlines, up to a maximum of 10% of the amount invested. In connection with the offering, the Company has accrued $75,000 of estimated registration costs at September 30, 2006, which is reflected as a liability and a reduction of additional paid-in capital in the accompanying balance sheet.

The Company engaged Roth Capital Partners, LLC (“Roth Capital”) to act as the agent in the offering. In connection with the entire offering, Roth Capital was paid a total of $885,000 on October 6, 2006 in compensation and reimbursement of expenses. Of the total paid, $597,927 is reflected as a payable in the accompanying balance sheet at September 30, 2006 for that portion of the offering that closed in September 2006, and has been deducted from additional paid in capital. Additionally, as part of their compensation, Roth Capital was issued a five-year warrant to purchase 800,000 shares of the Company’s common stock at $1.15 per share.

Note (D) Notes Receivable from SPI

In August and September 2006, in connection with the contemplated merger with SPI, the Company loaned SPI an aggregate of $200,000 to be used as working capital in the interim period before the SPI Merger. The notes are due on demand and bear interest at 8% per annum.

On September 19, 2006, the Company entered into a Credit Facility Agreement and a Security Agreement (the “Loan Documents”) with SPI, pursuant to which the Company granted SPI a revolving credit line of up to $2,000,000 (the Credit Facility). Under the terms of the Loan Documents, except for certain permitted liens, the Company was granted a first priority security interest in all of SPI’s assets owned now or in the future. Advances made under the Credit Facility bear interest at 8% per annum and are available until February 28, 2007. Amounts advanced under the Credit Facility, including accrued interest, are due for repayment on March 31, 2007. As of September 30, 2006, the Company has advanced an aggregate of $1,205,000 under the Credit Facility. On November 3, 2006, the Company entered into a First Amendment to the Credit Facility pursuant to which the Company agreed to increase the existing revolving credit line from $2,000,000 to $2,500,000. Between September 30, 2006 and November 7, 2006, the Company advanced an additional $1,095,000 under the Credit Facility. As of November 7, 2006, the Company has advanced SPI $2,300,000 under the Credit Facility.

SOLAR POWER, INC.
(A Development Stage Company)
Notes to Interim Condensed Financial Statements
(Unaudited)

Prior to entering into the Merger Agreement with the Company, SPI entered into an Agreement and Plan of Merger with Dale Renewables Consulting, Inc., a California corporation (“DRCI”), and its related parties, pursuant to which it was contemplated that SPI would purchase DRCI through a merger with and into DRCI and become the surviving corporation integrating DRCI’s photo-voltaic marketing, sales and installation business in Northern California into SPI’s business (the “DRCI Merger”). The DRCI Merger was disclosed to the Company in the Merger Agreement and on November 15, 2006, the Company made a separate loan to SPI for $1,446,565 to fund the purchase of DRCI. The note is payable on demand and provides for interest at the rate of 8% per annum.

As of November 15, 2006, SPI owes the Company an aggregate amount of $3,946,565.

Note (E) Related Party Transactions

Since the inception of the Company, certain expenses of the Company had been paid by the principal shareholder of the Company. The Company does not own any real or personal property. The Company currently pays rent in the amount of $2,300 per month to an affiliate of the former officer and director for the use of certain office space on a month-to-month basis. Total rental expense for the three months and nine months ended September 30, 2006 was $6,900 and $20,700, respectively. Total rental expense for the three months and nine months ended September 30, 2005 was $5,400 and $12,600, respectively.

In connection with the servicing of the auto loans, the Company pays Accredited Adjusters, LLC, a related party, to service and administer the loans for a monthly fee equal to ½% of the outstanding principal balance. The fee for the three months and nine months ended September 30, 2006 for servicing the loans was $442 and $1,897, respectively. The fee for the three months ended September 30, 2005 and for the period from March 30, 2005 through September 30, 2005 for servicing the loans was $1,445 and $3,209, respectively. At September 30, 2006, the Company has a receivable from Accredited Adjusters, LLC of $6,444 for amounts paid in excess of the amounts earned under the servicing agreement. Management intends to collect this prepaid loan servicing fee receivable in connection with the sale of the finance receivables and has reclassified the receivable as held for sale.

During the three months and the nine months ended September 30, 2006, the Company incurred consulting fees with Village Auto, a related party, in the amount of $6,800 and $10,000, respectively. At September 30, 2006, the Company also has a receivable from Village Auto, a related party, in the amount of $515, in connection with the repurchase of a delinquent loan.

Stephen C. Kircher holds the position of Chairman of the Board of Directors for both the Company and SPI. The Company has appointed a Special Merger Committee consisting of Steven P. Strasser, Terrell W. Smith, and Howard S. Landa, which has the power to deal with all merger matters with SPI without the participation or vote of Stephen C. Kircher.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS
OR PLAN OF OPERATION

Forward Looking Statements

This discussion and analysis is designed to be read in conjunction with the Management’s Discussion and Analysis set forth in Solar Power, Inc.’s Form 10-KSB for the fiscal year ended December 31, 2005, Forms 10-QSB for the periods ended March 31, 2006 and June 30, 2006, and Reports on Current Events filed on Forms 8-K dated August 29, 2006, September 7, 2006, September 25, 2006, October 6, 2006, October 16, 2006, and November 7, 2006. As used herein, “we,” “our,” “us,” “the Company” and the like refer to Solar Power, Inc. (formerly known as Welund Fund, Inc.).

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

Recent Events

On August 9, 2006, we sold 520,000 (post-reverse split) shares of our restricted Common Stock for total proceeds of $166,438. We also appointed Steven P. Strasser and Terrell W. Smith as two additional members of the Board of Directors. We felt that the mediocre results to date of our loan business dictated that the Company raise additional capital and pursue other business prospects. Both of the new members of the Board of Directors have considerable experience in locating favorable business opportunities with strong earnings potential.

On August 23, 2006, we entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Solar Power, Inc., a California corporation (“SPI”), and with Welund Acquisition Corp., a newly created subsidiary of the Company and a Nevada corporation. Pursuant to the Merger Agreement, it is contemplated that Welund Acquisition, Corp. will be merged with and into SPI, with SPI surviving as our wholly owned subsidiary (the “Merger”). In connection with the Merger, the shareholders of SPI will receive 14,000,000 (post-reverse split) shares of our Common Stock. Consummation of the Merger is conditioned upon, among other things: (a) final audit of SPI and its subsidiaries, (b) the successful completion of at least $10 million financing, (c) the change of our name to “Solar Power, Inc.,” (d) liquidation or sale of our current business, (e) a 1 for 3 reverse split of our Common Stock, (f) approval of various legal matters, and (g) the absence of regulatory inquiries or investigations. On October 4, 2006, we entered into a First Amendment to the Agreement and Plan of Merger with SPI and Welund Acquisition Corp., pursuant to which the termination date of the Merger Agreement was extended from October 31, 2006 to November 30, 2006 or as may otherwise be extended by mutual consent.

In September 2006, we commenced a private placement for up to 16,000,000 shares of our Common Stock at $1.00 per share (“Offering”). We conducted two closings for the Offering. On September 19, 2006, we entered into a Securities Purchase Agreement with certain accredited investors pursuant to which we sold and issued 10,809,979 shares of Common Stock at $1.00 per share for an aggregate purchase price of $10,809,979 The remaining 5,190,021 shares of our Common Stock was sold and issued pursuant to Securities Purchase Agreement entered into on October 4, 2006 with certain accredited investors for an aggregate purchase price of $5,190,021. In connection with the Securities Purchase Agreements, we entered into Registration Rights Agreements with the investors, pursuant to which we agreed to file a registration statement with the Securities and Exchange Commission covering the resale of the shares sold in the Offering. Roth Capital Partners, LLC (“Roth Capital”) was the placement agent for the Offering and was paid $885,000 in cash for compensation and reimbursement of expenses. In connection with Offering, we received net proceeds of $15,115,000. Additionally, as part of Roth Capital’s compensation for its services, Roth Capital was issued a five-year warrant to purchase 800,000 shares of our Common Stock at $1.15 per share.

Between August 22, 2006 and September 5, 2006, Robert Freiheit and Dr. Robert Hendrichsen resigned from the Board of Directors, and Howard S. Landa and Stephen C. Kircher were appointed to our Board of Directors. As a result, our Board of Directors currently consists of Mr. Strasser, Mr. Smith, Mr. Landa and Mr. Kircher. Mr. Kircher is currently the Chairman, Chief Executive Officer and President of SPI. Since Mr. Kircher serves as our Chairman and Chairman of SPI, we have appointed a Special Merger Committee consisting of Mr. Strasser, Mr. Smith and Mr. Landa which has the power to deal with all merger matters with SPI without the participation or vote of Mr. Kircher.

In August 2006 and September 6, 2006, we loaned SPI an aggregate amount of $200,000 (“Unsecured Loans”). The notes are due on demand and bear interest at 8% per annum. In connection with the Unsecured Loans, we required that Mr. Kircher enter into a Subordination Agreement dated August 31, 2006 with us, as amended by that certain Addendum to the Subordination Agreement dated September 6, 2006, pursuant to which Mr. Kircher agreed to subordinate any outstanding indebtedness owed to him by SPI to the indebtedness owed to us by SPI as represented by the Unsecured Loans.

On September 19, 2006, we entered into a Credit Facility Agreement and a Security Agreement (the “Loan Documents”) with SPI, pursuant to which we granted SPI a revolving credit line of up to $2,000,000 (the Credit Facility). Under the terms of the Loan Documents, except for certain permitted liens, we were granted a first priority security interest in all of SPI’s assets owned now or in the future. Advances made under the Credit Facility bear interest at 8% per annum and are available until February 28, 2007. Amounts advanced under the Credit Facility, including accrued interest, are due for repayment on March 31, 2007. On November 3, 2006, we entered into a First Amendment to the Credit Facility Agreement with SPI pursuant to which we agreed to increase an existing revolving line of credit from $2,000,000 to $2,500,000. Between September 30, 2006 and November 7, 2006, we advanced SPI an additional $1,095,000 under the Credit Facility. As of November 7, 2006, we have advanced SPI a total of $2,300,000 under the Credit Facility.

Prior to entering into the Merger Agreement with us, SPI entered into an Agreement and Plan of Merger with Dale Renewables Consulting, Inc., a California corporation (“DRCI”), and its related parties pursuant to which it was contemplated that SPI would merge with and into DRCI and become the surviving corporation integrating DRCI’s photo-voltaic marketing, sales and installation business in Northern California into SPI’s business (the “DRCI Merger”). The DRCI Merger was disclosed to us in the Merger Agreement. On November 15, 2006, we made a separate loan to SPI for $1,446,565 to fund the purchase of DRCI. The note is payable on demand and provides for interest at the rate of 8% per annum.

As of November 15, 2006, pursuant to the various loan arrangements between us and SPI, SPI owes us an aggregate amount of $3,946,565.

On October 5, 2006, we amended our articles of incorporation to change our name to Solar Power, Inc. and effected a 1 for 3 reverse split of our outstanding Common Stock.

Risk Factors

The material risks that we believe are faced by us as of the date of this report are set forth below. This discussion of risks is not intended to be exhaustive. The risks set forth below and other risks not currently anticipated or fully appreciated by the management could adversely affect our business and prospects. These risks include:

Development Stage Company

We have had limited operations since our inception. Although we purchased a loan pool in 2005 and have commenced limited operations, we must still be considered a start up venture. As a development stage company, we face all of the risks inherent in the start-up of a new business and do not have a historical basis on which to evaluate whether or not our business can be successful. Furthermore we will need to expand our operations or adopt a new strategy or business in order to produce results that would be meaningful to a public company. There is no assurance that we can complete such an expansion, or that such an expansion will result in financial success.

Potential strategic acquisitions may not achieve our objectives.

On August 23, 2006, we entered into the Merger Agreement with SPI and Welund Acquisition, Corp., pursuant to which it is intended that Welund Acquisition, Corp., will merge with SPI and SPI will be our wholly-owned subsidiary (the “SPI Merger”). There is no assurance that the SPI Merger will be completed and that the SPI Merger will result in a successful integration if the SPI Merger is completed. In the event that the SPI Merger is not completed, we will have to continue our existing loan business as currently operated or seek other business opportunities.

Dependence on Management

Our current business strategy is heavily dependent upon the skill, talents, and abilities of our chairman, Stephen C. Kircher. Mr. Kircher will be primarily responsible for the decisions concerning the implementation of a business model once the contemplated merger with SPI is complete. We will be dependent upon the business acumen and expertise of management and the applicability of their backgrounds to the business decisions required to be made on our behalf.

No Trading Market for the Common Stock

There currently is no public market for our Common Stock. While we intend to develop a public market for our Common Stock, there are no assurances that a public market will develop or provide liquidity for investors when needed. To the extent that a limited public market develops in the future, we can give no assurance that an active trading market for our Common Stock will develop, or if one develops, that trading will continue. Accordingly, investors in our Common Stock may not have immediate liquidity at any given time.

Our stock may be governed by the “penny stock rules,” which imposes additional requirements on broker-dealers who make transactions in our stock

SEC rules require a broker-dealer to provide certain information to purchasers of securities traded at less than $5.00, which are not traded on a national securities exchange or quoted on the NASDAQ Stock Market. Since our Common Stock is not currently traded on an “exchange,” if the future trading price of our Common Stock is less than $5.00 per share, our Common Stock will be considered a “penny stock,” and trading in our Common Stock will be subject to the requirements of Rules 15g-9015g-9 under the Securities Exchange Act of 1934 (the “Penny Stock Rules”). The Penny Stock Rules require a broker-dealer to deliver a standardized risk disclosure document prepared by the SEC that provides information about penny stocks and the nature and level of risks in the penny stock market. The broker-dealer must also give bid and offer quotations and broker and salesperson compensation information to the prospective investor orally or in writing before or with the confirmation of the transaction. In addition, the Penny Stock Rules require a broker-dealer to make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser's written agreement to the transaction before a transaction in a penny stock. These requirements may severely limit the liquidity of securities in the secondary market because few broker-dealers may be likely to undertake these compliance activities. Therefore, unless an exemption is available from the Penny Stock Rules, the disclosure requirements under the Penny Stock Rules may have the effect of reducing trading activity in our Common Stock, which may make it more difficult for investors to sell.

Lack of Dividends

It is anticipated that we will invest any profits generated from our operations, and therefore, it is unlikely that we will pay dividends on our common stock in the foreseeable future.

Unforeseen Risks

In addition to the above risks, our future business will be subject to risks not currently foreseen or fully appreciated by our management..

Should one or more of these or other risks materialize, or if the underlying assumptions of management prove incorrect, actual results may vary materially from those described in the forward-looking statements. We do not intend to update these forward-looking statements, except as may occur in the regular course of our periodic reporting obligations.

Historical Operations

We were incorporated in Delaware on July 16, 2002 under the name “Welund Fund, Inc.” and are in the development stage. We subsequently changed our domicile to Nevada in February 2006 and changed our name to Solar Power, Inc. in October 2006. During the first half of 2005, we sold 1,000,000 shares of restricted Common Stock for gross proceeds of $250,000. On March 30, 2005, we used a portion of the proceeds from the sale of Common Stock to purchase a pool of sub-prime auto loans from an affiliate of our then primary shareholder, officer, and director. We purchased the auto loans for $107,357, which represented 85% of the pool’s pay-off balance.

Results of Operations

For the period from July 16, 2002 (date of inception) through September 30, 2006, we have recognized revenues of $38,288, principally from finance income and the amortization of discount related to the purchased auto loans. On August 23, 2006, we decided to sell our current business of finance receivables in order to comply with the conditions set forth in the Merger Agreement. Management intends to sell its current pool of finance receivables to a shareholder for 85% of the loan pool’s payoff balance for cash, which approximates the carrying value of the receivables. Accordingly, we have reclassified our operations related to finance receivables to discontinued operations and have characterized the loan pool and the related party receivable as held for sale in the accompanying financial statements.

During the same period from July 16, 2002 (date of inception) through September, 2006, we have incurred general and administrative expenses totaling $233,565, principally consisting of stock-based compensation; legal, audit, and consulting fees; and rent expense.

In connection with the Offering, we issued 16,000,000 shares of our Common Stock at $1.00 for gross proceeds of $16,000,000 during September and October 2006. At September 30, 2006, we had assets totaling $11,088,187, including $9,650,779 of cash and various receivables totaling $1,437,408. Our assets are principally the result of the issuance of 10,809,979 shares of our Common Stock during September 2006 at $1.00 per share. At September 30, 2006, we also had total liabilities of $698,484, principally consisting of a payable to Roth Capital and estimated registration costs in connection with the Offering.

Through November 15, 2006, we have used $3,746,565 of the proceeds raised from the Offering to make loans to SPI.

Plan of Operations

Since March 2005, we have been in the business of auto loans. Because of our mediocre results in our loan business, we have been actively pursuing other business opportunities while continuing our current limited operations. In August 2006, we entered into an Agreement and Plan of Merger with SPI, pursuant to which it is contemplated that Welund Acquisition Corp., our wholly-owned subsidiary, will merge with SPI with SPI surviving as our the wholly-owned subsidiary. SPI is in the business of developing, manufacturing and marketing solar panels and system component products as a complete photovoltaic system to institutional, commercial and residential facilities located primarily in the United States. Upon the merger, it is contemplated that SPI’s current business will become our primary business. If the merger with SPI is completed, with the proceeds from the Offering, we believe we will have sufficient cash to satisfy our working capital requirements to continue the business of SPI, as it is currently being operated by SPI, for the next twelve months.

Until the merger is completed or in the event the merger is not completed, we plan to continue to collect the initial loan pool purchased and rely on our contracted servicers to assist in such collection while seeking to pursue or acquire other business opportunities while continuing its current operations.

If we do not expand our activities as contemplated by the merger with SPI, we will have sufficient resources to pay for our administrative costs for the next twelve months.

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

In July 2006, the FASB issued FASB Interpretation (FIN) No. 48, Accounting for Uncertainty in Income Taxes, which provides guidance on the accounting for uncertainty in income taxes recognized in financial statements. FIN 48 is effective for fiscal years beginning after December 15, 2006, with earlier adoption permitted. We do not expect the adoption of FIN 48 to have a material effect on our financial position, results of operations, or cash flows.

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, Fair Value Measurements, which provides enhanced guidance for using fair value to measure assets and liabilities. SFAS No. 157 establishes a common definition of fair value, provides a framework for measuring fair value under generally accepted accounting principles, and expands disclosure requirements about fair value measurements. SFAS No. 157 is effective for financial statements issued in fiscal years beginning after November 15, 2007, and for interim periods within those fiscal years. We are currently evaluating the impact, if any, the adoption of SFAS No. 157 will have on our financial reporting and disclosures.

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans - an amendment of FASB Statements No. 87, 88, 106, and 132(R) (SFAS 158), which requires recognition of a net liability or asset to report the funded status of defined benefit pension and other postretirement plans on the balance sheet and recognition (as a component of other comprehensive income) of changes in the funded status in the year in which the changes occur. Additionally, SFAS No. 158 requires measurement of a plan’s assets and obligations as of the balance sheet date and additional annual disclosures in the notes to financial statements. The recognition and disclosure provisions of SFAS No. 158 are effective for fiscal years ending after December 15, 2006, while the requirement to measure a plan’s assets and obligations as of the balance sheet date is effective for fiscal years ending after December 15, 2008. We do not expect the adoption of SFAS 158 to have a material impact on our financial reporting and disclosures.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements.

ITEM 3. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

In accordance with Section 302 of the Sarbanes-Oxley Act of 2002 and the Securities Exchange Act of 1934 Section 13a-15(e) or Section 15d-15(e), we implemented disclosure controls and procedures pursuant to which management under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, carried out, as of the end of the quarter ended September 30, 2006, a review and evaluation of the effectiveness of our disclosure controls and procedures. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer has concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms.

Changes in Internal Controls

There were no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2006 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On August 9, 2006, we sold 520,000 shares of our restricted Common Stock for total proceeds of $166,438. In connection with the sale, the purchasers received piggyback registration rights. Two of the purchasers, Steven P. Strasser and Terrell W. Smith, were also appointed to the Board of Directors. Steven P. Strasser purchased 156,214 shares of Common Stock for $50,000 and Terrell W. Smith’s family-controlled entity purchased 62,486 shares of Common Stock for $20,000. All purchasers were accredited investors and had long-standing business relationships with our then Chief Executive Officer. The transaction was a result of personal negotiations with our then Chief Executive Officer and the use of proceeds was not specified. All of the Common Stock was sold pursuant to an exemption from registration under Section 4(2) of the Securities Act of 1933, as amended.

In September 2006, we commenced a private placement for up to 16,000,000 shares of our restricted Common Stock at $1.00 per share (“Offering”). We conducted two closings for the Offering. On September 19, 2006, we entered into a Securities Purchase Agreement with certain accredited investors pursuant to which we sold and issued 10,809,979 shares of our Common Stock at $1.00 per share for an aggregate purchase price of $10,809,979 The remaining 5,190,021 shares of our Common Stock was sold and issued pursuant to Securities Purchase Agreement entered into on October 4, 2006 with certain accredited investors for an aggregate purchase price of $5,190,021. Certain officers and directors purchased 400,000 shares in the Offering. In connection with the Securities Purchase Agreements we entered into Registration Rights Agreements with the investors, pursuant to which we agreed to file a registration statement with the Securities and Exchange Commission covering the resale of the shares sold in the Offering. We engaged Roth Capital Partners, LLC (“Roth Capital”) to act as the agent in the Offering. Roth Capital was paid $885,000 in cash for compensation and reimbursement of expenses. Additionally, as part of Roth Capital’s compensation for its services, Roth Capital was issued a five-year warrant to purchase 800,000 shares of our Common Stock at $1.15 per share. In connection with Offering, we received net proceeds of $15,115,000. All purchasers were accredited investors. All of the Common Stock was sold and warrants were issued pursuant to an exemption from registration under Section 4(2) of the Securities Act of 1933, as amended, and Rule 506 promulgated thereunder.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On August 23, 2006, in an action taken by written consent of the holders of a majority of the issued and outstanding shares of our Common Stock the following actions were approved (i) an amendment to our articles of incorporation changing our name from “Welund Fund, Inc.” to “Solar Power, Inc.” and (ii) the implementation of a 1 for 3 reverse stock split to our Common Stock. These actions were disclosed in an Information Statement on Schedule 14 (c) mailed on September 13, 2006 to all stockholders of record as of the close of business on September 13, 2006 and became effective October 5, 2006.

ITEM 5. OTHER INFORMATION

None

ITEM 6. EXHIBITS

Exhibit Number	SEC Reference Number	Title of Document	Location
1	3.1	Amendment to Articles of Incorporation	Incorporated by reference to Form 8-K filed with the SEC on October 6, 2006

2	4.1	Form of Subscription Agreement	Incorporated by reference to Form 10-QSB filed with the SEC on August 14, 2006

3	4.2	Form of Registration Rights Agreement	Incorporated by reference to Form 10-QSB filed with the SEC on August 14, 2006

4	10.1	Agreement and Plan of Merger by and among Solar Power, Inc., Welund Acquisition, Corp., and Welund Fund, Inc. dated August 23, 2006	Incorporated by reference to Form 8-K filed with the SEC on August 29, 2006

5	10.2	First Amendment to Agreement and Plan of Merger dated October 4, 2006	Incorporated by reference to Form 8-K filed with the SEC on October 6, 2006

6	10.3	Engagement Letter with Roth Capital Partners	Incorporated by reference to Form 8-K filed with the SEC on September 25, 2006

7	10.4	Securities Purchase Agreement dated September 19, 2006	Incorporated by reference to Form 8-K filed with the SEC on September 25, 2006

8	10.5	Registration Rights Agreement dated September 19, 2006	Incorporated by reference to Form 8-K filed with the SEC on September 25, 2006

9	10.6	Securities Purchase Agreement dated October 4, 2006	This Filing

10	10.7	Registration Rights Agreement dated October 4, 2006	This Filing

11	10.8	Roth Capital Warrant	This Filing

12	10.9	Subordination Agreement	This Filing

13	10.10	Addendum to Subordination Agreement	This Filing

14	10.11	Credit Facility Agreement	Incorporated by reference to Form 8-K filed with the SEC on September 25, 2006

15	10.12	Security Agreement	Incorporated by reference to Form 8-K filed with the SEC on September 25, 2006

16	10.13	First Amendment to Credit Facility Agreement	Incorporated by reference to Form 8-K filed with the SEC on November 7, 2006

17	10.14	Unsecured Promissory Note ($150,000)	This Filing

18	10.15	Unsecured Promissory Note ($50,000)	This Filing

19	10.16	Secured Promissory Note ($975,000)	This Filing

20	10.17	Secured Promissory Note ($100,000)	This Filing

21	10.18	Secured Promissory Note ($130,000)	This Filing

22	10.19	Secured Promissory Note ($75,000)	This Filing

23	10.20	Secured Promissory Note ($340,000)	This Filing

24	10.21	Secured Promissory Note ($235,000)	This Filing

25	10.22	Secured Promissory Note ($445,000)	This Filing

26	10.23	Demand Promissory Note ($1,446,565)	This Filing

27	31	Rule 13(a) - 14(a)/15(d) - 14(a) Certification	This Filing

28	32	Section 1350 Certification	This Filing

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SOLAR POWER, INC.

Dated: November 20, 2006	By	/s/ Steven P. Strasser
Steven P. Strasser, President
(Principal Executive Officer)