Form 10KSB
period 2006-12-31
Solar Power, Inc.
filed 2007-04-16
CIK 1210618

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

☑	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2006

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                                                  .

Commission File Number ________

SOLAR POWER, INC.
(Name of small business issuer as specified in its charter)

California	20-1470649
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification Number)

4080 Cavitt Stallman Road, Suite 100
Granite Bay, California	95746
(Address of Principal Executive Offices)	(Zip Code)

(916) 789-0833
(Issuer’s telephone number)

Securities registered pursuant to Section 12(b) of the Act:
None.

Securities registered pursuant to Section 12(g) of the Act:

COMMON STOCK, PAR VALUE $0.0001
(Title of Class)

Indicate by checkmark whether the Issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑   No ☐

Indicate by checkmark if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐   No ☑

Net revenues for fiscal year ended December 31, 2006 were $4,381,151

The aggregate market value of voting stock held by non-affiliates of the registrant was $21,539,537 as of March 30, 2007 (computed by reference to the last sale price of a share of the registrant’s common stock). For purposes of this computation, it has been assumed that the shares beneficially held by directors and officers of registrant were “held by affiliates”; this assumption is not to be deemed to be an admission by such persons that they are affiliates of registrant.

Number of shares of issuer’s common stock outstanding as of March 30, 2007: 32,529,537

Transitional Small Business Disclosure Format (check one). Yes ☐   No ☑

PART I

ITEM 1 — DESCRIPTION OF BUSINESS

Overview of Business

Solar Power, Inc. (the “Company,” “we,” “us,” or “our”) was originally incorporated in the State of Delaware on July 16, 2002 under the name “Welund Fund, Inc.” Effective January 2006, pursuant to the authorization of our stockholders, we merged with our wholly-owned subsidiary, a Nevada corporation, and reincorporated in the State of Nevada. As a result of the merger, we changed our legal domicile from the State of Delaware to the State of Nevada. On October 4, 2006, we changed our name from “Welund Fund, Inc.” to “Solar Power, Inc.” In addition, we effected a one-for-three reverse stock split in October 2006.

On August 23, 2006, we entered into an Agreement and Plan of Merger with Solar Power, Inc., a California corporation (“SPI”) and Welund Acquisition Corp., a Nevada corporation and our wholly-owned subsidiary (“Merger Sub”). On December 29, 2006, our Merger Sub merged with SPI and SPI became our wholly-owned subsidiary (the “Merger”). In connection with the Merger, (a) we sold our pool of finance receivables, (b) we issued 14,500,000 shares of our common stock to the shareholders of SPI, (c) we substituted 2,000,000 restricted stock awards and options of SPI with our restricted stock awards and options to purchase shares of our common stock on the same terms and conditions of the SPI options and restricted stock awards, and (d) our directors and officers were replaced with the officers and directors of SPI who assumed control of the combined companies. As a result of the Merger, we discontinued our former auto loans business and changed our focus and strategic direction and pursued operations in the solar power business. On February 15, 2007, we re-domiciled in the State of California pursuant to a merger with SPI as further described below under the section titled “Recent Events.”

Unless the context indicates or suggests otherwise reference to “we”, “our”, “us” and the “Company” in this section refers to the consolidated operations of SPI, DRCI and SPI-Nevada on a post-Merger and post-Reincorporation basis, and references to “SPI-Nevada” refers to SPI-Nevada (formerly Welund Fund, Inc.) prior to the Merger and Reincorporation.

Prior to June 2006, we only manufactured cable, wire and mechanical assemblies. In June 2006 we commenced operations to produce and install solar power systems. Our operations are conducted through SPI and its wholly-owned subsidiaries that commenced their operations in May 2005: International Assembly Solutions, Limited (Hong Kong) (“IAS HK”), and IAS Electronics (Shenzhen) Co., Ltd (“IAS Shenzhen”). Our primary design, fabrication and assembly operations are in China. We believe our China-based manufacturing facility provides us with several competitive advantages, including a highly trained, economical workforce, availability of cost effective land and factory space, and lower raw material costs.

In addition to continuing our existing cable, wire and mechanical assembly business, we design, develop, manufacture and market a variety of photovoltaic (“PV”) modules, which convert sunlight into electricity. We intend to manufacture solar modules, utilizing both Monocrystalline and Multicrystalline silicone, and the balance of system components used in a finished photovoltaic system. These products are intended for use in residential, commercial and industrial applications, for both on-grid electricity generation and off-grid generation. We currently purchase solar modules from two major suppliers. Although we intend to manufacture our own solar modules we intend to keep purchasing a portion of our solar module requirements from one or both of these suppliers to insure the availability of a second source and to supplement the anticipated output generated by our own production facility. We distribute our products primarily in the United States, including design, installation and maintenance services for completed installations. We principally distribute our products directly to industrial, commercial and residential customers.

We intend to bring our solar power products to market by utilizing strategic Company-owned store operations and establishing a national franchise network. We plan to open two retail showrooms late in the second quarter of this year. Company-owned store operations will market, sell and install our products within a locally defined geographic area. We expect to offer superior products and services than our competitors at a value that is recognized by our customer base. Company-owned store operations intend to work directly with all regional and national commercial and residential land use companies. We intend to provide national account representatives who will establish long-term relationships with these prime customers.

Outside of Company-owned store operations, we intend to work with franchisee partners who will have exclusive geographical territories that include specific application focus. Regional Company-owned stores intend to provide consistent and reliable product supply, expertise on PV system designs and reviews, assistance with all permits and rebate programs, and extensive marketing and sales support. We intend to start selling franchises in the third quarter of 2007.

Our Strategy and Products

Our business strategy is to develop, manufacture and market solar panels and system component products as a complete photovoltaic system to industrial, commercial and residential facilities located primarily in the United States.

Our principal products will include the following:

•
Modules. A solar module is an assembly of solar cells that have been electrically interconnected and laminated in a physically durable and weather-tight package. A typical solar module can produce from 20 to 300 watts of power and range in size from 2 to 25 square feet. Our typical commercial module will range from 180 to 220 watts.

•
Systems. A solar system is an assembly of one or more solar modules that have been physically mounted and electrically interconnected to produce electricity. System components include inverters, meters, racking systems, cables and wiring. Typical residential on-grid systems produce between 2,000 to 6,000 watts of power.

We intend to make solar modules and systems our primary products. We believe our modules will be competitive with other products in the marketplace and will be certified to international standards of safety, reliability and quality.

If our development programs are successful, we expect to continue to increase the conversion efficiency and power of our solar modules as we expand our manufacturing capacity and increase our efficiencies through ongoing process improvement with a specific emphasis on reducing labor on installations.

Change of Control

On December 29, 2006, the merger with SPI was completed and as a result SPI became SPI-Nevada’s wholly owned subsidiary. The Merger resulted in a change of control in SPI-Nevada’s management. As a result of the Merger SPI-Nevada’s directors consist of Mr. Kircher, Mr. Kelley, Mr. Cohan, Mr. Nyman, and Mr. Regan and SPI-Nevada’s executive officers consist of Mr. Kircher, as Chief Executive Officer, and Mr. Carnahan, as Chief Financial Officer. In connection with the Merger, SPI-Nevada issued the existing shareholders of SPI an aggregate of 14,500,000 shares of SPI-Nevada’s restricted common stock and substituted 2,000,000 restricted stock awards and options of SPI with SPI-Nevada’s restricted stock awards and options to purchase shares of SPI-Nevada’s common stock. As a result of the Merger, all amounts of indebtedness owed to SPI-Nevada by SPI, totaling $3,746,565, were eliminated.

Group Structure and Subsidiaries’ Activities

•	Solar Power Integrators, Residential, Inc., a California corporation, engages in sale, design and integration of photovoltaic solar systems in residential new-construction market.

•	Solar Power Integrators, Commercial, Inc., a California corporation, engages in sale, design and integration of photovoltaic solar systems in commercial markets.

•	International Assembly Solutions, Limited, a Hong Kong corporation (“IAS”), engages in the sale and marketing of cable, wire and mechanical assemblies.

•
Indirectly, IAS Electronics (Shenzhen) Co., Ltd., a corporation of the Peoples Republic of China, which is the wholly-owned subsidiary of IAS, which manufactures cable, wire and mechanical assemblies and will manufacture the Company’s solar products.

Industry Overview

According to industry studies, net electricity consumption is expected to more than double between 2003 and 2030, growing from 14.8 trillion kilowatt hours to 30.1 trillion kilowatt hours. During this time frame, the report projects that natural gas and renewable energy sources are the only fuels expected to see an increase in the share of the total world electricity generation. We have not commissioned any independent industry studies and rely on existing reports currently.

Currently, the electric power industry is one of the world’s largest industries with annual global revenues reaching approximately $1 trillion per year. Higher fossil fuel prices, particularly for natural gas, have raised the cost of producing electricity. As a result of these higher production costs, renewable energy sources such as solar are better able to compete economically.

In 2003, nearly 60 percent of the total net electricity consumption in the Organization for Economic Co-operation and Development (OECD) economies was in the residential and commercial building sectors. The industrial sectors accounts for 39%.

Economic growth is among the most important factors to be considered in projecting changes in the world’s energy consumption. Over the 2003 to 2030 period, the projected world real Gross Domestic Product (GDP) is expected to average 3.8% annually. Despite higher energy prices over the last 2 years, the U.S. economy is projected to grow an average of 3.0% between 2006 and 2015 and then slow to 2.9% . Canada’s growth is expected to mirror the United States while Mexico should see growth closer to 4.1%.

Between 2003 and 2030, much of the world’s economic growth is expected to occur among the nations of non-OECD Asia. China for example, is expected to have demand grow by an average 5.5% per year. By 2020, China is expected to have the world’s largest economy, based on share of Gross Domestic Product (GDP). Another country experiencing similar demand growth is India, where the average annual GDP is projected to be 5.4% over the same timeframe.

According to an industry report, to meet the world’s electricity demand, an extensive expansion of installed generating capacity will be required. How each country or region adds the additional capacity depends on the availability of local resources, energy security and market competition among fuel choices. The fuel mix used to generate electricity over the past thirty years has changed significantly. Coal has remained the dominant fuel but the use of nuclear power increased during the 1970s and natural gas rapidly grew during the 1980s and 1990s. This fuel mix change was encouraged by the rise in oil prices.

In 2003, the fuel mix for electricity generation included coal with 40%, natural gas with 19%, oil with 10%, nuclear power with 8% and renewable sources, such as solar, hydroelectric and wind power with 23%. Solar accounted for less than one percent. Electric power producers face several challenges in meeting anticipated growth in electricity demand:

•
Environmental regulations. Environmental regulations addressing global climate change and air quality seek to limit emissions by existing fossil fuel-fired generation plants and new generating facilities. Countries that are parties to international treaties such as the Kyoto Protocol have voluntarily submitted to reducing emissions of greenhouse gases. National and regional air pollution regulations also restrict the release of carbon dioxide and other gases by power generation facilities.

•
Infrastructure reliability. Investment in electricity transmission and distribution infrastructure has not kept pace with increased demand, resulting in major service disruptions in the United States, such as the Northeast blackout in August 2003. Increasing capacity of the aging infrastructure to meet capacity constraints will be capital intensive, time consuming and may be restricted by environmental concerns.

•
Fossil fuel supply constraints and cost pressures. The supply of fossil fuels is finite. While an adequate supply of coal, natural gas and oil exists for the foreseeable future, depletion of the fossil fuels over this century may impact prices and infrastructure requirements. For example, the U.S. domestic supply of liquefied natural gas, or LNG, is not expected to meet consumption requirements by 2025, requiring significant investment in LNG shipping terminal infrastructure to support imported fuel. Political instability, labor unrest, war and the threat of terrorism in oil producing regions has disrupted oil production, increased the volatility of fuel prices and raised concerns over foreign dependency in consumer nations.

•
Weather. Regional weather impacts, such as higher temperatures or drought frequencies and duration, may affect the demand for electricity consumption or the ability to produce additional electrical supplies, as in the case of hydro production.

We believe that economic, environmental and national security pressures and technological innovations are creating significant opportunities for new entrants within the electric power industry. The demand for additional electricity resources will bring changes to the market place and create opportunities for those companies that anticipate, plan and execute appropriately.

Distributed Generation and Renewable Energy

Distributed generation and renewable energy are two promising areas for growth in the global electric power industry. Distributed generation is defined as point-of-use electricity generation that either supplements or bypasses the electric utility grid. Distributive generation employs technologies such as solar power, micro turbines and fuel cells. The move to distributed power will come from capacity constraints, increased demand for reliable power reliability and the economic challenges of building new centralized generation and transmission facilities.

Renewable energy is defined as energy supplies that derive from non-depleting sources such as solar, wind and certain types of biomass. Renewable energy reduces dependence on imported and increasingly expensive oil and natural gas. In addition, growing environmental pressures, increasing economic hurdles of large power generation facilities and U.S. National Security interests are favorable drivers for renewable energy. Renewable energy, including solar and wind power, is the fastest growing segment of the energy industry worldwide.

Solar power is both distributed and renewable. Solar power is an environmentally benign, locally sourced renewable energy source that can play an immediate and significant role in assisting global economic development, forging sustainable global environmental and energy policies, and protecting national security interests.

Solar Power

Solar power generation uses interconnected photovoltaic cells to generate electricity from sunlight. The photovoltaic process (PV) captures packets of light (photons) and converts that energy into electricity (volts). Most photovoltaic cells are constructed using specially processed silicon. When sunlight is absorbed by a semiconductor, the photon knocks the electrons loose from the atoms, allowing the electrons to flow through the material to produce electricity. This generated electricity is direct current (DC).

Light can be separated into different wavelengths with a wide range of energies. These photons may be reflected, absorbed or passed right through the PV cell. Solar cell technology only has the ability to capture the energy of photons within a specific range. Lower wavelength photons create heat, resulting in higher solar cell temperatures and lower conversion rate to energy. Higher wavelength photons have lower levels of energy and thus do not generate electricity. A typical commercial cell has an efficiency of only 15%.

Many interconnected cells are packaged into solar modules, which protect the cells and collect the electricity generated. Solar power systems are comprised of multiple solar modules along with related power electronics. Solar power technology, first used in the space program in the late 1950s, has experienced growing worldwide commercial use for over 25 years in both on-grid and off-grid applications.

•
On-grid. On-grid applications provide supplemental electricity to customers that are served by an electric utility grid, but choose to generate a portion of their electricity needs on-site. The On-grid segment is typically the most difficult to compete in since electricity generated from coal, nuclear, natural gas, hydro and wind is generally at much lower rates. Despite the unfavorable cost comparisons, On-grid applications have been the fastest growing part of the solar power market. This growth is primarily driven by the worldwide trend toward deregulation and privatization of the electric power industry, as well as by government initiatives, including incentive programs to subsidize and promote solar power systems in several countries, including Japan, Germany and the United States. On-grid applications include residential and commercial rooftops, as well as ground-mounted mini-power plants.

•
Off-grid. Off-grid applications serve markets where access to conventional electric power is not economical or physically feasible. Solar power products can provide a cost-competitive, reliable alternative for such power applications as highway call boxes, microwave stations, portable highway road signs, remote street or billboard lights, vacation homes, rural homes in developed and developing countries, water pumps and battery chargers for recreational vehicles and other consumer applications.

Solar power has emerged as one of the primary distributed generation technologies seeking to capitalize on the opportunities resulting from trends affecting the electric power industry. Relative to other distributed generation technologies, solar power benefits include:

•
Modularity and scalability. From tiny solar cells powering a hand-held calculator to an array of roof modules powering an entire home to acres of modules on a commercial building roof or field, solar power products can be deployed in many sizes and configurations and can be installed almost anywhere in the world. Solar is among the best technologies for power generation in urban areas, environmentally sensitive areas and geographically remote areas in both developing and developed countries.

•
Reliability. With no moving parts and no fuel supply required, solar power systems reliably power some of the world’s most demanding applications, from space satellites to maritime applications to remote microwave stations. Solar modules typically carry warranties as long as 25 years.

•
Dual use. Solar modules are expected to increasingly serve as both a power generator and the skin of the building. Like architectural glass, solar modules can be installed on the roofs or facades of residential and commercial buildings.

•	Environmentally cleaner. Subsequent to their installation solar power systems consume no fuel and produce no air, water or noise emissions.

Germany, Japan and the United States presently comprise the majority of world market sales for solar power systems. Government policies in these countries, in the form of both regulation and incentives, have accelerated the adoption of solar technologies by businesses and consumers. For example, in the United States, the 2005 energy bill enacted a 30% investment tax credit for solar, and in January 2006 California approved the largest solar program in the country’s history, a $3.2 billion, 11-year California Solar Initiative. The California Solar Initiative is a recently adopted state policy expiring in 2017 that provides for long term subsidies in the form of rebates to encourage all Californians to use solar energy where possible. This Initiative is of particular importance to us because our Company’s headquarters are in Sacramento, California, and we anticipate that our first franchise sales will be in California. These three countries together accounted for 83% of the solar global market in 2005. Internationally, Spain, Portugal and Italy have recently developed new solar support programs.

As a result of the benefits and government support of solar power, the solar power market has seen sustained and rapid growth. Global PV installations have increased from 345 megawatts (MW) in 2001 to 1,460 MW in 2005. Unit shipments have increased over 20% per year on average for the past 20 years, and have never seen a year with negative growth.

Despite the benefits of solar power, there are also certain risks and challenges faced by solar power. Solar power is heavily dependent on government subsidies to promote rapid introduction and acceptance by mass markets. Solar is an inert process that makes it difficult to compare against other non-inert technologies when comparing costs as current solar modules are generally warranted for a 25 year life. When the costs of producing solar are compared to other energy sources, solar power is more expensive than grid-based energy, nuclear, wind, etc. Different solar technologies carry different efficiencies. Traditional PV solar cells carry efficiencies ranging from 13% to 22% per cell. Solar thin film technologies are less expensive to manufacture than PV solar cells but generally carry efficiencies ranging from 5% to 9%.

Our Challenges

Although solar power can provide a cost-effective alternative for off-grid applications, we believe the principal challenge to widespread adoption of solar power for on-grid applications is reducing manufacturing and installation costs without impairing product reliability. We believe the following advancements in solar power technology are necessary to meet this challenge:

•
Efficient material use. Reduce raw materials waste, particularly the waste associated with sawing silicon by conventional crystalline silicon technology. Efficient use of silicon is imperative for the growth of the industry due to the limited supply and increasing cost of silicon raw material expected for the near future.

•	Simplified and continuous processing. Reduce reliance on expensive, multi-step manufacturing processes.

•	Reduced manufacturing capital costs. Decrease the costs and risks associated with new plant investments as a result of lower capital costs per unit of production.

•	Improved product design and performance. Increase product conversion efficiency, longevity and ease of use. Conversion efficiency refers to the fraction of the sun’s energy converted to electricity.

•	Simplified installation process. Reduce the time and effort required to install a solar system. Eliminate non-value added functions.

Our Solution

We intend to offer a broad range of our solar modules, balance-of-system components, and integration services, including system design, installation and maintenance. We intend to source components that are capital intensive to produce, such as solar cells, and rely on our manufacturing and assembly process to efficiently and economically complete our final products. We intend to utilize our in-house expertise to design and customize systems and components to meet each customer’s requirements. Finally, we expect to modify our system components so our installation process time is reduced.

Our solutions should enable our operations to improve the quality and yield of our manufactured products, to improve the delivery of and shorten our time-to-market, thereby improving both product and service profitability. We believe that our solutions provide the following key benefits to our customers:

•	cost-effective solar modules and balance of system products;

•	high quality components and supply chain management expertise;

•	custom design and manufacturing expertise; and

•	superior customer service and post-sales support.

Our Strategy

Our business strategy is to develop, manufacture and market solar panels and system component products to industrial, commercial and residential facilities primarily in the United States. We presently are focused on the following steps to implement our business strategy:

•
Outsource completed solar cells. We believe that we have the resources and relationships to acquire solar cells. We have entered into discussion with several manufacturers who possess the production capacity to deliver the required number of complete solar cells. The manufacturing process to convert metallurgical grade silicon into either solar wafers or solar cells requires high capital investments and long lead times. We firmly believe that our firm’s resources are better applied to manufacturing the solar module and balance of system products.

•
Accelerate our manufacturing cost reduction and capacity expansion. We intend to quicken the expansion pace, secure critical supply chain and leverage our technology and manufacturing capabilities through strategic partnerships with other participants in the solar power industry. We have extensive experience manufacturing cable and mechanical assemblies in our existing facility in China. We will apply our expertise and know-how, which requires the same skill sets, into assembling solar modules and balance of system components. Our existing manufacturing team is well versed in bringing components into China, applying value-added services, exporting our finished products through the Chinese regulatory environment and delivering the final product to our customers’ doorsteps. In July 2006, we secured a new 123,784 square foot manufacturing facility providing us with the potential capacity to produce over 50 MW of solar panels annually.

•
Accelerate our installation cost reductions. We intend to utilize a made-to-order system for each customer order. We first utilize our engineering expertise during the initial sales process. This initial review will modify the system proposal resulting in significant savings in materials, labor, re-work and installation time. Completed orders will be bundled and packed in a custom shipping container for delivery to the customer’s address. This ordering, design review and component bundling process will greatly accelerate the time needed to complete our installation process.

•
Diversify and differentiate our product lines. We intend to design a full complement of inverters and balance of systems components to complement a wide array of solar system designs and power generating capacities.

Customers

We currently build cable and harness assemblies for Siemens, assemblies for Flextronics and wire harness assemblies for certain U.S. telecom companies. Additionally, we provide photovoltaic construction services. Current production home customers include Centex Homes and DR Horton, where solar is being offered as both a standard and upgrade feature. Our contract with Centex incorporates one kilowatt systems as a standard feature on five percent of all new homes in one residential community. DR Horton has contracted for the installation of two kilowatt systems as a standard feature on seventeen percent of new homes in a Northern California development. We expect to complete these contracts in 2007. Separate contracts for upgrade features are written when requested and vary based upon new home buyer demand. Our commercial customers include Sun Country Builders, who are installing the highest power to usage systems of any multi-family projects in the nation. These contracts include a 142 kilowatt system and a 19.2 kilowatt system for projects located in Southern California. We have additional commercial contracts with South County Housing that include 8 kilowatt, 36 kilowatt, and 55 kilowatt system projects.

Products and Services

Solar power products in general are built-up through 4 stages of production:

•
Wafers. A crystalline silicon wafer is a flat piece of crystalline silicon that can be processed into a solar cell. Wafers are usually square or square with rounded corners. A typical size is 152 millimeters by 152 millimeters.

•
Cells. A solar cell is a device made from a wafer that converts sunlight into electricity by means of a process known as the photovoltaic effect. Solar cells produce approximately 3.5 watts of power each.

•
Modules. A solar module is an assembly of solar cells that have been electrically interconnected and laminated in a physically durable and weather-tight package. A typical solar module can produce from 20 to 300 watts of power and range in size from 2 to 25 square feet. Our typical commercial module will range from 180 to 220 watts.

•
Systems. A solar system is an assembly of one or more solar modules that have been physically mounted and electrically interconnected by cables, meters and inverters to produce electricity. Typical residential on-grid systems produce 2,000 to 6,000 watts of power.

We intend to make solar modules and systems our primary products. We believe our modules will be competitive with other products in the marketplace and will be certified to international standards of safety, reliability and quality. If our development programs are successful, we expect to continue to increase the conversion efficiency and power of our solar modules as we expand our manufacturing capacity and increase our efficiencies through ongoing process improvement.

Intellectual Property

We rely and will continue to rely on trade secrets, know-how and other unpatented proprietary information in our business. We are in the process of registering the following trademarks: Solar Power, Inc, the Solar Power, Inc. logo, International Assembly Solutions, Ltd. and IAS, Ltd. (the “Marks”) for use with our solar power products. In addition, we have 2 provisional patents pending for certain proprietary technologies.

Competition

The solar power market is intensely competitive and rapidly evolving. Our competitors have established a market position more prominent than ours, and if we fail to secure our supply chain, attract and retain customers and establish a successful distribution network for our solar power products, we may be unable to increase our sales and market share. We compete with major international and domestic companies. Our major systems integration competitors include SunPower/Powerlight, SPG Solar, Akeena Solar, Sun Edison, Global Solar plus numerous regional players, and other similar companies primarily located in California and New Jersey. Manufacturing competitors include multinational corporations such as BP Solar, Kyocera Corporation, Mitsubishi, Solar World AG, Sharp Corporation, SunPower/Powerlight and Sanyo Corporation. We also expect that future competition will include new entrants to the solar power market offering new technological solutions. Further, many of our competitors are developing and are currently producing products based on new solar power technologies, including other crystalline silicon ribbon and sheet technologies, that we believe will ultimately have costs similar to, or lower than, our projected costs.

Moreover, we believe that our direct competitors are solar companies that have operations in China or other low cost manufacturing locations to the extent that they supply solar modules to US integrators and compete with us for solar system design and integration work. Under this view, we believe SunPower/Powerlight would be considered a competitor even though their manufacturing facilities are in the Philippines and not the U.S.

We believe that the cost and performance of our technologies, products and services will have advantages compared to competitive technologies, products and services. Our products offer the reliability, efficiency and market acceptance of other crystalline silicon products. We believe our technological process provides lower manufacturing costs resulting from significantly more efficient material usage and fewer processing steps, particularly in module fabrication.

The entire solar industry also faces competition from other power generation sources, both conventional sources as well as other emerging technologies. Solar power has certain advantages and disadvantages when compared to other power generating technologies. The advantages include the ability to deploy products in many sizes and configurations, to install products almost anywhere in the world, to provide reliable power for many applications, to serve as both a power generator and the skin of a building and to eliminate air, water and noise emissions. Whereas solar generally is cost effective for off-grid applications, the high up-front cost of solar relative to most other solutions is the primary market barrier for on-grid applications. Furthermore, unlike most conventional power generators, which can produce power on demand, solar power cannot generate power where sunlight is not available, although it is sometimes matched with battery storage to provide highly reliable power solutions.

Manufacturing and Assembly Capabilities

We believe that our experience and existing operations in China give us a competitive advantage in the photovoltaic market. Due to the various costs associated with both silicon and subsequent wafer processing, the high cost of solar products has rendered them unmarketable in some geographic areas. The stated goal for some time in the photovoltaic industry has been to reduce manufacturing costs to allow prices to drop to a point where rebates and subsidies are no longer a necessity. We feel our vertically integrated China-based model takes a major step towards the lessening of the rebate dependency.

While we are not currently manufacturing any of our solar products in our PRC facility, we intend to start production of our solar modules in May and balance of system products by July of this year. It is our intent to strive to reduce costs in the overall solar system cost to the end customer with the ultimate goal to make the actual installed cost of solar equivalent to the comparable cost of grid based energy without rebate. These overall reductions in cost will delivered by reducing labor installation costs through better system design and kit packaging and reductions in module and balance of system costs by focusing on driving prices down on these commodity types of products.

Our principal manufacturing objective is to provide for large-scale manufacturing and assembly of our solar power products at low costs that will enable us to penetrate price-sensitive solar power markets. Our 123,784 square foot campus in NanYue, Shenzhen, Peoples Republic of China (PRC) includes approximately 101,104 square feet of manufacturing space. The Shenzhen facility will include a complete line of equipment to manufacture cable harnesses and mechanical assemblies, including solar cells, modules and inverters. Additional equipment will test and verify product functionality and performance standards. We expect this facility to have a total capacity of approximately 50 megawatts per year if operated at full capacity.

Suppliers

A substantial portion of our product costs will stem from the purchase of components and raw materials. Raw materials are principally comprised of glass, aluminum frames, sheet metal, eva bonding materials, copper tabs, and wiring. Components include solar cells, printed circuit boards, electrical connectors, junction boxes, molded plastic parts and packaging materials. These are purchased from a variety of suppliers. We will be dependent on certain key suppliers for sole source supplies of customer specified items. We intend to base component orders on received purchase orders in an effort to minimize our inventory risk by ordering components and products only to the extent necessary. However, in certain circumstances due to priorities of lead times, we may occasionally purchase components and/or a raw material based on rolling forecasts or anticipated orders following a risk assessment.

Certain components may be subject to limited allocation by certain of our suppliers. In our industry, supply shortages and delays in deliveries of particular components have resulted in curtailed production, or delays in production of assemblies using scarce components or higher component costs. These supply shortages may contribute to an increase in our inventory levels and/or a reduction in our margins. We expect that shortages and delays in deliveries of some components will continue to impact our industry, and we are striving to develop multiple sources of supply where possible.

We currently purchase solar modules from two major supplies. Although we intend to manufacture our own solar modules we will also keep purchasing a portion of our solar module requirements from one or both of these suppliers to insure the availability of a second source and to supplement the anticipated output generated by our own production facility.

Sales and Marketing

We intend to bring our solar power products to market by utilizing strategic company-owned store operations and establishing a national franchise network. We plan to open two retail showrooms late in the second quarter of this year and to start selling franchises in the third quarter of 2007. Our initial plan is to sell franchises in California to provide reasonable proximity to our corporate operations.

Company-Owned Stores

Company-owned store operations will market, sell and install our products within a locally defined geographic area. We expect to offer superior products and services than our competitors at a value that is recognized by our customer base. We should be able to add significant value by providing a reliable product source for all modules and balance of system items, by designing complete PV systems that include all modules and associated electronics, structures and wiring systems, and by providing expertise and assistance with complex governmental permit processing and rebate program administration.

Company-owned store operations intend to work directly with all regional and national commercial and residential land use companies. We intend to provide national account representatives who will establish long-term relationships with these prime customers. Our Company-owned store team is designed to provide reliable product sourcing, PV system designs and reviews, permit and rebate assistance, media and public relations recognition and co-marketing opportunities. In essence, we intend to strive to provide a one-stop shopping experience for these large volume customers. We intend to initially establish stores in California and then expand to several other geographic locations in the United States.

Franchising

Outside of Company-owned store operations, we intend to work with franchisee partners who will have exclusive geographical territories that include specific application focus. Regional Company-owned stores intend to provide consistent and reliable product supply, expertise on PV system designs and reviews, assistance with all permits and rebate programs, and extensive marketing and sales support. We believe that by franchising we will be able to accomplish the following:

•	Build a national brand

•	Leverage the brand quickly

•	Leverage sales and marketing both regionally and nationally

•	Develop consistency in installation, training and service

•	Access national accounts through corporate programs rather than regional programs

•	Provide consistent marketing schemes, materials, and programs with national sales teams

Other Mediums

We intend to market our products through trade shows, on-going customer communications, promotional material, our web site, direct mail and advertising. Our staff will provide customer service and applications engineering support to our distribution partners while also gathering information on current product performance and future product requirements.

Employees

As of December 29, 2006, we had approximately 104 full-time employees, including approximately 3 engaged in engineering activities and approximately 83 engaged in manufacturing, the majority of which are employed through our subsidiary in China. None of our employees is represented by a labor union nor are we organized under a collective bargaining agreement. We have never experienced a work stoppage and believe that our relations with our employees are good.

Dividends

We have not, and currently do not intend to, pay dividends. Any change in this current intention is in the discretion of the Board of Directors.

Factors, Risks and Uncertainties That May Affect our Business

With the exception of historical facts stated herein, the matters discussed in this report on Form 10-KSB are “forward looking” statements that involve risks and uncertainties that could cause actual results to differ materially from projected results. Such “forward looking” statements include, but are not necessarily limited to statements regarding anticipated levels of future revenues and earnings from the operations of Solar Power, Inc. and its subsidiaries, (the “Company,” “we,” “us” or “our”), projected costs and expenses related to our operations, liquidity, capital resources, and availability of future equity capital on commercially reasonable terms. Factors that could cause actual results to differ materially are discussed below. We disclaim any intent or obligation to publicly update these “forward looking” statements, whether as a result of new information, future events or otherwise.

Risks Related to Our Business

We have limited experience manufacturing solar systems on a commercial basis and have a limited operating history on which to base our future prospects and results of operations.

We commenced solar power-related operations in June 2006. As a result we have limited experience manufacturing solar systems on a commercial basis. Our IAS Shenzhen subsidiary completed its first mechanical assembly manufacturing line in May 2005 and began commercial shipment of its cable, wire and mechanical products in June 2005. Although we are continuing to develop our manufacturing capabilities and processes, we do not know whether the processes we have developed will be capable of supporting large-scale manufacturing, or whether we will be able to develop the other processes necessary for large-scale manufacturing of solar systems that meet the requirements for cost, schedule, quality, engineering, design, production standards and volume requirements. If we fail to develop or obtain the necessary manufacturing capabilities it will significantly alter our business plans and potentially have a material adverse effect on prospects, results of operations and financial condition. Moreover, due to our limited operating history, our historical operating results may not provide a meaningful basis for evaluating our business, financial performance and prospects.

Our operating results may fluctuate significantly from period to period.

Several factors can contribute to significant quarterly and other periodic fluctuations in our results of operations. These factors may include but are not limited to the following:

•	the timing of orders;

•	the volume of orders relative to our capacity;

•	the availability and pricing of raw materials, such as solar cells and wafers;

•	delays in delivery of components or raw materials by our suppliers, which could cause delays in our delivery of products to our customers;

•	delays in our product sales, design and qualification processes, which varies widely in length based upon customer requirements;

•	product introductions and market acceptance of new products or new generations of products;

•	effectiveness in managing manufacturing processes;

•	changes in cost and availability of labor and components;

•	product mix;

•	pricing and availability of competitive products and services;

•	changes in government regulations;

•	changes or anticipated changes in economic conditions;

•	delays in installation of specific projects due to inclement weather;

•	political uncertainties in China;

•	changes in tax-based incentive programs; and

•	changes in currency translation rates affecting margins and pricing levels.

Our business strategy depends on the widespread adoption of solar power technology.

The market for solar power products is emerging and rapidly evolving, and its future success is uncertain. If solar power technology proves unsuitable for widespread commercial deployment or if demand for solar power products fails to develop sufficiently, we would be unable to generate enough revenues to achieve and sustain profitability. The factors influencing the widespread adoption of solar power technology include but are not limited to:

•	cost-effectiveness of solar power technologies as compared with conventional and non-solar alternative energy technologies;

•	performance and reliability of solar power products as compared with conventional and non-solar alternative energy products;

•	success of other alternative distributed generation technologies such as fuel cells, wind power and micro turbines;

•
fluctuations in economic and market conditions which impact the viability of conventional and non-solar alternative energy sources, such as increases or decreases in the prices of oil and other fossil fuels;

•	continued deregulation of the electric power industry and broader energy industry; and

•	availability of government subsidies and incentives.

We must obtain sufficient supply of solar cells to conduct our business.

Silicon is an essential raw material in the production of photovoltaic, or solar cells. A shortage of silicon may result in significant price increases and affect our supply of solar cells. In addition, there are a limited number of solar cell suppliers. Our estimate regarding our supply needs may not be correct and our purchase orders may be cancelled by our suppliers. If our suppliers cancel our purchase orders or change the volume or pricing associated with these purchase orders, we may be unable to meet existing and future customer demand for our products, which could cause us to lose customers, market share and revenue.

Our component and materials suppliers may fail to meet our needs. We intend to manufacture all of our solar power products using materials and components procured from a limited number of third-party suppliers. We do not currently have long-term supply contracts with our suppliers. This generally serves to reduce our commitment risk but does expose us to supply risk and to price increases that we may not be able to pass on to our customers. In some cases, supply shortages and delays in delivery may result in curtailed production or delays in production, which can contribute to a decrease in inventory levels and loss of profit. We expect that shortages and delays in deliveries of some components will occur from time to time. If we are unable to obtain sufficient components on a timely basis, we may experience manufacturing delays, which could harm our relationships with current or prospective customers and reduce our sales. We also depend on a select number of suppliers for certain supplies that we use in our business. If we are unable to continue to purchase components from these limited source suppliers or are unable to identify alternative suppliers, our business and operating results would be materially and adversely affected. In addition our competitors may be able to obtain better pricing.

Potential strategic acquisitions may not achieve our objectives.

In November 2006, SPI, acquired Dale Renewables Consulting, Inc., a California corporation (“DRCI”). Since the acquisition, we have been in the process of integrating DRCI’s business into our business. Despite our efforts, there is no assurance that the acquisition will result in a successful integration. In addition, we are currently exploring additional strategic alliances designed to enhance or complement our technology or to work in conjunction with our technology, increase our manufacturing capacity, provide additional know-how, components or supplies and develop, introduce and distribute products and services utilizing our technology and know-how. Any strategic alliances entered into may not achieve our strategic objectives, and parties to our strategic alliances may not perform as contemplated.

We may not be able to efficiently integrate the operations of our acquisitions, products or technologies.

From time to time, we may acquire new and complementary technology, assets and companies. We do not know if we will be able to complete any acquisitions or if we will be able to successfully integrate any acquired businesses, operate them profitably or retain key employees. Integrating the business of DRCI, or any other newly acquired business, product or technology could be expensive and time-consuming, disrupt our ongoing business and distract our management. We may face competition for acquisition targets from larger and more established companies with greater financial resources. In addition, in order to finance any acquisitions, we might be forced to obtain equity or debt financing on terms that are not favorable to us and, in the case of equity financing our stockholders interests may be diluted. If we are unable to integrate effectively any newly acquired entity, product or technology, our business, financial condition and operating results will suffer.

Failure to optimize our manufacturing potential and cost structure could materially and adversely affect our business and operating results.

We have one manufacturing facility in China. We strive to fully utilize the manufacturing capacity of our facility but may not do so on a consistent basis. Our factory utilization will be dependent on predicting volatility, timing volume sales to our customers, balancing our productive resources with product mix, and planning manufacturing services for new or other products that we intend to produce. Demand for manufacturing of these products may not be as high as we expect, and we may fail to realize the expected benefit from our investment in our manufacturing facilities. Our profitability and operating results are also dependent upon a variety of other factors, including: utilization rates of our manufacturing lines, downtime due to product changeover, impurities in raw materials causing shutdowns, maintenance of operations and availability of power, water and labor resources.

The reduction or elimination of government and economic incentives could cause our revenue to decline.

We believe that the growth of the market for “on-grid” applications, where solar power is used to supplement a customer’s electricity purchased from the utility network, depends in large part on the availability and size of government-generated economic incentives. At present, the cost of solar energy generally exceeds the price of electricity in the U.S. As a result, the U.S. government and numerous state governments have provided subsidies in the form of cost reductions, tax write-offs and other incentives to end users, distributors, systems integrators and manufacturers of solar power products. Reduction, elimination and/or periodic interruption of these government subsidies and economic incentives because of policy changes, fiscal tightening or other reasons may result in the diminished competitiveness of solar energy, and materially and adversely affect the growth of these markets and our revenues. Electric utility companies that have significant political lobbying powers may push for a change in the relevant legislation in our markets. The reduction or elimination of government subsidies and economic incentives for on-grid solar energy applications, especially those in our target markets, could cause our revenues to decline and materially and adversely affect our business, financial condition and results of operations. Reductions in, or eliminations or expirations of, incentives could result in decreased demand for our products and lower revenue.

We face intense competition, and many of our competitors have substantially greater resources than we do.

We operate in a competitive environment that is characterized by price inflation, due to supply shortages, and technological change. We compete with major international and domestic companies. Our major system integrator competitors include SunPower/Powerlight, SPG Solar, Akeena Solar, Sun Edison, Global Solar plus numerous other regional players, and other similar companies primarily located in California and New Jersey. Manufacturing competitors include multinational corporations such as BP Solar, Kyocera Corporation, Mitsubishi, Solar World AG, Sharp Corporation, SunPower/Powerlight and Sanyo Corporation. More specifically, our solar power system integrator competitors who have manufacturing facilities in Asia include SunPower/Powerlight. Our competitors may have greater market recognition and substantially greater financial, technical, marketing, distribution, purchasing, manufacturing, personnel and other resources than we do. Furthermore, some of our competitors have manufacturing and sales forces that are geographically diversified, allowing them to reduce transportation expenses, tariff costs and currency fluctuations for certain customers in markets where our facilities are located. Many of our competitors are developing and are currently producing products based on new solar power technologies that may ultimately have costs similar to, or lower than, our projected costs. Many of our current and potential competitors have longer operating histories, greater name recognition, access to larger customer bases and significantly greater financial, sales and marketing, manufacturing, distribution, technical and other resources than us. As a result, they may be able to respond more quickly to changing customer demands or to devote greater resources to the development, promotion and sales of our products than we can.

Our business relies on sales of our solar power products and our competitors with more diversified product offerings may be better positioned to withstand a decline in the demand for solar power products. Some of our competitors own, partner with, have longer term or stronger relationships with solar cell providers which could result in them being able to obtain solar cells on a more favorable basis than us. It is possible that new competitors or alliances among existing competitors could emerge and rapidly acquire significant market share, which would harm our business. If we fail to compete successfully, our business would suffer and we may lose or be unable to gain market share.

A few customers account for a significant portion of our sales.

For the year ended December 31, 2006, four customers contributed Seventy-three percent (73%) of our total sales revenue, including one customer who contributed thirty-eight percent (38%) to our revenue. This compares to the same period in calendar 2005 (from inception to December 31, 2005) when three customers contributed eighty-three percent (83%) of total sales revenue, including one customer which contributed forty percent (40%) of our revenue. Under present conditions, the loss of any one of these customers could have a material adverse effect on our performance, liquidity and prospects.

Decrease in construction could adversely affect our business.

During 2006, approximately fifty percent (50%) of DRCI’s solar-related revenues were generated from the design, installation and maintenance of solar power products in newly constructed and renovated buildings, plants and residences. Our ability to generate revenues from new installation services will depend on the number of new construction starts and renovations, which should correlate with the cyclical nature of the construction industry. The number of new building starts will be affected by general and local economic conditions, changes in interest rates and other factors.

Existing regulations and policies of the electric utility industry and changes to these regulations and policies may present technical, regulatory and economic barriers to the purchase and use of our products, which may significantly reduce demand for our products.

The market for electricity generating products is strongly influenced by federal, state and local government regulations and policies concerning the electric utility industry, as well as policies promulgated by electric utilities. These regulations and policies often relate to electricity pricing and technical interconnection of customer-owned electricity generation. In the U.S. , these regulations and policies are being modified and may continue to be modified. Customer purchases of alternative energy sources, including solar power technology, could be deterred by these regulations and policies, which could result in a significant reduction in the potential demand for our solar power products. For example, without a regulatory-mandated exception for solar power systems, utility customers are often charged interconnection or standby fees for putting distributed power generation on the electric utility grid. These fees could increase the cost to our customers and make our solar power products less desirable.

The failure to increase or restructure the net metering cap could adversely affect our business. Currently all grid-tied photovoltaic systems are installed with cooperation by the local utility providers under guidelines created through statewide net metering policies. These policies, as currently written, specify that the local utility only has the obligation to allow installation up to and equal to one-half of one percent of its total generation capacity. It appears likely that as an industry, we will have the ability to reach this number within the next several years. The solar industry is currently lobbying to extend these arbitrary generation caps, and replace them with either notably higher numbers, or with a revised method of calculation that will allow the industry to continue our expansion in a manner consistent with both the industry and state and federal desires.

Moreover, we anticipate that our solar power products and our installation will be subject to oversight and regulation in accordance with national and local ordinances relating to building codes, safety, environmental protection, utility interconnection and metering and related matters. It is difficult to track the requirements of individual states and design equipment to comply with the varying standards. Any new government regulations or utility policies pertaining to our solar power products may result in significant additional expenses to us, our resellers, and our customers and, as a result, could cause a significant reduction in demand for our solar power products.

Compliance with environmental regulations can be expensive, and noncompliance with these regulations may result in adverse publicity and potentially significant monetary damages and fines.

As our manufacturing processes generate noise, wastewater, gaseous and other industrial wastes, we are required to comply with all national and local regulations regarding protection of the environment. We believe that we have all necessary permits to conduct our business as it is presently conducted. If we fail to comply with present or future environmental regulations, however, we may be required to pay substantial fines, suspend production or cease operations.

If we do not retain our key management personnel, our business will suffer.

The success of our business is heavily dependent on the leadership of our key management personnel, specifically Stephen C. Kircher. In addition, the Company currently relies on Todd Lindstrom’s construction experience and management for the installation of solar systems. All our executive officers and key personnel are employees at-will and we do not have any employment agreements with them. If any of these people were to leave us, it would be difficult to replace them, and our business would be harmed.

The growth of our business is dependent upon sufficient capitalization.

The growth of our business depends on our ability to finance new products and services. We operate in a rapidly changing industry. Technological advances, the introduction of new products and new design and manufacturing techniques could adversely affect our business unless we are able to adapt to the changing conditions. To remain competitive, we may incur additional costs in product development, equipment, facilities and integration resources. These additional costs may result in greater fixed costs and operating expenses. As a result, we could be required to expend substantial funds for and commit significant resources to the following:

•	research and development activities on existing and potential product solutions;

•	additional engineering and other technical personnel;

•	advanced design, production and test equipment;

•	manufacturing services that meet changing customer needs;

•	technological changes in manufacturing processes;

•	manufacturing capacity: and

• developing a franchise network.

We are subject to particularly lengthy sales cycles in some markets.

Our focus on developing a customer base that requires our solar power products means that it may take longer to develop strong customer relationships or partnerships. Moreover, factors specific to certain industries also have an impact on our sales cycles. Some of our customers may have longer sales cycles that could occur due to the timing of various state and federal subsidies. These lengthy and challenging sales cycles may mean that it could take longer before our sales and marketing efforts result in revenue, if at all, and may have adverse effects on our operating results, financial condition, cash flows and stock price.

Products we manufacture may contain design or manufacturing defects, which could result in customer claims.

We often manufacture products to our customers’ requirements, which can be highly complex and may at times contain design or manufacturing failures. Any defects in the products we manufacture, whether caused by a design, manufacturing or component failure or error, may result in returns, claims, delayed shipments to customers or reduced or cancelled customer orders. If these defects occur, we will incur additional costs and if in large quantity or too frequent, we may sustain loss of business, loss of reputation and may incur liability.

We may not be able to prevent others from using our trademarks in connection with our solar power products, which could adversely affect the market recognition of our name and our revenue.

We are in the process of registering the following trademarks: Solar Power, Inc., the Solar Power, Inc. logo, International Assembly Solutions, Ltd. and IAS, Ltd. (the “Marks”) for use with our solar power products. There is no assurance that we will be successful in obtaining such marks. In addition, if someone else has already established trademark rights in the Marks, we may face trademark disputes and may have to market our products with other trademarks, which also could hurt our marketing efforts. Furthermore, we may encounter trademark disputes with companies using marks which are confusingly similar to our Marks which if not resolved favorably could cause our branding efforts to suffer. Trademark litigation carries an inherent risk and we cannot guarantee we will be successful in this type of litigation. In addition, we may have difficulty in establishing strong brand recognition with consumers if others use similar marks for similar products.

We could become involved in intellectual property disputes.

We currently have two provisional patents pending. In addition, we rely on trade secrets, industry expertise and our customers’ sharing of intellectual property with us. We do not knowingly infringe on patents, copyrights or other intellectual property rights owned by other parties; however, in the event of an infringement claim, we may be required to spend a significant amount of money to defend a claim, develop a non-infringing alternative or to obtain licenses. We may not be successful in developing such an alternative or obtaining licenses on reasonable terms, if at all. Any litigation, even without merit, could result in substantial costs and diversion of our resources and could materially and adversely affect our business and operating results. We have limited insurance coverage and may incur losses resulting from product liability claims.

We are exposed to risks associated with product liability claims in the event that the use or installation of our products results in injury or damage.

Since our products are electricity-producing devices, it is possible that users could be injured or killed by our products, whether by product malfunctions, defects, improper installation or other causes. As a manufacturer, distributor, and installer of products that are used by consumers, we face an inherent risk of exposure to product liability claims or class action suits in the event that the use of the solar power products we sell or install results in injury or damage. Moreover, to the extent that a claim is brought against us we may not have adequate resources in the event of a successful claim against us. We rely on our general liability insurance to cover product liability claims and have not obtained separate product liability insurance. The successful assertion of product liability claims against us could result in potentially significant monetary damages and, if our insurance protection is inadequate, could require us to make significant payments.

We may be subject to unexpected warranty expense.

Our current standard product warranty for our mechanical assembly product ranges from one to five years, and the industry is currently trending towards a ten-year warranty, which we may also have to implement. We intend to offer the industry standard of 25 years for our solar modules and industry standard five (5) years on inverter and balance of system components. With some of these electronic components, we may also need to implement a ten-year standard warranty. We believe our warranty periods are consistent with industry practice. Due to the warranty period, once we begin manufacturing our own solar panels, we bear the risk of extensive warranty claims long after we have shipped product and recognized revenue. Any increase in the defect rate of our products would cause us to increase the amount of warranty reserves and have a corresponding negative impact on our financial statements. As of December 31, 2006 the Company has not recorded any warranty reserves.

We are exposed to the limit of the availability and price of electricity.

The primary energy supply to our operations in China is electricity from the local power company. There is not an extensive and resilient connection to a national or regional power grid. Thus, we may be exposed to power outages and shut downs which our standby generators would only partially mitigate. Fluctuations in world oil prices and supply could affect our supply and cost of electricity.

From time-to-time, we may seek additional equity or debt financing and may not be able to secure this financing at acceptable terms.

From time-to-time, we may seek additional equity or debt financing to provide for the capital expenditures required to maintain or expand our design and production facilities and equipment and/or working capital, as well as to repay loans if our cash flow from operations is insufficient and for future acquisitions of businesses, facilities, technologies, assets and product lines. We cannot predict with certainty the timing or amount of any such capital requirements. If such financing is not available on satisfactory terms, we may be unable to expand our business or to develop new business at the rate desired, or fund our existing working capital needs which could affect our operating results and our assets may be significantly impaired.

We must effectively manage our growth.

Failure to manage our growth effectively could adversely affect our operations. We may increase the number of our manufacturing facilities and products and may plan to expand further the number and diversity of our products in the future and may further increase the number of locations from which we manufacture and sell. Our ability to manage our planned growth effectively will require us to:

•	enhance our operational, financial and management systems;

•	expand usage of our facilities and equipment; and

•	successfully hire, train and motivate additional employees, including the technical personnel necessary to operate our production facilities and staff our installation teams.

An expansion and diversification of our product range, manufacturing and sales locations and customer base would result in increases in our overhead and selling expenses. We may also be required to increase staffing and other expenses as well as our expenditures on plant, equipment and property in order to meet the anticipated demand of our customers. Any increase in expenditures in anticipation of future orders that do not materialize would adversely affect our profitability. Customers may require rapid increases in design and production services that place an excessive short-term burden on our resources.

Risks Related to International Operations

We are dependent on our Chinese manufacturing operations.

Our current manufacturing operations are located in China and our sales and administrative offices are in the U.S. The geographical distances between these facilities create a number of logistical and communications challenges. In addition, because of the location of the manufacturing facilities in China, we could be affected by economic and political instability there, including problems related to labor unrest, lack of developed infrastructure, variances in payment cycles, currency fluctuations, overlapping taxes and multiple taxation issues, employment and severance taxes, compliance with local laws and regulatory requirements, and the burdens of cost and compliance with a variety of foreign laws. Moreover, inadequate development or maintenance of infrastructure in China, including adequate power and water supplies, transportation, raw materials availability or the deterioration in the general political, economic or social environment could make it difficult, more expensive and possibly prohibitive to continue to operate our manufacturing facilities in China.

The primary energy supply to our operations in China is electricity from the local power company. There is not an extensive and resilient connection to a national or regional power grid. Thus, we may be exposed to power outages and shut downs which our standby generators would only partially mitigate. Fluctuations in world oil prices and supply could affect our supply and cost of electricity.

We may not be able to retain, recruit and train adequate management and production personnel.

Our continued operations are dependent upon our ability to identify, recruit and retain adequate management and production personnel in China. We require trained graduates of varying levels and experience and a flexible work force of semi-skilled operators. Many of our current employees come from the more remote regions of China as they are attracted by the wage differential and prospects afforded by our operations. With the growth currently being experienced in China and competing opportunities for our personnel, there can be no guarantee that a favorable employment climate will continue and that wage rates in China will continue to be internationally competitive.

The Chinese government could change its policies toward, or even nationalize, private enterprise, which could harm our operations.

All of our manufacturing is conducted in China. Accordingly, our business, financial condition, results of operations and prospects are affected significantly by economic, political and legal developments in China. Over the past several years, the Chinese government has pursued economic reform policies, including the encouragement of private economic activities and decentralization of economic regulation. The Chinese government may not continue to pursue these policies or may significantly alter them to our detriment from time to time without notice. Changes in policies by the Chinese government resulting in changes in laws or regulations, our interpretation of laws or regulations, or the imposition of confiscatory taxation, restrictions on currency conversion or imports and sources of supply could materially and adversely affect our business and operating results. The nationalization or other expropriation of private enterprises by the Chinese government could result in the total loss of our investment in China.

Our results could be harmed if compliance with new environmental regulations becomes too burdensome.

Our manufacturing processes may result in the creation of small amounts of hazardous and/or toxic wastes, including various gases, epoxies, inks, solvents and other organic wastes. We are subject to Chinese governmental regulations related to the use, storage and disposal of such hazardous wastes. The amounts of our hazardous waste may increase in the future as our manufacturing operations increase, and therefore, our cost of compliance is likely to increase. In addition, sewage produced by dormitory facilities which house our labor force is coming under greater environmental legislation. Although we believe we are operating in compliance with applicable environmental laws, there is no assurance that we will be in compliance consistently as such laws and regulations, or our interpretation and implementation, change. Failure to comply with environmental regulation could result in the imposition of fines, suspension or halting of production or closure of manufacturing operations.

The Chinese legal system has inherent uncertainties that could materially and adversely impact our ability to enforce the agreements governing our operations.

We conduct our manufacturing through our wholly owned Chinese subsidiary, IAS Electronics (Shenzhen) Co., Ltd. We lease the actual factory. The performance of the agreements and the operations of our factory are dependent on our relationship with the local government. Our operations and prospects would be materially and adversely affected by the failure of the local government to honor our agreements or an adverse change in the laws governing us. In the event of a dispute, enforcement of these agreements could be difficult in China. China tends to issue legislation which is subsequently followed by implementing regulations, interpretations and guidelines that can render immediate compliance difficult. Similarly, on occasion, conflicts are introduced between national legislation and implementation by the provinces that take time to reconcile. These factors can present difficulties in our compliance. Unlike the U.S., China has a civil law system based on written statutes in which judicial decisions have limited precedential value. The Chinese government has enacted laws and regulations to deal with economic matters such as corporate organization and governance, foreign investment, commerce, taxation and trade. However, the Chinese government experience in implementing, interpreting and enforcing these laws and regulations is limited, and our ability to enforce commercial claims or to resolve commercial disputes is therefore unpredictable. These matters may be subject to the exercise of considerable discretion by agencies of the Chinese government, and forces and factors unrelated to the legal merits of a particular matter or dispute may influence our determination, which may limit legal protections available to us. In addition, any litigation in China may result in substantial costs and diversion of resources and management attention.

Because our operations are international, we are subject to significant worldwide political, economic, legal and other uncertainties.

We are incorporated in the United States and have subsidiaries in the U.S., Hong Kong S.A.R. and the Peoples’ Republic of China. Because we manufacture all of our products in China, substantially all of the net book value of our total fixed assets and a major portion of our inventory is located there. Although we currently sell our products to customers in the U.S. we may sell our products to customers located outside of the U.S. in the future. Protectionist trade legislation in the U.S. or foreign countries, such as a change in export or import legislation, tariff or duty structures, or other trade policies, could adversely affect our ability to sell products in these markets, or even to purchase raw materials or equipment from foreign suppliers. Moreover, we are subject to a variety of U.S. laws and regulations, changes to which may affect our ability to transact business with customers or in certain product categories.

We are also subject to numerous national, state and local governmental regulations, including environmental, labor, waste management, health and safety matters and product specifications. We are subject to laws and regulations governing our relationship with our employees, including: wage and hour requirements, working and safety conditions, citizenship requirements, work permits and travel restrictions. These include local labor laws and regulations, which may require substantial resources for compliance. We are subject to significant government regulation with regard to property ownership and use in connection with our leased facility in China, import restrictions, currency restrictions and restrictions on the volume of domestic sales and other areas of regulation, all of which impact our profits and operating results.

We face risks associated with international trade and currency exchange.

We transact business in a variety of currencies including the U.S. dollar and the Chinese Yuan Renminbi, or RMB. Although we transact business predominantly in U.S. dollars, we collect a portion of our revenue and incur approximately 22% of our operating expenses, such as payroll, land rent, electrical power and other costs associated with running our facilities in China, in RMB. Adverse movements between the selling currency and the RMB would have a material impact on our profitability. Changes in exchange rates would affect the value of deposits of currencies we hold. The RMB has been broadly stable against the U.S. dollar in the past three years, but in July 2005 the Chinese government announced that the RMB would be pegged to a basket of currencies, making it possible for the RMB to rise and fall relative to the U.S. dollar. We do not currently hedge against exposure to currencies. We cannot predict with certainty future exchange rates and thus their impact on our operating results. We do not have any long-term debt valued in RMB.

Changes to Chinese tax incentives and heightened efforts by the Chinese tax authorities to increase revenues could subject us to greater taxes.

Under applicable Chinese law, we have been afforded profits tax concessions by Chinese tax authorities on our operations in China for specific periods of time. However, the Chinese tax system is subject to substantial uncertainties with respect to interpretation and enforcement. The Chinese government has attempted to augment its revenues through heightened tax collection efforts. Continued efforts by the Chinese government to increase tax revenues could result in revisions to or changes to tax incentives or our interpretation of the tax incentives, which could increase our future tax liabilities or deny us expected concessions or refunds.

Future outbreaks of severe acute respiratory syndrome or other communicable diseases may have a negative impact on our business and operating results.

In 2003, several economies in Asia, including China, where our operations are located, were affected by the outbreak of severe acute respiratory syndrome, or SARS. If there is a recurrence of an outbreak of SARS, or similar infectious or contagious diseases such as avian flu, it could adversely affect our business and operating results. For example, a future SARS outbreak could result in quarantines or closure to our factory, and our operations could be seriously disrupted as the majority of our work force is housed in one dormitory. In addition, an outbreak could negatively affect the willingness of our customers and suppliers to visit our facilities.

Risks Related to Our Common Stock

We have not paid and are unlikely to pay cash dividends in the foreseeable future.

We have not paid any cash dividends on our common stock and may not pay cash dividends in the future. Instead, we intend to apply earnings, if any, to the expansion and development of the business. Thus, the liquidity of your investment is dependent upon active trading of our stock in the market.

Any future financings and subsequent registration of common stock for resale will result in a significant number of shares of our common stock available for sale, and such sales could depress our common stock price. Further, no assurances can be given that we will not issue additional shares which will have the effect of diluting the equity interest of current investors. Moreover, sales of a substantial number of shares of common stock in any future public market could adversely affect the market price of our common stock and make it more difficult to sell shares of common stock at times and prices that either you or we determine to be appropriate.

There is no public market for our common stock.

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

We expect our stock price to be volatile.

Should a public market develop, the trading price of our common stock is likely to be highly volatile and could be subject to wide fluctuations in price in response to various factors, many of which are beyond our control, including:

•	the depth and liquidity of the market for the common stock;

•	developments generally affecting the energy industry;

•	investor perceptions of the business;

•	changes in securities analysts’ expectations or our failure to meet those expectations;

•	actions by institutional or other large stockholders;

•	terrorist acts;

•	actual or anticipated fluctuations in results of operations;

•	announcements of technological innovations or significant contracts by us or our competitors;

•	introduction of new products by us or our competitors;

•	our sale of common stock or other securities in the future;

•	changes in market valuation or earnings of our competitors;

•	changes in the estimation of the future size and growth rate of the markets;

•	results of operations and financial performance; and

•	general economic, industry and market conditions.

In addition, the stock market in general often experiences substantial volatility that is seemingly unrelated to the operating performance of particular companies. These broad market fluctuations may adversely affect the trading price of our common stock, should a public market develop.

Any sale of a substantial amount of our stock could cause our stock price to drop.

Gerald Moore beneficially owns 4,125,000, or approximately 12.72% of the issued and outstanding shares of our common stock, of which 3,625,000 are subject to a lock-up agreement, whereby Mr. Moore has agreed not to sell, pledge, transfer or otherwise dispose of his shares for a period of two years from the initial filing date of the Form SB-2, or January 17, 2009. Furthermore, as part of the terms of private placements, we registered for resale approximately 18,753,334 shares of our common stock, including 800,000 shares underlying warrants, with the SEC, representing approximately 55% of our outstanding common stock as of March 30, 2007. None of these stockholders is obligated to retain our shares, subject to the above-mentioned restrictions for Mr. Moore. Any sale by these or other holders of a substantial amount of common stock in any future public market, or the perception that such a sale could occur, could have an adverse effect on the market price of our common stock. Such an effect could be magnified if our stock is relatively thinly traded.

Our stock may be governed by the “penny stock rules,” which impose additional requirements on broker-dealers who make transactions in our stock.

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

ITEM 2 — DESCRIPTION OF PROPERTY

Our manufacturing facilities consist of 123,784 square feet, including 100,104 square feet of factories and 23,680 square feet of dorms, situated in an industrial suburb of Shenzhen, Southern China known as Long Gang. Only the state may own land in China. Therefore, we lease the land under our facilities, and our lease agreement gives us the right to use the land until July 31, 2009 at an annual rent of $193,350. We have an option to renew this lease for 3 additional years on the same terms.

Our corporate headquarters are located in Granite Bay, California in a space of 3,896 square feet. The lease expires in July 2009, and the rent is currently $81,816 per year for the first year, $84,153 for the second year, and $86,491 for the remainder of the lease.

ITEM 3 — LEGAL PROCEEDINGS

We are not a party to any pending legal proceeding. In the normal course of operations, we may have disagreements or disputes with employees, vendors or customers. These disputes are seen by our management as a normal part of business especially in the construction industry, and there are no pending actions currently or no threatened actions that management believes would have a significant material impact on our financial position, results of operations or cash flows.

ITEM 4 — SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

ITEM 5 — MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Market Information

Our common stock is not traded on any exchange and there is currently no established public trading market for our common stock.

We have agreed to register 18,753,334 shares of our common stock under the Securities Act of 1933, as amended for sale to certain stockholders who also hold certain registration rights, including 800,000 shares of our common stock that are issuable upon the exercise of an outstanding warrant.

We intend to apply for listing of the securities on the OTC Bulletin Board, but there can be no assurance that we will be able to obtain this listing. The OTC Bulletin Board securities are not listed and traded on the floor of an organized national or regional stock exchange. Instead, OTC Bulletin Board securities transactions are conducted through a telephone and computer network connecting dealers in stocks. In order to be listed on the OTC Bulletin Board, we must obtain a market maker who will sponsor our securities. If we are unable to obtain a market maker for our securities, we will be unable to develop a trading market for our common stock. In addition, even if we do locate a market maker, there is no assurance that our securities will be able to meet the requirements for a quotation or that the securities will be accepted for listing on the OTC Bulletin Board, or that an active trading market will develop for our common stock.

Stockholders

As of March 30, 2007 we had approximately 145 holders of record of our common stock.

Dividends

We have paid no dividends on our common stock since our inception and may not do so in the future.

Recent Sales of Unregistered Securities

In December 2006, the Company issued 500,000 shares of its common stock in exchange for $425,000 in cash and the settlement of an obligation totaling $75,000.

In December 2006, the Company effected a reverse merger with Welund Fund, Inc. (Welund). The Company was determined to be the accounting acquiror for purposes of recording the transaction. Prior to the reverse merger the Company's and Welund's outstanding shares of common stock totaled 14,500,000 and 17,666,667, respectively. Subsequent to the reverse merger the Company issued 100,000 shares of restricted common stock. Accordingly, the outstanding shares of the Company at December 31, 2006 consist of the sum of the shares of the Company, Welund and the shares of restricted common stock. In conjunction with the reverse merger, the Company recorded the net assets of Welund, less direct transaction costs, as an increase to its additional paid in capital.

Securities Authorized for Issuance under Equity Compensation Plans

As of December 31, 2006, we had no equity compensation plan approved by our stockholders. On November 15, 2006, subject to approval of the Stockholders, the Company adopted the 2006 Equity Incentive Plan reserving nine percent (9%) of the outstanding shares of common stock of the Company (“2006 Plan”). On February 7, 2007, our stockholders approved the 2006 Plan reserving nine percent (9%) of the outstanding shares of common stock of the Company pursuant to the Definitive Proxy on Schedule 14A filed with the Commission on January 22, 2007.

On October 4, 2006, in connection with services provided by Roth Capital Partners, LLC (“Roth Capital”) in our private placement of up to 16,000,000 shares of our common stock, we issued Roth Capital a warrant to purchase 800,000 shares of our common stock at $1.15 per share until October 4, 2011. We have not otherwise issued options and warrants to individuals pursuant to individual compensation plans not approved by our stockholders.

We issued 2,000,000 stock options and 100,000 restricted stock awards to purchase shares of our common stock. The options have an exercise price of $1.00 and are subject to vesting schedules and terms. Accordingly, as of December 31, 2006, we had 2,000,000 restricted stock awards and options outstanding. The following table provides aggregate information as of December 31, 2006 with respect to all compensation plans (including individual compensation arrangements) under which equity securities are authorized for issuance.

Plan Category	(a) Number of securities to be issued upon exercise of of outstanding options, warrants and right	Weighted-average exercise price of outstanding options warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))

Equity Compensation Plans approved by security holders	0	0	0

Equity Compensation Plans not approved by security holders	2,800,000(2)	$1.04	104,000 (1)

Total	2,800,000	$1.04	104,000 (1)

(1)
Includes number of shares of common stock reserved under the 2006 Equity Incentive Plan (the “2006 Plan”) as of December 31, 2006, which reserves 9% of the outstanding shares of common stock of the Company.

(2)	Included 2,000,000 shares related to the assumption of outstanding restricted stock awards or options related to the merger with SPI

ITEM 6 — MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Except for statements of historical facts, this section contains forward-looking statements involving risks and uncertainties. You can identify these statements by forward-looking words including “believes,” “considers,” “intends,” “expects,” “may,” “will,” “should,” “forecast,” or “anticipates,” or the negative equivalents of those words or comparable terminology, and by discussions of strategies that involve risks and uncertainties. Forward-looking statements are not guarantees of our future performance or results, and our actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including those set forth under “Risk Factors.”

The following discussion is presented on a consolidated basis, and analyzes our financial condition and results of operations for the periods ended December 31, 2006 and 2005.

Unless the context indicates or suggests otherwise reference to “we”, “our”, “us” and the “Company” in this section refers to the consolidated operations of Solar Power, Inc. and its subsidiaries.

Overview

We are currently engaged in manufacturing cable, wire and mechanical assemblies and in designing, distributing and installing complete photovoltaic systems for industrial, commercial and residential facilities located primarily in the United States. In addition to continuing our business in manufacturing cable, wire and mechanical assemblies, we will begin manufacturing and assembly of complete photovoltaic systems in our China factory by the end of the first half of the 2007 calendar year. As a result of the Merger described below, our operations are now conducted through SPI and our wholly-owned subsidiaries located in California and in China. We are in the process of expanding our distribution by developing a franchise operation to design and install solar power systems.

Management is considering the impact of the following areas as it implements the manufacturing of complete photovoltaic systems and planned business model:

• Solar cell pricing trends around the world: Recently the key material in the production of solar cells (silicon) has been in limited in supply. Consequently, prices and availability of solar module has been limited. Industry experts believe that additional planned expansion of silicon processing factories coming on line over the next 18 months will produce enough raw materials to create an oversupply on projected demand; and

• Government subsidies: Federal and State subsidies relating directly to solar installations are an important factor in the planned growth of the solar industry. These regulations are constantly being amended and will have a direct affect on our rollout of our planned franchise network among those states that offer superior incentives to the solar industry.

Background and Corporate History

Solar Power, Inc. originally incorporated in the State of Delaware on July 16, 2002 under the name “Welund Fund, Inc.” Effective January 2006, pursuant to the authorization of our stockholders, Solar Power, Inc. merged with our wholly-owned subsidiary, a Nevada corporation, and reincorporated in the State of Nevada. As a result of the merger, Solar Power, Inc. changed our legal domicile from the State of Delaware to the State of Nevada.  On October 4, 2006, we changed our name from “Welund Fund, Inc.” to “Solar Power, Inc.”

On August 23, 2006, Solar Power, Inc. entered into an Agreement and Plan of Merger with Solar Power, Inc., a California corporation (“SPI”) and Welund Acquisition Corp., a Nevada corporation and our wholly-owned subsidiary (“Merger Sub”). On December 29, 2006, our Merger Sub merged with SPI and SPI became our wholly-owned subsidiary (the “Merger”). As a result of the Merger, we discontinued our former auto loans business and changed our focus and strategic direction and pursued operations in the solar power business. Subsequent to year end, on February 15, 2007, we re-domiciled in the State of California.

On August 6, 2006, we entered into share exchange agreement with all the shareholders of International Assembly Solutions, Limited (“IAS HK”), which was incorporated in Hong Kong on January 18, 2005 with limited liability. Pursuant to the share exchange agreements, the equity owners of IAS HK transferred all their equity interest in IAS HK to the Company in exchange for a total of 14,000,000 shares at par value of $0.001 each of the Company in November 2006 and IAS HK became a wholly owned subsidiary of the Company. Being a group reorganization entered into among entities under common control, the Company combined the historical financial statements of IAS HK and its wholly owned subsidiary, IAS Electronics (Shenzhen) Co., Ltd. (“IAS Shenzhen”). The accompanying consolidated financial statements have been restated on a retroactive basis to reflect the 14,000,000 shares of common stock outstanding for all periods presented.

In May 2006, the Company and the shareholders of Dale Renewables Consulting, Inc., (“DRCI”), a California corporation engaged in photovoltaic installation, integration and sales, agreed in principle on the acquisition of DRCI by the Company with an effective date of June 1, 2006. In June 2006, prior to the finalization of the acquisition agreement, DRCI’s personnel moved into the offices of the Company and combined its operations with that of the Company. In August 2006, the Company and DRCI formalized the Agreement and Plan of Merger (the “Merger Agreement”) and the Assignment and Interim Operating Agreement (the "Operating Agreement") was entered into among the Company, DRCI and Dale Stickney Construction, Inc., a California corporation (“DSCT”) and the parent company of DRCI. The Operating Agreement obligated the Company to provide all financing necessary for DRCI’s operations subsequent to June 1, 2006 until the consummation of the acquisition in exchange for all the revenues generated from its operations. The Operating Agreement also provided that the Company was to provide all management activities of DRCI on its behalf from June 1 until the consummation of the acquisition. On November 15, 2006, the Company completed the acquisition of DRCI, paying $1,446,565 in cash in exchange for 100% of the outstanding shares of DRCI. Funds for the acquisition payment were provided on behalf of the Company by Solar Power, Inc. (Nevada), formerly known as Welund Fund Inc., (“SPI Nevada”). The Company and SPI Nevada have agreed to merge in a reverse acquisition.

By virtue of control, funding, operation and obligation,, the acquisition of DRCI became effective on June 1, 2006. As a result, the interim financials of the Company include the results of operations of DRCI subsequent to June 1, 2006 and the purchase price was allocated to the acquired assets and liabilities as of June 1, 2006.

The Company has allocated the purchase price of $1,446,565 to estimated fair values of the acquired assets as follows:

Inventories	$35,341
Prepaid expenses and other current assets	968,281
Plant and equipment	7,995
Goodwill	434,948
Total	$1,446,565

The estimated fair values of the acquired assets and liabilities may change as the Company completes its valuation procedures and as all direct acquisition costs are determined. The final adjustments resulting from this process are not expected to be material.

 Critical Accounting Policies and Estimates

Basis of Presentation-The consolidated financial statements include the accounts of the Solar Power, Inc., its predecessor and their subsidiaries. Intercompany balances, transactions and cash flows are eliminated on consolidation.

Cash and cash equivalents-Cash and cash equivalents include cash on hand, cash accounts and interest bearing savings accounts.

Inventories-Inventories are stated at the lower of cost or market, determined by the weighted average cost method. Work-in-progress and finished goods inventories consist of raw materials, direct labor and overhead associated with the manufacturing process. Provisions are made for obsolete or slow-moving inventory based on management estimates. Inventories are written down based on the difference between the cost of inventories and the net realizable value based upon estimates about future demand from customers and specific customer requirements on certain projects.

Plant and equipment-Plant and equipment are stated at cost including the cost of improvements. Maintenance and repairs are charged to expense as incurred. Depreciation and amortization are provided on the straight line method based on the estimated useful lives of the assets as follows:

Plant and machinery	5 years
Furniture, fixtures and equipment	5 years
Leasehold improvements	the shorter of 5 years or the lease term

Goodwill - Goodwill is the excess of purchase price over the fair value of net assets acquired. The Company applies Statement of Financial Accounting Standards No. 142“Goodwill and other Intangible Assets”, which requires the carrying value of goodwill to be evaluated for impairment on an annual basis, using a fair-value-based approach. No impairment of goodwill has been identified during any of the periods presented.

Revenue recognition - The Company’s two primary business segments include cable, wire mechanical assemblies and processing sales and photovoltaic systems installation, integration and solar panel sales.

In our cable and wire assembly business the Company recognizes the sales of goods when there is evidence of an arrangement, title and risk of ownership have passed (generally upon shipment), the price to the buyer is fixed or determinable and collectibility is reasonably assured. Generally there are no formal customer acceptance requirements or further obligations related to our assembly services once we ship our products. Customers do not have a general right of return on products shipped therefore we make no provisions for returns. We make a determination of our customer’s credit worthiness at the time we accept their order.

In our photovoltaic systems installation and integration segment, revenue on product sales is recognized when there is evidence of an arrangement, title and risk of ownership have passed (generally upon shipment), the price to the buyer is fixed or determinable and collectibility is reasonably assured. Customers do not have a general right of return on products shipped therefore we make no provisions for returns.

In our solar photovoltaic business contract costs include all direct material and labor costs and those indirect costs related contract performance, such as indirect labor, supplies, tools, repairs, and depreciation costs.  Selling and general and administrative costs are charged to expense as incurred.  Provisions for estimated losses on uncompleted contracts are made in the period in which such losses are determined.  Changes in job performance, job conditions, and estimated profitability, including those arising from contract penalty provisions, and final contract settlements may result in revisions to costs and income and are recognized in the period in which the revisions are determined.

Revenue on photovoltaic system construction contracts is recognized using the percentage of completion method of accounting. At the end of each period, the Company measures the cost incurred on each project and compares the result against its estimated total costs at completion. Payment terms are generally defined by the contract and as a result may not match the timing of the costs incurred by the Company and the related recognition of revenue. Such differences are recorded as costs and estimated earnings in excess of billings on uncompleted contracts or billings in excess of costs and estimated earnings on uncompleted contracts. The Company determines its customer’s credit worthiness at the time the order is accepted. Sudden and unexpected changes in customer’s financial condition could put recoverability at risk.

The asset, "Costs and estimated earnings in excess of billings on uncompleted contracts" represents revenues recognized in excess of amounts billed.  The liability, "Billings in excess of costs and estimated earnings on uncompleted contracts," represents billings in excess of revenues recognized.

Product Warranties - In our cable and wire assembly business our current standard product warranty for our mechanical assembly product ranges from one to five years. We offer the industry standard of 25 years for our solar modules and industry standard five (5) years on inverter and balance of system components. Due to the warranty period, we bear the risk of extensive warranty claims long after we have shipped product and recognized revenue. In our cable and wire assembly business, historically our warranty claims have not been material. In our solar photovoltaic business our greatest warranty exposure is in the form of product replacement. Since we currently purchase these products from third-party suppliers and their warranties are consistent with industry standards we consider our financial exposure to warranty claims immaterial. Therefore we have not provided any warranty reserves in our financial statements for the periods ended December 31, 2006 and 2005.

Stock based compensation - Effective January 1, 2006, the Company adopted the provisions of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment.” (SFAS No. 123(R)”) which requires the Company to measure the stock-based compensation costs of share-based compensation arrangements based on the grant-date fair value and recognize the costs in the financial statements over the employee requisite service period. Stock-based compensation expense for all stock-based compensation awards granted was based on the grant-date fair value estimated in accordance with the provisions of SFAS No. 123(R). Prior to 2006 the Company had not issued stock options or other forms of stock-based compensation.

Allowance for doubtful accounts - The Company regularly monitors and assesses the risk of not collecting amounts owed to the Company by customers. This evaluation is based upon a variety of factors including: an analysis of amounts current and past due along with relevant history and facts particular to the customer. It requires the Company to make significant estimates, and changes in facts and circumstances could result in material changes in the allowance for doubtful accounts. At December 31, 2006 the Company has recorded an allowance of $47,624.

Shipping and handling cost - Shipping and handling costs related to the delivery of finished goods are included in cost of goods sold. During the years ended December 31, 2006 and 2005, shipping and handling costs expensed to cost of goods sold were $171,745 and $74,318, respectively.

Income taxes - We account for income taxes under the liability method. Under this method, deferred tax assets and liabilities are determined based on differences between financial reporting and tax reporting bases of assets and liabilities and are measured using enacted tax rates and laws that are expected to be in effect when the differences are expected to reverse. Realization of deferred tax assets is dependent upon the weight of available evidence, including expected future earnings. A valuation allowance is recognized if it is more likely than not that some portion, or all of a deferred tax asset will not be realized.

Foreign currency translation - The consolidated financial statements of the Company are presented in U.S. dollars as the Company and its subsidiaries conduct substantially all of their business in U.S. dollars.

All transactions in currencies other than functional currencies during the year are translated at the exchange rates prevailing on the transaction dates. Related accounts payable or receivable existing at the balance sheet date denominated in currencies other than the functional currencies are translated at period end rates. Gains and losses resulting from the translation of foreign currency transactions and balances are included in income. Aggregate net foreign currency transaction income/(losses) included in the income statement were $24,273 and $2,016 for the periods ended December 31, 2006 and 2005, respectively.

Comprehensive income (loss) - Statement of Financial Accounting Standards No. 130, “Reporting Comprehensive Income,” establishes standards for reporting comprehensive income and its components in a financial statement that is displayed with the same prominence as other financial statements. Comprehensive income (loss), as defined, includes all changes in equity during the period from non-owner sources. Examples of items to be included in comprehensive income, which are excluded from net income, include foreign currency translation adjustments and unrealized (loss) of available-for-sale securities. For the years ended December 31, 2006 and 2005, comprehensive income (loss) was the same as net income (loss).

Post-retirement and post-employment benefits - The Company’s subsidiaries which are located in the People’s Republic of China contribute to a state pension scheme on behalf of its employees. The Company recorded $14,385 and $4,813 in expense related to its pension contributions for the year ended December 31, 2006 and for the period ended December 31, 2005 Neither the Company nor its subsidiaries provide any other post-retirement or post-employment benefits.

Use of estimates - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Geographical Information

The Company has two reportable segments: (1) cable, wire mechanical assemblies and processing sales (“Cable, wire and mechanical assemblies”) and (2) photovoltaic installation, integration and solar panel sales (“Photovoltaic installation, integration and sales”). The Company’s reportable segments are strategic business units that offer different products and services. They are managed separately because each business requires different technology and marketing strategies.

The accounting policies of the segments are the same as those described in the summary of significant accounting policies.

Recent Accounting Pronouncements

In September 2005, the Financial Accounting Standards Board (FASB) Emerging Issues Task Force (EITF) reached a final consensus on Issue 04-13 “Accounting for Purchase and Sales of Inventory with the Same Counterparty”. EITF 04-13 requires that two or more legally separate exchange transactions with the same counterparty be combined and considered a single arrangement for purpose of applying APB Opinion No. 29, “Accounting for Non-monetary Transactions”, when the transactions are entered into in contemplation of one another. EITF 04-13 is effective for new arrangements entered into, or modifications or renewals of existing arrangements, in interim or annual periods beginning after March 15, 2006. The Company has evaluated the effect of the adoption of EITF 04-13 and it is not expected to have a material impact on the Company’s financial position, results of operations or cash flows.

In July 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (FIN 48). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109,” Accounting for Income Taxes”. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This Interpretation also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. This Interpretation is effective for fiscal years beginning after December 15, 2006, with earlier adoption permitted. We believe adoption of this pronouncement will not impact our financial position, results of operations or cash flows due to our history of losses and fully reserved deferred tax assets.

In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 108 “Considering the Effects of Prior Year Misstatements When Quantifying Misstatements in Current Year Financial Statements” (SAB 108), which provides interpretive guidance on how the effects of the carryover or reversal of prior year misstatements should be considered in quantifying a current year misstatement. The guidance is applicable in the first fiscal year ending after November 15, 2006. The adoption of SAB 108, effective December 31, 2006, did not have a material impact on the Company’s results of operations, financial position or cash flows.

In September 2006, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements.” SFAS No. 157 establishes a common definition for fair value to be applied to Account principles generally accepted in the United States of America guidance requiring use of fair value, establishes a framework for measuring fair value, and expands disclosure about such fair value measurements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007. The Company does not expect SFAS No. 157 to have any impact on the consolidated financial statements.

In February 2007, the FASB issued FAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities -Including an amendment of FASB Statement No. 115", (“FAS 159") which permits entities to choose to measure many financial instruments and certain other items at fair value at specified election dates. A business entity is required to report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. This statement is expected to expand the use of fair value measurement. FAS 159 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years, and is applicable beginning in the first quarter of 2008. The Company is currently evaluating the impact that FAS 159 will have on its consolidated financial statements."

Recent Events

On December 29, 2006, the merger with SPI was completed and as a result SPI became SPI-Nevada’s wholly owned subsidiary. The Merger resulted in a change of control in SPI-Nevada’s management. As a result of the Merger SPI-Nevada’s directors consist of Mr. Kircher, Mr. Kelley, Mr. Cohan, Mr. Nyman, and Mr. Regan and SPI-Nevada’s executive officers consist of Mr. Kircher, as Chief Executive Officer, and Mr. Carnahan, as Chief Financial Officer. In connection with the Merger, SPI-Nevada issued the existing shareholders of SPI an aggregate of 14,500,000 shares of SPI-Nevada’s restricted common stock and substituted 2,000,000 restricted stock awards and options of SPI with SPI-Nevada’s restricted stock awards and options to purchase shares of SPI-Nevada’s common stock. As a result of the Merger, all amounts of indebtedness owed to SPI-Nevada by SPI, totaling $3,746,565, were eliminated.

On January 3, 2007, the Company repaid loans and notes payable to Stephen C. Kircher, the Company’s CEO and Chairman of $327,562 which included principal of $320,000 and accrued interest of $7,562.

In January 2007, the Company repaid loans payable to Hannex Investment Ltd. of $270,829 which included principal of $245,000 and accrued interest of $25,829.

On February 7, 2007, the stockholders approved the Company’s 2006 Equity Incentive Plan which permits the Company to grant stock options to directors, officers or employees of the Company or others to purchase shares of common stock of the Company through awards of Incentive and Nonqualified Stock Options (“Options”), Stock (“Restricted Stock” or “Unrestricted Stock”) and Stock Appreciation Rights (“SARs”). The Plan was approved by the Stockholders subsequent to year-end.

In January 2007, the Company paid $175,000 in cash due under the terms of its agreement to acquire commission rights. In February 2007, the Company issued 31,435 shares of its common stock to the sellers of the contracts shareholders in partial satisfaction of the contingent payment terms of its acquisition of contracts.

On February 15, 2007, we completed our re-domicile into the State of California. The re-domicile was duly approved by both our respective Board of Directors and a majority of our stockholders at our annual meeting of shareholders held on February 7, 2007. The re-domicile was completed by means of a merger of SPI-Nevada and our wholly owned subsidiary, SPI, with SPI being the surviving corporation.

As of February 15, 2007, each outstanding share of SPI-Nevada’s common stock, par value $.0001, was automatically converted into one share, par value $.0001, of SPI’s common stock, all of SPI-Nevada’s property, rights, privileges, and powers vested in SPI, and all of SPI-Nevada’s debts, liabilities and duties became the debts, liabilities and duties of SPI. Additionally, the Amended and Restated Articles of Incorporation of SPI and the Bylaws of SPI, became our governing documents. The directors and officers of SPI immediately prior to the effective date of the re-domicile, continue to be our directors and officers. The re-domicile resulted in no change in our management because all of our directors and officers were also directors and officers of SPI prior to the re-domicile.

On March 21, 2007 we, through our wholly-owned subsidiary, Solar Power Integrators, Commercial, Inc. (“SPIC”) entered into a General Partnership Agreement with J.R. Conkey and Associates, Inc. (“JRC”). The partnership will engage in the sales, design and installation of solar systems in certain market segments for solar contracts within California. As initial capital contributions to the partnership, JRC is contributing $25,500 and SPIC is contributing $24,500. JRC is the managing partner of the partnership and will manage and conduct the day-to-day business affairs of the partnership. Additionally, JRC will be responsible for all marketing and sales efforts, establishing and maintaining customer relationships, and contract management. SPIC will be responsible for exclusively supplying all solar panels or other solar materials to the partnership for installation, and the design, engineering, and installation of all solar systems for customers, at contracted prices to SPIC. SPIC will control financial and accounting records. The Company has determined that this partnership will be subject to consolidation based on its interpretation of FIN 46(R) Consolidation of Variable Interest Entities (as amended).

On April 9, 2007, we entered into our standard Securities Purchase Agreement with a certain foreign accredited investor as part of a private placement to raise $500,000 (the “Financing”). In connection with the Financing, we sold an aggregate of 500,000 shares of restricted common stock par value $0.0001 per share, at a purchase price of $1.00 per share for an aggregate sale price of $500,000 to the investor.

Results of Operations

Comparison of the year ended December 31, 2006 to the period from January 18, 2005 (date of inception) to December 31, 2005

Net sales - Net sales for the year ended December 31, 2006 increased 219.4% to $4,381,151 from $1,371,731 for the eleven-month period ended December 31, 2005. Net sales in the cable, wire and mechanical assembly segment increased 110.7% to $2,888,335 from $1,371,131 for the comparative period primarily from increase sales to one customer. Net sales in the photovoltaic installation, integration and product sales segment were $1,492,816. There were no comparative sales for the eleven-month period ended December 31, 2005. The Company did not operate in this segment during 2005.

Cost of goods sold - Cost of goods sold were $2,894,545 (66.1% of net sales) and $484,146 (35.3% of net sales) for the year ended December 31, 2006 and the eleven-month period ended December 31,2005, respectively. Cost of goods sold in the cable, wire and mechanical assembly segment were $1,590,171 (55.0% of net sales) for the year ended December 31, 2006 compared to $484,146 (35.3% of net sales) for the eleven-month period ended December 31, 2005. The increase is attributable to product mix and additional overhead created by the move to the Company’s new manufacturing facility in Shenzhen. In 2005 the Company leased a smaller facility. Cost of goods sold in the photovoltaic installation, integration and product sales segment was $1,304,374 (87.4% of net sales). There is no comparative data for the eleven-month period ended December 31, 2005. The Company did not operate in this segment during 2005.

General and administrative expenses - General and administrative expenses were $2,307,499 for the year ended December 31, 2006 and $1,013,289 for the eleven-month period ended December 31, 2005, an increase of 127.7%. As a percentage of net sales, general and administrative expenses were 52.7% and 73.9%, respectively. The increase in actual cost is primarily due to the increase in employee related expense, infrastructure costs and professional fees associated with the start-up of our photovoltaic solar business and stock compensation expense. Significant elements of general and administrative expenses for the year ended December 31, 2006 include employee related expense of $576,000, information technology costs of $99,000, professional and consulting fees of $787,000, rent of $47,000, travel and lodging of $97,000 and stock compensation expense of $338,000.

Sales, marketing and customer service expense - Sales, marketing and customer service expenses were $1,178,598 for the year ended December 31, 2006 and $568 for the eleven-month period ended December 31, 2005. As a percentage of net sales, sales, marketing and customer service expenses were 26.9% and 0.0%. The increase in cost is primarily due to increases in payroll, marketing costs and business development costs associated with the start-up of our photovoltaic solar business. Significant elements of sales, marketing and customer service expense for the year ended December 31, 2006 were payroll related expenses of $162,000, marketing and business development costs of $851,000, professional fees of $62,000 and travel and lodging costs of $24,000.

Interest expense - Interest expense increased to $90,157 for the year ended December 31, 2006 from $11,367 for the eleven-month period ended December 31, 2005, an increase of 693.1%. As a percentage of net sales, interest expense was 2.1% and 1.0%, respectively. The increase is a result of the Company’s increased short-term working capital borrowings.

Other income - Other income for the year ended December 31, 2006 was $16,589 and $2,016 for the eleven-month period ended December 31, 2005. The significant component of other income was income of $16,838 offset by other expenses of $249.

Net loss - The net loss for the year ended December 31, 2006 was $2,129,388. The net loss for the eleven-month period ended December 31, 2005 was $114,584. The significant costs incurred to startup our photovoltaic solar business was the driver of the increased operating loss.

Liquidity and Capital Resources

A summary of the sources and uses of cash and cash equivalents is as follows:

	Year ended December 31, 2006	Eleven months ended December 31, 2005
Net cash used in operating activities	$(2,672,558)	$(163,467)
Net cash used in investing activities	(1,741,098)	(17,149)
Net cash provided by financing activities	15,742,932	245,001
Net increase in cash and cash equivalents	$11,329,276	$64,385

From our inception until the closing of our private placement on October 4, 2006, we financed our operations primarily through short-term borrowings and cash from operations. We received net proceeds of approximately $14,749,000 from our private placement. As of December 31, 2006 we had $11,393,661 in cash and cash equivalents.

Net cash used in operating activities of $2,672,558 for the year ended December 31, 2006 was primarily a result of a net loss of $2,129,388, less non-cash items included in net income, including depreciation of $18,642 related to property and equipment, amortization of intangibles related to our acquisitions of $709,581, stock-based compensation expense of $338,025, which was the effect of the adoption of SFAS No. 123(R), bad debt expense of $47,624, reversal of the deferred tax asset recorded in 2005 of $21,039 and loss on disposal of fixed assets of $3,429. Also contributing to cash used in operating activities were an increase in our accounts receivable of $1,307,273 as a result of increased sales in our cable, wire and mechanical assemblies segment and sales in our new solar photovoltaic business segment, an increase in our inventories of $2,170,614 primarily related to our solar photovoltaic business and increases in prepaid expenses and other current assets of $694,533 offset by an increase in our accounts payable of $1,272,620 related to our increased inventory, an increase in income tax liability of $35,290, an increase in billings in excess of costs and costs in excess of billings, net of $6,087 and an increase in accrued liabilities of $1,176,913 resulting primarily from increased customer deposits of $347,975.

Net cash used in operating activities was $163,467 for the eleven months ended December 31, 2005. The primary items contributing to cash used in operating activities were our net operating loss of $114,584, less non-cash items included in net income, including depreciation of $1,686 and increase in our deferred tax asset of $21,039, increases in our accounts receivable, inventory, and prepaid expenses and other current assets of $209,341 offset by increases in our accounts payable and accrued liabilities of $179,811.

Net cash used in investing activities of $1,741,098 for the year ended December 31, 2006 primarily relates to our acquisitions. We used $1,446,565 to acquire Dale Renewable Consulting, Inc., $75,000 for the acquisition of certain contractual rights from a third party for the design and installation of photovoltaic systems and $219,533 to acquire property, plant and equipment.

Net cash used in investing activities was $17,179 for the eleven months ended December 31, 2005. Acquisition of property, plant and equipment accounted for all of the cash used in investing activities.

Cash generated from financing activities was $15,742,932 for the year ended December 31, 2006. We expect to use these proceeds to expand our China manufacturing facility to assemble solar modules and ramp our sales, marketing and integration resources. Net proceeds from the sale of common stock and the completion of the Merger was approximately $15,422,932.  In addition we generated $320,000 in loans prior to our private placement for working capital requirements. This loan was repaid in full in January 2007.

Cash generated from financing activities was $245,001 for the eleven months ended December 31, 2005. We generated $245,000 of this cash from short-term loans to fund our working capital requirements. This loan was repaid in full in January 2007.

In the short-term we do not expect any material change in the mix or relative cost of our capital resources. As of December 31, 2006, we had approximately $11,394,000 in cash and cash equivalents. Our plan and focus for the next 12 months will be setting up our solar panel manufacturing facility, manufacturing our solar system products, generating new customers, and organizing a distribution model through the development of a franchise network. With our current level of cash on hand, we believe we have sufficient working capital to satisfy our working capital requirements to fund operations at their anticipated levels for the foreseeable future.

Contractual Obligations

The following table outlines payments due under our significant contractual obligations over the periods shown, exclusive of interest:

Contract Obligations at December 31, 2006	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Short term debt
Loan payable	$245,000	$245,000	$-	$-	$-
Loan payable - related party	320,000	320,000	-	-	-
	565,000	565,000	-	-	-
Operating obligations
Shenzhen factory	434,186	168,072	266,114	-	-
Granite Bay corporate office	211,552	82,985	128,567	-	-
Shenzhen housing	78,855	25,771	53,084	-	-
	724,593	276,828	447,765	-	-

Shenzhen factory renovations	163,083	163,083	-	-	-
Total contractual obligations	$1,452,676	$1,004,911	$447,765	$-	$-

The above table outlines our obligations as of December 31, 2006 and does not reflect any changes in our obligations that have occurred after that date.

Off-Balance Sheet Arrangements

At March 30, 2007, we did not have any transactions, obligations or relationships that could be considered off-balance sheet arrangements.

ITEM 7 — FINANCIAL STATEMENTS

The Financial Statements that constitute Item 7 are included at the end of this report beginning on page F-1.

ITEM 8 — CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

On August 16, 2004, we engaged the accounting firm of Hansen, Barnett & Maxwell (“Hansen”) as our independent accountants to audit our financial statements for our fiscal year ending December 31, 2004 and December 31, 2005. The appointment of new independent accountants was approved by our Board of Directors.

On December 29, 2006, our Board of Directors dismissed Hansen as our independent accountant following Hansen’s review for the quarter ended September 30, 2006. Hansen’s report on our balance sheet as of December 31, 2005, and the related statements of operations, shareholders’ equity (deficit) and cash flows for the years ended December 31, 2005 and 2004 and for the period from July 16, 2002 (date of inception) through December 31, 2005, did not contain an adverse opinion or a disclaimer of opinion, was not modified as to uncertainty, audit scope or accounting principles, and contained an explanatory paragraph stating that there was substantial doubt about the Company’s ability to continue as a going concern.

During the period from July 16, 2002 (inception) through fiscal year ended December 31, 2005, through the December 29, 2006 there have been no disagreements with Hansen on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreement, if not resolved to the satisfaction of Hansen, would have caused them to make reference to the subject matter of the disagreement(s) in connection with their report.

During the period from July 16, 2002 (inception) through fiscal year end December 31, 2005, further through December 31, 2006, Hansen did not advise us on any matter set forth in Item 304(a)(1)(iv)(B) of Regulation S-B. Hansen has furnished us with a letter addressed to the SEC stating whether or not it agrees with the above statements.

On January 2, 2007, we engaged Macias Gini & O'Connell LLP (“Macias”) to audit our financial statements for the fiscal year ended December 31, 2006, and to serve as our independent registered public accounting firm for our 2007 fiscal year. During the period from July 16, 2002 (inception) through fiscal year end December 31, 2005, and further through the subsequent interim periods ended March 31, 2006, June 30, 2006 and September 30, 2006, we did not consult with Macias regarding (i) the application of accounting principles to a specific transaction, either completed or contemplated, or the type of audit opinion that might be rendered on our financial statements, and no written report or oral advice was provided to us that was an important factor to be considered by us in reaching a decision as to an accounting, auditing or financial reporting issue; or (ii) any matter that was either the subject of a disagreement, as that term is defined in Item 304(a)(1)(iv)(A) of Regulation S-B or an event, as that term is defined in Item 304(a)(1)(iv)(B) of Regulation S-B.

Macias was previously engaged by Dale Renewables Consulting, Inc. (“DRCI”) and Solar Power Inc. (SPI), a California corporation and now our wholly owned subsidiary, to audit DRCI’s financial statements for the period from July 26, 2005 (date of inception) to December 31, 2005, in connection with an Agreement and Plan of Merger entered into between SPI and DRCI (the “DRCI Merger”). The DRCI Merger was consummated on November 15, 2006. At the request of the independent auditors of SPI, Macias performed certain limited interim review procedures on the operations of DRCI for the nine months ended September 30, 2006 in conjunction with their review of the interim financial information of SPI for the period then ended.

ITEM 8A — CONTROLS AND PROCEDURES

Our management, with the participation and under the supervision of our principal executive officer and our principal financial officer, reviewed and evaluated the effectiveness of the design and operation of our disclosure controls and procedures, as of the end of the fiscal year covered by this report, as required by Securities Exchange Act Rule 13a-15, and concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed in our reports filed with the Securities and Exchange Commission pursuant to the Securities Exchange Act of 1934 is accumulated and communicated to management timely, including our principal executive officer and principal financial officer. Based on this evaluation, our principal executive officer and principal financial officer have concluded that, as of the end of the fiscal year covered by this report, our disclosure controls and procedures are effective to ensure that we record, process, summarize, and report information required to be disclosed in the reports we filed under the Securities Exchange Act of 1934 within the time periods specified by the Securities and Exchange Commission’s rules and regulations. During the year ended December 31, 2006, there have been no changes in our internal control over financial reporting, or to our knowledge, in other factors, that have materially affected or are reasonably likely to materially affect our internal controls over financial reporting. Additionally, our independent auditors identified certain significant deficiencies in our internal control which separately or in aggregate were not considered to be material weaknesses. We are in the process of implementing additional processes to remediate these significant deficiencies in our internal control.

ITEM 8B — OTHER INFORMATION

None.

PART III

ITEM 9 — DIRECTORS AND EXECUTIVE OFFICERS

Directors, Executive Officers and Significant Employees

The following table sets forth the names and ages of our current directors, executive officers, significant employees, the principal offices and positions with us held by each person and the date such person became our director, executive officer or significant employee. Our executive officers are appointed by our Board of Directors. Our directors serve until the earlier occurrence of the appointment of his or her successor at the next meeting of stockholders, death, resignation or removal by the Board of Directors. There are no family relationships among our directors, executive officers, director nominees or significant employees. All of our directors, except for Mr. Kircher, are independent as determined by the NYSE listing standards.

Person	Age	Position
Stephen C. Kircher	53	Chairman of the Board of Directors, Chief Executive Officer

Larry D. Kelley	61	Director, Member of Audit Committee and Compensation Committee

Timothy B. Nyman	56	Director, Member of Compensation Committee and Governance & Nominating Committee

Ronald A. Cohan	65	Director, Chairman of Compensation Committee and Governance & Nominating Committee, Member of Audit Committee

D. Paul Regan	60	Director, Chairman of Audit Committee

Glenn E. Carnahan	44	Chief Financial Officer

Bradley J. Ferrell	30	Chief Operating Officer

Alan M. Lefko	59	Vice President of Finance and Secretary

Todd Lindstrom	40	Vice President of Operations

Our Directors and Executive Officers

Stephen C. Kircher has served as the Chairman of our Board of Directors since September 2006. Mr. Kircher has served as our Chief Executive Officer and President since December 29, 2006. Mr. Kircher served as the Chief Executive Officer and Chairman of the Board of Directors of SPI since its inception in May 2006. Just prior to forming SPI, Mr. Kircher served as a consultant to International DisplayWorks, Inc. from December 2004 through April 2006. Previously, Mr. Kircher served as the Chairman and Chief Executive Officer of International DisplayWorks, Inc. from July 2001 until December 2004. Mr. Kircher has a Bachelor of Arts degree from the University of California, San Diego. He is currently serving as a director for JM Dutton & Associates.

Larry D. Kelley has served as our director since December 29, 2006. Prior to the Merger, Mr. Kelley has served as a director of SPI since August 2006. Mr. Kelley has been and is President and partner of McClellan Business Park, LLC since 1999, where he acts as Chief Operating Officer and Managing Member. Mr. Kelley has been and is the President and Chief Executive Officer of Stanford Ranch I, LLC, a 3,500-acre master planned community in Rocklin, California. Mr. Kelley has served as the President and CEO of Stanford Ranch, LLC since 1996, and in this capacity oversees the daily operations. Mr. Kelley has been involved in real estate for twenty-nine years. Previously he spent ten years (from 1978 to 1988) with US Home Corporation, one of the nation’s largest homebuilders. He served in various positions including Vice President Operations of US Home Corporation and President of Community Development, a division of US Home Corporation, where he was responsible for the acquisition, development and marketing of numerous master-planned communities in ten states. Mr. Kelley received a Bachelors of Science in Industrial Engineering from Texas A&M. In addition, he received a Masters of Business Administration from Harvard Business School.

Timothy B. Nyman has served as our director since December 29, 2006. Mr. Nyman has served as a consultant to GTECH Corporation since August 2006. From 2002 to 2006, Mr. Nyman was the Senior Vice President of Global Services at GTECH Corporation, the world’s leading operator of online lottery transaction processing systems.  Mr. Nyman joined GTECH Corporation in 1981 and formerly served as its Vice President of Client Services. In 1979, Mr. Nyman went to work with the predecessor company of GTECH Corporation, which was the gaming division of Datatrol, Inc.  In his twenty-seven years with GTECH and its predecessors, Mr. Nyman has held various positions in operations and marketing.  He has directed a full range of corporate marketing activities and participated in the planning and installation of new online lottery systems domestically and internationally.  Mr. Nyman received a Bachelor of Science degree in Marketing, Accounting and Finance from Michigan State University.

Ronald A. Cohan has served as our director since December 29, 2006. Mr. Cohan has been serving as consulting counsel to GTECH Corporation since 2002. In his capacity as consulting counsel, Mr. Cohan advises GTECH on a variety of government and commercial business transactions, such as contracts with state government agencies and businesses in the private sector. From 1995 to 2003, Mr. Cohan served as a consultant to High Integrity Systems, Inc., a subsidiary of Equifax Inc. Prior to that, Mr. Cohan joined the San Francisco law firm of Pettit & Martin as an Associate in 1968 and was admitted as a Partner in 1972. He opened the Los Angeles office of Pettit & Martin in January of 1974 and was partner in charge until March of 1983. Mr. Cohan left Pettit & Martin in February of 1992 and became principal of his own law firm. Mr. Cohan has specialized in government procurement matters for various institutional clients such as Honeywell, 3M, Mitsui, Centex, Equifax and GTECH. Mr. Cohan received a Bachelor of Arts degree from Occidental College in 1963 and a Juris Doctor degree in 1966 from the School of Law (Boalt Hall), University of California, Berkeley.

D. Paul Regan has served as our director since December 29, 2006. Mr. Regan currently serves as President and Chairman of Hemming Morse, Inc., CPAs, Litigation and Forensic Consultants. This 95 person CPA firm is headquartered in San Francisco. He has been with Hemming Morse since 1975. Mr. Regan’s focus at Hemming Morse is to provide forensic consulting services primarily in civil litigation. He has testified as an accounting expert for the U.S. Securities & Exchange Commission, various State Attorney Generals, other government agencies and various public companies. He has served on the Board of Directors of the California Society of Certified Public Accountants and was the Chair of this 29,000-member organization in 2004 and 2005. He is a current member of the American Institute of Certified Public Accountant’s governing Council. Mr. Regan has been a Certified Public Accountant since 1970. He holds both a BS and MS degrees in accounting.

Glenn E. Carnahan has served as our Chief Financial Officer since December 29, 2006. Mr. Carnahan has served as the Chief Financial Officer of SPI since May 2006. In 2005, Mr. Carnahan served as the Chief Financial Officer of Moller International, a research and development firm that produces the Skycar, a personal vertical take-off and landing vehicle. In 2001, Mr. Carnahan founded IBC Onsite Solutions, Inc. (IBC), a software development firm specializing in business management for the construction services industry. While at IBC, he held a variety of financial and operational roles. Mr. Carnahan also served as Chief Financial Officer for Signet Testing Labs, Inc., a construction services and engineering company, from 1997 to 2000. His significant contributions enabled the company to double its revenues during his tenure. Mr. Carnahan worked for the Coca Cola Enterprises (CCE) from 1994 to 1997. While at CCE, he conducted numerous financial studies including a complex activity-based cost study for Safeway’s Strategic Category Optimization Plan. Finally, Mr. Carnahan held different financial roles for the Robert Mondavi Corporation from 1992 to 1994. Mr. Carnahan earned his Masters in Business Administration from the University of Notre Dame and his Bachelor of Arts in Economics from the University of California, Davis.

Bradley J. Ferrell has served as Chief Operating Officer and Senior Vice President, Marketing and Sales of SPI, since August 2006. Since 2003, Mr. Ferrell was the Vice President of Sales and Marketing for International DisplayWorks, Inc. (IDW). In this role, he directed worldwide sales where grew revenue from $10 million in 2001 to over $100 million in FY 2006. Mr. Ferrell began working for IDW in 2001 as a Production Coordinator with the primary focus on Hong Kong and China operations. In 2002, he was appointed Domestic Sales Manager. Prior to joining IDW, Mr. Ferrell worked as an analyst in the technology sector of a brokerage firm. Mr. Ferrell received his Bachelor of Arts in Economics from Southern Methodist University.

Alan M. Lefko has served as Vice President of Finance of SPI since December 2006. From July 2004 through December 2006 Mr. Lefko served as Vice President Finance and Corporate Secretary of International DisplayWorks, Inc, a manufacturer of liquid crystal displays and display modules. From February 2000 to July 2004 Mr. Lefko was Corporate Controller if International DisplayWorks, Inc. From July 1999 to January 2000, Mr. Lefko was the Chief Financial Officer of The Original Bungee Company (“Bungee”) in Oxnard, California, a manufacturer and distributor of stretch cord and webbing products. Mr. Lefko was responsible for the reorganization of Bungee’s financing structure, establishment of an asset based lending program and implementation of cost accounting systems and controls. From 1989 to 1999, Mr. Lefko served as Chief Financial Officer and Controller of Micrologic, a manufacturer and distributor of Global Positioning Systems and Vikay America, Inc., a subsidiary of Vikay Industrial (Singapore) Limited, based in Chatsworth, California. Mr. Lefko has a BA degree in Business Administration and Accounting from California State University, Northridge, California.

Todd Lindstrom has served as the Vice President of Operations of SPI, since November 2006. Mr. Lindstrom brings over 18 years of experience in construction and construction-related industries to Solar Power, Inc. From 2001 to 2005, Mr. Lindstrom has been directly involved in the development and financing of over $80 million of photovoltaic solar projects for commercial, residential and government clients throughout California. From 2004 to 2005, Mr. Lindstrom was the Vice President of Sun Power and Geothermal Energy. From 2001 to 2003, Mr. Lindstrom served as Vice President of the Electric and Gas Industry Association. From 1999 to 2001, Mr. Lindstrom worked nationally as Vice President of Dealer Relations for CarsDirect.com. As a founding employee, Mr. Lindstrom was directly involved in the growth of this company from four employees to 625 employees, and over $250 million in annual sales. In 1990 Mr. Lindstrom started his own construction company. To enhance his construction company, Mr. Lindstrom purchased a Floor Coverings International (FCI) franchise, which he quickly developed into the second largest volume franchise in the FCI system. Mr. Lindstrom is an alumnus of California State University, Sacramento where he focused on Marketing and Public Relations.

Audit Committee Financial Expert

From December 29, 2006, Mr. Regan has served as the chairman of our Audit Committee, and is qualified as an Audit Committee Financial Expert. Mr. Regan is independent as determined by the NYSE listing standards.

Compliance with Section 16(a) of the Securities Exchange Act of 1934

Based solely upon a review of Forms 3, 4 and 5 delivered to us as filed with the Securities Exchange Commission, our executive officers and directors, and persons who own more than 10% of our Common Stock timely filed all required reports pursuant to Section 16(a) of the Securities Exchange Act.

Code of Ethics

We have adopted a code of ethics that applies to our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions. The Code of Ethics is available at our website at www.solarpowerinc.net.

ITEM 10 — EXECUTIVE COMPENSATION

Summary Compensation

For the fiscal year ended December 31, 2005, Mr. Robert Freiheit was our sole director and Chief Executive Officer. Until Mr. Freiheit’s resignation on August 22, 2006, Mr. Freiheit had been our sole director and Chief Executive Officer since June 9, 2004. None of our former directors and officers has received any compensation for their services rendered as officers and directors, and have not accrued any compensation pursuant to any agreement with us. No options or warrants were granted to officers and directors in fiscal years ended December 31, 2004 and 2005.

In connection with the Merger with SPI, we substituted 2,000,000 shares of SPI restricted stock awards and options for options to purchase shares of our common stock at $1.00 per share subject to certain vesting conditions and terms, which included options held by our directors and executive officers. As a result of the substitution of options in the Merger, as of fiscal year ended December 31, 2006, certain directors and executive officers were issued our restricted stock awards and options to purchase shares of our common stock.

The following table provides information concerning compensation earned by our former and current named executive officers on a post-merger basis, including the options and restricted stock awards substituted in connection with the Merger. A column or table has been omitted if there was no compensation awarded to, earned by or paid to any of the named executive officers or directors required to be reported in such table or column in the respective fiscal year. As of December 31, 2006, no other executive officer was paid in excess of $100,000 in 2005 or 2006.

Summary Compensation Table
Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	All Other Compensation ($)	Total ($)

Robert Freiheit (1)	2006	$ -0-	$ -0-	$ -0-	$ -0-	$ -0-	$ -0-	$ -0-
Former Chief Executive Officer, Treasurer, Secretary and Director	2005	$ -0-	$ -0-	$ -0-	$ -0-	$ -0-	$ -0-	$ -0-

Steven Strasser (2)	2006	$ -0-	$ -0-	$ -0-	$ -0-	$ -0-	$ -0-	$ -0-
Former President and Director	2005	$ -0-	$ -0-	$ -0-	$ -0-	$ -0-	$ -0-	$ -0-

Terrell W. Smith (3)	2006	$ -0-	$ -0-	$ -0-	$ -0-	$ -0-	$ 62,375(4)	$ 62,375
Former Vice-President Treasurer, and Director	2005	$ -0-	$ -0-	$12,500(5)(16)	$ -0-	$ -0-	$ 48,700(6)	$ 61,200

Howard Landa (7)	2006	$ -0-	$ -0-	$ -0-	$ -0-	$ -0-	$ -0-	$ -0-
Former Secretary and Director	2005	$ -0-	$ -0-	$12,500(5)(16)	$ -0-	$ -0-	$ 25,000(8)	$ 37,500

Stephen C. Kircher (9)	2006	$ -0-	$ -0-	$ -0-	$153,200(10)(16)	$ -0-	$ -0-	$ 153,200
Chief Executive Officer and Director	2005	$ -0-	$ -0-	$ -0-	$ -0-	$ -0-	$ -0-	$ -0-

Glenn E. Carnahan (11)	2006	$ -0-	$ -0-	$ -0-	$153,200(12)(16)	$ -0-	$ -0-	$ 153,200
Chief Financial Officer	2005	$ -0-	$ -0-	$ -0-	$ -0-	$ -0-	$ -0-	$ -0-

Robert Henrichsen(13)	2006	$ -0-	$ -0-	$ -0-	$ -0-	$ -0-	$ -0-	$ -0-
Former Director	2005	$ -0-	$ -0-	$ -0-	$ -0-	$ -0-	$ -0-	$ -0-

Bradley J. Ferrell (14)	2006	$ -0-	$ -0-	$ -0-	$153,200(15)(16)	$ -0-	$ -0-	$ 153,200
Chief Operating Officer of SPI	2005	$ -0-	$ -0-	$ -0-	$ -0-	$ -0-	$ -0-	$ -0-

______________

(1)
Mr. Freiheit resigned all of his positions with us on August 22, 2006. Although, no compensation was paid to our former directors and officers, Mr. Freiheit, our former director and Chief Executive Officer has received certain benefits indirectly through servicing fees paid to his affiliates for administering the loan portfolio and for rental of office space. Total rental expense for the three months and nine months ended September 30, 2006 was $6,900 and $20,700, respectively. Total rental expense for the three months and nine months ended September 30, 2005 was $5,400 and $12,600, respectively. In connection with the servicing of the auto loans, the Company pays Accredited Adjusters, LLC, an affiliate of Mr. Freiheit, to service and administer the loans for a monthly fee equal to ½% of the outstanding principal balance. The fee for the three months and nine months ended September 30, 2006 for servicing the loans was $442 and $1,897, respectively. The fee for the three months ended September 30, 2005 and for the period from March 30, 2005 through September 30, 2005 for servicing the loans was $1,445 and $3,209, respectively. During the three months and the nine months ended September 30, 2006, the Company incurred consulting fees with Village Auto, an affiliate of Mr. Freiheit, in the amount of $6,800 and $10,000, respectively.

(2)	On August 9, 2006, Mr. Strasser was appointed as our President and Director. Mr. Strasser resigned all of his positions with us on December 29, 2006.

(3)	On August 9, 2006, Mr. Smith was appointed as our Vice-President, Treasurer and Director. Mr. Smith resigned all of his positions with us on December 29, 2006.

(4)	Reflects other compensation Mr. Smith received in legal fees for legal services provided to us.

(5)
Reflects issuance of 16,667 shares of our common stock to Messrs. Smith and Landa for consulting services rendered to us. These shares were fair-valued at the price of the most recent private placement of common stock.

(6)
Reflects other compensation Mr. Smith received in legal fees for legal services provided to us, and also 33,333 shares of common stock issued to Pamplona, Inc., for services. Pamplona, Inc. is an entity controlled by Mr. Landa and Mr. Smith.

(7)	On August 22, 2006, Mr. Landa was appointed as our Director and Secretary. Mr. Landa resigned all of his positions with us on December 29, 2006.

(8)	Reflects other compensation of 33,333 shares of common stock issued to Pamplona, Inc., for services. Pamplona, Inc. is an entity controlled by Mr. Landa and Mr. Smith.

(9)	On September 5, 2006, Mr. Kircher was appointed as our Chairman. On December 29, 2006, Mr. Kircher was appointed as our Chief Executive Officer.

(10)
Reflects substitution options issued to Mr. Kircher for his SPI options in connection with the Merger. The options were originally granted to Mr. Kircher by SPI for his services rendered to SPI. In connection with the substitution, Mr. Kircher was granted 100,000 options to purchase our common stock at an exercise price of $1.00 with a term of 5 years, and 100,000 performance based options at an exercise price of $1.00 which vesting will be determined on December 31, 2010. As of the grant date on December 28, 2006, 25% of the five-year options vested and 25% of the options are scheduled to vest on each anniversary date. The options were fair-valued using the Black-Scholes valuation model.

(11)	On December 29, 2006, Mr. Carnahan was appointed as our Chief Financial Officer.

(12)
Reflects substitution options issued to Mr. Carnahan for his SPI options in connection with the Merger. The options were originally granted to Mr. Carnahan by SPI for his services rendered to SPI. In connection with the substitution, Mr. Carnahan was granted 100,000 options to purchase our common stock at an exercise price of $1.00 with a term of 5 years, and 100,000 performance based options at an exercise price of $1.00 which vesting will be determined on December 31, 2010. As of the grant date on December 28, 2006, 25% of the five-year options vested and 25% of the options are scheduled to vest on each anniversary date. The options were fair-valued using the Black-Scholes valuation model.

(13)	Mr. Henrichsen was appointed as our director on February 3, 2006. On September 5, 2006 he resigned all of his positions with us.

(14)	Mr. Ferrell is an executive officer of our subsidiary SPI.

(15)
Reflects substitution options issued to Mr. Ferrell for his SPI options in connection with the Merger. The options were originally granted to Mr. Ferrell by SPI for his services rendered to SPI. In connection with the substitution, Mr. Ferrell was granted 100,000 options to purchase our common stock at an exercise price of $1.00 with a term of 5 years, and 100,000 performance based options at an exercise price of $1.00 which vesting will be determined on December 31, 2010. As of the grant date on December 28, 2006, 25% of the five-year options vested and 25% of the options are scheduled to vest on each anniversary date. . The options were fair-valued using the Black-Scholes valuation model.

(16)
Reflects a valuation based on share price of private placements made at the time the stock awards were made for restricted shares and estimated fair value of stock options using the Black-Sholes valuation method.

Outstanding Equity Awards at Fiscal Year End

The following table summarizes the options awards granted to each of the named executive officer identified above in the summary compensation table above pursuant to our Equity Incentive Plan. No stock options were exercised in the last fiscal year.

Outstanding Equity Awards at Fiscal Year-End

	Option Awards						Stock Awards
Name	Number of Securities underlying Unexercised Options (#) Exercisable	Number of Securities underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested

Robert Freiheit	-0-	-0-	-0-	$ -0-	NA	-0-	-0-	-0-	-0-
Steven Strasser	-0-	-0-	-0-	$ -0-	NA	-0-	-0-	-0-	-0-
Terrell W. Smith	-0-	-0-	-0-	$ -0-	NA	-0-	-0-	-0-	-0-
Howard Landa	-0-	-0-	-0-	$ -0-	NA	-0-	-0-	-0-	-0-
Stephen C. Kircher	25,000 (1)	-0-	175,000 (1)	$ 1.00	12/28/2011	-0-	-0-	-0-	-0-
Glenn Carnahan	25,000 (1)	-0-	175,000 (1)	$ 1.00	12/28/2011	-0-	-0-	-0-	-0-
Bradley Ferrell	25,000 (1)	-0-	175,000 (1)	$ 1.00	12/28/2011	-0-	-0-	-0-	-0-

(1) Reflects substituted options issued in connection with the Merger. Options were originally issued to respective named executive officers by SPI and as a result of the Merger, the named executive officers received options to purchase shares of our common stock as a substitution for his options to purchase shares of SPI common stock. In connection with the substitution, Messrs. Kircher, Carnahan and Ferrell were each granted 100,000 five-year options to purchase our common stock at an exercise price of $1.00. As of the grant date on December 28, 2006, 25% of the options vested and 25% of the options are scheduled to vest on each anniversary date. Also in connection with the substitution, Messrs. Kircher, Carnahan and Ferrell were each granted 100,000 option to purchase common stock at an exercise price of $1.00 per share, which options shall vest at either 0% or 100% on December 31, 2010, depending on whether certain cumulative revenue goals were met over the four year period.

Long-Term Incentive Plans-Awards in Last Fiscal Year

We do not currently have any long-term incentive plans.

Compensation of Directors

For fiscal year 2006, our Directors did not receive any cash compensation, but were entitled to reimbursement of our reasonable expenses incurred in attending directors’ meetings.

Our directors receive a board compensation package consisting of $3,000 per quarter and initial restricted stock award grant of 25,000 shares of common stock subject to vesting and forfeiture restrictions, and annual committee fees of $5,000 for the Audit Chair, $2,500 for the Audit Vice Chair, $3,000 for the Compensation Chair and $3,000 for the Nominating Chair. In addition, at the discretion of our Board of Directors, we may periodically issue stock options under our stock option plan to directors. Any compensation or grants made to our Chairman of the Board and Chief Executive Officer, Mr. Kircher, are disclosed above in the Summary Compensation Table. The following table sets forth compensation paid to our non-executive directors as of the fiscal year ended December 31, 2006.

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation ($)	All Other Compensation ($)	Total ($)
Timothy B. Nyman	-0-	25,000 (1)	-0-	-0-	-0-	-0-	25,000
Ronald Cohan	-0-	25,000 (1)	-0-	-0-	-0-	-0-	25,000
D. Paul Regan	-0-	25,000 (1)	-0-	-0-	-0-	-0-	25,000
Larry D. Kelley	-0-	25,000 (1)	-0-	-0-	-0-	-0-	25,000

(1) Reflects substituted awards of restricted stock issued in connection with the Merger. Total restricted stock award grants to each non-executive director equaled 25,000 shares of restricted stock. 25% vested on the grant date, December 28, 2006 and 25% vests on each anniversary thereafter. As of December 31, 2006, 6,250 shares of the restricted stock award have vested.

Employment Agreements

We do not currently have any employment agreements with our executive officers. However, we anticipate having employment contracts with executive officers and key personnel as necessary, in the future.

ITEM 11 — SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth as of March 30, 2007 certain information relating to the ownership of our common stock by (i) each person known by us to be the beneficial owner of more than 5% of the outstanding shares of the class of equity security, (ii) each of our Directors, (iii) each of the our executive officers, (iv) certain executive officers of our subsidiary, and (v) all of our executive officers and directors as a group. Except as may be indicated in the footnotes to the table and subject to applicable community property laws, each of such persons has the sole voting and investment power with respect to the shares owned.

Name and Address of Beneficial Owner (1)	Shares Beneficially Owned	Percentage Beneficially Owned
Stephen C. Kircher; Chief Executive Officer and Director 4080 Cavitt Stallman Road, Suite 100 Granite Bay, CA 95746	8,125,000(2)	25.06%

Glenn E. Carnahan, Chief Financial Officer 4080 Cavitt Stallman Road, Suite 100 Granite Bay, CA 95746	125,000(3)	*

Larry D. Kelley, Director 4080 Cavitt Stallman Road, Suite 100 Granite Bay, CA 95746	525,000(4)	1.62%

D. Paul Regan, Director 4080 Cavitt Stallman Road, Suite 100 Granite Bay, CA 95746	125,000(13)	*

Timothy B. Nyman, Director 8 Surf Drive Bristol, RI 02809	475,000(13)	1.47%

Ron Cohan, Director 4080 Cavitt Stallman Road, Suite 100 Granite Bay, CA 95746	125,000(5)	*

Bradley J. Ferrell (6) 4080 Cavitt Stallman Road, Suite 100 Granite Bay, CA 95746	1,525,000(7)	4.70%

Alan M. Lefko (8) 4080 Cavitt Stallman Road, Suite 100 Granite Bay, CA 95746	27,500(9)	*

All Executive Officers and Directors as a Group	11,052,500	33.87%

Reid S. Walker, G. Stacy Smith and Patrick P. Walker(10) c/o Walker Smith Capital 300 Crescent Court, Suite 1111 Dallas, TX 75201	2,500,000	7.72%

Steven CY Chang (11) c/o CID Group 28th Fl., 97 Tun Hwa S. Rd., Sec. 2 Taipei 106, Taiwan	2,000,000	6.17%

Gerald R. Moore (12) 4080 Cavitt Stallman Road, Suite 100 Granite Bay, CA 95746	4,125,000	12.72%

*	Less than 1%

(1)
Beneficial ownership has been determined in accordance with Rule 13d-3 under the Exchange Act. Pursuant to the rules of the SEC, shares of Common Stock which an individual or group has a right to acquire within 60 days pursuant to the exercise of options or warrants are deemed to be outstanding for the purpose of computing the percentage ownership of such individual or group, but are not deemed to be beneficially owned and outstanding for the purpose of computing the percentage ownership of any other person shown in the table.

(2)
Includes 2,000,000 shares issued in the names of trusts established for the benefit of Mr. Kircher’s two sons, to each of which Mr. Kircher is the trustee. Also includes 25,000 shares underlying options, to the extent exercisable within 60 days.

(3)	Includes 25,000 shares underlying options, to the extent exercisable within 60 days.

(4)
Includes 500,000 shares issued in the name of trust, to which Mr. Kelley is the trustee. Also includes 25,000 shares of common stock granted as restricted stock awards, of which 6,250 have vested and 18,750 are subject to vesting and forfeiture conditions.

(5)
Includes 100,000 shares issued in the name of trust, to which Mr. Cohan is a trustee. Also includes 25,000 shares of common stock granted as restricted stock awards, of which 6,250 have vested and 18,750 are subject to vesting and forfeiture conditions.

(6)	Mr. Ferrell is our Chief Operating Officer.

(7)	Includes 25,000 shares underlying options, to the extent exercisable within 60 days.

(8)	Mr. Lefko is our Vice President of Finance.

(9)	Includes 15,000 shares issued in the name of trust, to which Mr. Lefko is a trustee. Also Includes 12,500 shares underlying options, to the extent exercisable within 60 days.

(10)
Consists of 710,000 shares issued in the name of WS Opportunity Fund International, Ltd.; 445,000 shares issued in the name of Walker Smith International Fund, Ltd.; 421,000 shares issued in the name of WS Opportunity Fund, L.P.; 369,000 shares issued in the name of WS Opportunity Fund (QP), L.P.; 330,000 shares issued in the name of Walker Smith Capital (QP), L.P.; 173,000 shares issued in the name of HHMI Investments, L.P.; and 52,000 shares issued in the name of Walker Smith Capital, L.P. WS Capital, LLC (“WS Capital”) is the general partner of WS Capital Management, L.P. (“WSC Management”), which is the general partner of Walker Smith Capital, L.P and Walker Smith Capital (QP) L.P., the investment manager and agent and attorney-in-fact for Walker Smith International Fund, Ltd., and the investment manager for HHMI Investments, L.P. WSV Management, LLC (“WSV”) is the general partner of WS Ventures Management, LP (“WSVM”), which is the general partner of Walker Smith Opportunity Fund, L.P. and WS Opportunity Fund (QP) L.P. and the investment manager and agent and attorney-in-fact for WWS Opportunity Fund International, Ltd. Reid S. Walker and G. Stacy Smith are principals of WS Capital and WSV, and Patrick P. Walker is a principal of WSV.

(11)
Consists of 750,000 shares issued in the name of Asia Pacific Genesis Venture Capital Funds Ltd.; 500,000 shares issued in the name of Sekai Capital Ltd.; 222,260 shares issued in the name of Global Vision Venture Capital Co., Ltd; 135,343 shares issued in the name of Asia Pacific Century Venture Capital Ltd.; 95,732 shares issued in the name of China Power Venture Capital Co., Ltd; 70,893 shares issued in the name of C&D Capital Corp.; 53,165 shares issued in the name of Nien Hsing International (Bermuda) Ltd.; 48,394 shares issued in the name of Asiagroup Worldwide Limited; 39,922 shares issued in the name of STAR Pacific Worldwide Limited; 31,931 shares issued in the name of A&D Capital Corp.; 28,948 shares issued in the name of J&D Capital Corp.; and 23,412 shares issued in the name of CAM-CID Asia Pacific Investment Corp. Mr. Chang is President of the foregoing entities and is deemed to control all of their respective shares holdings.

(12)	Includes 25,000 shares underlying options, to the extent exercisable within 60 days.

(13)	Includes 25,000 shares of common stock granted as restricted stock awards, of which 6,250 have vested and 18,750 are subject to vesting and forfeiture conditions.

Securities Authorized for Issuance under Equity Compensation Plans

As of December 31, 2006, we had no equity compensation plan approved by our stockholders. On November15, 2006, our Board of Directors approved our 2006 Equity Incentive Plan reserving nine percent of the outstanding shares of common stock of the Company (“2006 Plan”). On February 7, 2007, our stockholders approved the 2006 Plan reserving nine percent of the outstanding shares of common stock of the Company pursuant to the Definitive Proxy on Schedule 14C filed with the Commission on January 22, 2007.

On October 4, 2006, in connection with services provided by Roth Capital Partners, LLC (“Roth Capital”) in our private placement of up to 16,000,000 shares of our common stock, we issued Roth Capital a warrant to purchase 800,000 shares of our common stock at $1.15 per share until October 4, 2011. We have not otherwise issued options and warrants to individuals pursuant to individual compensation plans not approved by our stockholders.

In connection with the merger with SPI, we substituted 2,000,000 outstanding restricted stock awards and options of SPI with our restricted stock awards and options to purchase shares of our common stock. The options have an exercise price of $1.00 and are subject to vesting schedules and terms. Accordingly, as of December 31, 2006, we had 2,000,000 restricted stock awards and options outstanding. The following table provides aggregate information as of December 31, 2006 with respect to all compensation plans (including individual compensation arrangements) under which equity securities are authorized for issuance.

Equity Compensation Plan Information

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders(2)	2,800,000(2)	$1.04	104,000 (1)
Equity compensation plans not approved by security holders	—	$—	N/A
Total	2,800,000	$1.04	104,000 (1)

(1)
Includes number of shares of common stock reserved under the 2006 Equity Incentive Plan (the “Equity Plan”) as of December 31, 2006, which reserves 9% of the outstanding shares of common stock of the Company.

(2)	Included 2,000,000 shares related to the assumption of outstanding restricted stock awards or options related to the merger with SPI.

ITEM 12 — CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

On March 30, 2005, we purchased a pool of sub-prime auto loans with a pay-off balance of $126,302 from Village Auto, LLC, an affiliate of the Mr. Freiheit, our former President, Director and Chief Executive Officer, for $107,357. The purchase price was 85% of the loan pool’s pay-off balance. The seller of the pool is required to repurchase loans that become 90 days delinquent. The average loan had a principal balance of approximately $4,708 with an average annual percentage interest rate of approximately 21.54%. The remaining terms of the loans range from 6 to 46 months. We have contracted with Accredited Adjusters, LLC, to service and administer the loans for a monthly fee equal to ½% of the outstanding principal balance. Accredited Adjusters is an affiliate of Mr. Freiheit. In connection with the servicing of the auto loans, we have paid Accredited Adjusters, LLC $4,000, and have a liability of $909 for services rendered during 2005. The fee for the six months ended June 30, 2006 for servicing the loans was $1,455. The fee for the period from March 30, 2005 through December 31, 2005 for servicing the loans was $4,909. At June 30, 2006, we owed Accredited Adjusters, LLC $365 for services rendered. Additionally, Accredited Adjusters, LLC owes us $215 for loan proceeds collected, but not remitted to us by June 30, 2006. During the three months and the nine months ended September 30, 2006, we incurred consulting fees with Village Auto, LLC, a related party, in the amount of $6,800 and $10,000, respectively. At September 30, 2006, we also had a receivable from Village Auto, in the amount of $515, in connection with the repurchase of a delinquent loan. On December 29, 2006 we sold the auto loans to Village Auto, LLC for a total purchase price of $12,693.50, which represented 50% of the loan pools payoff balance as of September 30, 2006. The purchase price was paid in cash. In addition, we terminated all arrangements with Village Auto, LLC and its affiliates, relating to servicing or administration of auto loans.

From March to September 2005, we paid rent in the amount of $1,800 per month to Liberty Associates Holdings, LLC, our former principal stockholder and an affiliate of Mr. Freiheit, our former director, President and Chief Executive Officer for the use of certain office space. From October to December 2005, we paid an increased amount of $2,300 per month. Total rental expense for the years ended December 31, 2005 and December 31, 2006 was $19,500, and $27,600 respectively.

On July 28, 2005, we loaned $100,000 to Paxton Energy, Inc. (Paxton), a related party through common ownership and common management. The note bore interest at 12% per annum, was payable on demand, and was secured along with other lenders by all of the assets of Paxton. In November 2005, our former president purchased the loan and accrued interest of $3,288 from us and in turn we assigned the demand note to him.

In 2005, Mr. Landa, our former Director and Secretary and Mr. Smith, our former Director, Vice President and Treasurer, each received 16,667 shares of our common stock valued at $12,500 for consulting services rendered to us. In addition in 2005, Pamplona, Inc. of which Mr. Landa is President and Director and Mr. Smith, is also Vice-President and Director, received 33,333 shares of our common stock valued at $25,000 for services rendered in 2005.

On August 9, 2006, Mr. Strasser, our former President and Director, purchased 156,214 shares of our common stock for $50,000; Tats, LLC, a family-controlled entity of Mr. Smith, our former Vice-President, Treasurer and Director, purchased 62,485 shares of our common stock for $20,000; and Mr. Landa, our former Director and Secretary, purchased 62,485 shares of our common stock for $20,000.

Mr. Smith, our former Director, Vice-President and Treasurer, has provided us with legal services prior to and after his appointment as our former Director, Vice President and Treasurer. Legal costs paid to Mr. Smith were $23,700 during the year ended December 31, 2005 and $62,375 during 2006. In January 2007, Mr. Smith received $5,200 for legal services rendered in December 2006.

On August 23, 2006, we entered into an Agreement and Plan of Merger, as amended by that First Amendment to the Agreement and Plan of Merger dated October 4, 2006, the Second Amendment to the Agreement and Plan of Merger dated December 1, 2006 and the Third Amendment to the Agreement and Plan of Merger dated December 21, 2006 (the “Merger Agreement”) with SPI, Welund Acquisition Corp., a Nevada corporation and our wholly-owned subsidiary. The Merger was consummated on December 29, 2006, pursuant to which SPI became our wholly owned subsidiary. In connection with the Merger we issued an aggregate of 14,500,000 shares of our restricted common stock to the existing shareholders of SPI. Each share of common stock of SPI was cancelled and exchanged for one share of our common stock. As a result, Mr. Kircher, our Chief Executive Officer and Director who was also the Director and Chief Executive Officer of SPI, became the beneficial owner of 8,125,000 shares of our common stock, including 2,000,000 shares issued to trusts held for benefit of his sons, and shares issuable upon the exercise of vested options; and Mr. Moore, the Vice President of Manufacturing of SPI, became the beneficial owner 4,125,000 shares of our common stock, excluding unvested options to purchase 150,000 shares of our common stock. In addition, SPI options for 2,000,000 shares of common stock were substituted by awards of restricted stock and options to purchase shares of our common stock at $1.00 per share with the options having a term of five years and the restricted stock awards vesting over a period of three years. As a result of the substitution, Messrs. Kircher, Carnahan, Moore and Ferrell have each been granted the option to purchase 100,000 shares of our common stock. The options are exercisable at $1.00 per share, will vest over a period of 3 years and have a term of 5 years. In addition, Messrs. Kircher, Carnahan, Moore and Ferrell were each also granted performance-based options to purchase stock. Messrs. Kircher, Carnahan, Moore and Ferrell each received the option to purchase 100,000 shares of our common stock, which options will vest at either 0% or 100%, such vesting to be determined on December 31, 2010 (the “Determination Time”). The vesting determination will be based on certain annual revenue performance goals of the Company. The performance goals will be determined on a cumulative basis at the Determination Time, to account for any year-to-year discrepancies in meeting each annual performance goal. In addition, Mr. Lefko was granted options to purchase 50,000 shares of our common stock, at an exercise price of $1.00 per share, which options vest over a period of 3 years and have a 5-year term. In addition, as a result of the substitution, Messrs. Cohan, Mr. Regan, Mr. Kelley, Mr. Nyman were each granted restricted stock awards of 25,000 shares of our common stock, of which awards, 6,250 shares have vested.

In July, August and September 2006, our wholly owned subsidiary SPI, issued five demand promissory notes for an aggregate principal amount of $320,000 bearing an interest rate of eight percent (8%) per annum, to Mr. Kircher, our Director and Chief Executive Officer who was also the Director and Chief Executive Officer of SPI at such time. The promissory notes were issued in connection with advances provided by Mr. Kircher to SPI to be used for working capital.

In August and September 2006, we loaned SPI an aggregate amount of $200,000 (“Unsecured Loans”). The notes were due on demand and bear interest at 8% per annum. As a result of the Merger, the amount of indebtedness owed to us by SPI has been eliminated through consolidation. In connection with the Unsecured Loans, we required that Mr. Kircher, our director and Chief Executive Officer, enter into a Subordination Agreement dated August 31, 2006 with us, as amended by that certain Addendum to the Subordination Agreement dated September 6, 2006, pursuant to which Mr. Kircher agreed to subordinate any outstanding indebtedness owed to him by SPI to the indebtedness owed to us by SPI as represented by the Unsecured Loans.

On September 5, 2006, Mr. Kircher was appointed as our Chairman. At the time of Mr. Kircher’s appointment he was the Chairman of the Board of Directors and Chief Executive Officer of SPI. In connection with the merger with SPI, we had appointed a Special Merger Committee consisting of Mr. Strasser, Mr. Smith, and Mr. Landa, which had the power to deal with all merger matters with SPI without the participation or vote of Mr. Kircher.

On September 19, 2006, we entered into a Credit Facility Agreement and a Security Agreement (the “Loan Documents”) with SPI, pursuant to which we agreed to grant SPI a revolving credit line of up to Two Million Dollars ($2,000,000) (the “Credit Facility”). Under the terms of Loan Documents, with the exception of certain permitted liens, we were granted a first priority security interest in all of SPI’s assets owned now or in the future. Any advances under the Credit Facility bear an interest rate equal to eight percent (8%) simple interest per annum. Unless otherwise extended under the Loan Documents, the maturity date for any and all advances is March 31, 2007 and the Credit Facility is available until February 28, 2007. On November 3, 2006, we entered into a First Amendment to the Credit Facility pursuant to which we agreed to increase the existing revolving credit line from $2,000,000 to $2,500,000. As of November 30, 2006, we have loaned SPI an aggregate amount of $2,500,000 under the Credit Facility. As a result of the Merger, the amount of indebtedness owed to us by SPI has been eliminated through consolidation.

Prior to the Merger, SPI entered into an Agreement and Plan of Merger with Dale Renewables Consulting, Inc., a California corporation (“DRCI”), and its related parties, pursuant to which it was contemplated that SPI would merge with and into DRCI and become the surviving corporation integrating DRCI’s photo-voltaic marketing, sales and installation business in Northern California into SPI’s business (the “DRCI Merger”). In connection SPI’s merger with DRCI on November 15, 2006, we made a separate loan to SPI for $1,446,565 to fund the purchase of DRCI. The note is payable on demand and provides for interest at the rate of 8% per annum. As a result of the Merger, the amount of indebtedness owed to us by SPI has been eliminated through consolidation.

In September and October 2006, the following directors, director nominees, and executive officers, and family members of such individuals participated as investors in our private placement for up to 16,000,000 shares of our common stock at $1.00 per share: Mr. Strasser, our former director and president, purchased 225,000 shares of common stock for $225,000; Mr. Smith, our former director, Vice President and Treasurer, purchased 100,000 shares for $100,000; Mr. Landa, our former director and Secretary, purchased 75,000 shares of common stock for $75,000; Mr. Nyman, our director, purchased 450,000 shares of our common stock for $450,000; a trust controlled by Terry and Marty Nyman, relatives of Mr. Nyman, our director, purchased 50,000 shares of common stock for $50,000; a trust controlled by Mr. Kelley, our director, purchased 500,000 shares of common stock for $500,000; Mr. Regan, our director, purchased 100,000 shares of common stock for $100,000; a trust controlled by Mr. Cohan, our director, purchased 100,000 shares of common stock for $100,000; Mr. Carnahan, our Chief Financial Officer purchased 50,000 shares of common stock for $50,000; entities controlled by Reid Walker, G. Stacy Smith and Patrick P. Walker purchased an aggregate of 2,500,000 shares of our common stock for $2,500,000; and entities controlled by Steven CY Chang purchased an aggregate of 2,000,000 shares of our common stock for $2,000,000.

ITEM 13 — EXHIBITS

Exhibit No.	Description

2.1	Agreement and Plan of Merger dated as of January 25, 2006 between Welund Fund, Inc. (Delaware) and Welund Fund, Inc. (Nevada) (1)

2.2
Agreement and Plan of Merger by and among Solar Power, Inc., a California corporation, Welund Acquisition Corp., a Nevada corporation, and Welund Fund, Inc. a Nevada corporation dated as of August 23, 2006(2)

2.3	First Amendment to Agreement and Plan of Merger dated October 4, 2006(3)

2.4	Second Amendment to Agreement and Plan of Merger dated December 1, 2006(4)

2.5	Third Amendment to Agreement and Plan of Merger dated December 21, 2006(5)

2.6
Agreement and Plan of Merger by and between Solar Power, Inc., a California corporation and Dale Renewables Consulting, Inc., a California corporation, and James M. Underwood, Ronald H. Stickney and Todd Lindstrom, dated as of August 20, 2006, as amended by the First Amendment to Agreement and Plan of Merger dated October 31, 2006, and further amended by the Second Amendment to Agreement and Plan of Merger dated November 15, 2006(17)

2.7
Agreement of Merger by and between Solar Power, Inc., a California corporation, Dale Renewables Consulting, Inc., a California corporation, and James M. Underwood, Ronald H. Stickney and Todd Lindstrom dated November 15, 2006(17)

2.8	Agreement of Merger by and between Solar Power, Inc., a California corporation, Solar Power, Inc., a Nevada corporation and Welund Acquisition Corp., a Nevada corporation dated December 29, 2006(17)

2.9	Agreement of Merger by and between Solar Power, Inc., a Nevada corporation and Solar Power, Inc., a California corporation, dated February 14, 2007 (6)

3.1	Amended and Restated Articles of Incorporation(6)

3.2	Bylaws(6)

3.3	Specimen (17)

4.1	Form of Subscription Agreement(7)

4.2	Form of Registration Rights Agreement(7)

10.1	Share Purchase Agreement for the Purchase of Common Stock dated as of April 1, 2004, by and between Kevin G. Elmore and Mr. T. Chong Weng(8)

10.2	Share Purchase Agreement for the Purchase of Common Stock dated as of June 9, 2004, by and between Kevin G. Elmore and Liberty Associates Holdings, LLC(9)

10.3	Purchase and Servicing Agreement between Welund Fund, Inc. and Village Auto, LLC, dated March 30, 2005(10)

10.4	Demand Promissory Note issued by Paxton Energy Corp. (11)

10.5	Engagement Letter with Roth Capital Partners, dated August 29, 2006(12)

10.6	Credit Facility Agreement by and between the Company and Solar Power, Inc., a California corporation effective September 19, 2006(12)

10.7	Security Agreement by and between the Company and Solar Power, Inc., a California corporation effective September 19, 2006(12)

10.8	Secured Promissory Note issued by Solar Power, Inc., a California corporation in favor of the Company(12)

10.9	First Amendment to the Credit Facility Agreement dated November 3, 2006(13)

10.10	Securities Purchase Agreement dated September 19, 2006 (12)

10.11	Registration Rights Agreement dated September 19, 2006(12)

10.12	Securities Purchase Agreement dated October 4, 2006 (14)

10.13	Registration Rights Agreement dated October 4, 2006(14)

10.14	Roth Capital Warrant(14)

10.15	Subordination Agreement by and between Steve Kircher, the Company and Solar Power, Inc., a California corporation dated August 31, 2006(14)

10.16	Addendum to Subordination Agreement dated September 6, 2006(14)

10.17	Unsecured Promissory Note for $150,000 issued by Solar Power, Inc., a California corporation in favor of the Company dated August 31, 2006(14)

10.18	Unsecured Promissory Note for $50,000 issued by Solar Power, Inc., a California corporation dated September 6, 2006(14)

10.19	Secured Promissory Note for $975,000 issued by Solar Power, Inc., a California corporation in favor of the Company dated September 19, 2006(14)

10.20	Secured Promissory Note for $100,000 issued by Solar Power, Inc., a California corporation in favor of the Company dated September 25, 2006(14)

10.21	Secured Promissory Note for $130,000 issued by Solar Power, Inc., a California corporation in favor of the Company dated September 27, 2006(14)

10.22	Secured Promissory Note for $75,000 issued by Solar Power, Inc., a California corporation in favor of the Company dated October 6, 2006(14)

10.23	Secured Promissory Note for $340,000 issued by Solar Power, Inc., a California corporation in favor of the Company dated October 16, 2006(14)
10.24	Secured Promissory Note for $235,000 issued by Solar Power, Inc., a California corporation in favor of the Company dated October 30, 2006(14)

10.25	Secured Promissory Note $445,000 issued by Solar Power, Inc., a California corporation in favor of the Company dated November 7, 2006 (14)

10.26	Demand Note $1,446,565 issued by Solar Power, Inc., a California corporation in favor of the Company dated November 15, 2006 (14)

10.27	2006 Equity Incentive Plan (17)

10.28	Form of Nonqualified Stock Option Agreement(17)

10.29	Form of Restricted Stock Award Agreement(17)

10.30
Assignment and Interim Operating Agreement by and between Solar Power, Inc., a California corporation, Dale Stickney Construction, Inc., a California corporation, and Dale Renewables Consulting, Inc., a California corporation dated August 20, 2006(17)

10.31	Restrictive Covenant Agreement by and between Solar Power, Inc., a California corporation, Todd Lindstrom, James M. Underwood and Ronald H. Stickney dated November 15, 2006(17)

10.32	Receivables and Servicing Rights Purchase and Sale Agreement by and between the Company and Village Auto, LLC a California limited liability company dated December 29, 2006(15)

10.33	Contract Revenues Agreement by and between Sundance Power, LLC, a Colorado limited liability company and Solar Power, Inc., a California corporation, dated September 5, 2006(18)

10.34	Solar Power Integrators General Partnership Agreement, by and between J.R. Conkey & Associates, Inc. and Solar Power Integrators Commercial, Inc. dated March 21, 2007(19)

10.35	Securities Purchase Agreement dated April 9, 2007(20)

14.1	Code of Ethics *

16.1	Letter of Hansen Barnett & Maxwell(16)

21.1	List of Subsidiaries(18)

31.1	Rule 13(a) — 14(a)/15(d) — 14(a) Certification (Principal Executive Officer)*

31.2	Rule 13(a) — 14(a)/15(d) — 14(a) Certification (Principal Financial Officer)*

32	Section 1350 Certifications*

Footnotes to Exhibits Index

*	Filed herewith

(1)	Incorporated by reference to Form 8-K filed with the SEC on February 3, 2006.
(2)	Incorporated by reference to Form 8-K filed with the SEC on August 29, 2006.
(3)	Incorporated by reference to Form 8-K filed with the SEC on October 6, 2006.
(4)	Incorporated by reference to Form 8-K filed with the SEC on December 6, 2006.
(5)	Incorporated by reference to Form 8-K filed with the SEC on December 22, 2006.
(6)	Incorporated by reference to Form 8-K filed with the SEC on February 20, 2007.
(7)	Incorporated by reference to Form 10-QSB filed with the SEC on August 14, 2006.
(8)	Incorporated by reference to Form 8-K filed with the SEC on April 2, 2004.
(9)	Incorporated by reference to Form 8-K filed with the SEC on June 18, 2004.
(10)	Incorporated by reference to Form 10-QSB filed with the SEC on May 24, 2005.
(11)	Incorporated by reference to Form 10-QSB filed with the SEC on November 14, 2005.
(12)	Incorporated by reference to Form 8-K filed with the SEC on September 25, 2006
(13)	Incorporated by reference to Form 8-K filed with the SEC on November 7, 2006.
(14)	Incorporated by reference to Form 10-QSB filed with the SEC on November 20, 2006.
(15)	Incorporated by reference to Form 8-K filed with the SEC on January 8, 2007.
(16)	Incorporated by reference to Form 8-K filed with the SEC on January 8, 2007 (disclosing change in auditors).
(17)	Incorporated by reference to the Form SB-2 filed with the SEC on January 17, 2007.
(18)	Incorporated by reference to the Pre-Effective Amendment No. 1 to Form SB-2 filed with the SEC on March 6, 2007.
(19)	Incorporated by reference to Form 8-K filed with the SEC on March 27, 2007.
(20)	Incorporated by reference to Form 8-K filed with the SEC on April 11, 2007.

ITEM 14 — PRINCIPAL ACCOUNTANT FEES AND SERVICES.

The following table shows the fees paid or accrued by us for the audit and other services provided Macias Gini & O’Connell LLP (“Macias”), Hansen, Barnett & Maxwell, PC (“Hansen”), and BDO McCabe Lo Limited (“BDO”) for the fiscal periods shown.

	December 31. 2006			December 31, 2005
	Macias	Hansen	BDO	Macias	Hansen	BDO
Audit fees	$179,390	$8,285	$104,000	$45,853	$9,256	$30,000
Audit-related fees	-	7,256	6,500	-	-	-
Tax Fees	-	552	-	-	41	-
All other fees	-	-	-	-	-	-
Total	$179,390	$16,093	$110,500	$45,853	$9,297	$30,000

Audit fees consist of fees billed for professional services rendered for the audit of our financial statements and review of the interim financial statements included in quarterly reports and services that are normally provided by the above auditors in connection with statutory and regulatory fillings or engagements.

Audit related fees consist of assurance and related services that are reasonably related to the performance audit or review of our financial statements.

Tax Fees shown above all related to the preparation of our corporate tax returns.

Our Audit Committee approved the Audit Fees for fiscal period ending December 31, 2006, but none of the other fees for 2006 or any Audit Fees or other fees for previous periods. Our Audit Committee policies require it to approve the fees and scope of work for all annual audits and quarterly financial statement review. Prior to the formation of our audit committee the full Board of Directors pre-approved all audit and non-audit services to be performed by the independent registered public accounting firm in accordance with the rules and regulations promulgated under the Securities Exchange Act of 1934, as amended. The Board of Directors pre-approved 100% of the audit, audit-related and tax services performed by the independent registered public accounting firm the period January 18, 2005, inception, to December 31, 2005 and for the interim periods through December 31, 2006.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SOLAR POWER, INC.

Dated: April 13, 2007	/s/ Stephen C. Kircher
By: Stephen C. Kircher
Its: Chief Executive Officer and Chairman of the Board

Dated: April 13, 2007	/s/ Glenn Carnahan
By: Glenn Carnahan
Its: Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

Pursuant to requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Capacity	Date

/s/ Stephen C. Kircher	Director	April 13, 2007
Stephen C. Kircher

/s/ Timothy B. Nyman	Director	April 13, 2007
Timothy B. Nyman

/s/ Paul Regan	Director	April 13, 2007
D. Paul Regan

/s/ Larry D. Kelley	Director	April 13, 2007
Larry D. Kelley

/s/ Ronald A. Cohan	Director	April 13, 2007
Ronald A. Cohan

Index to Financial Statements

Page
A.	Financial Statements of Solar Power, Inc., a California corporation

	Report of Macias Gini & O’Connell LLP, an Independent Registered Public Accounting Firm	F-2

	Report of BDO McCabe Lo Limited, an Independent Registered Public Accounting Firm	F-3

	Consolidated Balance Sheet of Solar Power, Inc., a California corporation, as of December 31, 2006	F-4

	Consolidated Statements of Operations of Solar Power, Inc., a California corporation, for the year ended December 31, 2006 and for the eleven-month period ended December 31, 2005	F-5

	Consolidated Statements of Cash Flows for Solar Power, Inc., a California corporation, for the year ended December 31, 2006 and for the eleven month period ended December 31, 2005	F-6

	Consolidated Statements of Stockholders’ Equity of Solar Power, Inc., a California corporation, for the year ended December 31, 2006 and for the eleven month period ended December 31, 2005	F-8

	Notes to Consolidated Financial Statements	F-9

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders
Solar Power, Inc.
Granite Bay, California

We have audited the accompanying consolidated balance sheet of Solar Power, Inc. (formerly International Assembly Solutions, Limited) (the "Company") as of December 31, 2006 and the related consolidated statements of operations, stockholders’ equity, and cash flows for the year ended December 31, 2006. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit. We did not audit the financial statements of two foreign subsidiaries, which statements reflect total assets of $1,734,026 as of December 31, 2006 and total revenues of $2,888,335 for the year then ended. Those statements were audited by other auditors whose report has been furnished to us, and our opinion, insofar as it relates to the amounts included for such subsidiaries, is based solely on the report of the other auditors.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit and the report of other auditors provide a reasonable basis for our opinion.

In our opinion, based on our audit and the report of other auditors, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Solar Power, Inc. (formerly International Assembly Solutions, Limited) at December 31, 2006, and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

Macias Gini & O’Connell LLP

Sacramento, California

April 5, 2007

REPORT OF INDEPENDENT REGISTERED PUBLIC
ACCOUNTING FIRM

To the Shareholders and the Board of Directors of
International Assembly Solutions, Limited

We have audited the accompanying consolidated balance sheets of International Assembly Solutions, Limited and subsidiary (the "Company") as of December 31, 2005 and 2006, and the related consolidated statements of income, shareholders' equity and cash flows for the eleven months ended December 31, 2005 and year ended December 31, 2006, respectively. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits include consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. Our audits also include examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of International Assembly Solutions, Limited and subsidiary as of December 31, 2005 and 2006 and the consolidated results of their operations and their cash flows for the eleven months ended December 31, 2005 and year ended December 31, 2006, respectively, in conformity with accounting principles generally accepted in the United States of America.

BDO McCabe Lo Limited

Hong Kong, 30 March, 2007

SOLAR POWER, INC.
(FORMERLY INTERNATIONAL ASSEMBLY SOLUTIONS, LIMITED)
CONSOLIDATED BALANCE SHEET
As of December 31, 2006

ASSETS
Current assets:
Cash and cash equivalents
Cash and cash equivalents	$11,393,661
Accounts receivable, net of allowance for doubtful accounts of $47,624 at December 31, 2006	1,314,332
Costs and estimated earnings in excess of billings on uncompleted contracts	119,568
Inventories	2,286,282
Prepaid expenses and other current assets	1,102,564
Total current assets	16,216,407

Goodwill	434,948
Property, plant and equipment at cost, net	220,920
Total assets	$16,872,275

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$1,354,807
Accrued liabilities	1,199,537
Income taxes payable	35,290
Billings in excess of costs and estimated earnings on uncompleted contracts	125,655
Loans payable	245,000
Loans payable - related party	320,000
Total current liabilities	3,280,289

Commitments and contingencies	-

Stockholders' equity
Common stock, par $0.0001, 100,000,000 shares authorized 32,266,667 issued and outstanding at December 31, 2006	3,227
Additional paid in capital	15,832,731
Accumulated deficit	(2,243,972)
Total stockholders' equity	13,591,986
Total liabilities and stockholders' equity	$16,872,275

The accompanying notes are an integral part of these financial statements

SOLAR POWER, INC.
(FORMERLY INTERNATIONAL ASSEMBLY SOLUTIONS, LIMITED)
CONSOLIDATED STATEMENTS OF OPERATIONS
For the Year Ended December 31, 2006 and the Eleven Month Period Ended December 31, 2005

	2006	2005

Net sales	$4,381,151	$1,371,731
Cost of goods sold	2,894,545	484,146
Gross profit	1,486,606	887,585

Operating expenses:
General and administrative	2,307,499	1,013,289
Sales, marketing and customer service	1,178,598	568
Total operating expenses	3,486,097	1,013,857

Loss from operations	(1,999,491)	(126,272)

Other income (expense):
Interest expense	(90,157)	(11,367)
Other income, net	16,589	2,016
Total other expense	(73,568)	(9,351)

Loss before income taxes	(2,073,059)	(135,623)

Income tax expense (benefit)	56,329	(21,039)

Net loss	$(2,129,388)	$(114,584)

Net loss per common share:
Basic and diluted	$(0.11)	$(0.01)

Weighted average number of shares used in computing share amounts	19,213,667	14,000,000

The accompanying notes are an integral part of these financial statements

SOLAR POWER, INC.
(FORMERLY INTERNATIONAL ASSEMBLY SOLUTIONS, LIMITED)
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Year Ended December 31, 2006 and the Eleven Month Period
Ended December 31, 2005

	2006	2005
Cash flows from operating activities:
Net loss	$(2,129,388)	$(114,584)
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation	18,642	1,686
Stock compensation expense	338,025	-
Bad debt expense	47,624	-
Amortization	709,581	-
Change in deferred tax asset	21,039	(21,039)
Loss on disposal of fixed assets	3,429	-

Changes in operating assets and liabilities, net of business combinations:
Increase in accounts receivable	(1,307,273)	(54,683)
Increase in inventories	(2,170,614)	(80,327)
Increase in prepaid expenses and other current assets	(694,533)	(74,331)
Increase in accounts payable	1,272,620	82,187
Increase in income taxes payable	35,290	-
Billings in excess of costs and costs in excess of billings, net	6,087	-
Increase in accrued liabilities	1,176,913	97,624
Net cash used in operating activities	(2,672,558)	(163,467)

Cash flows from investing activities:
Acquisitions of property, plant and equipment	(219,533)	(17,149)
Cash paid for acquisitions	(1,521,565)	-
Net cash used in investing activities	(1,741,098)	(17,149)

Cash flows from financing activities:
Proceeds from issuance of common stock	15,422,932	1
Proceeds from borrowings	-	245,000
Proceeds from related party loans	320,000	-

Net cash provided by financing activities	15,742,932	245,001

Increase in cash and cash equivalents	11,329,276	64,385

Cash and cash equivalents at beginning of period	64,385	-

Cash and cash equivalents at end of period	$11,393,661	$64,385

Supplemental disclosure:
Cash paid for interest	$52,401	$-

Cash paid for income taxes	$-	$-

Non-cash financing activities:
Accrued acquisition costs	$350,000	$-

The accompanying notes are an integral part of these financial statements

Supplemental disclosure of cash paid for acquisitions information:

In connection with the acquisition of Dale Renewable Consulting, Inc. ("DRCI") the Company paid $1,446,565 in cash and acquired the following assets:

Current Assets
Inventory	$35,341
Prepaid expenses and other current assets	968,281
Total current assets	1,003,622

Non-current Assets
Property, plant and equipment, at cost	7,995
Goodwill	434,948
Total non-current assets	442,943

Total cash paid for the acquisition	$1,446,565

In connection with the acquisition of contractual rights from a third party for the design and installation of photovoltaic systems, the Company paid $75,000 in cash, issued 75,000 shares of common stock fair valued at $75,000, accrued $350,000 in contingent payments and recorded $500,000 in solar system construction contracts as prepaids and other current assets.

The accompanying notes are an integral part of these financial statements

SOLAR POWER, INC.
(FORMERLY INTERNATIONAL ASSEMBLY SOLUTIONS, LIMITED)
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

	Common Stock		Additional	Accumulated
	Shares	Amount	Paid-In Capital	Deficit	Total
Balance December 31, 2004	-	$-	$-	$-	$-
Comprehensive loss
Net loss				(114,584)	(114,584)
Total comprehensive loss					(114,584)
Stock issued	14,000,000	14,000	(13,999)		1

Balance December 31, 2005	14,000,000	14,000	(13,999)	(114,584)	(114,583)
Comprehensive loss
Net loss				(2,129,388)	(2,129,388)
Total comprehensive loss					(2,243,971)
Shares issued in conjunction with the merger	17,666,667	(10,833)	14,586,365		14,575,532
Warrants issued	-	-	422,400		422,400
Stock-based compensation expense	-	-	338,015		338,015
Issuance of restricted stock	100,000	10	-		10
Issuance of shares	500,000	50	499,950		500,000

Balance December 31, 2006	32,266,667	$3,227	$15,832,731	$(2,243,972)	$13,591,986

The accompanying notes are an integral part of these financial statements

SOLAR POWER, INC.
(FORMERLY INTERNATIONAL ASSEMBLY SOLUTIONS, LIMITED)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

1.	Organization and Basis of Financial Statement Presentation

Solar Power, Inc. and its subsidiaries, (collectively the “Company”) engage in sales, installation and integration of photovoltaic systems and manufactures cable, wire and mechanical assemblies.

Solar Power, Inc. was incorporated in the State of California in 2006. In August 2006, the Company entered into a merger agreement with International Assembly Solutions, Limited (IAS HK) which was incorporated in Hong Kong in January 2005. Effective November 2006, the equity owners of IAS HK transferred all their equity interests to Solar Power, Inc. in exchange for a total of 14,000,000 shares of its common stock. Because the merger was entered into among entities under common control, the accompanying consolidated financial statements present the results of operations of IAS HK for the period ended December 31, 2005 and that of the combined companies for the year ended December 31, 2006. The accompanying consolidated financial statements have been restated on a retroactive basis to reflect the 14,000,000 shares of common stock outstanding for all periods presented.

In August 2006, the Company, Dale RenewablesConsulting Inc. (DRCI) and Dale Stickney Construction, Inc., (DSCI) formalized an acquisition agreement (the Merger Agreement) and entered into an Assignment and Interim Operating Agreement (the "Operating Agreement"). The Operating Agreement obligated the Company to provide all financing necessary for DRCI’s operations subsequent to June 1, 2006 until the consummation of the acquisition in exchange for all the revenues generated from its operations. The Operating Agreement also provided that Solar Power, Inc. was to provide all management activities of DRCI on its behalf from June 1, 2006 until the consummation of the acquisition. In November 2006, Solar Power, Inc. completed the acquisition of DRCI, paying $1,446,565 in cash in exchange for 100% of the outstanding shares of DRCI. By virtue of the rights and obligations assumed by the Company under the Operating Agreement, the acquisition of DRCI became effective on June 1, 2006. As a result, the financial statements of the Company include the results of operations of DRCI subsequent to June 1, 2006 and the purchase price was allocated to the acquired assets as of June 1, 2006.

The estimated fair values of the acquired assets and liabilities may change as the Company completes its valuation procedures and as all direct acquisition costs are determined. The final adjustments resulting from this process are not expected to be material.

The Company allocated the purchase price of $1,446,565 to estimated fair values of the acquired assets as follows:

Inventories	$35,341
Prepaid expenses and other current assets	968,281
Plant and equipment	7,995
Goodwill	434,948

Total	$1,446,565

The following table summarizes the unaudited pro forma financial information assuming the DRCI acquisition had occurred on January 1, 2006 and 2005.  This unaudited proforma financial information does not necessarily represent what would have occurred if the transactions had taken place on the dates presented and should not be taken as representation of our future consolidated results of operations or financial position.

	2006	2005
Net sales	$4,628,050	$1,371,731
Net loss	$(2,279,171)	$(282,844)
Net loss per common share:
Basic and diluted	$(0.12)	$(0.02)

In December 2006, the Company acquired contractual rights related to the design and installation of photovoltaic systems from a third party in exchange for a cash deposit of $75,000 and issued 75,000 shares of common stock with a fair value of $75,000 and is obligated for additional cash payments of $175,000. Subject to the performance of the acquired contracts the Company is conditionally obligated to issue up to 175,000 shares of its common stock. The Company determined that it is probable that the conditional payments will be made. At December 31, 2006, the Company has recorded the estimated fair value of the acquired contracts at $500,000 and recorded an accrued liability of $350,000.

In December 2006, Solar Power, Inc. became a public company through its reverse merger with Welund Fund, Inc. The accompanying consolidated financials reflect the results of the operations of Solar Power, Inc., its predecessor and their subsidiaries.

2.	Summary of Significant Accounting Policies

Basis of Presentation - The consolidated financial statements include the accounts of the Solar Power, Inc., its predecessor and their subsidiaries. Intercompany balances, transactions and cash flows are eliminated on consolidation.

Cash and cash equivalents - Cash and cash equivalents include cash on hand, cash accounts and interest bearing savings accounts.  At times, cash balances may be in excess of FDIC insurance limits.  The Company has not experienced any losses with respect to bank balances in excess of government provided insurance.  At December 31, 2006, the Company held $11,230,350 in bank balances in excess of the insurance limits.

Inventories - Inventories are stated at the lower of cost or market, determined by the weighted average cost method. Work-in-progress and finished goods inventories consist of raw materials, direct labor and overhead associated with the manufacturing process.  Provisions are made for obsolete or slow-moving inventory based on management estimates.  Iventories are written down based on the difference between the cost of inventories and the net realizable value based upon estimates about future demand from customers and specific customer requirements on certain projects.

Anti-dilutive Shares - Earnings per share of common stock SFAS No. 128, "Earnings Per Share," provides for the calculation of basic and diluted earnings per share. Basic earnings per share includes no dilution and is computed by dividing income attributable to common shareholders by the weighted-average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution of securities by adding other common stock equivalents, including common stock options, warrants, and restricted common stock, in the weighted average number of common shares outstanding for a period, if dilutive. Potentially dilutive securities are excluded from the computation if their effect is anti-dilutive. There were no anti-dilutive securities at December 31, 2006 and 2005, respectively.

Property, Plant and equipment - Plant and equipment is stated at cost including the cost of improvements. Maintenance and repairs are charged to expense as incurred. Depreciation and amortization are provided on the straight line method based on the estimated useful lives of the assets as follows:

Plant and machinery	5 years
Furniture, fixtures and equipment	5 years
Leasehold improvements	the shorter of 5 years or the lease term

Goodwill - Goodwill is the excess of purchase price over the fair value of net assets acquired. The Company applies Statement of Financial Accounting Standards No. 142 “Goodwill and other Intangible Assets”, which requires the carrying value of goodwill to be evaluated for impairment on an annual basis, using a fair-value-based approach. No impairment of goodwill has been identified during any of the periods presented.

Revenue recognition - The Company’s two primary business segments include cable, wire mechanical assemblies and processing sales and photovoltaic systems installation, integration and solar panel sales.

In our cable, wire mechanical assemblies business the Company recognizes the sales of goods when there is evidence of an arrangement, title and risk of ownership have passed (generally upon shipment), the price to the buyer is fixed or determinable and collectibility is reasonably assured. Generally there are no formal customer acceptance requirements or further obligations related to our assembly services once we ship our products. Customers do not have a general right of return on products shipped therefore we make no provisions for returns. We make determination of our customer’s credit worthiness at the time we accept their order.

In our solar photovoltaic business contract costs include all direct material and labor costs and those indirect costs related contract performance, such as indirect labor, supplies, tools, repairs, and depreciation costs.  Selling and general and administrative costs are charged to expense as incurred.  Provisions for estimated losses on uncompleted contracts are made in the period in which such losses are determined.  Changes in job performance, job conditions, and estimated profitability, including those arising from contract penalty provisions, and final contract settlements may result in revisions to costs and income and are recognized in the period in which the revisions are determined.  Profit incentives are included in revenues when their realization is reasonably assured.  An amount equal to contract costs irrefutable to claims is included in revenues when realization is probable and the amount can be reliably estimated.

In our photovoltaic systems installation, integration and product sales segment, revenue on product sales is recognized when there is evidence of an arrangement, title and risk of ownership have passed (generally upon shipment), the price to the buyer is fixed or determinable and collectibility is reasonably assured. Customers do not have a general right of return on products shipped therefore we make no provisions for returns.

Revenue on photovoltaic system construction contracts is recognized using the percentage of completion method of accounting. At the end of each period, the Company measures the cost incurred on each project and compares the result against its estimated total costs at completion. The percent of cost incurred determines the amount of revenue to be recognized. Payment terms are generally defined by the contract and as a result may not match the timing of the costs incurred by the Company and the related recognition of revenue. Such differences are recorded as costs and estimated earnings in excess of billings on uncompleted contracts or billings in excess of costs and estimated earnings on uncompleted contracts. The Company determines its customer’s credit worthiness at the time the order is accepted. Sudden and unexpected changes in customer’s financial condition could put recoverability at risk.

The asset, "Costs and estimated earnings in excess of billings on uncompleted contracts" represents revenues recognized in excess of amounts billed.  The liability, "Billings in excess of costs and estimated earnings on uncompleted contracts," represents billings in excess of revenues recognized.

Allowance for doubtful accounts - The Company regularly monitors and assesses the risk of not collecting amounts owed to the Company by customers. This evaluation is based upon a variety of factors including: an analysis of amounts current and past due along with relevant history and facts particular to the customer. It requires the Company to make significant estimates, and changes in facts and circumstances could result in material changes in the allowance for doubtful accounts. At December 31, 2006 the Company has recorded an allowance of $47,624.

Stock based compensation - Effective January 1, 2006, the Company adopted the provisions of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment.” (SFAS No. 123(R)”) which requires the Company to measure the stock-based compensation costs of share-based compensation arrangements based on the grant-date fair value and recognize the costs in the financial statements over the employee requisite service period. Stock-based compensation expense for all stock-based compensation awards granted was based on the grant-date fair value estimated in accordance with the provisions of SFAS No. 123(R). Prior to 2006 the Company had not issued stock options or other forms of stock-based compensation.

Shipping and handling cost - Shipping and handling costs related to the delivery of finished goods are included in cost of goods sold. During the years ended December 31, 2006 and 2005, shipping and handling costs expensed to cost of goods sold were $171,745 and $74,318, respectively.

Product Warranties - In our cable and wire assembly business our current standard product warranty for our mechanical assembly product ranges from one to five years. We offer the industry standard of 25 years for our solar modules and industry standard five (5) years on inverter and balance of system components. Due to the warranty period, we bear the risk of extensive warranty claims long after we have shipped product and recognized revenue. In our cable and wire assembly business, historically our warranty claims have not been material. In our solar photovoltaic business our greatest warranty exposure is in the form of product replacement. Since we currently purchase these products from third-party suppliers and their warranties are consistent with industry standards we consider our financial exposure to warranty claims immaterial. Therefore we have not provided any warranty reserves in our financial statements for the periods ended December 31, 2006 and 2005.

Income taxes - We account for income taxes under the liability method. Under this method, deferred tax assets and liabilities are determined based on differences between financial reporting and tax reporting bases of assets and liabilities and are measured using enacted tax rates and laws that are expected to be in effect when the differences are expected to reverse. Realization of deferred tax assets is dependent upon the weight of available evidence, including expected future earnings. A valuation allowance is recognized if it is more likely than not that some portion, or all, of a deferred tax asset will not be realized.

Foreign currency translation - The consolidated financial statements of the Company are presented in U.S. dollars as the Company and its subsidiaries conduct substantially all of their business in U.S. dollars.

All transactions in currencies other than functional currencies during the year are translated at the exchange rates prevailing on the transaction dates. Related accounts payable or receivable existing at the balance sheet date denominated in currencies other than the functional currencies are translated at period end rates. Gains and losses resulting from the translation of foreign currency transactions and balances are included in income.

Aggregate net foreign currency transaction income included in the income statement were $24,273 and $2,016 for the periods ended December 31, 2006 and 2005, respectively.

Comprehensive income (loss) - Statement of Financial Accounting Standards No. 130, “Reporting Comprehensive Income,” establishes standards for reporting comprehensive income and its components in a financial statement that is displayed with the same prominence as other financial statements. Comprehensive income, as defined, includes all changes in equity during the period from non-owner sources. Examples of items to be included in comprehensive income, which are excluded from net income, include foreign currency translation adjustments and unrealized (loss) of available-for-sale securities. For the years ended December 31, 2006 and 2005, comprehensive income (loss) was the same as net income (loss).

Post-retirement and post-employment benefits - The Company’s subsidiaries which are located in the People’s Republic of China contribute to a state pension scheme on behalf of its employees. The Company recorded $13,834 and $4,813 in expense related to its pension contributions for the year ended December 31, 2006 and for the period ended December 31, 2005. Neither the Company nor its subsidiaries provide any other post-retirement or post-employment benefits.

Use of estimates - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

3.	Recently Issued Accounting Pronouncements

In September 2005, the Financial Accounting Standards Board (FASB) Emerging Issues Task Force (EITF) reached a final consensus on Issue 04-13 “Accounting for Purchase and Sales of Inventory with the Same Counterparty”. EITF 04-13 requires that two or more legally separate exchange transactions with the same counterparty be combined and considered a single arrangement for purpose of applying APB Opinion No. 29, “Accounting for Non-monetary Transactions”, when the transactions are entered into in contemplation of one another. EITF 04-13 is effective for new arrangements entered into, or modifications or renewals of existing arrangements, in interim or annual periods beginning after March 15, 2006. The Company has evaluated the effect of the adoption of EITF 04-13 and it is not expected to have a material impact on the Company’s financial position, results of operations or cash flows.

In July 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (FIN 48). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes” . FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This Interpretation also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. This Interpretation is effective for fiscal years beginning after December 15, 2006, with earlier adoption permitted. We believe adoption of this pronouncement will not impact our financial position, results of operations or cash flows due to our history of losses and fully reserved deferred tax assets.

In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 108 “Considering the Effects of Prior Year Misstatements When Quantifying Misstatements in Current Year Financial Statements” (SAB 108), which provides interpretive guidance on how the effects of the carryover or reversal of prior year misstatements should be considered in quantifying a current year misstatement. The guidance is applicable in the first fiscal year ending after November 15, 2006. The adoption of SAB 108, effective December 31, 2006, did not have a material impact on the Company’s results of operations, financial position or cash flows.

In September 2006, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements.”  SFAS No. 157 establishes a common definition for fair value to be applied to accounting principles generally accepted in the United States of America guidance requiring use of fair value, establishes a framework for measuring fair value, and expands disclosure about such fair value measurements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007. The Company does not expect SFAS No. 157 to have any impact on the consolidated financial statements.

In February 2007, the FASB issued FAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities - Including an amendment of FASB Statement No. 115", (“FAS 159") which permits entities to choose to measure many financial instruments and certain other items at fair value at specified election dates. A business entity is required to report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. This statement is expected to expand the use of fair value measurement. FAS 159 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years, and is applicable beginning in the first quarter of 2008. The Company is currently evaluating the impact that FAS 159 will have on its consolidated financial statements.

4.	Inventories

Inventories consisted of the following at December 31:

2006
Raw material	$2,163,418
Finished goods	156,096
Provision for obsolete stock	(33,232)
Total	$2,286,282

5.	Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets at December 31 were:

2006
Deferred costs	$683,700
Rental, equipment and utility deposits	130,362
Insurance	129,978
Accrued interest receivable	44,071
Other	114,453
Total	$1,102,564

6.	Property, Plant and Equipment

Property, Plant and equipment at December 31 were:

At cost:	2006
Plant and machinery	$72,704
Furniture, fixtures and equipment	35,415
Computers and software	58,716
Leasehold improvements	74,413
Total cost	241,248
Less: accumulated depreciation and amortization	(20,328)
$220,920

7.	Other Accrued Liabilities

Other accrued liabilities at December 31:

2006
Customer deposits	$418,779
Accrued financing costs	160,000
Insurance premium financing	66,956
Accrued professional fees	23,894
Accrued interest expense	40,727
Consideration payable for acquisition of contracts	350,000
Other	139,181
$1,199,537

Pursuant to the terms and conditions of the Registration Rights Agreement entered into by the Company in conjunction with its private placement offering on September 19 and October 4, 2006 (See Note 8), the Company is subject to penalties if it is unable to obtain an effective registration statement by April 29, 2007. The penalty is calculated as 1% of the private placement proceeds for each month effective status is not obtained, up to a maximum of 10% of the private placement proceeds. At December 31, 2006, based on its estimate of the status of its pending registration statement, the Company recorded an accrual of $160,000 against additional paid in capital.

8.	Stockholders' Equity

Issuance of common stock

In December 2006, the Company issued 500,000 shares of its common stock in exchange for $425,000 in cash and the settlement of an obligation totaling $75,000.

In December 2006, the Company effected a reverse merger with Welund Fund, Inc. (Welund). The Company was determined to be the accounting acquirer for purposes of recording the transaction. Prior to the reverse merger the Company's and Welund's outstanding shares of common stock totaled 14,500,000 and 17,666,667, respectively. Subsequent to the reverse merger the Company issued 100,000 shares of restricted common stock. Accordingly, the outstanding shares of the Company at December 31, 2006 consist of the sum of the shares of the Company, Welund and the shares of restricted common stock. In conjunction with the reverse merger, the Company recorded the net assets of Welund, less direct transaction costs, as an increase to its additional paid in capital.

Issuance of warrants to purchase common stock

Prior to the reverse merger, in conjunction with a private placement, 800,000 warrants to purchase the Company’s common stock with an exercise price of $1.15 per share were issued. The Company estimated the fair value of the warrants by the Black-Scholes valuation model using the following variables: expected term of 5 years, risk-free interest rate of 4.69%, volatility of 92% and dividend yield of 0%.

9.	Income Taxes

Income before provision (benefit) for income taxes is attributable to the following geographic locations for the periods ended December 31:

	Year Ended
	December 31, 2006	December 31, 2005
United States	$(2,450,802)	$-
Foreign	377,743	(135,623)
	$(2,073,059)	$(135,623)

The provision (benefit) for income taxes consists of the following:

	December 31, 2006	December 31, 2005
Current:
Federal	$8,090	$-
State	3,200	-
Foreign	24,000	-
	35,290	-

Deferred:
Federal	-	-
State	-	-
Foreign	21,039	(21,039)
	21,039	(21,039)

Total provision/(benefit) for income taxes	$56,329	$(21,039)

The reconciliation between the actual income tax expense and income tax computed by applying the statutory U.S. Federal and State, PRC and Hong Kong income tax rates to earnings before provision for income taxes for the periods ended December 31, 2006 and 2005 are as follows:

	2006	2005

Provision for income tax at US Federal statutory rate	$(725,571)	$(23,734)
State taxes, net of federal benefit	(140,823)	-
Foreign taxes at different rate	(108,210)	(419)
Non-deductible expenses	32,362	-
Valuation allowance	1,082,801	15,097
Other	(84,230)	(11,983)
	$56,329	$(21,039)

The tax effects of temporary differences that give rise to significant portions of deferred tax assets and deferred tax liabilities at December 31, 2006 and 2005 are presented below:

	2006	2005

Deferred income tax assets:
Net operating loss carry forwards	$853,360	$36,136
Other temporary differences	244,538	-
Other tax credits	-	-
	1,097,898	36,136

Valuation allowance	(1,097,898)	(15,097)

Total deferred income tax assets	-	21,039

Net deferred tax assets	$-	$21,039

SFAS 109, Accounting for Income Taxes (as amended), provides for the recognition of deferred tax assets if it is more likely than not that those deferred tax assets will be realized. Management reviews tax assets periodically for recoverability and makes estimates and judgments regarding the expected geographic sources of taxable income in assessing the need for a valuation allowance to reduce deferred tax assets to their estimated realizable value. Realization of our deferred tax assets is dependent upon future earnings, if any, the timing and amount of which are uncertain. Because of our lack of earnings history, the net deferred tax assets have been fully offset by a valuation allowance. The valuation allowance increased by $1.1 million during the year ended December 31, 2006. As of December 31, 2006, the Company had a net operating loss carry forward for federal income tax purposes of approximately $1.7 million, which will expire in the year 2021. The Company had a total state net operating loss carry forward of approximately $1.7 million, which will expire in the year 2016.

Utilization of the federal and state net operating loss and credit carry forwards may be subject to an annual limitation due to the “change in ownership” provisions of the Internal Revenue Code of 1986 and similar state provisions. The annual limitation may result in the expiration of net operating losses and credits before utilization.

The Company intends to permanently reinvest all foreign earnings in foreign jurisdictions and has calculated its tax liability and deferred tax assets and deferred tax liabilities accordingly.

PRC Taxation - Enterprise income tax in the PRC is generally charged at 33%, of which 30% is for national tax and 3% is for local tax, of the assessable profit. The subsidiary of the Company is a wholly foreign-owned enterprise established in Shenzhen, the PRC, and is engaged in production-oriented activities; according to enterprise income tax laws for foreign enterprises, the national tax rate is reduced to 15%. Pursuant to the same income tax laws, the subsidiary is also exempted from the PRC enterprise income tax for two years starting from the first profit-making year, followed by a 50% tax exemption for the next three years. The Company has yet to start its first profit-making year.

Hong Kong Taxation - A subsidiary of the Company is incorporated in Hong Kong and is subject to Hong Kong profits tax. The Company is subject to Hong Kong taxation on its activities conducted in Hong Kong and income arising in or derived from Hong Kong. The applicable profits tax rate for all periods is 17.5%. A provision of $45,039 for profits tax was recorded for the period ended December 31, 2006.

10.	Stock-based Compensation

Effective January 1, 2006, the Company adopted the provisions of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment.” (SFAS No. 123(R)”) which requires the Company to measure the stock-based compensation costs of share-based compensation arrangements based on the grant-date fair value and recognize the costs in the financial statements over the employee requisite service period. Stock-based compensation expense for all stock-based compensation awards granted was based on the grant-date fair value estimated in accordance with the provisions of SFAS No. 123(R). Prior to 2006 the Company had not issued stock options or other forms of stock-based compensation.

The following table summarizes the consolidated stock-based compensation expense, by type of awards:

2006
Employee stock options	$313,025
Restricted stock	25,000
Total stock-based compensation expense	$338,025

The following table summarizes the consolidated stock-based compensation by line items:

2006
General and administrative	$338,025

Total stock-based compensation expense	338,025
Tax effect on stock-based compensation expense	-
Total stock-based compensation expense after income taxes	$338,025

Effect on net income per share:
Basic and diluted	$0.02

As stock-based compensation expense recognized in the consolidated statements of operations is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures in accordance with SFAS No. 123(R). SFAS No. 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.

Valuation Assumptions

The Company estimates the fair value of its stock-based awards using the Black-Scholes valuation model (“Black-Scholes model”). The determination of the fair value of share-based payment awards on the date of grant using the Black-Scholes model is affected by the stock price as well as assumptions regarding a number of highly complex and subjective variables. These variables include, but are not limited to, expected stock price volatility over the term of the awards, and actual and projected employee stock option exercise behaviors.

Assumptions used in the determination of the fair value of share-based payment awards using the Black-Scholes model were as follows:

	2006
	Service-based	Performance-based
Expected term	3.75	5.0
Risk-free interest rate	4.69%	4.69%
Volatility	92%	92%
Dividend yield	0%	0%

For awards granted subject only to service vesting requirements, the Company utilizes the simplified method under the provisions of Staff Accounting Bulletin No. 107 (“SAB No. 107”) for estimating the expected term of the stock-based award, instead of historical exercise data. Prior to 2006 the Company did not issue share-based payment awards and as a result there is no historical data on option exercises. For its performance based awards, the Company has determined the contractual life to be the expected term based on the grantees’ roles in the Company.

Because there is no history of stock price returns, the Company does not have historical volatility data for its equity awards. Accordingly, the Company has chosen to use the historical volatility rates for a publicly-traded U.S.-based direct competitor to calculate the volatility for its granted options.

The interest rate is based on the U.S. Treasury yield curve in effect at the time of grant. Since the Company does not pay dividends, the expected dividend yield is zero.

Equity Incentive Plan

On November 15, 2006, subject to approval of the Stockholders, the Company adopted the 2006 Equity Incentive Plan (the “Plan”) which permits the Company to grant stock options to directors, officers or employees of the Company or others to purchase shares of common stock of the Company through awards of incentive and nonqualified stock options (“Options”), stock (“Restricted Stock” or “Unrestricted Stock”) and stock appreciation rights (“SARs”). The Plan was approved by the stockholders subsequent to year-end (see Note 16).

Total number of shares reserved and available for grant and issuance pursuant to this Plan is equal to nine percent (9%) of the number of outstanding shares of the Company. Not more than two million (2,000,000) shares of stock shall be granted in the form of incentive stock options.

Shares issued under the Plan will be drawn from authorized and un-issued shares or shares now held or subsequently acquired by the Company.

Outstanding shares of the Company shall, for purposes of such calculation, include the number of shares of stock into which other securities or instruments issued by the Company are currently convertible (e.g. convertible preferred stock, convertible debentures, or warrants for common stock), but not outstanding options to acquire stock.

The exercise price of any Option will be determined by the Company when the Option is granted and may not be less than 100% of the fair market value of the shares on the date of grant, and the exercise price of any incentive stock option granted to a Stockholder with a 10% or greater shareholding will not be less than 110% of the fair market value of the shares on the date of grant. The exercise price per share of a SAR will be determined by the Company at the time of grant, but will in no event be less than the fair market value of a share of Company’s stock on the date of grant.  Since there is currently not a public market for our stock, we valued the stock-based compensation awards at the share price of the most recent private placement offering.

On December 28, 2006, the Company granted 1,900,000 stock options and 100,000 restricted stock awards with an exercise price of $1.00 per share.

The following table summarizes the Company’s stock option activities:

	Shares	Weighted-Average Exercise Price Per Share
Outstanding as of December 31, 2005	-	$-
Granted	1,900,000	1.00
Exercised	-	-
Forfeited	-	-
Outstanding as of December 31, 2006	1,900,000	$1.00

The following table summarizes the Company’s restricted stock activities:

	Shares	Weighted-Average Exercise Price Per Share
Outstanding as of December 31, 2005	-	$-
Granted	100,000	1.00
Exercised	-	-
Forfeited	-	-
Outstanding as of December 31, 2006	100,000	$1.00

Changes in the Company’s non-vested stock options are summarized as follows:

	Service-based Options		Performance-based Options			Restricted Stock
	Shares	Weighted-Average Grant Date Fair Value	Shares	Weighted-Average Grant Date Fair Value		Shares	Weighted-Average Grant Date Fair Value Per Share
Non-vested as of December 31, 2005	-	$-		$		-	$-
Granted	1,400,000.66		400,000.00		.73	100,000	1.00
Vested	(350,000)	.66			.73	(25,000)	1.00
Forfeited	-	-	-		-	-	-
Non-vested as of December 31, 2006	1,050,000	$.66	400,000.00		$.73	75,000	$1.00

Non-Vested Awards - As of December 31, 2006, the total compensation cost related to non-vested awards was approximately $1,014,075.

Information regarding stock options outstanding as of December 31, 2006 was as follows:

	Option Shares	Weighted-Average Remaining Contractual Life (in years)	Weighted-Average Exercise Price per Share	Aggregate Intrinsic Value
Options	1,900,000	4.99	$1.00	$-
Restricted stock	100,000	4.99	-	-

11.	Related Party Transactions

Service fees

During the year ended December 31, 2006 and the eleven month period ended December 31, 2005 the Company paid service fees to IAS, Inc. of $889,878 and $419,605, respectively. Certain shareholders of the Company also had interests in IAS, Inc. There were no amounts due to or from the Company to IAS, Inc. at December 31, 2006 and 2005.

During the year ended December 31, 2006 and the eleven month period ended December 31, 2005, the Company paid service fees to Granite Bay Technologies, Inc. (”Granite Bay”) amounting to $0 and $181,000, respectively. Certain shareholders of the Company had beneficial ownership in Granite Bay. There were no amounts due to or from the Company to Granite Bay at December 31, 2006 and 2005.

Note payable

Details of notes payable at December 31 were:

2006

Note payable (1)	$320,000

Total	$320,000

(1)
The note, from the Company’s Chairman and CEO, is unsecured, bears interest at 8% per annum and is repayable on demand. During the year ended December 31, 2006 and the eleven month period ended December 31, 2005 interest of $7,562 and $0, respectively was accrued. In January 2007, this loan was paid in full including accrued interest of $7,562 (see Note 16).

12.	Commitments and Contingencies

Operating leases - The Company leases premises under various operating leases. Rental expense under operating leases included in the statement of operations were $100,556 and $18,417 for the year ended December 31, 2006 and the eleven month period ended December 31, 2005, respectively.

The Company was obligated under operating leases requiring minimum rentals as follows:

Years ending December 31,
2007	$275,504
2008	277,422
2009	165,191
Total minimum payments	$718,117

Commitments - At December 31, 2006, the Company had commitments of approximately $164,000 related to improvements and plant equipment purchases at its Shenzhen facility.

13.	Operating Risk

Concentrations of Credit Risk and Major Customers - A substantial percentage of the Company’s net revenue comes from sales made to a small number of customers and are typically sold on an open account basis. Details of customers accounting for 10% or more of total net sales for the year ended December 31, 2006 and the eleven month period ended December 31, 2005 is as follows:

Customer	2006	2005
Flextronics International	$1,681,326	$-
Sun Country Builders	524,357	-
Occam Networks	490,477	-
Surge Technologies	514,113	-
Tellabs	-	549,919
Siemens Transportation Systems, Inc.	-	250,811
Motion Controls	-	340,130
Total	$3,210,273	$1,140,860

Details of the amounts receivable from the five customers with the largest receivable balances at December 31, 2006 and 2005, respectively are:

Customer	2006	2005
Sun Country Builders	$363,000	$-
Harbaugh Electric	291,360	-
Flextronics International	237,367	-
Siemens Transportation Systems, Inc.	112,267	38,510
Wildlands, Inc.	87,531	-
Flash Electronics	-	297
Motion Control	-	5,590
Occam Networks	-	10,084
Surge Technologies	-	202
Total	$1,091,525	$54,683

Product Warranties - In our cable and wire assembly business our current standard product warranty for our mechanical assembly product ranges from one to five years. We offer the industry standard of 25 years for our solar modules and industry standard five (5) years on inverter and balance of system components. Due to the warranty period, we bear the risk of extensive warranty claims long after we have shipped product and recognized revenue. In our cable and wire assembly business, historically our warranty claims have not been material. In our solar photovoltaic business our greatest warranty exposure is in the form of product replacement. Since we currently purchase these products from third-party suppliers and their warranties are consistent with industry standards we consider our financial exposure to warranty claims immaterial. Therefore we have not provided any warranty reserves in our financial statements for the periods ended December 31, 2006 and 2005. (See Note No. 2 - accounting policies).

14.	Fair Value of Financial Instruments

The carrying amounts of cash and cash equivalents and accounts receivable, prepayments, notes payable, accounts payable, accrued liabilities, accrued payroll and other payables approximate their fair value. The Company had no investments in non-cash instruments at December 31, 2006.

15.	Geographical Information

The Company has two reportable segments: (1) cable, wire mechanical assemblies and processing sales (“Cable, wire and mechanical assemblies”) and (2) photovoltaic installation, integration and solar panel sales (“Photovoltaic installation, integration and sales”). The Company’s reportable segments are strategic business units that offer different products and services. They are managed separately because each business requires different technology and marketing strategies. Most of the businesses were acquired as a unit and the management at the time of acquisition was retained.

The accounting policies of the segments are the same as those described in the summary of significant accounting policies.

Contributions of the major activities, profitability information and asset information of the Company’s reportable segments for the periods ended December 31, 2006 and 2005 are as follows:

	Year ended December 31, 2006			11 months ended December 31, 2005
Segment	Net sales	Inter-segment sales	Income (loss)	Net sales	Inter-segment sales	Income (loss)
Cable, wire and mechanical assemblies	$2,888,335	$-	$377,743	$1,371,731	$-	$(135,623)
Photovoltaic installation, integration and sales	1,492,816	-	(2,450,802)	-	-	-
Segment total	4,381,151	-	(2,073,059)	1,371,731	-	(135,623)
Reconciliation to consolidated totals:
Sales eliminations	-	-	-	-	-	-
Consolidated totals
Net sales	$4,381,151	$-		$1,371,731	$-
Income before taxes			$(2,073,059)			$(135,623)

	Year ended December 31, 2006		11 months ended December 31, 2005
Segment	Interest income	Interest expense	Interest income	Interest expense
Cable, wire and mechanical assemblies	$128	$19,752	$33	$(11,400)
Photovoltaic installation and integration	2,843	73,376	-	-
Consolidated total	$2,971	$93,128	$33	$(11,400)

	December 31, 2006			December 31, 2005
Segment	Identifiable assets	Capital expenditure	Depreciation and amortization	Identifiable assets	Capital expenditure	Depreciation and amortization
Cable, wire and mechanical assemblies	$1,734,026	$121,163	$7,915	$310,228	$17,149	$1,686
Photovoltaic installation and integration	15,138,249	102,936	10,727	-	-	-
Consolidated total	$16,872,275	$224,099	$18,642	$310,228	$17,149	$1,686

Sales by geographic location are as follows:

Segment	Year ended December 31, 2006			11 months ended December 31, 2005
	Cable, wire and mechanical assemblies	Photovoltaic installation, integration and sales	Total	Cable, wire and mechanical assemblies	Photovoltaic installation, integration and sales	Total
United States	$1,457,545	$1,492,816	$2,950,361	$1,371,731	$-	$1,371,731
Mexico	1,430,790	-	1,430,790	-	-	-
Total	$2,888,335	$1,492,816	$4,381,151	$1,371,731	$-	$1,371,731

The location of the Company’s identifiable assets is as follows:

Segment	December 31, 2006	December 31, 2005
China (including Hong Kong)	$1,734,026	$310,228
United States	15,138,249	-
Total	$16,872,275	$310,228

Income tax expense (benefit) by geographic location is as follows:

Segment	12 months ended December 31, 2006	11 months ended December 31, 2005
China (including Hong Kong)	$45,039	$(21,039)
United States	11,290	-
Total	$56,329	$(21,039)

16.	Subsequent Events

On January 3, 2007, the Company repaid loans and notes payable to Stephen C. Kircher, the Company’s CEO and Chairman of $327,562 which included principal of $320,000 and accrued interest of $7,562.

In January 2007, the Company repaid loans payable to Hannex Investment Ltd. of $270,829 which included principle of $245,000 and accrued interest of $25,829.

In February 2007, the stockholders of the Company approved the re-domicile of the Company from Nevada to California

On February 7, 2007, the stockholders approved the Company’s 2006 Equity Incentive Plan which permits the Company to grant stock options to directors, officers or employees of the Company or others to purchase shares of common stock of the Company through awards of Incentive and Nonqualified Stock Options (“Options”), Stock (“Restricted Stock” or “Unrestricted Stock”) and Stock Appreciation Rights (“SARs”). The Plan was approved by the Stockholders subsequent to year-end.

In January 2007, the Company paid $175,000 in cash due under the terms of its agreement to acquire commission rights. In February 2007, the Company issued 31,435 shares of its common stock to the sellers of the contracts shareholders in partial satisfaction of the contingent payment terms of its acquisition of contracts (see Note 1).
On March 21, 2007, we, through our wholly-owned subsidiary, Solar Power Integrators Commercial, Inc. (“SPIC”) entered into a General Partnership Agreement with J.R. Conkey and Associates, Inc. (“JRC”). The partnership will engage in the sales, design and installation of solar systems in certain market segments for solar contracts within California. As initial capital contributions to the partnership, JRC is contributing $25,500 and SPIC is contributing $24,500. JRC is the managing partner of the partnership and will manage and conduct the day-to-day business affairs of the partnership. Additionally, JRC will be responsible for all marketing and sales efforts, establishing and maintaining customer relationships, and contract management. SPIC will be responsible for exclusively supplying all solar panels or other solar materials to the partnership for installation, and the design, engineering, and installation of all solar systems for customers, at contracted prices to SPIC. SPIC will control financial and accounting records. The Company has determined that this partnership will be subject to consolidation based on its interpretation of FIN 46(R) Consolidation of Variable Interest Entities (as amended).

On April 9, 2007, we entered into our standard Securities Purchase Agreement with a certain foreign accredited investor as part of a private placement to raise $500,000 (the “Financing”). In connection with the Financing, we sold an aggregate of 500,000 shares of restricted common stock par value $0.0001 per share, at a purchase price of $1.00 per share for an aggregate sale price of $500,000 to the investor.

INDEX TO EXHIBITS

Exhibit No.	Description

2.1	Agreement and Plan of Merger dated as of January 25, 2006 between Welund Fund, Inc. (Delaware) and Welund Fund, Inc. (Nevada) (1)

2.2
Agreement and Plan of Merger by and among Solar Power, Inc., a California corporation, Welund Acquisition Corp., a Nevada corporation, and Welund Fund, Inc. a Nevada corporation dated as of August 23, 2006(2)

2.3	First Amendment to Agreement and Plan of Merger dated October 4, 2006(3)

2.4	Second Amendment to Agreement and Plan of Merger dated December 1, 2006(4)

2.5	Third Amendment to Agreement and Plan of Merger dated December 21, 2006(5)

2.6
Agreement and Plan of Merger by and between Solar Power, Inc., a California corporation and Dale Renewables Consulting, Inc., a California corporation, and James M. Underwood, Ronald H. Stickney and Todd Lindstrom, dated as of August 20, 2006, as amended by the First Amendment to Agreement and Plan of Merger dated October 31, 2006, and further amended by the Second Amendment to Agreement and Plan of Merger dated November 15, 2006(17)

2.7
Agreement of Merger by and between Solar Power, Inc., a California corporation, Dale Renewables Consulting, Inc., a California corporation, and James M. Underwood, Ronald H. Stickney and Todd Lindstrom dated November 15, 2006(17)

2.8	Agreement of Merger by and between Solar Power, Inc., a California corporation, Solar Power, Inc., a Nevada corporation and Welund Acquisition Corp., a Nevada corporation dated December 29, 2006(17)

2.9	Agreement of Merger by and between Solar Power, Inc., a Nevada corporation and Solar Power, Inc., a California corporation, dated February 14, 2007 (6)

3.1	Amended and Restated Articles of Incorporation(6)

3.2	Bylaws(6)

3.3	Specimen (17)

4.1	Form of Subscription Agreement(7)

4.2	Form of Registration Rights Agreement(7)

10.1	Share Purchase Agreement for the Purchase of Common Stock dated as of April 1, 2004, by and between Kevin G. Elmore and Mr. T. Chong Weng(8)

10.2	Share Purchase Agreement for the Purchase of Common Stock dated as of June 9, 2004, by and between Kevin G. Elmore and Liberty Associates Holdings, LLC(9)

10.3	Purchase and Servicing Agreement between Welund Fund, Inc. and Village Auto, LLC, dated March 30, 2005(10)

10.4	Demand Promissory Note issued by Paxton Energy Corp. (11)

10.5	Engagement Letter with Roth Capital Partners, dated August 29, 2006(12)

10.6	Credit Facility Agreement by and between the Company and Solar Power, Inc., a California corporation effective September 19, 2006(12)

10.7	Security Agreement by and between the Company and Solar Power, Inc., a California corporation effective September 19, 2006(12)

10.8	Secured Promissory Note issued by Solar Power, Inc., a California corporation in favor of the Company(12)

10.9	First Amendment to the Credit Facility Agreement dated November 3, 2006(13)

10.10	Securities Purchase Agreement dated September 19, 2006 (12)

10.11	Registration Rights Agreement dated September 19, 2006(12)

10.12	Securities Purchase Agreement dated October 4, 2006 (14)

10.13	Registration Rights Agreement dated October 4, 2006(14)

10.14	Roth Capital Warrant(14)

10.15	Subordination Agreement by and between Steve Kircher, the Company and Solar Power, Inc., a California corporation dated August 31, 2006(14)

10.16	Addendum to Subordination Agreement dated September 6, 2006(14)

10.17	Unsecured Promissory Note for $150,000 issued by Solar Power, Inc., a California corporation in favor of the Company dated August 31, 2006(14)

10.18	Unsecured Promissory Note for $50,000 issued by Solar Power, Inc., a California corporation dated September 6, 2006(14)

10.19	Secured Promissory Note for $975,000 issued by Solar Power, Inc., a California corporation in favor of the Company dated September 19, 2006(14)

10.20	Secured Promissory Note for $100,000 issued by Solar Power, Inc., a California corporation in favor of the Company dated September 25, 2006(14)

10.21	Secured Promissory Note for $130,000 issued by Solar Power, Inc., a California corporation in favor of the Company dated September 27, 2006(14)

10.22	Secured Promissory Note for $75,000 issued by Solar Power, Inc., a California corporation in favor of the Company dated October 6, 2006(14)

10.23	Secured Promissory Note for $340,000 issued by Solar Power, Inc., a California corporation in favor of the Company dated October 16, 2006(14)

10.24	Secured Promissory Note for $235,000 issued by Solar Power, Inc., a California corporation in favor of the Company dated October 30, 2006(14)

10.25	Secured Promissory Note $445,000 issued by Solar Power, Inc., a California corporation in favor of the Company dated November 7, 2006 (14)

10.26	Demand Note $1,446,565 issued by Solar Power, Inc., a California corporation in favor of the Company dated November 15, 2006 (14)

10.27	2006 Equity Incentive Plan (17)

10.28	Form of Nonqualified Stock Option Agreement(17)

10.29	Form of Restricted Stock Award Agreement(17)

10.30
Assignment and Interim Operating Agreement by and between Solar Power, Inc., a California corporation, Dale Stickney Construction, Inc., a California corporation, and Dale Renewables Consulting, Inc., a California corporation dated August 20, 2006(17)

10.31	Restrictive Covenant Agreement by and between Solar Power, Inc., a California corporation, Todd Lindstrom, James M. Underwood and Ronald H. Stickney dated November 15, 2006(17)

10.32	Receivables and Servicing Rights Purchase and Sale Agreement by and between the Company and Village Auto, LLC a California limited liability company dated December 29, 2006(15)

10.33	Contract Revenues Agreement by and between Sundance Power, LLC, a Colorado limited liability company and Solar Power, Inc., a California corporation, dated September 5, 2006(18)

10.34	Solar Power Integrators General Partnership Agreement, by and between J.R. Conkey & Associates, Inc. and Solar Power Integrators Commercial, Inc. dated March 21, 2007(19)

10.35	Securities Purchase Agreement dated April 9, 2007(20)

14.1	Code of Ethics *

16.1	Letter of Hansen Barnett & Maxwell(16)

21.1	List of Subsidiaries(18)

31.1	Rule 13(a) — 14(a)/15(d) — 14(a) Certification (Principal Executive Officer)*

31.2	Rule 13(a) — 14(a)/15(d) — 14(a) Certification (Principal Financial Officer)*

32	Section 1350 Certifications*

Footnotes to Exhibits Index

*	Filed herewith

(1)	Incorporated by reference to Form 8-K filed with the SEC on February 3, 2006.
(2)	Incorporated by reference to Form 8-K filed with the SEC on August 29, 2006.
(3)	Incorporated by reference to Form 8-K filed with the SEC on October 6, 2006.
(4)	Incorporated by reference to Form 8-K filed with the SEC on December 6, 2006.
(5)	Incorporated by reference to Form 8-K filed with the SEC on December 22, 2006.
(6)	Incorporated by reference to Form 8-K filed with the SEC on February 20, 2007.
(7)	Incorporated by reference to Form 10-QSB filed with the SEC on August 14, 2006.
(8)	Incorporated by reference to Form 8-K filed with the SEC on April 2, 2004.
(9)	Incorporated by reference to Form 8-K filed with the SEC on June 18, 2004.
(10)	Incorporated by reference to Form 10-QSB filed with the SEC on May 24, 2005.
(11)	Incorporated by reference to Form 10-QSB filed with the SEC on November 14, 2005.
(12)	Incorporated by reference to Form 8-K filed with the SEC on September 25, 2006
(13)	Incorporated by reference to Form 8-K filed with the SEC on November 7, 2006.
(14)	Incorporated by reference to Form 10-QSB filed with the SEC on November 20, 2006.
(15)	Incorporated by reference to Form 8-K filed with the SEC on January 8, 2007.
(16)	Incorporated by reference to Form 8-K filed with the SEC on January 8, 2007 (disclosing change in auditors).
(17)	Incorporated by reference to the Form SB-2 filed with the SEC on January 17, 2007.
(18)	Incorporated by reference to the Pre-Effective Amendment No. 1 to Form SB-2 filed with the SEC on March 6, 2007.
(19)	Incorporated by reference to Form 8-K filed with the SEC on March 27, 2007.
(20)	Incorporated by reference to Form 8-K filed with the SEC on April 11, 2007.