Form 10QSB
period 2007-03-31
Solar Power, Inc.
filed 2007-05-21
CIK 1210618

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10-QSB

☑	Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2007

☐	Transition Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from                      to
Commission File Number 000-50142
SOLAR POWER, INC.
(Exact name of small business issuer as specified in its charter)

California	20-4956638

(State or other jurisdiction of	(IRS Employer Identification No.)
incorporation or organization)
4080 Cavitt Stallman South Road, Suite 100
Granite Bay, CA 95746
(Address of principal executive offices)
(916) 746-0900
(Issuer’s telephone number, including area code)
(Former name, former address and former fiscal year, if changed since last report)
Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 32,898,102 shares of $0.0001 par value common stock outstanding as of May 15, 2007.
Transitional Small Business Disclosure Format: Yes ☐ No ☑

PART I
FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
SOLAR POWER, INC.
(FORMERLY INTERNATIONAL ASSEMBLY SOLUTIONS, LIMITED)
CONSOLIDATED BALANCE SHEET
(in thousands except for share data)

March 31,
2007
(Unaudited)

ASSETS
Current assets:
Cash and cash equivalents
Cash and cash equivalents	$7,165
Accounts receivable, net of allowance for doubtful accounts of $48 at March 31, 2007	3,063
Costs and estimated earnings in excess of billings on uncompleted contracts	242
Inventories	2,143
Prepaid expenses and other current assets	1,014

Total current assets	13,627

Other assets
Goodwill	435
Property, plant and equipment at cost, net	734

Total assets	$14,796

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$1,007
Accrued liabilities	943
Income taxes payable	30
Billings in excess of costs and estimated earnings on uncompleted contracts	43
Notes and capital leases payable	60

Total current liabilities	2,083

Long-term debt – Notes and capital leases payable	173

Total liabilities	2,256

Commitments and contingencies	—

Stockholders’ equity
Common stock, par $0.0001, 100,000,000 shares authorized 32,398,102 shares issued and outstanding at March 31, 2007	3
Additional paid in capital	15,857
Accumulated deficit	(3,320)

Total stockholders’ equity	12,540

Total liabilities and stockholders’ equity	$14,796

The accompanying notes are an integral part of these financial statements

SOLAR POWER, INC.
(FORMERLY INTERNATIONAL ASSEMBLY SOLUTIONS, LIMITED)
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands except for share data)

	For Three Months Ended
	March 31, 2007	March 31, 2006
	(Unaudited)	(Unaudited)

Net sales	$3,414	$347
Cost of goods sold	2,608	248

Gross profit	806	99

Operating expenses:
General and administrative	1,455	255
Sales, marketing and customer service	536	—

	1,991	255

Loss from operations	(1,185)	(156)

Other income (expense):
Interest income (expense)	111	(4)

Loss before income taxes	(1,074)	(160)

Income tax expense	2	—

Net loss	$(1,076)	$(160)

Net loss per common share, basic and diluted	$(0.03)	$(0.01)

Weighted average number of common shares	32,352,830	14,000,000

The accompanying notes are an integral part of these financial statements

SOLAR POWER, INC.
(FORMERLY INTERNATIONAL ASSEMBLY SOLUTIONS, LIMITED)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Three-Months Ended
	March 31,	March 31,
	2007	2006
	(Unaudited)	(Unaudited)

Cash flows from operating activities:
Net loss	$(1,076)	$(160)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities
Depreciation	28	1
Stock compensation expense	183	—
Amortization	210	—
Income tax expense	2	—

Changes in operating assets and liabilities, net of business combination:
Accounts receivable	(1,749)	(119)
Costs and estimated earnings in excess of billings on uncompleted contracts	(122)	—
Inventories	143	(92)
Prepaid expenses and other current assets	(123)	(3)
Accounts payable	(348)	112
Income taxes payable	(5)	—
Billings in excess of costs and estimated earnings on uncompleted contracts	(83)
Accrued liabilities	(226)	526

Net cash (used in) provided by operating activities	(3,166)	265

Cash flows from investing activities:
Acquisitions of property, plant and equipment	(297)	(6)
	-
Net cash used in investing activities	(297)	(6)

Cash flows from financing activities:
Costs paid relating to issuance of common stock	(191)	—
Principal payments on notes and capital leases payable	(255)	—
Principal payments on loans from related parties	(320)	—
	-
Net cash used in financing activities	(766)	—

(Decrease) increase in cash and cash equivalents	(4,229)	259
Cash and cash equivalents at beginning of period	11,394	64
	—
Cash and cash equivalents at end of period	$7,165	$323

Supplemental disclosure:
Cash paid for interest	$35	$5

Cash paid for income taxes	$8	$—

Non-cash financing activities:
Equipment acquired through notes payable and capital leases	$243	$—
Stock issued in settlement of an obligation	31	—

	$288	$—

The accompanying notes are an integral part of these financial statements

SOLAR POWER, INC.
(FORMERLY INTERNATIONAL ASSEMBLY SOLUTIONS LIMITED)
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
1. Description of Business and Basis of Presentation
     Description of Business
     Solar Power, Inc. and its subsidiaries, (collectively the “Company”) engage in the sales and construction of photovoltaic systems and manufactures cable, wire and mechanical assemblies.
     Solar Power, Inc. was incorporated in the State of California in 2006. In August 2006, we entered into a share exchange agreement with International Assembly Solutions, Limited (IAS HK) which was incorporated in Hong Kong in January 2005. Effective November 2006, the equity owners of IAS HK transferred all their equity interests to Solar Power, Inc. in exchange for a total of 14,000,000 shares of its common stock. Because the share exchange was entered into among entities under common control, the accompanying condensed consolidated financial statements present the results of operations of IAS HK for the three months ended March 31, 2007 and that of the combined companies for the three months ended March 31, 2006. The accompanying condensed consolidated financial statements have been restated on a retroactive basis to reflect the 14,000,000 shares of common stock outstanding for all periods presented.
     In August 2006, the Company, Dale Renewables Consulting Inc. (DRCI) and Dale Stickney Construction, Inc., (DSCI) formalized an acquisition agreement (the Merger Agreement) and entered into an Assignment and Interim Operating Agreement (the “Operating Agreement”). The Operating Agreement obligated the Company to provide all financing necessary for DRCI’s operations subsequent to June 1, 2006 until the consummation of the acquisition in exchange for all the revenues generated from its operations. The Operating Agreement also provided that Solar Power, Inc. was to provide all management activities of DRCI on its behalf from June 1, 2006 until the consummation of the acquisition. In November 2006, Solar Power, Inc. completed the acquisition of DRCI, paying $1,446,565 in cash in exchange for 100% of the outstanding shares of DRCI. By virtue of the rights and obligations assumed by the Company under the Operating Agreement, the acquisition of DRCI became effective on June 1, 2006. As a result, the financial statements of the Company include the results of operations of DRCI subsequent to June 1, 2006 and the purchase price was allocated to the acquired assets as of June 1, 2006.
     In December 2006, Solar Power, Inc. became a public company through its reverse merger with Welund Fund, Inc. The accompanying consolidated financials reflect the results of the operations of Solar Power, Inc., its predecessor and their subsidiaries.
     Basis of Presentation
     The accompanying consolidated financial statements are unaudited and have been prepared in accordance with generally accepted accounting principles for interim financial information. They should be read in conjunction with the financial statements and related notes to the financial statements of Solar Power, Inc. (formerly International Assembly Solutions Limited) (the “Company”) for the years ended December 31, 2006 and 2005 appearing in the Company’s Form 10-KSB. The March 31, 2007 unaudited interim condensed consolidated financial statements on Form 10-QSB have been prepared pursuant to those rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and note disclosures normally included in the annual financial statements on Form 10-KSB have been condensed or omitted pursuant to those rules and regulations, although the Company’s management believes the disclosures made are adequate to make the information presented not misleading. In the opinion of management, all adjustments, consisting of normal recurring accruals, necessary for a fair presentation of the results of operation for the interim periods presented have been reflected herein. The results of operations for the interim periods are not necessarily indicative of the results to be expected for the entire year.
     The condensed consolidated financial statements include the accounts of Solar Power, Inc., its predecessor and its subsidiary. Intercompany balances, transactions and cash flows are eliminated on consolidation.
     2. Summary of Significant Accounting Policies
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
     Anti-dilutive Shares - Earnings per share of common stock SFAS No. 128, “Earnings Per Share,” provides for the calculation of basic and diluted earnings per share. Basic earnings per share includes no dilution and is computed by dividing income attributable to common shareholders by the weighted-average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution of securities by adding other common stock equivalents, including common stock options, warrants, and restricted common stock, in the weighted average number of common shares outstanding for a period, if dilutive. Potentially dilutive securities are excluded from the computation if their effect is anti-dilutive. For the three-months ended March 31, 2007 and 2006 1,275,000 and 0, shares respectively, of common stock equivalents were excluded from the computation of diluted earnings per share since their effect would be anti-dilutive.
     Plant and equipment-Property, plant and equipment is stated at cost including the cost of improvements. Maintenance and repairs are charged to expense as incurred. Depreciation and amortization are provided on the straight line method based on the estimated useful lives of the assets as follows:

Plant and machinery	5 years
Furniture, fixtures and equipment	5 years
Leasehold improvements	the shorter of 5 years or the lease term
     Goodwill — Goodwill is the excess of purchase price over the fair value of net assets acquired. The Company applies Statement of Financial Accounting Standards No. 142 “Goodwill and other Intangible Assets”, which requires the carrying value of goodwill to be evaluated for impairment on an annual basis, using a fair-value-based approach. No impairment of goodwill has been identified during any of the periods presented.
     Revenue recognition — The Company’s two primary business segments include cable, wire mechanical assemblies and processing sales and photovoltaic systems sales and construction.
     In our cable, wire mechanical assemblies business the Company recognizes the sales of goods when there is evidence of an arrangement, title and risk of ownership have passed (generally upon delivery), the price to the buyer is fixed or determinable and collectibility is reasonably assured.

Generally there are no formal customer acceptance requirements or further obligations related to our assembly services once we ship our products. Customers do not have a general right of return on products shipped therefore we make no provisions for returns. We make a determination of our customer’s credit worthiness at the time we accept their order.
     In our photovoltaic systems construction and sales segment, revenue on product sales is recognized when there is evidence of an arrangement, title and risk of ownership have passed (generally upon delivery), the price to the buyer is fixed or determinable and collectibility is reasonably assured. Customers do not have a general right of return on products shipped therefore we make no provisions for returns.
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
     In our solar photovoltaic business, contract costs include all direct material and labor costs and those indirect costs related contract performance, such as indirect labor, supplies, tools, repairs, and depreciation costs. Selling and general and administrative costs are charged to expense as incurred. Provisions for estimated losses on uncompleted contracts are made in the period in which such losses are determined. Changes in job performance, job conditions, and estimated profitability, including those arising from contract penalty provision, and final contract settlements may result in revisions to costs and income and are recognized in the period in which the revisions are determined. Profit incentives are included in revenues when their realization is reasonably assured. An amount equal to contract costs irrefutable to claims is included in revenues when realization is probable and the amount can be reliably estimated.
     The assets, “Costs and estimated earnings in excess of billings on uncompleted contracts” represents revenues recognized in excess of amounts billed. The liability, “Billings in excess of costs and estimated earnings on uncompleted contracts,” represents billings in excess of revenues recognized.
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
     Stock based compensation - Effective January 1, 2006, the Company adopted the provisions of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment.” (SFAS No. 123(R)”) which requires the Company to measure the stock-based compensation costs of share-based compensation arrangements based on the grant-date fair value and recognizes the costs in the financial statements over the employee requisite service period. Stock-based compensation expense for all stock-based compensation awards granted was based on the grant-date fair value estimated in accordance with the provisions of SFAS No. 123(R). Prior to 2006 the Company had not issued stock options or other forms of stock-based compensation
     Shipping and handling cost — Shipping and handling costs related to the delivery of finished goods are included in cost of goods sold. During the three months ended March 31, 2007 and 2006, shipping and handling costs expensed to cost of goods sold were $40,132 and $39,035, respectively.

     Product Warranties – In our cable and wire assembly business our current standard product warranty for our mechanical assembly product ranges from one to five years. We offer the industry standard of 25 years for our solar modules and industry standard five (5) years on inverter and balance of system components. Due to the warranty period, we bear the risk of extensive warranty claims long after we have shipped product and recognized revenue.
     In our cable and wire assembly business, historically our warranty claims have not been material. In our solar photovoltaic business our greatest warranty exposure is in the form of product replacement. Since we currently purchase these products from third-party suppliers, their warranties are consistent with industry standards and we have historically specifically disclaimed any warranty obligations, we have historically considered our financial exposure to warranty claims for solar panels and inverters immaterial. Certain photovoltaic construction contracts entered into during the three-month period ended March 31, 2007 included provisions under which the Company agreed to provide warranties to the buyer. As a result the Company recorded the provision for the estimated warranty exposure on these contracts within cost of sales. Since the Company does not have sufficient historical data to estimate its exposure, we have looked to historical data reported by other solar system installers. The accrual for warranty claims consisted of the following at March 31, 2007:

2007 (in thousands)
Balance at December 31, 2006	$—
Provision charged to warranty expense	10
Less: warranty claims	—

Balance at March 31, 2007	$10

     Income taxes – We account for income taxes under the liability method. Under this method, deferred tax assets and liabilities are determined based on differences between financial reporting and tax reporting basis of assets and liabilities and are measured using enacted tax rates and laws that are expected to be in effect when the differences are expected to reverse. Realization of deferred tax assets is dependent upon the weight of available evidence, including expected future earnings. A valuation allowance is recognized if it is more likely than not that some portion, or all of a deferred tax asset will not be realized.
     Effective January 1, 2007, the Company adopted Financial Accounting Standards Interpretation, or FIN No. 48, “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109” (FIN 48). FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of uncertain tax positions taken or expected to be taken in a company’s income tax return, and also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition.
     As a result of the implementation of FIN 48, the Company recognized no change in the liability for unrecognized tax benefits related to tax positions taken in prior periods, and no corresponding change in retained earnings.
     As a result of the implementation of FIN 48, the Company recognized no material adjustment in the liability for unrecognized income tax benefits as of the January 1, 2007 adoption date and March 31, 2007. Also, the Company had no amounts of unrecognized tax benefits that, if recognized, would affect its effective tax rate for January 1, 2007 and March 31, 2007.
     The Company’s policy for deducting interest and penalties is to treat interest as interest expense and penalties as taxes. As of March 31, 2007, the Company had no amount accrued for the payment of interest and penalties related to unrecognized tax benefits and no amounts as of the adoption date of FIN 48.
     The Company’s tax returns remain open to examination by the major domestic taxing jurisdictions to which the Company is subject. Net Operating Loss carryforwards (“NOLs”) generated remain open to examination by the major domestic taxing jurisdictions.
     Foreign currency translation – The consolidated financial statements of the Company are presented in U.S. dollars as the Company and its subsidiaries conduct substantially all of their business in U.S. dollars.
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
     Aggregate net foreign currency transaction income included in the income statement was $3,541 and $431 for the three months ended March 31, 2007 and 2006, respectively.
     Comprehensive income (loss) – Statement of Financial Accounting Standards No. 130, “Reporting Comprehensive Income,” establishes standards for reporting comprehensive income and its components in a financial statement that is displayed with the same prominence as other financial statements. Comprehensive income, as defined, includes all changes in equity during the period from non-owner sources. Examples of items to be included in comprehensive income, which are excluded from net income, include foreign currency translation adjustments and unrealized gain (loss) of available-for-sale securities. For the years ended March 31, 2007 and 2006, comprehensive income (loss) was the same as net income (loss).
     Post-retirement and post-employment benefits – The Company’s subsidiaries which are located in the People’s Republic of China contribute to a state pension scheme on behalf of its employees. The Company recorded $5,771 and $2,842 in expense related to its pension contributions for the three months ended March 31, 2007 and 2006, respectively. Neither the Company nor its subsidiaries provide any other post-retirement or post-employment benefits.
     Use of estimates — The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.
3. Recently Issued Accounting Pronouncements
     In September 2005, the Financial Accounting Standards Board (FASB) Emerging Issues Task Force (EITF) reached a final consensus on Issue 04-13 “Accounting for Purchase and Sales of Inventory with the Same Counterparty”. EITF 04-13 requires that two or more legally separate exchange transactions with the same counterparty be combined and considered a single arrangement for purpose of applying APB Opinion No. 29, “Accounting for Non-monetary Transactions”, when the transactions are entered into in contemplation of one another. EITF 04-13 is effective for new arrangements entered into, or modifications or renewals of existing arrangements, in interim or annual periods beginning after March 15, 2006. The Company has evaluated the effect of the adoption of EITF 04-13 and it did not have a material impact on the Company’s financial position, results of operations or cash flows.
     In July 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (FIN 48). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109,” Accounting for Income Taxes”. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This Interpretation also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. This Interpretation is effective for fiscal years beginning after December 15, 2006, with earlier adoption permitted. The adoption of this pronouncement did not have a material impact on our financial position, results of operations or cash flows.
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
     In September 2006, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements.” SFAS No. 157 establishes a common definition for fair value to be applied to accounting principles generally accepted in the United States of America guidance requiring use of fair value, establishes a framework for measuring fair value, and expands disclosure about such fair value measurements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007. The Company does not expect SFAS No. 157 to have a material effect on our financial position, results of operations or cash flows.
     In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – Including an amendment of FASB Statement No. 115“, (“SFAS 159”) which permits entities to choose to measure many financial instruments and certain other items at fair value at specified election dates. A business entity is required to report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. This statement is expected to expand the use of fair value measurement. FAS 159 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years, and is applicable beginning in the first quarter of 2008. The Company is currently evaluating the impact that FAS 159 will have on its consolidated financial statements.
4. Inventories
     Inventories consisted of the following at March 31, 2007 (in thousands):

Raw material	$1,945
Work in process	105
Finished goods	126
Provision for obsolete stock	(33)

$2,143

5. Prepaid Expenses and Other Current Assets
     Prepaid expenses and other current assets at March 31, 2007 (in thousands):

Deferred costs	$473
Interest receivable	34
Rental, equipment and utility deposits	27
Insurance	92
Other	388

$1,014

6. Property, Plant and Equipment
     Property, plant and equipment at March 31, 2007 (in thousands):

Plant and machinery	$171
Furniture, fixtures and equipment	78
Computers and software	105
Trucks	161
Leasehold improvements	267

Total cost	782
Less: accumulated depreciation and amortization	(48)

$734

     Depreciation expense for the three months ended March 31, 2007 and 2006 was approximately $28,000 and $700, respectively.
7. Other Accrued Liabilities
     Other accrued liabilities at March 31, 2007 (in thousands):

Customer deposits	$336
Accrued financing costs	160
Insurance premium financing	33
Accrued professional fees	9
Accrued payroll and related costs	119
Consideration payable for acquisition of contracts	144
Warranty reserve	10
Other	132

$943

8. Stockholders’ Equity
     In February 2007, the Company issued 100,000 shares of its common stock to two of its employees under the 2006 Equity Incentive Plan. The shares were fair valued at $1.00 per share, the per share value of the Company’s most recent private placement.
     In February 2007, the Company issued 31,432 shares of its common stock in settlement of an obligation totaling $31,432. The shares were fair valued at $1.00 per share, the per share value of the Company’s most recent private placement.
9. Income Taxes
     Pursuant to Financial Accounting Standards Board (“FASB”) Statement of Financial Standards (“SFAS”) No. 109, “Accounting for Income Taxes,” income taxes are recorded based on current year amounts payable or refundable, as well as the consequences of events that give rise to deferred tax assets and liabilities. We base our estimate of current and deferred taxes on the tax laws and rates that are currently in effect in the appropriate jurisdiction. Changes in laws or rates may affect the current amounts payable or refundable as well as the amount of deferred tax assets or liabilities. At March 31, 2007, the Company had approximately $2.0 million of net operating loss carry forwards available for use resulting in approximately $1.0 million of deferred tax assets. We have provided valuation allowances of $1.0 million at March 31, 2007 as an offset to the Company’s deferred tax asset. These allowance amounts are established to reduce the deferred tax asset to an estimated amount which is, more likely than not, a tax benefit to the Company as of these dates. The tax expense recorded for the three months ended March 31, 2007 was $2,000. There was no provision for income taxes for the three months ended March 31, 2006.
10. Stock-based Compensation
     Effective January 1, 2006, the Company adopted the provisions of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment.” (SFAS No. 123(R)”) which requires the Company to measure the stock-based compensation costs of share-based compensation arrangements based on the grant-date fair value and recognizes the costs in the financial statements over the employee requisite service period. Stock-based compensation expense for all stock-based compensation awards granted was based on the grant-date fair value estimated in accordance with the provisions of SFAS No. 123(R). Prior to 2006 the Company had not issued stock options or other forms of stock-based compensation.
     The following table summarizes the consolidated stock-based compensation expense, by type of awards for the three-month period ended March 31, 2007:

Employee stock options	$83,477
Stock grants	100,000

Total stock-based compensation expense	$183,477

     The following table summarizes the consolidated stock-based compensation by line item for the three-month period ended March 31, 2007s:

General and administrative	$169,071
Sales, marketing and customer service	14,406

Total stock-based compensation expense	183,477
Tax effect on stock-based compensation expense	—

Total stock-based compensation expense after income taxes	$183,477

Effect on net loss per share:
Basic and diluted	$(0.01)

     As stock-based compensation expense recognized in the consolidated statements of operations is based on awards ultimately expected to vest, SFAS No. 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. In estimating stock based compensation expense the Company has assumed that no forfeitures will occur.
Valuation Assumptions
     The Company estimates the fair value of its stock-based awards using the Black-Scholes valuation model (“Black-Scholes model”). The determination of the fair value of share-based payment awards on the date of grant using the Black-Scholes model is affected by the stock price as well as assumptions regarding a number of highly complex and subjective variables. These variables include, but are not limited to, expected stock price volatility over the term of the awards, and actual and projected employee stock option exercise behaviors. During the three months ended March 31, 2006 the Company granted no options. During the three months ended March 31, 2007 the Company granted 127,500 service-based options valued at $0.73, and granted 50,000 shares of common stock each to two employees valued at $1.00 per share. There were no vesting requirements and the Company recorded $100,000 in stock compensation expense related to these grants during the three months ended March 31, 2007.
     Assumptions used in the determination of the fair value of share-based payment awards using the Black-Scholes model for stock option grants during the three months ended March 31, 2007 were as follows:
2007

Service-based
Expected term	3.75
Risk-free interest rate	4.74%
Volatility	92%
Dividend yield	0%
     For awards granted subject only to service vesting requirements, the Company utilizes the simplified method under the provisions of Staff Accounting Bulletin No. 107 (“SAB No. 107”) for estimating the expected term of the stock-based award, instead of historical exercise data. For its performance based awards, the Company has determined the contractual life of 5 years to be the expected term based on the grantees roles in the Company.
Equity Incentive Plan
     On November 15, 2006, subject to approval of the Stockholders, the Company adopted the 2006 Equity Incentive Plan (the “Plan”) which permits the Company to grant stock options to directors, officers or employees of the Company or others to purchase shares of common stock of the Company through awards of incentive and nonqualified stock options (“Options”), stock (“Restricted Stock” or “Unrestricted Stock”) and stock appreciation rights (“SARs”). The Plan was approved by stockholders in February 2007.
     At March 31, 2007 there were approximately 2,988,000 shares available to be issued under the plan (9% of the outstanding shares of 32,398,102 plus outstanding warrants of 800,000). During the three months ended March 31, 2007 227,500 options and shares were granted, and 18,750 options were cancelled or lapsed. There were no options exercised during the three months ended March 31, 2007. At March 31, 2007 there were 2,208,750 options and shares issued under the plan and approximately 779,000 shares available to be issued. Typically, options granted vest over four years and have a five year life.

     The following table summarizes the Company’s stock option activities:

		Weighted-
		Average
		Exercise
		Price Per
	Shares	Share

Outstanding as of December 31, 2006	1,900,000	$1.00
Granted	127,500	1.00
Exercised	—	—
Forfeited	18,750	1.00

Outstanding as of March 31, 2007	2,008,750	$1.00

     The following table summarizes the Company’s restricted stock activities:

		Weighted-
		Average
		Exercise Price
	Shares	Per Share

Outstanding as of December 31, 2006	100,000	$1.00
Granted	—	—
Exercised	—	—
Forfeited	—	—

Outstanding as of March 31, 2007	100,000	$1.00

     Changes in the Company’s non-vested stock options are summarized as follows:

	Service-based Options		Performance-based Options		Restricted Stock
		Weighted-		Weighted-		Weighted-
		Average		Average		Average Grant
		Exercise Price		Exercise Price		Date Fair Value
	Shares	Per Share	Shares	Per Share	Shares	Per Share

Non-vested as of December 31, 2006	1,150,000	$1.00	300,000		75,000	$1.00
Granted	127,500	1.00	—	1.00	—	—
Vested	—	—	—	1.00	—	—
Forfeited	18,750	—	—	—	—	—

Non-vested as of March 31, 2007	1,258,750	$1.00	300,000	$1.00	75,000	$1.00

For the service-based option grants made during the quarter, the weighted average fair value of the awards was $0.73. There were no performance based stock option grants during the quarter.
Non-Vested Awards - As of March 31, 2007, the total compensation cost related to non-vested awards was approximately $1,195,000.
     Information regarding stock options and restricted stock outstanding as of March 31, 2007 was as follows:

Weighted-
		Average	Weighted-
		Remaining	Average
		Contractual	Exercise	Aggregate
	Option	Life (in	Price per	Intrinsic
	Shares	years)	Share	Value

Options	2,008,750	4.76	$1.00	$—
Restricted Stock	100,000	4.76	$—	$—

11. Commitments and Contingencies
     Operating leases – The Company leases premises under various operating leases. Rental expense under operating leases included in the statement of operations was approximately $89,200 and $18,900 for the three months ended March 31, 2007 and 2006, respectively.
     The Company was obligated under notes payable requiring minimum payments as follows:

Years ending December 31,
2007	$27,761
2008	37,015
2009	37,015
2010 and beyond	51,869

Less current portion	$153,660
Long term portion	(32,582)

121,268

     The notes payable are collateralized by trucks be used in the Company’s solar photovoltaic business, bear interest rates between 1.9% and 2.9% and are payable over sixty months.
     During the three months ended March 31, 2007 the Company acquired certain equipment under capital leases. The leases expire from January to April 2009. The Company was obligated for the following minimum payments:

Years ending December 31,
2007	$28,194
2008	38,002
2009	25,498
2010	5,158

Total minimum payments	96,852
Less amounts representing interest	17,519

Present value of net minimum lease payments	$79,333
Less current portion	(27,365)

Long term portion	51,968

12. Operating Risk
     Concentrations of Credit Risk and Major Customers – A substantial percentage of the Company’s net revenue comes from sales made to a small number of customers and are typically sold on open account basis. Details of customers accounting for 10% or more of total net sales for the three months ended March 31, 2007 and 2006, respectively is as follows:

Customer	2007	2006

Sun Country Builders	$620,463	$—
Siemens Transportation Systems, Inc.	551,600	35,567
Lincoln Mini Storage	389,332	—
Occam Networks	—	152,238
Surge Technologies	—	119,753

Total	$1,561,395	$307,558

     Details of customers representing 10% or more of accounts receivable balances at March 31, 2007 and 2006, respectively are:

Customer	2007	2006

Hart Village	$447,336	$—
Sun Country Builders	392,946	—
Lincoln Mini Storage	388,332	—
Siemens Transportation Systems, Inc.	327,876	—
Surge Technologies	—	90,466
Occam Networks	—	55,202

Total	$1,556,490	$145,668

     Product Warranties – In our cable and wire assembly business our current standard product warranty for our mechanical assembly product ranges from one to five years. We offer the industry standard of 25 years for our solar modules and industry standard five (5) years on inverter and balance of system components. Due to the warranty period, we bear the risk of extensive warranty claims long after we have shipped product and recognized revenue.

     In our cable and wire assembly business, historically our warranty claims have not been material. In our solar photovoltaic business our greatest warranty exposure is in the form of product replacement. Since we currently purchase these products from third-party suppliers and their warranties are consistent with industry standards we consider our financial exposure to warranty claims for solar panels and inverters immaterial. The Company assists the customer in the event a solar panel or inverter needs to be replaced under the manufacturer warrant. The Company has been required to provide installation warranties in some of its new contracts. The Company recorded a provision for the installation warranty on these contracts within cost of sales. Since the Company does not have sufficient historical data to calculate this provision, we have looked to historical data reported by other solar system installers. The provision for installation warranty for the three months ended March 31, 2007 was approximately $9,800. There was no warranty provision for the three months ended March 31, 2006 because the Company did not operate in the solar photovoltaic segment.
13. Geographical Information
     The Company has two reportable segments: (1) cable, wire mechanical assemblies and processing sales (“Cable, wire and mechanical assemblies”) and (2) photovoltaic system construction and sales (“Photovoltaic construction and sales”). The Company’s reportable segments are strategic business units that offer different products and services. They are managed separately because each business requires different technology and marketing strategies. Most of the businesses were acquired as a unit and the management at the time of acquisition was retained.
     The accounting policies of the segments are the same as those described in the summary of significant accounting policies.
     Contributions of the major activities, profitability information and asset information of the Company’s reportable segments for the three months ended March 31, 2007 and 2006 are as follows:

	Three Months Ended March 31, 2007			Three Months Ended March 31, 2006
		Inter-segment			Inter-segment
Segment	Net sales	sales	Income (loss)	Net sales	sales	Income (loss)

Cable, wire and mechanical assemblies	$986,929		$(57,840)	$347,374	$—	$(160,459)
Photovoltaic construction and sales	2,427,268		(1,015,564)	—	—	—

Segment total	3,414,197	—	(1,073,404)	347,374	—	(160,459)
Reconciliation to consolidated totals:
Sales eliminations	—	—	—	—	—	—

Consolidated totals

Net sales	$3,414,197	$—		$347,374	$—

Income before taxes			$(1,073,404)			$(160,459)

	Three months ended March 31,		Three months ended March 31,
	2007		2006
		Interest	Interest	Interest
Segment	Interest income	expense	income	expense

Cable, wire and mechanical assemblies	$89	$—	$—	$(4,805)
Photovoltaic construction and sales	111,739	(665)	—	—
Unallocated	—	—	—	—

Consolidated total	$111,828	$(665)	$—	$(4,805)

	Three months ended March 31, 2007			Three months ended March 31, 2006
			Depreciation			Depreciation
	Identifiable	Capital	and	Identifiable	Capital	and
Segment	assets	expenditure	amortization	assets	expenditure	amortization

Cable, wire and mechanical assemblies	$1,642,148	$28,911	$7,440	$310,228	$17,149	$700
Photovoltaic construction and sales	13,153,465	268,243	20,278	—	—	—

Consolidated total	$14,795,613	$297,154	$27,718	$310,228	$17,149	$700

     Sales by geographic location are as follows:

	Three months ended March 31, 2007			Three months ended March 31, 2006
	Cable, wire			Cable, wire
	and	Photovoltaic		and	Photovoltaic
	mechanical	construction		mechanical	construction
Segment	assemblies	and sales	Total	assemblies	and sales	Total

United States	$678,009	$2,427,268	$3,105,277	$347,374	$—	$347,374
Mexico	308,920	—	308,920	—	—	—

Total	$986,929	$2,427,268	$3,414,197	$347,374	$—	$347,374

     The location of the Company’s identifiable assets is as follows:

	Three months ended March	Twelve months ended
Segment	31, 2007	December 31, 2006

China (including Hong Kong)	$2,377,264	$1,734,026
United States	12,418,349	15,138,249

Total	$14,795,613	$16,872,275

     Income tax expense (benefit) by geographic location is as follows:

	Three Months ended March	Three Months ended March
Segment	31, 2007	31, 2006

China (including Hong Kong)	$—	$—
United States	2,400	—

Total	$2,400	$—

14. Subsequent Events
     On April 9, 2007, we entered a Securities Purchase Agreement with a certain foreign accredited investor as part of a private placement to raise $500,000 (the “Financing”). In connection with the Financing, we sold an aggregate of 500,000 shares of restricted common stock par value $0.0001 per share, at a purchase price of $1.00 per share for an aggregate sale price of $500,000 to the investor.
     On April 17, 2007, the Company entered into a Deposit Receipt and Real Estate Purchase Contract (the “Agreement”) to purchase real property located at 1115 Orlando Avenue in the city of Roseville, California (the “Property”) from GSJ Company, LLC, a California limited liability company (“Seller”). The Property consists of an approximately 19,054 square foot office building situated on approximately 2.45 acres. Pursuant to the Agreement, we made an initial deposit of $25,000 toward a total purchase price of $4,725,000. Upon execution of the Agreement, the title company established an escrow with instructions consistent with the terms of the Agreement (the “Escrow”), which provides for a closing on or before 15 days from the expiration of an investigation period (“Investigation Period”). The Investigation Period provides that we have 30 days commencing on the date that Seller furnishes certain documents, to investigate the Property, including its value, zoning, unrecorded encumbrances, income and expenses relating to the Property, environmental, entitlement and building matters affecting the Property, and its condition. Prior to the expiration of the Investigation Period, if we are dissatisfied with any of the above-referenced matters in connection with the Property, we may cancel the Agreement, and our initial deposit will be refunded. If we do not give notice of our intent to cancel the Agreement within 2 days of the expiration of the Investigation Period, we will then make an additional deposit of $75,000. Pursuant to the terms of the Agreement, all bonds and assessments that are a lien as of the date of execution of the Agreement will be assumed by us. All bonds and assessments that become a lien after the date of execution will be assumed by us at our sole option; if we elect not to assume such bonds and assessments becoming a lien at such time, then the Seller may either pay them in full or the Agreement will terminate with all deposits being returned. CB Richard Ellis, Inc. is acting as broker in connection with the purchase of the Property and will be receiving 4% of the total purchase price as a commission for their services, of which 1% will go to John E. Hartman as a referral fee. The Agreement further provides that if this transaction is not consummated due to our default, the Seller is entitled to retain all deposits that have actually been made by us, as liquidated damages. In addition, the Agreement provides for a leaseback to the Seller, who is currently occupying the Property, allowing for the extension of the Seller’s current occupancy for approximately one week following the close of Escrow. Pursuant to the terms of an Addendum to the Agreement, the Property is being sold “as is,” except for certain customary representations and warranties made by the Seller. Further, after the close of Escrow, we agree to a general release of all claims against the Seller made in relation to the Agreement or the Property.
     In April 2007 the Company issued standby letters of credit totaling $800,000 to two suppliers. The term of the letters of credit are twelve months and are collateralized by $800,000 of the Company’s cash.

Item 2.
MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION
Factors That May Affect Future Results
     This Current Report on Form 10-QSB and other written reports and oral statements made from time to time by the Company may contain so-called “forward-looking statements,” all of which are subject to risks and uncertainties. One can identify these forward-looking statements by their use of words such as “expects,” “plans,” “will,” “estimates,” “forecasts,” “projects” and other words of similar meaning. One can identify them by the fact that they do not relate strictly to historical or current facts. These statements are likely to address the Company’s growth strategy, financial results and product and development programs. One must carefully consider any such statement and should understand that many factors could cause actual results to differ from the Company’s forward-looking statements. These factors include inaccurate assumptions and a broad variety of other risks and uncertainties, including some that are known and some that are not. No forward-looking statement can be guaranteed and actual future results may vary materially. The Company does not assume the obligation to update any forward-looking statement. One should carefully evaluate such statements in light of factors described in the Company’s filings with the SEC, especially on Forms 10-KSB, 10-QSB and 8-K. In various filings the Company has identified important factors that could cause actual results to differ from expected or historic results. One should understand that it is not possible to predict or identify all such factors. Consequently, the reader should not consider any such list to be a complete list of all potential risks or uncertainties.
     The following discussion is presented on a consolidated basis, and analyzes our financial condition and results of operations from the three months ended March 31, 2007 and 2006.
     Unless the context indicates or suggests otherwise reference to “we”, “our”, “us” and the “Company” in this section refers to the consolidated operations of Solar Power, Inc. and its subsidiaries.
Overview
     We are currently engaged in manufacturing cable, wire and mechanical assemblies and in selling and constructing photovoltaic systems for industrial, commercial and residential facilities located primarily in the United States. In addition to continuing our business in manufacturing cable, wire and mechanical assemblies, in March 2007 we began to manufacture photovoltaic modules, utilizing both Monocrystalline and Multicrystalline silicone, in our China factory. To date and pending approval by an independent testing agency, we have had no sales of our manufactured photovoltaic modules and do not expect such sales to occur until the third or fourth quarter of 2007. Currently, the factory utilizes approximately fifty percent of its capacity. The remaining un-utilized capacity is being reserved for photovoltaic module and balance of system expansion.
     We intend to bring our solar power products to market by utilizing strategic company-owned store operations and establishing a national franchise network. We plan to open two retail showrooms this year in Northern California. Our first store should be open by late third quarter and our second store should be open by early fourth quarter. Company-owned store operations will market, sell and install our products within a locally defined geographic area.
     Outside of Company-owned store operations, we intend to work with franchisee partners who will have exclusive geographical territories that include specific application focus. Each franchise partner will establish retail operations in a defined geographic area to market, sell and install photovoltaic systems. We anticipate rolling out our franchisee opportunities in late third quarter.
     In our early history, our revenue was derived principally from the sale of cable and wire harnesses, and mechanical assemblies. With the launch of our solar module business, and efforts in installation and sale of those modules, we have realized increased revenues. We anticipate that revenues from our solar module business will continue as we expand our market for installation contracts. We anticipate similar increases in the future from our franchising for residential projects. With our efforts increasingly directed at solar module manufacturing and installation in the U.S., we will continue to assess our internal resource needs. We have made a significant number of hires recently to manage construction projects, and anticipate continued hiring as we grow the business. Currently, significant resources have been used in the establishment of our corporate structure for finance, reporting, and governance, and we would anticipate that such expenses will decrease, as a percentage of revenue, as our business from solar installation increases. Additionally, we have expended resources directed at creating our franchise model and roll out, including documentation associated with those efforts, and have not recognized any revenue from that component of our business. We expect to initiate franchise sales by the end of the third quarter or beginning of the fourth quarter of this year.
     Management is considering the impact of the following areas as it implements the manufacturing of complete photovoltaic systems and planned business model:
          • Solar cell pricing trends around the world: Recently the key material in the production of solar cells (silicon) has been in limited in supply. Consequently, prices and availability of solar modules has been limited. Solar cells are the major component cost in a photovoltaic module. The Company has responded by seeking long-term supply agreements for solar cells where pricing is adjusted quarterly to market rates. Our intent is secure ample solar cell supply to meet our growth needs and to avoid the risk of long-term contract pricings with suppliers whose products are expected to see a decline in the average selling price. Industry experts believe that additional planned expansion of silicon processing factories coming on line over the next 18 months will produce enough raw materials to create an oversupply on projected demand. Failure to effectively manage our supply will hinder our expected growth and our component costs may have an adverse affect on the Company’s profitability; and
          • Government subsidies: Federal and State subsidies relating directly to solar installations are an important factor in the planned growth of the solar industry. These subsidies are very important to growing the market for photovoltaic systems because they provide a significant economic incentive to all buyers. Without these incentives, industry growth would likely stall. These regulations are constantly being amended and will have a direct affect on our rollout of our planned franchise network among those states that offer superior incentives to the solar industry.
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
     On August 6, 2006, Solar Power, Inc., (a California corporation) entered into share exchange agreement with all the shareholders of International Assembly Solutions, Limited (“IAS HK”), which was incorporated in Hong Kong on January 18, 2005 with limited liability. Solar Power, Inc., (a California corporation), was originally incorporated in the State of California to facilitate creation of a U.S. holding company for IAS HK operations and to engage in sales, installation and integration of photovoltaic systems in the U.S. Pursuant to the share exchange agreements, the equity owners of IAS HK transferred all their equity interest in IAS HK to Solar Power, Inc., (a California corporation) in exchange for a total of 14,000,000 shares of Solar Power, Inc., (a California corporation) in November 2006. As a result, IAS HK became a wholly owned subsidiary of Solar Power, Inc., (a California corporation. There were a total of sixteen shareholders in IAS Hong Kong including the controlling shareholders Stephen Kircher, Gerald Moore and Bradley Ferrell. Being a group reorganization entered into among entities under common control, the Company combined the historical financial statements of International Assembly Solutions, Limited (organized under the laws of Hong Kong S.A.R.) (“IAS HK”) and its wholly owned subsidiary, IAS Electronics (Shenzhen) Co., Ltd. (“IAS Shenzhen”). The accompanying consolidated financial statements have been restated on a retroactive basis to reflect the 14,000,000 shares of common stock outstanding for all periods presented.

     In May 2006, the Company and the shareholders of Dale Renewables Consulting, Inc., (“DRCI”), a California corporation engaged in photovoltaic installation, integration and sales, agreed in principle on the acquisition of DRCI by the Company with an effective date of June 1, 2006. In June 2006, prior to the finalization of the acquisition agreement, DRCI’s personnel moved into the offices of the Company and combined its operations with that of the Company. In August 2006, the Company and DRCI formalized the Agreement and Plan of Merger (the “Merger Agreement”) and the Assignment and Interim Operating Agreement (the “Operating Agreement”) was entered into among the Company, DRCI and Dale Stickney Construction, Inc., a California corporation (“DSCT”) and the parent company of DRCI. The Operating Agreement obligated the Company to provide all financing necessary for DRCI’s operations subsequent to June 1, 2006 until the consummation of the acquisition in exchange for all the revenues generated from its operations. The Operating Agreement also provided that the Company was to provide all management activities of DRCI on its behalf from June 1 until the consummation of the acquisition. Although the acquisition agreement was finalized in August 2006, the Company and DRCI substantially operated under its terms effective June 1, 2006. Effective June 1, 2006 DRCI employees physically relocated to the Company’s office space, were subject to oversight and management by the Company’s management and utilized the Company’s financial reporting and accounting systems. The Company has take the position that DRCI was a Variable Interest Entity based upon the accounting literature found in FIN 46(R), paragraph 5. In addition, based upon FIN 46(R), paragraph 6, footnote 12, the Company had pecuniary interest that began on June 1, 2006. Finally, FIN 46(R), paragraph 14 supports the Company’s position to consolidate as of June 1, 2006 because it absorbed DRCI’s losses and had a contractual right to expected residual returns.
     On November 15, 2006, the Company completed the acquisition of DRCI, paying $1,446,565 in cash in exchange for 100% of the outstanding shares of DRCI. Funds for the acquisition payment were provided on behalf of the Company by Solar Power, Inc. (Nevada), formerly known as Welund Fund Inc., (“SPI Nevada”). The Company and SPI Nevada have agreed to merge in a reverse acquisition.
     By virtue of control, funding, operation and obligation, the acquisition of DRCI became effective on June 1, 2006. As a result, the interim financials of the Company include the results of operations of DRCI subsequent to June 1, 2006 and the purchase price was allocated to the acquired assets and liabilities as of June 1, 2006.
Results of Operations
Three Months Ended March 31, 2007, as compared to Three Months Ended March 31, 2006
Net Sales
     Net sales for the three months ended March 31, 2007 increased 883.9% to $3,414,000 from $347,000 for the three months ended March 31, 2006. Net sales in the cable, wire and mechanical assembly segment increased 184.4% to $987,000 from $347,000 for the comparative period primarily from increase sales to one customer. Net sales in the photovoltaic construction and product sales segment were $2,427,000. There were no comparative sales for the three months ended March 31, 2006. The Company did not operate in this segment during 2006.
Cost of Goods Sold
     Cost of goods sold were $2,608,000 (76.4% of net sales) and $248,000 (71.5% of net sales) for the three months ended March 31, 2007 and 2006, respectively. Cost of goods sold in our cable, wire and mechanical assembly segment were $708,000 (71.7% of net sales) and $248,000 (71.5% of net sales) for the three months ended March 31, 2007 and 2006, respectively. Cost of goods sold as a percentage of sales for the cable, wire and mechanical assembly segment remained relatively constant, the Company experienced an 11.4% increase in material cost primarily due to the increase in the cost of copper wire and a 1.0% increase in rent due to the Company’s move to our new manufacturing facility in Shenzhen to accommodate our solar pannel manufacturing. The Company anticipates that the additional overhead created by the larger factory will be absorbed in the future. These increases were offset by decreases of 4.0% in direct labor and 7.4% in freight and duty costs. Costs of goods sold for our photovoltaic installation, integration and product sales segment was $1,900,000 (78.3% of net sales). There is no comparative data for the three months ended March 31, 2006. The Company did not operate in this segment during the three months ended March 31, 2006.

General and Administrative Expense
     General and administrative expense was $1,455,000 and $255,000 for the three months ended March 31, 2007 and 2006, respectively, an increase of 470.5%. As a percentage of sales general and administrative expense was 42.6% and 73.5% for the three months ended March 31, 2007 and 2006, respectively. The increase in costs is primarily due to the increase in employee related expense, infrastructure costs and professional fees associated with the start-up of our photovoltaic solar business and stock compensation. Significant elements of general and administrative expense for the three months ended March 31, 2007 were employee related expenses of $535,900, professional and consulting fees of $291,000, rent, telephone and utilities of $71,500, travel and lodging of $49,400, and stock compensation expense of $169,000. The Company anticipates that our general and administrative costs will continue to ramp as we continue to grow our business but will become a smaller percentage of our net sales.
Sales, Marketing and Customer Service Expense
     Sales and marketing expense was $536,000 for the three months ended March 31, 2007 or 15.7% of sales. There were no sales and marketing expense for the comparative period ended March 31, 2006 because this function was minimal during the period and was carried out by our administrative personnel as a part of their duties. Significant elements of sales and marketing expense were employee related expense of $197,000, advertising expense of $75,000, stock compensation expense of $14,000 and marketing and business development costs of $210,000.
Interest Income / Expense
     Interest income, net was $111,000 for the three months ended March 31, 2007. Interest expense was $4,000 for the three months ended March 31, 2006. Interest income resulted from earnings on the Company’s cash balances.
Income Tax Expense
     The Company provided an income tax expense of $2,400 for the three months ended March 31, 2007. There was no income tax expense recorded for the three months ended March 31, 2006.
Net Loss
     The net loss was $1,076,000 and $160,000 for the three month period ended March 31, 2007 and 2006, respectively. The significant costs incurred to startup our photovoltaic solar business was the driver of the increased operating loss.
Liquidity and Capital Resources
     A summary of the sources and used of cash and cash equivalents is as follows:

	Three Months	Three Months
	Ended March 31,	Ended March 31,
	2007 (in	2006 (in
	thousands)	thousands)

Net cash (used in) provided by operating activities	$(3,166)	$265
Net cash used in investing activities	(297)	(6)
Net cash used in financing activities	(766)	—

	$(4,229)	$259

     From our inception on January 18, 2005 until the closing of our private placement in October 2006, we financed our operations primarily through short-term borrowings and cash from operations. We received net proceeds of approximately $14,500,000 for our private placement. As of March 31, 2007 we had approximately $7,165,000 in cash and cash equivalents.
     Net cash used in operating activities of $3,166,000 for the three months ended March 31, 2007 was primarily a result of a net loss of $1,076,000, adjusted for non-cash items included in net loss, including depreciation of $28,000 related to property and equipment, amortization of prepaid expenses relating to our acquisition of $210,000, stock-based compensation expense of $183,000, which was the effect of the adoptions of SFAS No. 123(R), and an income tax expense of $2,000. Also contributing to cash used in operating activities were an increase in our accounts receivable of $1,749,000 as a result of increased sales in our cable, wire and mechanical assembly segment and our solar photovoltaic segment, increase in our costs and estimated earnings in excess of billings on uncompleted contracts of $122,000 from our solar photovoltaic segment, increases in our prepaid expenses and other current assets of $123,000, decrease in our accounts payable of $348,000 as a result of paying vendors according to terms, payment of income taxes of $5,000, a decrease in inventory of $143,000, a decrease in billings in excess of costs and estimated earnings on uncompleted contracts of $83,000 in our solar photovoltaic segment, and a decrease in our accrued liabilities of $226,000 primarily from a payment on our accrued business development obligation.
     Net cash provided by operating activities was $265,000 for the three months ended March 31, 2006 was primarily a result of a net loss of $160,000 adjusted by non-cash depreciation expense of $1,000 related to property and equipment. Also contributing to cash provided by operating activities were increase in our accounts receivable of $119,000, increase in our in inventory of $92,000, an increase in prepaid expenses and other current assets of $3,000, an increase in accounts payable of $112,000 and an increase in accrued liabilities of $526,000.
     Net cash used in investing activities of $297,000 and $6,000 for the three months ended March 31, 2007 and 2006 respectively. Acquisition of property, plant equipment accounted for all of the cash used in investing activities.
     Cash used in financing activities was $766,000 for the three months ended March 31, 2007. Payment of additional costs related to our private placement of $191,000, repayment of short-term loans to our Chief Executive Officer of $320,000, and principal payments on notes and capital leases of $255,000. There were no financing activities for the three months ended March 31, 2006.
     Operating leases – The Company leases premises under various operating leases. Rental expense under operating leases included in the statement of operations was $89,200 and $18,900 for the three months ended March 31, 2007 and 2006, respectively.
     The Company was obligated under operating leases requiring minimum rentals as follows as of March 31, 2007:

Years ending December 31,
2007	$206,628
2008	277,422
2009	165,191

Total minimum payments	$649,241

     During the three months ended March 31, 2007 the Company acquired certain equipment under capital leases. The leases expire from January to April 2009. The Company was obligated for the following payments:

Years ending December 31,
2007	$28,194
2008	38,002
2009	25,498
2010	5,158

96,852
Less amounts representing interest	17,519

Present value of net minimum lease payments	$79,333
Less current portion	(27,365)

Long term portion	51,968

     The Company was obligated under notes payable requiring minimum payments as follows as of March 31, 2007:

Years ending December 31,
2007	$27,761
2008	37,015
2009	37,015
2010 and beyond	51,869

Less current portion	$153,660
Long term portion	(32,382)

121,268

     The notes payable are collateralized by trucks be used in the Company’s solar photovoltaic business, bear interest rates between 1.9% and 2.9% and are payable over sixty months.

     In the short-term we do not expect any material change in the mix or relative cost of our capital resources. As of March 31, 2007, we had approximately $7,165,000 in cash and cash equivalents. Our plan and focus continues to be setting up our solar panel manufacturing facility, manufacturing our solar system products, generating new customers, and organizing a distribution model through the development of a franchise network. With our current level of cash on hand, we believe we have sufficient working capital to satisfy our working capital requirements to fund operations at their anticipated levels for the foreseeable future.
Back Log
     At March 31, 2007 the Company had approximately $4,097,000 of uncompleted contracts.
Off-Balance Sheet Arrangements
     At March 31, 2007, we did not have any transactions, obligations or relationships that could be considered off-balance sheet arrangements.
Item 3.
Controls and Procedures
     Our management, with the participation and under the supervision of our Chief Executive Officer and our Chief Financial Officer, reviewed and evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined by Securities Exchange Act Rule 13a-15(e) or 15d-15(e)), as of the end of the fiscal quarter covered by this report, as required by Securities Exchange Act Rule 13a-15, and concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed in our reports filed with the Securities and Exchange Commission pursuant to the Securities Exchange Act of 1934 is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, our disclosure controls and procedures are effective to ensure that we record, process, summarize, and report information required to be disclosed in the reports we filed or submitted under the Securities Exchange Act of 1934 within the time periods specified by the Securities and Exchange Commission’s rules and regulations.
     During the three months ended March 31, 2007, there have been no changes in our internal controls over financial reporting, or to our knowledge, in other factors, that have materially affected, or are reasonably likely to materially affect our internal controls over financial reporting. We continue to enhance our internal controls over financial reporting, primarily by evaluating and enhancing our process and control documentation and increasing our systems security, in connection with our ongoing efforts to meet the requirements of Section 404 of the Sarbanes-Oxley Act of 2002. We discuss with and disclose these matters to the Audit Committee of our Board of Directors, our Board of Directors and our auditors.

PART II
OTHER INFORMATION
Item 1. Legal Proceedings
We are not party to any material legal proceedings and there are no material legal proceedings pending with respect to our property, though from time to time, we may be involved in routine litigation incidental to our business.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
On April 9, 2007 Solar Power, Inc., a California corporation (the “Company”) entered into a Securities Purchase Agreement (the “Agreement”) with a certain foreign accredited investor (“Investor”) as part of a private placement to raise Five Hundred Thousand Dollars ($500,000) (the “Financing”). In connection with the Financing, the Company sold an aggregate of 500,000 shares of restricted common stock (the “Shares”), par value $0.0001 per share, at a purchase price of $1.00 per share for an aggregate sale price of $500,000 to the Investor. The Shares were issued by the Company in reliance on Regulation S of the Act.
     The Agreement includes customary representation and warranty, and indemnification provisions. The Agreement does not provide for any registration rights in connection with the Shares.
     The proceeds will be used by the Company for working capital.
Item 3. Defaults Upon Senior Securities
     -None-
Item 4. Submission of Matters to a Vote of Security Holders
     At a meeting of the Shareholders held February 7, 2007 at the Granite Bay Golf Club, H.S. Colt Room, 9600 Golf Club Drive, Granite Bay, California 95746 for the following purposes:

1. Election of Directors	For	Against	Withheld	Abstention
Stephen C. Kircher	22,400,747	—	—	—

Larry D. Kelley	22,400,747	—	—	—

D. Paul Regan	22,400,747	—	—	—

Timothy Nyman	22,400,747	—	—	—

Ronald A. Cohan	22,400,747	—	—	—

	For	Against	Withheld	Abstention
2. Approve adoption of the 2006 Equity Incentive Plan	22,207,414	50,000	—	143,333

	For	Against	Withheld	Abstention
3. Approve the reincorporation of the Company in California	22,007,414	250,000	—	143,333

	For	Against	Withheld	Abstention
4. Ratify the appointment of Macias Gini & O’Connell LLP as the Company’s independent registered accounting firm for the 2007 fiscal year	22,257,414	—	—	143,333

Item 5. Other Information
     -None-
Item 6. Exhibits
31.1	Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes- Oxley Act of 2002

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report on Form 10-QSB to be signed on its behalf by the undersigned, thereunto duly authorized.

SOLAR POWER, INC.

Date: May 18, 2007
/s/ Glenn E. Carnahan Glenn E. Carnahan, Chief Financial Officer (Principal Accounting Officer and Principal
Financial Officer)

Exhibit Index
31.1	Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes- Oxley Act of 2002