Form 10KSB/A
period 2006-12-31
Solar Power, Inc.
filed 2007-08-08
CIK 1210618

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-KSB/A

☑	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2006

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                                         .
Commission File Number 000-50142
SOLAR POWER, INC.
(Name of small business issuer as specified in its charter)

California	20-4956638
(State or Other Jurisdiction of	(I.R.S. Employer
Incorporation or Organization)	Identification Number)

4080 Cavitt Stallman Road, Suite 100
Granite Bay, California	95746
(Address of Principal Executive Offices)	(Zip Code)
(916) 746-0900

(Issuer’s telephone number)
Securities registered pursuant to Section 12(b) of the Act:
None.
Securities registered pursuant to Section 12(g) of the Act:
COMMON STOCK, PAR VALUE $0.0001
(Title of Class)
Indicate by checkmark whether the Issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by checkmark if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Net revenues for fiscal year ended December 31, 2006 were $4,381,151
The aggregate market value of voting stock held by non-affiliates of the registrant was $17,688,102 as of August 6, 2007 (computed by reference to the last sale price of a share of the registrant’s common stock). For purposes of this computation, it has been assumed that the shares beneficially held by directors and officers of registrant were “held by affiliates”; this assumption is not to be deemed to be an admission by such persons that they are affiliates of registrant.
Number of shares of issuer’s common stock outstanding as of August 6, 2007: 32,898,102
Transitional Small Business Disclosure Format (check one). Yes ☐  No ☑

Explanatory Note
     We are filing this Form 10-KSB/A to reflect corrections in the 10-KSB Original Filing filed with the Securities and Exchange Commission on April 16, 2007 in conjunction with the final determination of the purchase price of DRCI and related allocation of such price to the estimated fair value of the acquired assets and liabilities the Company determined that it had overstated the purchase price by $331,192. In addition the Company determined that certain operating expenses of DRCI from June 1, 2006 to November 15, 2006 for which it was obligated to reimburse the seller under the terms of the Operating Agreement were incorrectly classified as a prepaid expense in conjunction with the allocation of the DRCI purchase price. As a result the Company’s consolidated statement of cash flows for the year ended December 31, 2006 understated net cash used in operating activities by $331,192 and overstated net cash used in investing activities by an equal amount.
     The Company also determined that cash received for its merger with Solar Power, Inc. (formerly Welund Fund, Inc.) in the amount of $14,997,932 had been incorrectly classified as a financing activity.
     In addition, certain other disclosures were made to conform the report to disclosure in our registration statement on Form SB-2 to clarify the transactional path of our predecessor, and related clarifications.
          The effects of the adjustments and reclassifications are as follows:

	As Previously
	Reported	As Restated
Consolidated Statement of Cash Flows for the Year Ended December 31, 2006
Increase in prepaid expenses and other current assets	$(694,533)	$(1,025,725)

Net cash used in operating activities	(2,672,558)	(3,003,750)

Cash paid for acquisitions	(1,521,565)	(1,190,373)

Net cash provided by (used in) investing activities	(1,741,098)	13,588,026

Net cash provided by financing activities	15,742,932	745,000

PART I
ITEM 1 — DESCRIPTION OF BUSINESS
Overview of Business
     We became the registrant through a reverse merger with Solar Power, Inc., a Nevada corporation (formerly Welund Fund, Inc.), on December 29, 2006, and we are considered the accounting acquirer and registrant following that merger. Welund Fund, Inc. was originally incorporated in the State of Delaware on July 16, 2002 under that name, and effective January 2006, pursuant to authorization of its stockholders, it changed its domicile from the State of Delaware to the State of Nevada through a merger with and into its wholly-owned subsidiary which was a Nevada corporation. On October 4, 2006, it changed its name from Welund Fund, Inc. to Solar Power, Inc., and it effected a one-for-three reverse stock split. For purposes of discussion and disclosure, we refer to the predecessor as Solar Power, Inc., a Nevada Corporation (formerly Welund Fund, Inc.), to distinguish it from the registrant and accounting acquirer, Solar Power, Inc., a California corporation.
IAS HK Formation of U.S. Holding Company
     On May 10, 2005, International Assembly Solutions Limited (a company formed under the laws of Hong Kong S.A.R. (“IAS HK”) formed the limited liability company IAS Electronics (Shenzhen) Co., Ltd., in accordance with the PRC’s laws on Wholly Foreign-Owned Enterprises (collectively known as the “WFOE Law”) and commenced operations the same month. Mr. Kircher was named a director of IAS HK and held dispositive and voting control over 8,100,000 shares or approximately 58% of the outstanding shares. Messrs. Kircher, Moore and Sam Lau were directors of IAS Electronics (Shenzhen) Co., Ltd. from inception until July 15, 2006, at which time Glenn Carnahan, our CFO, replaced Mr. Moore as a director. Mr. Kircher makes the business decision for IAS Electronics. IAS Electronics does not have formal officers.
     On May 22, 2006, at the direction of the directors of IAS HK Solar Power, Inc. was incorporated in the State of California to serve as a U.S. holding company for IAS HK operations and to engage in sales, installation and integration of photovoltaic systems in the U.S.
     On August 6, 2006, Solar Power, Inc., a California corporation, entered into share exchange agreement with all the shareholders of International Assembly Solutions, Limited (“IAS HK”), which was incorporated in Hong Kong on January 18, 2005 with limited liability. Solar Power, Inc., (a California corporation), was originally incorporated in the State of California to facilitate creation of a U.S. holding company for IAS HK operations and to engage in sales, installation and integration of photovoltaic systems in the U.S. Pursuant to the share exchange agreements, the equity owners of IAS HK transferred all their equity interest in IAS HK in exchange for a total of 14,000,000 shares of Solar Power, Inc., a California corporation, in November 2006. As a result, IAS HK became a wholly owned subsidiary of Solar Power, Inc., a California corporation. There were a total of sixteen shareholders in IAS Hong Kong including the controlling shareholders Stephen Kircher, Gerald Moore and Bradley Ferrell. Mr Kircher was a director in IAS HK and held dispositive and voting control of 8,100,000 shares or approximately 58% of the outstanding shares. Mr. Kircher remains a director of IAS HK. Mr. Moore and Mr. Ferrell owned 4,100,000 (29%) and 1,500,000 (11%) shares respectively. Neither Mr. Moore nor Mr. Ferrell were directors of IAS HK. IAS HK does not have company officers and management and business decisions were made by Mr. Kircher. Being a group reorganization entered into among entities under common control, the Company combined the historical financial statements of International Assembly Solutions, Limited (organized under the laws of Hong Kong S.A.R.) (“IAS HK”) and its wholly owned subsidiary, IAS Electronics (Shenzhen) Co., Ltd. (“IAS Shenzhen”) Messrs. Kircher, Moore and Sam Lau were directors of IAS Shenzhen from inception until July 15, 2006, at which time Glenn Carnahan our CFO, replaced Mr. Moore as director. Mr. Kircher makes business the decision for IAS Shenzhen, and it does not have formal officers. The accompanying consolidated financial statements have been restated on a retroactive basis to reflect the 14,000,000 shares of common stock for all periods presented.
DRCI Acquisition
     In February 2005 Dale Renewables Consulting, Inc., (“DRCI”), a California corporation was formed to engage in the business of solar modules and systems installation, integration and sales. In May 2006, Solar Power, Inc., a California corporation, and Dale Stickney Construction, Inc., (“DSCI”) the parent of DRCI, agreed in principle on the acquisition of DRCI by Solar Power, Inc., a California corporation, and entered into an operating agreement with DRCI providing that Solar Power, Inc., a California corporation would effectively be responsible for all current operations, liabilities, and revenues, effective June 1, 2006, as contemplated by the proposed merger agreement.
     In August 2006, Solar Power, Inc., a California corporation, and DRCI completed the Agreement and Plan of Merger (the “Merger Agreement”), including the Assignment and Interim Operating Agreement (the “Operating Agreement”) which was an exhibit to the Merger Agreement,. The Operating Agreement obligated Solar Power, Inc., a California corporation, to provide all financing necessary for DRCI’s operations subsequent to June 1, 2006 until the consummation of the acquisition in exchange for all the revenues generated from its operations. The Operating Agreement also provided that Solar Power, Inc. was to provide all management activities of DRCI on its behalf from June 1, 2006 until the consummation of the acquisition. The Company has taken the position that DRCI became a variable Interest Entity on June 1, 2006 based upon the accounting literature found in FIN 46 (R), paragraph 5. In addition, based upon Fin 46 (R), paragraph 6, footnote 12, the Company had pecuniary interest in DRCI that began on June 1, 2006. Finally, Fin 46 (R), paragraph 14 supports the Company’s position to consolidate as of June 1, 2006 because it absorbed DRCI’s losses and had a contractual right to expect residual returns. Solar Power, Inc., a California corporation, acquired DRCI in order to accelerate its entry into the California market for sale and installation of solar systems, including assumption of the installation and construction contracts that DRCI had at that time.
     On November 15, 2006, the Company completed the acquisition of DRCI, paying $1,446,565 in cash in exchange for 100% of the outstanding shares of DRCI and for reimbursement of working capital expended by DSCT from June 1, 2006 to the closing. The acquisition of DRCI provided Solar Power, Inc., a California corporation, with an experienced photovoltaic sales and installation team.
     Neither DRCI or its affiliates had any prior affiliation with Solar Power, Inc., a California corporation, or any of its officers, directors or major shareholders. Mr. James Underwood was the former CEO for DRCI and remains the current CEO for DSCI. There are no continuing relationships or arrangements between us and DSCI.
Welund Merger
     On August 23, 2006, Welund Fund, Inc., a Nevada corporation formed Welund Acquisition Corp., a Nevada corporation and entered into an Agreement and Plan of Merger with Solar Power, Inc, a California corporation and Welund Acquisition Corp. (“Merger Sub”). The parties entered into the agreement to facilitate Welund Fund, Inc. acquiring an operating business and completing a proposed financing to provide working capital for such operations. The Shareholders of Solar Power, Inc., a California corporation, received 14,500,000 shares of the Company’s common stock and the Company substituted 2,000,000 restricted stock awards and options of Solar Power, Inc., a California corporation, with the Company’s restricted stock awards and options on the same terms. There was no common control or related party relationships. However, Mr. Kircher was appointed to the board of directors of Welund Fund, Inc. after the merger agreement was entered into and as a condition to the financing. Mr. Kircher received no compensation in connection with his service as a director of Welund Fund, Inc. Pending consummation of the merger, a special committee was formed by the Welund Fund, Inc. board members for purposes of any and all matters related to the merger, which committee excluded Mr. Kircher due to his interest in Solar Power, Inc., a California corporation. Incident to the financing, Welund Fund, Inc. also changed its name to Solar Power, Inc., a Nevada corporation.
     On December 29, 2006, Merger Sub merged with Solar Power, Inc., a California corporation, pursuant to which Solar Power, Inc., a California corporation, was the surviving entity. As a result of the merger, Solar Power, Inc., a California corporation, became our wholly-owned subsidiary and we discontinued our former operations and business of purchasing sub-prime auto loans. In addition, Solar Power, Inc., a California corporation, received the net proceeds of the private placement made by Solar Power, Inc., a Nevada corporation (formerly Welund Fund, Inc.). In addition, 14,500,000 shares of common stock were issued to Solar Power, Inc., a California corporation, shareholders and 2,000,000 restricted stock awards and options of Solar Power, Inc., a California corporation, were substituted for Solar Power, Inc., a Nevada corporation (formerly Welund Fund, Inc.) stock award and option plan. As a condition and incident to the merger, Messrs. Strasser, Smith and Landa resigned all positions as officers and directors of Solar Power, Inc., a Nevada corporation (formerly Welund Fund, Inc.). At that time, the officers and directors of Solar Power, Inc., a California corporation, became our officers and directors. The merger was structured as a reverse merger, and we became the registrant and the accounting acquirer as a result of the merger.
     In addition, on February 15, 2007, we completed a redomicile into the State of California by merging with and into our wholly-owned subsidiary, Solar Power, Inc., a California corporation, which survived.
Subsidiaries Formation
     On September 27, 2006, the Company established two new subsidiaries, Solar Power Integrators, Commercial, Inc. (SPIC) and Solar Power Integrators, Residential, Inc. (SPIR). These subsidiaries were established to engage in sales, design and installation of solar systems in the commercial, industrial and residential retrofit markets and in the production home builder markets, respectively.
          Unless the context indicates or suggests otherwise reference to “we”, “our”, “us” and the “Company” in this section refers to the consolidated operations of Solar Power, Inc., a California corporation, DRCI and Solar Power, Inc., a Nevada corporation (formerly Welund Fund, Inc.), on a post-Merger and post-Reincorporation basis, and references to “SPI-Nevada” refers to Solar Power, Inc., a Nevada corporation (formerly Welund Fund, Inc.) prior to the Merger and Reincorporation.
          Prior to June 2006, we only manufactured and sold cable, wire and mechanical assemblies. In June 2006 we commenced operations to produce and install solar power systems. Our wholly-owned subsidiaries that commenced their operations in May 2005are International Assembly Solutions, Limited (Hong Kong) (“IAS HK”), and IAS Electronics (Shenzhen) Co., Ltd (“IAS Shenzhen”). Our primary design, fabrication and assembly operations are in China. We believe our China-based manufacturing facility provides us with several competitive advantages, including a highly trained, economical workforce, availability of cost effective land and factory space, and lower raw material costs.

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
          We intend to bring our solar power products to market by utilizing strategic Company-owned store operations and establishing a national franchise network. We plan to open our first retail showroom in the fourth quarter of this year. Company-owned store operations will market, sell and install our products within a locally defined geographic area. We expect to offer superior products and services than our competitors at a value that is recognized by our customer base. Company-owned store operations intend to work directly with all regional and national commercial and residential land use companies. We intend to provide national account representatives who will establish long-term relationships with these prime customers.
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
Change of Control
          On December 29, 2006, the merger with Solar Power, Inc., a Nevada corporation (formerly Welund Fund, Inc.) was completed and as a result Solar Power, Inc., a California corporation became Solar Power, Inc., a Nevada corporation (formerly Welund Fund, Inc.) wholly owned subsidiary. The Merger resulted in a change of control in Solar Power, Inc., a Nevada corporation (formerly Welund Fund, Inc.) management. As a result of the Merger Solar Power, Inc., a Nevada corporation (formerly Welund Fund, Inc.) directors consist of Mr. Kircher, Mr. Kelley, Mr. Cohan, Mr. Nyman, and Mr. Regan and Solar Power, Inc., a Nevada corporation (formerly Welund Fund, Inc.) executive officers consist of Mr. Kircher, as Chief Executive Officer, and Mr. Carnahan, as Chief Financial Officer. In connection with the Merger, Solar Power, Inc., a Nevada corporation (formerly Welund Fund, Inc.) issued the existing shareholders of Solar Power, Inc., a California corporation, an aggregate of 14,500,000 shares of Solar Power, Inc., a Nevada corporation (formerly Welund Fund, Inc.) restricted common stock and substituted 2,000,000 restricted stock awards and options of Solar Power, Inc., a California corporation, with Solar Power, Inc., a Nevada corporation (formerly Welund Fund, Inc.) restricted stock awards and options to purchase shares of Solar Power, Inc., a Nevada corporation (formerly Welund Fund, Inc.) common stock. As a result of the Merger, all amounts of indebtedness owed to Solar Power, Inc., a Nevada corporation (formerly Welund Fund, Inc.) by Solar Power, Inc., a California corporation, totaling $3,746,565, were eliminated.
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
Our Solution
          We offer a broad range of our solar modules, balance-of-system components, and integration services, including system design, installation and maintenance. We source components that are capital intensive to produce, such as solar cells, and rely on our manufacturing and assembly process to efficiently and economically complete our final products. We intend to utilize our in-house expertise to design and customize systems and components to meet each customer’s requirements. Finally, we expect to modify our system components so our installation process time is reduced.
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
Customers
          We currently build and sell cable and harness assemblies to Siemens, assemblies to Flextronics and wire harness assemblies to certain U.S. telecom companies. Customers in this segment who accounted for at least ten percent of our 2006 revenues include Flextronics International at 38.4%, Surge Technologies at 11.7% and Occam Networks at 11.2%. Total 2006 revenues in the cable, wire and mechanical assemblies segment increased by $1,516,604 or by 110.6% over the prior year. Increased Flextronics sales, up by $1,651,605, accounted for the entire segment increase.
          Additionally, we sell photovoltaic systems to a variety of customers including private residential, production home builders and commercial. For the period ended December 31, 2006 the company recorded revenues of approximately $1,493,000 for sales of its photovoltaic systems. Major customers accounting for 10% or more of our photovoltaic revenue were Sun Country Builders (35.1%), Wildlands (15.9%) and Mission Diamond residence (10.2%). All contracts are standard construction contracts and are specific to the job site.
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
Manufacturing and Assembly Capabilities
          Prior to our focus in the solar industry, we previously did not manufacture solar panels. We believe that our experience in manufacturing and assembly operations in China will give us a competitive advantage in the production of solar modules and balance of system products. Our Senior management has broad experience in the manufacturing of liquid crystal displays and electronic module assemblies. The manufacturing and assembly process of these products is not unlike the manufacturing and assembly of solar and balance of system products. Due to the various costs associated with both silicon and subsequent wafer processing, the high cost of solar products has rendered them unmarketable in some geographic areas. The stated goal for some time in the photovoltaic industry has been to reduce manufacturing costs to allow prices to drop to a point where rebates and subsidies are no longer a necessity. We feel our vertically integrated China-based model takes a major step towards the lessening of the rebate dependency.
           We are producing our solar modules and will begin producing balance of system products by the fourth quarter of this year. It is our intent to strive to reduce costs in the overall solar system cost to the end customer with the ultimate goal to make the actual installed cost of solar equivalent to the comparable cost of grid based energy without rebate. These overall reductions in cost will delivered by reducing labor installation costs through better system design and kit packaging and reductions in module and balance of system costs by focusing on driving prices down on these commodity types of products.
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
Factors, Risks and Uncertainties That May Affect our Business
     With the exception of historical facts stated herein, the matters discussed in this report on Form 10-KSB are “forward looking” statements that involve risks and uncertainties that could cause actual results to differ materially from projected results. Such “forward looking” statements include, but are not necessarily limited to statements regarding anticipated levels of future revenues and earnings from the operations of Solar Power, Inc. and its subsidiaries, projected costs and expenses related to our operations, liquidity, capital resources, and availability of future equity capital on commercially reasonable terms. Factors that could cause actual results to differ materially are discussed below. We disclaim any intent or obligation to publicly update these “forward looking” statements, whether as a result of new information, future events or otherwise. Unless the context indicates or suggest otherwise reference to “we”, “our”, “us”, and the “Company” in this section refers to the consolidated operations of Solar Power, Inc., a California corporation, DRCI and Solar Power, Inc., a Nevada corporation (formerly Welund Fund, Inc.), on a post-Merger and post Reincorporation basis, and references to “SPI Nevada” refers to Solar Power, Inc., a Nevada corporation (formerly Welund Fund, Inc.) prior to the Merger and Reincorporation.

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
          In November 2006, Solar Power, Inc., a California corporation, acquired Dale Renewables Consulting, Inc., a California corporation (“DRCI”). Since the acquisition, we have been in the process of integrating DRCI’s business into our business. Despite our efforts, there is no assurance that the acquisition will result in a successful integration. In addition, we are currently exploring additional strategic alliances designed to enhance or complement our technology or to work in conjunction with our technology, increase our manufacturing capacity, provide additional know-how, components or supplies and develop, introduce and distribute products and services utilizing our technology and know-how. Any strategic alliances entered into may not achieve our strategic objectives, and parties to our strategic alliances may not perform as contemplated.
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
          SEC rules require a broker-dealer to provide certain information to purchasers of securities traded at less than $5.00, which are not traded on a national securities exchange or quoted on the NASDAQ Stock Market. Since our common stock is not currently traded on an “exchange,” if the future trading price of our common stock is less than $5.00 per share, our common stock will be considered a “penny stock,” and trading in our common stock will be subject to the requirements of Rules 15g-9015g-9 under the Securities Exchange Act of 1934 (the “Penny Stock Rules”). The Penny Stock Rules require a broker-dealer to deliver a standardized risk disclosure document prepared by the SEC that provides information about penny stocks and the nature and level of risks in the penny stock market. The broker-dealer must also give bid and offer quotations and broker and salesperson compensation information to the prospective investor orally or in writing before or with the confirmation of the transaction. In addition, the Penny Stock Rules require a broker-dealer to make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser’s written agreement to the transaction before a transaction in a penny stock. These requirements may severely limit the liquidity of securities in the secondary market because few broker-dealers may be likely to undertake these compliance activities. Therefore, unless an exemption is available from the Penny Stock Rules, the disclosure requirements under the Penny Stock Rules may have the effect of reducing trading activity in our common stock, which may make it more difficult for investors to sell.
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

          Our corporate headquarters are located in Granite Bay, California in a space of 3,896 square feet. The lease expires in July 2009, and the rent is currently $81,816 per year for the first year, $84,153 for the second year, and $86,491 for the remainder of the lease. On July 25, 2007, the Company entered into an office lease for the relocation of the Company headquarters. The building is located in Roseville, California and has approximately 19,000 square feet. The term of the lease is five years commencing on August 1, 2007 with an initial rent of approximately $343,000 per year and has an option to renew for an additional five years. On July 25, 2007, the Company paid a security deposit and first-months rent of approximately $60,000.
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
          On April 9, 2007, we completed a private placement of 500,000 shares of common stock at a purchase price of $1.00 per share to a foreign accredited investor. We issued the shares in reliance of Regulation S of the Securities Act.

          In December 2006, the Company effected a reverse merger with Welund Fund, Inc. (Welund). The Company was determined to be the accounting acquiror for purposes of recording the transaction. Prior to the reverse merger the Company’s and Welund’s outstanding shares of common stock totaled 14,500,000 and 17,666,667, respectively. Subsequent to the reverse merger the Company issued 100,000 shares of restricted common stock. Accordingly, the outstanding shares of the Company at December 31, 2006 consist of the sum of the shares of the Company, Welund and the shares of restricted common stock. In conjunction with the reverse merger, the Company recorded the net assets of Welund, less direct transaction costs, as an increase to its additional paid in capital.
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
          We issued 1,900,000 stock options and 100,000 restricted stock awards to purchase shares of our common stock. The options have an exercise price of $1.00 and are subject to vesting schedules and terms. Accordingly, as of December 31, 2006, we had 2,000,000 restricted stock awards and options outstanding. The following table provides aggregate information as of December 31, 2006 with respect to all compensation plans (including individual compensation arrangements) under which equity securities are authorized for issuance.

	(a) Number of		Number of securities
	securities to be		remaining available for
	issued upon		future issuance under
	exercise of	Weighted-average	equity compensation
	of outstanding	exercise price of	plans (excluding
	options, warrants	outstanding options	securities reflected
Plan Category	and right	warrants and rights	in column (a))

Equity Compensation Plans approved by security holders	0	0	0

Equity Compensation Plans not approved by security holders	2,800,000 (2)	$1.04	104,000 (1)

Total	2,800,000	$1.04	104,000 (1)

(1)	Includes number of shares of common stock reserved under the 2006 Equity Incentive Plan (the “2006 Plan”) as of December 31, 2006, which reserves 9% of the outstanding shares of common stock of the Company.

(2)	Included 2,000,000 shares of outstanding restricted stock awards or options and 800,000 warrants to purchase the Company’s common stock

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
          The following discussion is presented on a consolidated basis, and analyzes our financial condition and results of operations for the year ended December 31, 2006 and the period from January 18, 2005 (date of inception) to December 31, 2005.
          Unless the context indicates or suggests otherwise reference to “we”, “our”, “us” and the “Company” in this section refers to the consolidated operations of Solar Power, Inc., a California corporation, DRCI and Solar Power, Inc., a Nevada corporation (formerly Welund Fund, Inc.) on a post-Reincorporation basis, and references to “SPI-Nevada” refers to Solar Power, Inc., a Nevada corporation (formerly Welund Fund, Inc.) prior to the Merger and Reincorporation.
Overview
     We are currently engaged in manufacturing and selling cable, wire and mechanical assemblies and in designing, distributing and installing complete photovoltaic systems for industrial, commercial and residential facilities located primarily in the United States. In addition to continuing our business in manufacturing cable, wire and mechanical assemblies, we manufacture photovoltaic modules, utilizing both Monocrystalline and Multicrystalline silicone, in our China factory. Currently, the factory utilizes approximately fifty percent of its capacity. The remaining un-utilized capacity is being reserved for photovoltaic module and balance of system expansion.
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
     Outside of Company-owned store operations, we intend to work with franchisee partners who will have exclusive geographical territories that include specific application focus. Each franchise partner will establish retail operations in a defined geographic area to market, sell and install photovoltaic systems. We anticipate rolling out our franchisee opportunities in late third quarter and early fourth quarter.
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
As a result of the Merger described below, our operations are now conducted through Solar Power, Inc., a California corporation, and our wholly-owned subsidiaries located in California and in China.
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
Background and Corporate History
     We became the registrant through a reverse merger with Solar Power, Inc., a Nevada corporation (formerly Welund Fund, Inc.), on December 29, 2006, and we are considered the accounting acquirer and registrant following that merger. Welund Fund, Inc. was originally incorporated in the State of Delaware on July 16, 2002 under that name, and effective January 2006, pursuant to authorization of its stockholders, it changed its domicile from the State of Delaware to the State of Nevada through a merger with and into its then wholly-owned subsidiary which was a Nevada corporation. On October 4, 2006, it changed its name from Welund Fund, Inc. to Solar Power, Inc., and it effected a one-for-three reverse stock split. For purposes of discussion and disclosure, we refer to the predecessor as Solar Power, Inc., a Nevada Corporation (formerly Welund Fund, Inc.), to distinguish it from the registrant and accounting acquirer, Solar Power, Inc., a California corporation.
          On August 6, 2006, Solar Power, Inc., a California corporation, entered into share exchange agreement with all the shareholders of International Assembly Solutions, Limited (“IAS HK”), which was incorporated in Hong Kong on January 18, 2005 with limited liability. Solar Power, Inc. a California corporation was originally incorporated in the State of California to facilitate creation of a U.S. holding company for IAS HK operations and to engage in sales, installation and integration of photovoltaic systems in the U.S. Pursuant to the share exchange agreements, the equity owners of IAS HK transferred all their equity interest in IAS HK in exchange for a total of 14,000,000 shares of Solar Power, Inc. a California corporation, in November 2006. As a result, IAS HK became a wholly owned subsidiary of Solar Power, Inc., a California corporation. There were a total of sixteen shareholders in IAS Hong Kong including the controlling shareholders Stephen Kircher, Gerald Moore and Bradley Ferrell. Mr. Kircher Chairman of the Board of IAS HK, held dispositive and voting control of 8,100,000 shares or approximately 58% of the outstanding shares. Mr. Kircher remains Chairman of the Board of IAS HK. Mr. Moore and Mr. Ferrell owned 4,100,000 (29%) and 1,500,000 (11%) shares respectively. Neither Mr. Moore nor Mr. Ferrell were directors of IAS HK. IAS HK does not have company officers and management and business decisions were made by Mr. Kircher. Being a group reorganization entered into among entities under common control, the Company combined the historical financial statements of International Assembly Solutions, Limited (organized under the laws of Hong Kong S.A.R.) (“IAS HK”) and its wholly owned subsidiary, IAS Electronics (Shenzhen) Co., Ltd. (“IAS Shenzhen”). Messers Kircher, Moore and Sam Lau were directors of IAS Shenzhen from inception until July 15, 2006, at which time Glenn Carnahan, our CFO replaced Mr. Moore as director. Mr. Kircher makes business decisions for IAS Shenzhen, and it does not have formal officers. The accompanying consolidated financial statements have been restated on a retroactive basis to reflect the 14,000,000 shares of common stock outstanding for all periods presented.
          On August 23, 2006, Solar Power, Inc., a California corporation entered into an Agreement and Plan of Merger with Welund Acquisition Corp., a Nevada corporation (“Merger Sub”) a wholly-owned subsidiary of Solar Power, Inc., a Nevada corporation (formerly Welund Fund, Inc.). On December 29, 2006, Solar Power, Inc., a California corporation, merged with Merger Sub and Solar Power, Inc., a California corporation became a wholly-owned subsidiary of Solar Power, Inc., a Nevada corporation (formerly Welund Fund, Inc.). In connection with the Merger Solar Power, Inc., a Nevada corporation (formerly Welund Fund, Inc.) issued the existing shareholders of Solar Power, Inc., a California corporation an aggregate of 14,500,000 shares of Solar Power, Inc., a Nevada corporation (formerly Welund Fund, Inc.) restricted common stock and substituted 2,000,000 restricted stock awards and options of Solar Power, Inc., a California corporation with Solar Power, Inc., a Nevada corporation (formerly Welund Fund, Inc.) restricted stock awards and options to purchase shares of Solar Power, Inc., a Nevada corporation (formerly Welund Fund, Inc.) common stock. As a result of the Merger, all amounts of indebtedness owed to Solar Power, Inc., a Nevada corporation (formerly Welund Fund, Inc.) by Solar Power, Inc., a California corporation, totaling $3,746,565, were eliminated. As a result of the Merger, we discontinued our former auto loans business and changed our focus and strategic direction and pursued operations in the solar power business. Subsequent to year end, on February 15, 2007, we re-domiciled in the State of California.
     In February 2005 Dale Renewables Consulting, Inc., (“DRCI”), a California corporation was formed to engage in the business of solar modules and systems installation, integration and sales. In May 2006, Solar Power, Inc., a California corporation, and Dale Stickney Construction, Inc., (“DSCI”) the parent of DRCI, agreed in principle on the acquisition of DRCI by Solar Power, Inc., a California corporation, and entered into an operating agreement with DRCI providing that Solar Power, Inc., a California corporation would effectively be responsible for all current operations, liabilities, and revenues, effective June 1, 2006, as contemplated by the proposed merger agreement.
     In August 2006, Solar Power, Inc., a California corporation, and DRCI completed the Agreement and Plan of Merger (the “Merger Agreement”), including the Assignment and Interim Operating Agreement (the “Operating Agreement”) which was an exhibit to the Merger Agreement. The Operating Agreement obligated Solar Power, Inc., a California corporation, to provide all financing necessary for DRCI’s operations subsequent to June 1, 2006 until the consummation of the acquisition in exchange for all the revenues generated from its operations. The Operating Agreement also provided that Solar Power, Inc., a California corporation, was to provide all management activities of DRCI on its behalf from June 1, 2006 until the consummation of the acquisition. The Company has taken the position that DRCI was a variable interest entity based upon the accounting literature found in FIN 46(R), paragraph 5. In addition, based upon FIN 46(R), paragraph 6, footnote 12, the Company had pecuniary interest in DRCI that began on June 1, 2006. Finally, FIN 46(R), paragraph 14 supports the Company’s position to consolidate as of June 1, 2006 because it absorbed DRCI’s losses and had a contractual right to expect residual returns. Solar Power, Inc., a California corporation, acquired DRCI in order to accelerate its entry into the California market for sale and installation of solar systems, including assumption of the installation and construction contracts that DRCI had at that time.
          On November 15, 2006, the Company completed the acquisition of DRCI, paying $1,115,373 in cash in exchange for 100% of the outstanding shares of DRCI. The acquisition of DRCI provided Solar Power, Inc., a California corporation, with an experienced photovoltaic sales and installation team.
          The Company has allocated the purchase price of $1,115,373 to estimated fair values of the acquired assets as follows:

Inventories	$35,341
Other current assets	637,089
Plant and equipment	7,995
Goodwill	434,948

Total	$1,115,373

The estimated fair values of the acquired assets and liabilities may change as the Company completes its valuation procedures and as all direct acquisition costs are determined. The final adjustments resulting from this process are not expected to be material.
          During the fourth quarter, in conjunction with its valuation procedures related to the DRCI acquisition, the Company determined that because of a lack of continuity of interest, the transition did not qualify as a reorganization for tax purposes and should be treated as a purchase of assets with a liquidation target. As a result, the Company revised its purchase price allocation to eliminate the previously recorded deferred tax liability of $267,577, resulting in an offsetting increase to Goodwill.
Critical Accounting Policies and Estimates
     Inventories- Certain factors could impact the realizable value of our inventory, so we continually evaluate the recoverability based on assumptions about customer demand and market conditions. The evaluation may take into consideration historic usage, expected demand, anticipated sales price, product obsolescence, customer concentrations, product merchantability and other factors. The reserve or write-down is equal to the difference between the cost of inventory and the estimated market value based upon assumptions about future demand and market conditions. If actual market conditions are less favorable than those projected by management, inventory reserves or write-downs may be required that could negatively impact our gross margin and operating results.

     Goodwill - Goodwill resulted from our acquisition of DRCI. We perform a goodwill impairment test on an annual basis and will perform an assessment between annual tests in certain circumstances. The process of evaluating the potential impairment of goodwill is highly subjective and requires significant judgment at many points during the analysis. In estimating the fair value of our business, we make estimates and judgments about our future cash flows. Our cash flow forecasts are based on assumptions that are consistent with the plans and estimates we use to manage our business.
     Revenue recognition - In our cable and wire assembly business the Company recognizes the sales of goods when there is evidence of an arrangement, title and risk of ownership have passed (generally upon delivery), the price to the buyer is fixed or determinable and collectibility is reasonably assured. Generally there are no formal customer acceptance requirements or further obligations related to our assembly services once we ship our products. Customers do not have a general right of return on products shipped therefore we make no provisions for returns. We make a determination of our customers’ credit worthiness at the time we accept their order.
     For photovoltaic systems product sales revenue is recognized when there is evidence of an arrangement, title and risk of ownership have passed (generally upon delivery), the price to the buyer is fixed or determinable and collectibility is reasonably assured. Customers do not have a general right of return on products shipped therefore we make no provisions for returns.
     Revenue on photovoltaic system construction contracts is recognized using the percentage of completion method of accounting. At the end of each period, the Company measures the cost incurred on each project and compares the result against its estimated total costs at completion. The percentage derived from this comparison multiplied by the contract price determines the amount of revenue to be recognized. Payment terms are generally defined by the contract and as a result may not match the timing of the costs incurred by the Company and the related recognition of revenue. Such differences are recorded as costs and estimated earnings in excess of billings on uncompleted contracts or billings in excess of costs and estimated earnings on uncompleted contracts. The Company determines its customer’s credit worthiness at the time the order is accepted. Sudden and unexpected changes in customer’s financial condition could put recoverability at risk.
     Our revenue recognition procedure is highly dependent on establishing our initial estimated total cost of completion for each project. Initial estimates are compiled using standard project templates that identify each system component and work activity required for a photovoltaic system implementation. Project managers, who have detailed knowledge of the project, finalize the estimates by incorporating pricing and design changes as well as manpower requirements. Projects with estimated costs in excess of $50,000 are subject to additional review. Our estimates to date have been reasonably accurate. Material variances, where the gross margin has changed more than five percent, have occurred on less than ten percent of our completed projects. We do not anticipate any material changes to the methodology of our estimates or assumptions in the future.
     In our solar photovoltaic business contract costs include all direct material and labor costs and those indirect costs related contract performance, such as indirect labor, supplies, tools, repairs, and depreciation costs. Selling and general and administrative costs are charged to expense as incurred. Provisions for estimated losses on uncompleted contracts are made in the period in which such losses are determined. Changes in job performance, job conditions, and estimated profitability, including those arising from contract penalty provisions, and final contract settlements may result in revisions to costs and income and are recognized in the period in which the revisions are determined
     Product Warranties - In our cable and wire assembly business our current standard product warranty for our mechanical assembly product ranges from one to five years. We offer the industry standard of 25 years for our solar modules and industry standard five (5) years on inverter and balance of system components. Due to the warranty period, we bear the risk of extensive warranty claims long after we have shipped product and recognized revenue.
     In our cable and wire assembly business, historically our warranty claims have not been material. In our solar photovoltaic business our greatest warranty exposure is in the form of product replacement. Since we currently purchase these products from third-party suppliers, their warranties are consistent with industry standards and we have historically specifically disclaimed any warranty obligations. We have historically considered our financial exposure to warranty claims for solar panels and inverters immaterial. Certain photovoltaic construction contracts entered into during the three-month period ended March 31, 2007 included provisions under which the Company agreed to provide warranties to the buyer. As a result the Company recorded the provision for the estimated warranty exposure on these contracts within cost of sales. Since the Company does not have sufficient historical data to estimate its exposure, we have looked to historical data reported by other solar system installers.
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
Determining the appropriate fair value model and calculating the fair value of share-based payment awards require the input of highly subjective assumptions, including the expected life of the share-based payment awards and stock price volatility. The assumptions used in calculating the fair value of share-based payment awards represent management’s best estimates, but these estimates involve inherent uncertainties and the application of management judgment. As a result, if factors change and we use different assumptions, our stock-based compensation expense could be materially different in the future. In addition, we are required to estimate the expected forfeiture rate and only recognize expense for those shares expected to vest. If our actual forfeiture rate is materially different from our estimate, the stock-based compensation expense could be significantly different from what we have recorded in the current period.
     Allowance for doubtful accounts - The Company regularly monitors and assesses the risk of not collecting amounts owed to the Company by customers. This evaluation is based upon a variety of factors including: an analysis of amounts current and past due along with relevant history and facts particular to the customer. It requires the Company to make significant estimates, and changes in facts and circumstances could result in material changes in the allowance for doubtful accounts. At March 31, 2007 and December 31, 2006 the Company has an allowance of approximately $48,000.
Income taxes - We account for income taxes under the liability method. Under this method, deferred tax assets and liabilities are determined based on differences between financial reporting and tax reporting bases of assets and liabilities and are measured using enacted tax rates and laws that are expected to be in effect when the differences are expected to reverse. Realization of deferred tax assets is dependent upon the weight of available evidence, including expected future earnings. A valuation allowance is recognized if it is more likely than not that some portion, or all, of a deferred tax asset will not be realized. Should we determine that we would be able to realize deferred tax assets in the future in excess of the net recorded amount, we would record an adjustment to the deferred tax asset valuation allowance. This adjustment would increase income in the period such determination is made.
Our operations include manufacturing activities outside of the United States. Profit from non-U.S. activities is subject to local country taxes but not subject to United States tax until repatriated to the United States. It is our intention to permanently reinvest these earnings outside the United States. The calculation of tax liabilities involves dealing with uncertainties in the application of complex global tax regulations. We recognize potential liabilities for anticipated tax audit issues in the United States and other tax jurisdictions based on our estimate of whether, and the extent to which, additional taxes will be due. If payment of these amounts ultimately proves to be unnecessary, the reversal of the liabilities would result in tax benefits being recognized in the period when we determine the liabilities are no longer necessary. If the estimate of tax liabilities proves to be less than the ultimate tax assessment, a further charge to expense would result.
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
Use of Estimates
          The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. With respect to the acquisition of DRCI by Solar Power, Inc., a California corporation, the company estimated the fair value of contracts acquired based on certain assumptions to be approximately $637,000. The Company estimated the value of each contract opportunity acquired by estimating the percentage of contracts that would be signed and by applying a comparable acquisition cost to each contract based on the Company’s current sales subcontractor commission rates.
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
          In February 2007, the FASB issued FAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities —Including an amendment of FASB Statement No. 115”, (“FAS 159”) which permits entities to choose to measure many financial instruments and certain other items at fair value at specified election dates. A business entity is required to report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. This statement is expected to expand the use of fair value measurement. FAS 159 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years, and is applicable beginning in the first quarter of 2008. The Company is currently evaluating the impact that FAS 159 will have on its consolidated financial statements.
Recent Events
          On December 29, 2006, the merger with Solar Power, Inc., a California corporation, was completed and as a result Solar Power, Inc., a California corporation became Solar Power, Inc., a Nevada corporation (formerly Welund Fund, Inc.)’s wholly owned subsidiary. The Merger resulted in a change of control in Solar Power, Inc., a Nevada corporation (formerly Welund Fund, Inc.)’s management. As a result of the Merger Solar Power, Inc., a Nevada corporation (formerly Welund Fund, Inc.)’s directors consist of Mr. Kircher, Mr. Kelley, Mr. Cohan, Mr. Nyman, and Mr. Regan and Solar Power, Inc., a Nevada corporation (formerly Welund Fund, Inc.)’s executive officers consist of Mr. Kircher, as Chief Executive Officer, and Mr. Carnahan, as Chief Financial Officer. In connection with the Merger, Solar Power, Inc., a Nevada corporation (formerly Welund Fund, Inc.) issued the existing shareholders of Solar Power, Inc., a California corporation an aggregate of 14,500,000 shares of Solar Power, Inc., a Nevada corporation (formerly Welund Fund, Inc.)’s restricted common stock and substituted 2,000,000 restricted stock awards and options of Solar Power, Inc. a California corporation with Solar Power, Inc., a Nevada corporation (formerly Welund Fund, Inc.)’s restricted stock awards and options to purchase shares of Solar Power, Inc., a Nevada corporatin (formerly Welund Fund, Inc.)’s common stock. As a result of the Merger, all amounts of indebtedness owed to Solar Power, Inc., a Nevada corporation (formerly Welund Fund, Inc.) by Solar Power, Inc. a California corporation, totaling $3,746,565, were eliminated.
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
          On February 15, 2007, we completed our re-domicile into the State of California. The re-domicile was duly approved by both our respective Board of Directors and a majority of our stockholders at our annual meeting of shareholders held on February 7, 2007. The re-domicile was completed by means of a merger of Solar Power, Inc., a Nevada corporation (formerly Welund Fund, Inc.) and its wholly owned subsidiary, Solar Power, Inc. a California corporation, with Solar Power, Inc., a California corporation, being the surviving corporation.
          As of February 15, 2007, each outstanding share of Solar Power, Inc. a Nevada corporation (formerly Welund Fund, Inc.)’s common stock, par value $.0001, was automatically converted into one share, par value $.0001, of Solar Power, Inc., a California corporation’s common stock, all of Solar Power, Inc., a Nevada corporation (formerly Welund Fund, Inc.)’s property, rights, privileges, and powers vested in Solar Power, Inc., a California corporation, and all of Solar Power, Inc., a Nevada corporation (formerly Welund Fund, Inc.)’s debts, liabilities and duties became the debts, liabilities and duties of Solar Power, Inc. a California corporation. Additionally, the Amended and Restated

Articles of Incorporation of Solar Power, Inc., a California corporation and the Bylaws of Solar Power, Inc. a California corporation, became our governing documents. The directors and officers of Solar Power, Inc. a California corporation, immediately prior to the effective date of the re-domicile, continue to be our directors and officers. The re-domicile resulted in no change in our management because all of our directors and officers were also directors and officers of Solar Power, Inc. a California corporation, prior to the re-domicile.
          On March 21, 2007 we, through our wholly-owned subsidiary, Solar Power Integrators, Commercial, Inc. (“SPIC”) entered into a General Partnership Agreement with J.R. Conkey and Associates, Inc. (“JRC”). The partnership will engage in the sales, design and installation of solar systems in certain market segments for solar contracts within California. As initial capital contributions to the partnership, JRC is contributing $25,500 and SPIC is contributing $24,500. JRC is the managing partner of the partnership and will manage and conduct the day-to-day business affairs of the partnership. Additionally, JRC will be responsible for all marketing and sales efforts, establishing and maintaining customer relationships, and contract management. James R. Conkey, a principal of JRC, invested $100,000 and received 100,000 shares in Solar Power, Inc., a Nevada corporation (formerly Welund Fund, Inc.) private placement in October 2006. SPIC will be responsible for exclusively supplying all solar panels or other solar materials to the partnership for installation, and the design, engineering, and installation of all solar systems for customers, at contracted prices to SPIC. SPIC will control financial and accounting records. The Company has determined that this partnership will be subject to consolidation based on its interpretation of FIN 46(R) Consolidation of Variable Interest Entities (as amended). Specifically under FIN 46(R), paragraph 5(a)(4), the Company has additional risk with loans that will be advanced to the partnership. Currently, no activity has occurred in the partnership. Neither JRC or the Company has contributed initial capital or performed any of the stated responsibilities.
     On April 9, 2007, we entered into our standard Securities Purchase Agreement with E-Ton Solar Tech, Co., Ltd., (E-Ton) a foreign accredited investor as part of a private placement to raise $500,000 (the “Financing”). In connection with the Financing, we sold an aggregate of 500,000 shares of restricted common stock par value $0.0001 per share, at a purchase price of $1.00 per share (the per share value of our most recent private placement) for an aggregate sale price of $500,000 to E-Ton. E-Ton is a supplier but not a related party to the Company. These shares are not included in the shares being registered in our registration statement with the Securities and Exchange Commission.
     On April 12 and 17, 2007 the Company issued standby letters of credit totaling $800,000 to two suppliers, Sharp Electronics and Kyocera Solar. The letters of credit were issued in support of the Company’s line of credit with these suppliers. These suppliers have no interest in the Company and are not considered related parties. The term of the letters of credit are twelve months and are collateralized by $800,000 of the Company’s cash.
     On April 17, 2007, the Company entered into a Deposit Receipt and Real Estate Purchase Contract (the “Agreement”) to purchase real property located at 1115 Orlando Avenue in the city of Roseville, California (the “Property”) from GSJ Company, LLC, a California limited liability company (“Seller”). The Property consists of an approximately 19,054 square foot office building situated on approximately 2.45 acres. Pursuant to the Agreement, we made an initial deposit of $25,000 toward a total purchase price of $4,725,000. Upon execution of the Agreement, the title company established an escrow with instructions consistent with the terms of the Agreement (the “Escrow”), which provides for a closing on or before 15 days from the expiration of an investigation period (“Investigation Period”). The Investigation Period provides that we have 30 days commencing on the date that Seller furnishes certain documents, to investigate the Property, including its value, zoning, unrecorded encumbrances, income and expenses relating to the Property, environmental, entitlement and building matters affecting the Property, and its condition. Prior to the expiration of the Investigation Period, if we are dissatisfied with any of the above-referenced matters in connection with the Property, we may cancel the Agreement, and our initial deposit will be refunded. If we do not give notice of our intent to cancel the Agreement within 2 days of the expiration of the Investigation Period, we will then make an additional deposit of $75,000. On June 14, 2007, the Agreement was amended to extend the Investigation Period to July 6, 2007. Pursuant to the terms of the Agreement, all bonds and assessments that are a lien as of the date of execution of the Agreement will be assumed by us. All bonds and assessments that become a lien after the date of execution will be assumed by us at our sole option; if we elect not to assume such bonds and assessments becoming a lien at such time, then the Seller may either pay them in full or the Agreement will terminate with all deposits being returned. CB Richard Ellis, Inc. is acting as broker in connection with the purchase of the Property and will be receiving 4% of the total purchase price as a commission for their services, of which 1% will go to John E. Hartman as a referral fee. The Agreement further provides that if this transaction is not consummated due to our default, the Seller is entitled to retain all deposits that have actually been made by us, as liquidated damages. In addition, the Agreement provides for a leaseback to the Seller, who is currently occupying the Property, allowing for the extension of the Seller’s current occupancy for approximately one week following the close of Escrow. Pursuant to the terms of an Addendum to the Agreement, the Property is being sold “as is,” except for certain customary representations and warranties made by the Seller. Further, after the close of Escrow, we agree to a general release of all claims against the Seller made in relation to the Agreement or the Property. These are no related parties involved in this transaction. On July 6, 2007 the Company terminated the contract without financial penalty and impact to the Company’s financial statements.

          On June 1, 2007, the Company, through its wholly-owned subsidiary IAS Electronics (Shenzhen) Co., Ltd. entered into a $900,000 line of credit with China Merchants Bank. The term of the agreement is one year and has an annual interest rate of 6.75%. Payments are interest only with principal due at the end of the term. As of August 2, 2007, the Company had borrowings of approximately $528,000 against the line.
     On June 5, 2007, the Company entered into a capitalized lease agreement with California First Leasing Corporation to finance the purchase approximately $581,000 of software and hardware. The term of the lease is thirty-six months; the Company paid an initial security deposit of approximately $9,000 and secured the lease with a letter of credit collateralized by the Company’s cash deposits. As of August 2, 2007, approximately $225,000 had been funded by the leasing company.
          On June 8, 2007, the Company issued a standby letter of credit in the amount of $1,000,000 in favor of China Merchants Bank as collateral for the line of credit of its subsidiary, IAS Electronics (Shenzhen) Co., Ltd. The letter of credit is for a term of one year and is secured by the Company’s cash deposits.
          On June 20, 2007, the Company issued a standby letter of credit to California First Leasing Corporation in the amount of $284,367 as security for a capital lease agreement. The term of the letter of credit is one year and is secured by the Company’s cash deposits.
          On July 31, 2007, that letter of credit was increased to $601,100 to secure an increase to principal and interest to the capital lease agreement.
          On July 25, 2007, the Company entered into an office lease for the relocation of the Company headquarters. The building is located in Roseville, California and has approximately 19,000 square feet. The term of the lease is five years commencing on August 1, 2007 with an initial rent of approximately $343,000 per year and has an option to renew for an additional five years. On July 25, 2007, the Company paid a security deposit and first-months rent of approximately $60,000.
Results of Operations
Comparison of the year ended December 31, 2006 to the period from January 18, 2005 (date of inception) to December 31, 2005
          Net sales — Net sales for the year ended December 31, 2006 increased 219.4% to $4,381,151 from $1,371,731 for January 18, 2005 (date of inception) to December 31, 2005. Net sales in the cable, wire and mechanical assembly segment increased 110.7% to $2,888,335 from $1,371,131 for the comparative period primarily from increase sales to one customer. Net sales in the photovoltaic installation, integration and product sales segment were $1,492,816. There were no comparative sales for January 18, 2005 (date of inception) to December 31, 2005. The Company did not operate in this segment during 2005.
          Cost of goods sold — Cost of goods sold were $2,894,545 (66.1% of net sales) and $484,146 (35.3% of net sales) for the year ended December 31, 2006 and January 18, 2005 (date of inception) to December 31,2005, respectively. Cost of goods sold in the cable, wire and mechanical assembly segment were $1,590,171 (55.0% of net sales) for the year ended December 31, 2006 compared to $484,146 (35.3% of net sales) for the eleven-month period ended December 31, 2005. The increase is attributable to product mix and additional overhead created by the move to the Company’s new manufacturing facility in Shenzhen. In 2005 the Company leased a smaller facility. Cost of goods sold in the photovoltaic installation, integration and product sales segment was $1,304,374 (87.4% of net sales). There is no comparative data for January 18, 2005 (date of inception) to December 31, 2005. The Company did not operate in this segment during 2005.
          General and administrative expenses — General and administrative expenses were $2,307,499 for the year ended December 31, 2006 and $1,013,289 for the eleven-month period ended December 31, 2005, an increase of 127.7%. As a percentage of net sales, general and administrative expenses were 52.7% and 73.9%, respectively. The increase in actual cost is primarily due to the increase in employee related expense, infrastructure costs and professional fees associated with the start-up of our photovoltaic solar business and stock compensation expense. Significant elements of general and administrative expenses for the year ended December 31, 2006 include employee related expense of $576,000, information technology costs of $99,000, professional and consulting fees of $787,000, rent of $47,000, travel and lodging of $97,000 and stock compensation expense of $338,000 and bad debt expense of $48,000. This bad debt expense pertains to one customer who only purchased products. This customer had made two good faith installment payments and a commitment to pay the full balance subsequent to year end. All other customers have paid timely.
          Sales, marketing and customer service expense — Sales, marketing and customer service expenses were $1,178,598 for the year ended December 31, 2006 and $568 for January 18, 2005 (date of inception) to December 31, 2005.

As a percentage of net sales, sales, marketing and customer service expenses were 26.9% and 0.0%. The increase in cost is primarily due to increases in payroll, marketing costs and business development costs associated with the start-up of our photovoltaic solar business. Significant elements of sales, marketing and customer service expense for the year ended December 31, 2006 were payroll related expenses of $162,000, marketing and business development costs of $851,000 (consisting of $66,000 related to new business development, $331,000 related to the consolidation of certain operating expenses of DRCI as a result of the Company’s Operating Agreement and $454,000 of other assets and sales expenses resulting from the acquisition of DRCI), professional fees of $62,000 and travel and lodging costs of $24,000.
          Interest expense — Interest expense increased to $90,157 for the year ended December 31, 2006 from $11,367 for January 18, 2005 (date of inception) to December 31, 2005, an increase of 693.1%. As a percentage of net sales, interest expense was 2.1% and 1.0%, respectively. The increase is a result of the Company’s increased short-term working capital borrowings.
          Other income — Other income for the year ended December 31, 2006 was $16,589 and $2,016 for January 18, 2005 (date of inception) to December 31, 2005. The significant component of other income was income of $16,211 for the sale of scrap.
          Net loss — The net loss for the year ended December 31, 2006 was $2,129,388. The net loss for January 18, 2005 (date of inception) to December 31, 2005 was $114,584. The significant costs incurred to startup our photovoltaic solar business was the driver of the increased operating loss.
Liquidity and Capital Resources
          A summary of the sources and uses of cash and cash equivalents is as follows:

		For the period
		January 18, 2005
		(date of inception)
	Year ended December	to December 31,
	31, 2006	2005

Net cash used in operating activities	$(3,003,750)	$(163,467)
Net cash provided by (used in) investing activities	13,588,026	(17,149)
Net cash provided by financing activities	745,000	245,001

Net increase in cash and cash equivalents	$11,329,276	$64,385

          From our inception until the closing of our private placement on October 4, 2006, we financed our operations primarily through short-term borrowings. We received net proceeds of approximately $14,500,000 from the private placement made by Solar Power, Inc., a Nevada corporation (formerly Welund Fund, Inc.) when we completed our reverse merger with them in December 2006. As of December 31, 2006 we had approximately $11,394,000 in cash and cash equivalents.
          Net cash used in operating activities of $3,003,750 for the year ended December 31, 2006 was primarily a result of a net loss of $2,129,388, less non-cash items included in net income, including depreciation of $18,642 related to property and equipment, amortization of intangibles related to our acquisitions of $709,581, stock-based compensation expense of $338,025, which was the effect of the adoption of SFAS No. 123(R), bad debt expense of $47,624, reversal of the deferred tax asset recorded in 2005 of $21,039 and loss on disposal of fixed assets of $3,429. Also contributing to cash used in operating activities were an increase in our accounts receivable of $1,307,273 as a result of increased sales in our cable, wire and mechanical assemblies segment and sales in our new solar photovoltaic business segment, an increase in our inventories of $2,170,614 primarily related to our solar photovoltaic business and increases in prepaid expenses and other current assets of $1,025,725 offset by an increase in our accounts payable of $1,272,620 related to our increased inventory, an increase in income tax liability of $35,290, an increase in billings in excess of costs and costs in excess of billings, net of $6,087 and an increase in accrued liabilities of $1,176,913 resulting primarily from increased customer deposits of $347,975.
          Net cash used in operating activities was $163,467 for January 18, 2005 (date of inception) to December 31, 2005. The primary items contributing to cash used in operating activities were our net operating loss of $114,584, less non-cash items included in net income, including depreciation of $1,686 and increase in our deferred tax asset of $21,039, increases in our accounts receivable, inventory, and prepaid expenses and other current assets of $209,341 offset by increases in our accounts payable and accrued liabilities of $179,811.
     Net cash generated from investing activities of $13,588,026 for the year ended December 31, 2006 primarily relates to our merger and acquisitions. We received $14,997,932 from our merger with Solar Power, Inc., a Nevada corporation (formerly Welund Fund, Inc.). We used $1,115,373 of cash to acquire Dale Renewables Consulting, Inc., $75,000 for the acquisition of certain contractual rights from a third party for the design and installation of photovoltaic systems and $219,533 to acquire property, plant and equipment. We expect to use the remaining cash generated from our merger to expand our China manufacturing facility to assemble solar modules and ramp our sales, marketing and integration resources, and a source of working capital.
          Net cash used in investing activities was $17,149 for January 18, 2005 (date of inception) to December 31, 2005. Acquisition of property, plant and equipment accounted for all of the cash used in investing activities.
     Net cash generated from financing activities was $745,000 for the year ended December 31, 2006 and is comprised of $425,000 of net proceeds from the issuance of common stock and $320,000 from working capital loans. These loans were repaid in full in January 2007 from cash we received from our merger with Solar Power, Inc., a Nevada corporation (formerly Welund Fund, Inc.).
     Cash generated from financing activities was $245,001 for January 18, 2005 (date of inception) to December 31, 2005. We generated $245,000 of this cash from short-term loans to fund our working capital requirements. This loan was repaid in full in January 2007.
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
          Contractual Obligations
          The following table outlines payments due under our significant contractual obligations over the periods shown, exclusive of interest:

Contract Obligations at					More than 5
December 31, 2006	Total	Less than 1 year	1-3 years	3-5 years	years

Short term debt
Loan payable	$245,000	$245,000	$—	$—	$—
Loan payable - related party	320,000	320,000	—	—	—

	565,000	565,000	—	—	—

Operating obligations
Shenzhen factory	434,186	168,072	266,114	—	—
Granite Bay corporate office	211,552	82,985	128,567	—	—
Shenzhen housing	78,855	25,771	53,084	—	—

	724,593	276,828	447,765	—	—

Shenzhen factory renovations	163,083	163,083	—	—	—

Total contractual obligations	$1,452,676	$1,004,911	$447,765	$—	$—

     The above table outlines our obligations as of December 31, 2006 and does not reflect any changes in our obligations that have occurred after that date.
Off-Balance Sheet Arrangements
          At December 31, 2006, we did not have any transactions, obligations or relationships that could be considered off-balance sheet arrangements .
ITEM 7 — FINANCIAL STATEMENTS
          The Financial Statements that constitute Item 7 are included at the end of this report beginning on page F-1.

ITEM 8 — CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
          On August 16, 2004, Solar Power, Inc., a Nevada corporation (formerly Welund Fund, Inc.) engaged the accounting firm of Hansen, Barnett & Maxwell (“Hansen”) as its independent accountants to audit its financial statements for the fiscal year ending December 31, 2004 and December 31, 2005. The appointment of new independent accountants was approved by its Board of Directors.
          On December 29, 2006, Solar Power, Inc., a Nevada corporation (formerly Welund Fund, Inc.)’s Board of Directors dismissed Hansen as its independent accountant following Hansen’s review for the quarter ended September 30, 2006. Hansen’s report on Welund Funds, Inc.’s balance sheet as of December 31, 2005, and the related statements of operations, shareholders’ equity (deficit) and cash flows for the years ended December 31, 2005 and 2004 and for the period from July 16, 2002 (date of inception) through December 31, 2005, did not contain an adverse opinion or a disclaimer of opinion, was not modified as to uncertainty, audit scope or accounting principles, and contained an explanatory paragraph stating that there was substantial doubt about the Company’s ability to continue as a going concern.
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
          During the period from July 16, 2002 (inception) through fiscal year end December 31, 2005, further through December 31, 2006, Hansen did not advise Solar Power, Inc., a Nevada corporation (formerly Welund, Inc.) on any matter set forth in Item 304(a)(1)(iv)(B) of Regulation S-B. Hansen has furnished us with a letter addressed to the SEC stating whether or not it agrees with the above statements.
     On January 2, 2007, the Board of Directors of Solar Power, Inc., a California corporation dismissed BDO McCabe Lo Limited as its independent accountant following BDO McCabe Lo Limited’s audit of its financial statements (formerly International Assembly Solutions, Limited) for the fiscal year ended December 31, 2005. During the period ended December 31, 2005, the audit report of BDO McCabe Lo Limited on Solar Power, Inc., a California Corporation did not contain an adverse opinion or disclaimer of opinion with respect to the Company’s balance sheet as of December 31, 2005, and the related statements of operations, shareholders’ equity (deficit) and cash flows, and was not modified as to uncertainty, audit scope or accounting principles, and contained an explanatory paragraph stating there was substantial doubt about the Company’s ability to continue as a going concern. There have been no disagreements with BDO McCabe Lo Limited on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreement, if not resolved to the satisfaction of BDO McCabe Lo Limited, would have caused them to make reference to the subject matter of the disagreement(s) in connection with their report. On January 2, 2007, Solar Power, Inc., a Nevada corporation, engaged Macias Gini & O’Connell LLP to audit its financial statements, and upon the merger and re-domicile of Solar Power, Inc. a Nevada corporation with its wholly owned subsidiary Solar Power, Inc., a California corporation, Macias Gini & O’Connell LLP became the auditors for Solar Power, Inc., a California corporation, thus effectively replacing BDO McCabe Lo Limited as of that date. BDO McCabe Lo Limited remains the independent accountant of International Assembly Solutions, Limited, the wholly owned subsidiary of the Company.
          On January 2, 2007, Solar Power, Inc., a Nevada corporation (formerly Welund Fund, Inc.) engaged Macias Gini & O’Connell LLP (“Macias”) to audit its financial statements for the fiscal year ended December 31, 2006, and to serve as its independent registered public accounting firm for its 2007 fiscal year. During the period from July 16, 2002 (inception) through fiscal year end December 31, 2005, and further through the subsequent interim periods ended March 31, 2006, June 30, 2006 and September 30, 2006, Solar Power, Inc., a Nevada corporation (formerly Welund Fund, Inc.) did not consult with Macias regarding (i) the application of accounting principles to a specific transaction, either completed or contemplated, or the type of audit opinion that might be rendered on our financial statements, and no written report or oral advice was provided to us that was an important factor to be considered by us in reaching a decision as to an accounting, auditing or financial reporting issue; or (ii) any matter that was either the subject of a disagreement, as that term is defined in Item 304(a)(1)(iv)(A) of Regulation S-B or an event, as that term is defined in Item 304(a)(1)(iv)(B) of Regulation S-B.
          Macias was previously engaged by Dale Renewables Consulting, Inc. (“DRCI”) and Solar Power Inc. (SPI), a

California corporation and now our wholly owned subsidiary, to audit DRCI’s financial statements for the period from July 26, 2005 (date of inception) to December 31, 2005, in connection with an Agreement and Plan of Merger entered into between Solar Power, Inc., a California corporation, and DRCI (the “DRCI Merger”). The DRCI Merger was consummated on November 15, 2006. At the request of the independent auditors of Solar Power, Inc., a California corporation, Macias performed certain limited interim review procedures on the operations of DRCI for the nine months ended September 30, 2006 in conjunction with their review of the interim financial information of Solar Power, Inc., a California corporation for the period then ended.

ITEM 8A — CONTROLS AND PROCEDURES
          Our management, with the participation and under the supervision of our principal executive officer and our principal financial officer, reviewed and evaluated the effectiveness of the design and operation of our disclosure controls and procedures, as of the end of the fiscal year covered by this report, as required by Securities Exchange Act Rule 13a-15, and concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed in our reports filed with the Securities and Exchange Commission pursuant to the Securities Exchange Act of 1934 is accumulated and communicated to management timely, including our principal executive officer and principal financial officer. Based on this evaluation, our principal executive officer and principal financial officer have concluded that, as of the end of the fiscal year covered by this report, our disclosure controls and procedures are effective to ensure that we record, process, summarize, and report information required to be disclosed in the reports we filed under the Securities Exchange Act of 1934 within the time periods specified by the Securities and Exchange Commission’s rules and regulations. During the year ended December 31, 2006, there have been no changes in our internal control over financial reporting, or to our knowledge, in other factors, that have materially affected or are reasonably likely to materially affect our internal controls over financial reporting. Additionally, our independent auditors identified certain significant weaknesses in our internal control which is separately or in aggregate were not considered to be material weaknesses. We are in the process of implementing additional processes to remediate these significant weaknesses in our internal control.
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

Person	Age	Position
Stephen C. Kircher	53	Chairman of the Board of Directors, Chief Executive Officer

Larry D. Kelley	61	Director, Member of Audit Committee and Compensation Committee

Timothy B. Nyman	56	Director, Member of Compensation Committee and Governance & Nominating Committee

Ronald A. Cohan	65	Director, Chairman of Compensation Committee and Governance & Nominating Committee, Member of Audit Committee

D. Paul Regan	60	Director, Chairman of Audit Committee

Glenn E. Carnahan	44	Chief Financial Officer

Bradley J. Ferrell	30	Chief Operating Officer

Alan M. Lefko	59	Vice President of Finance and Secretary

Todd Lindstrom	40	Vice President of Operations

Jeffrey G. Winzeler	47	President of wholly-owned subsidiary
Our Directors and Executive Officers

          Stephen C. Kircher has served as the Chairman of our Board of Directors since September 2006. Mr. Kircher has served as our Chief Executive Officer and President since December 29, 2006. Mr. Kircher served as the Chief Executive Officer and Chairman of the Board of Directors of Solar Power, Inc., a California corporation, since its inception in May 2006. Mr. Kircher has also served as the Chairman of the Board of Directors of IAS HK and IAS Shenzhen since their inception. Just prior to forming IAS HK, Mr. Kircher served as a consultant to International DisplayWorks, Inc. from December 2004 through April 2006. Previously, Mr. Kircher served as the Chairman and Chief Executive Officer of International DisplayWorks, Inc. from July 2001 until December 2004. Mr. Kircher has a Bachelor of Arts degree from the University of California, San Diego. He is currently serving as a director for JM Dutton & Associates.
          Larry D. Kelley has served as our director since December 29, 2006. Prior to the Merger, Mr. Kelley has served as a director of Solar Power, Inc., a California corporation, since August 2006. Mr. Kelley has been and is President and partner of McClellan Business Park, LLC since 1999, where he acts as Chief Operating Officer and Managing Member. Mr. Kelley has been and is the President and Chief Executive Officer of Stanford Ranch I, LLC, a 3,500-acre master planned community in Rocklin, California. Mr. Kelley has served as the President and CEO of Stanford Ranch, LLC since 1996, and in this capacity oversees the daily operations. Mr. Kelley has been involved in real estate for twenty-nine years. Previously he spent ten years (from 1978 to 1988) with US Home Corporation, one of the nation’s largest homebuilders. He served in various positions including Vice President Operations of US Home Corporation and President of Community Development, a division of US Home Corporation, where he was responsible for the acquisition, development and marketing of numerous master-planned communities in ten states. Mr. Kelley received a Bachelors of Science in Industrial Engineering from Texas A&M. In addition, he received a Masters of Business Administration from Harvard Business School.
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
          Glenn E. Carnahan has served as our Chief Financial Officer since December 29, 2006. Mr. Carnahan has served as the Chief Financial Officer of Solar Power, Inc., a California corporation, since May 2006. Mr. Carnahan has served as a director of IAS HK since June 2006 and as a director of IAS Electronics (Shenzhen) since July 2006.

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
          Bradley J. Ferrell has served as Chief Operating Officer and Senior Vice President, Marketing and Sales ofSolar Power, Inc., a California corporation, since August 2006 and is one of the original founders of IAS HK. Since 2003, Mr. Ferrell was the Vice President of Sales and Marketing for International DisplayWorks, Inc. (IDW). In this role, he directed worldwide sales where grew revenue from $10 million in 2001 to over $100 million in FY 2006. Mr. Ferrell began working for IDW in 2001 as a Production Coordinator with the primary focus on Hong Kong and China operations. In 2002, he was appointed Domestic Sales Manager. Prior to joining IDW, Mr. Ferrell worked as an analyst in the technology sector of a brokerage firm. Mr. Ferrell received his Bachelor of Arts in Economics from Southern Methodist University.
          Alan M. Lefko has served as Vice President of Finance of Solar Power, Inc. a California corporation, since December 2006. Mr. Lefko has served as a director of IAS HK since May 2007 . From July 2004 through December 2006 Mr. Lefko served as Vice President Finance and Corporate Secretary of International DisplayWorks, Inc, a manufacturer of liquid crystal displays and display modules. From February 2000 to July 2004 Mr. Lefko was Corporate Controller if International DisplayWorks, Inc. From July 1999 to January 2000, Mr. Lefko was the Chief Financial Officer of The Original Bungee Company (“Bungee”) in Oxnard, California, a manufacturer and distributor of stretch cord and webbing products. Mr. Lefko was responsible for the reorganization of Bungee’s financing structure, establishment of an asset based lending program and implementation of cost accounting systems and controls. From 1989 to 1999, Mr. Lefko served as Chief Financial Officer and Controller of Micrologic, a manufacturer and distributor of Global Positioning Systems and Vikay America, Inc., a subsidiary of Vikay Industrial (Singapore) Limited, based in Chatsworth, California. Mr. Lefko has a BA degree in Business Administration and Accounting from California State University, Northridge, California.
          Todd Lindstrom has served as the Vice President of Operations of Solar Power, Inc, a California corporation, since November 2006. Mr. Lindstrom brings over 18 years of experience in construction and construction-related industries to Solar Power, Inc. From 2001 to 2005, Mr. Lindstrom has been directly involved in the development and financing of over $80 million of photovoltaic solar projects for commercial, residential and government clients throughout California. From 2004 to 2005, Mr. Lindstrom was the Vice President of Sun Power and Geothermal Energy. From 2001 to 2003, Mr. Lindstrom served as Vice President of the Electric and Gas Industry Association. From 1999 to 2001, Mr. Lindstrom worked nationally as Vice President of Dealer Relations for CarsDirect.com. As a founding employee, Mr. Lindstrom was directly involved in the growth of this company from four employees to 625 employees, and over $250 million in annual sales. In 1990 Mr. Lindstrom started his own construction company. To enhance his construction company, Mr. Lindstrom purchased a Floor Coverings International (FCI) franchise, which he quickly developed into the second largest volume franchise in the FCI system. Mr. Lindstrom is an alumnus of California State University, Sacramento where he focused on Marketing and Public Relations.
     Jeffrey G. Winzeler has served as the President of our wholly owned subsidiary Yes! Solar, Inc. since June 2007. He joined Solar Power, Inc. in January 2007. Previously Mr. Winzeler served as International Display Work’s as Chief Operating Officer and as Chief Financial Officer. Mr. Winzeler previously served as Group Controller for Intel Corporation in Folsom, California, where he was responsible for all fiscal aspects of the $2 billion Flash memory division. Prior to his position with the Flash memory division, Mr. Winzeler was the Controller for the Penang, Malaysia-based Worldwide Assembly division, where he served as manufacturing controller. Previously, he served as controller at Intel’s largest eight-inch wafer manufacturing facility, and as operations controller for facilities in Jerusalem and Haifa, Israel. Mr. Winzeler is a graduate of the University of Idaho where he majored in Finance.
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
          In connection with the Merger with Solar Power, Inc. a California corporation, Solar Power, Inc. a Nevada corporation (formerly Welund Fund, Inc.), substituted 2,000,000 shares of Solar Power, Inc. a California corporation, restricted stock awards and options for options to purchase shares of our common stock at $1.00 per share subject to certain vesting conditions and terms, which included options held by our directors and executive officers. As a result of the substitution of options in the Merger, as of fiscal year ended December 31, 2006, certain directors and executive officers were issued our restricted stock awards and options to purchase shares of our common stock.
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

Summary Compensation Table
						Non-Equity	All Other
Name and Principal		Salary	Bonus	Stock Awards	Option Awards	Incentive Plan	Compensation		Total
Position	Year	($)	($)	($)	($)	Compensation ($)	($)		($)

Robert Freiheit (1)	2006	$-0-	$-0-	$-0-	$-0-	$-0-	$-0-		$-0-
Former Chief	2005	$-0-	$-0-	$-0-	$-0-	$-0-	$-0-		$-0-
Executive Officer, Treasurer, Secretary and Director

Steven Strasser (2)	2006	$-0-	$-0-	$-0-	$-0-	$-0-	$-0-		$-0-
Former President	2005	$-0-	$-0-	$-0-	$-0-	$-0-	$-0-		$-0-
and Director

Terrell W. Smith (3)	2006	$-0-	$-0-	$-0-	$-0-	$-0-	$62,375	(4)	$62,375
Former	2005	$-0-	$-0-	$12,500 (8)	$-0-	$-0-	$23,700	(4)(10)	$36,200
Vice-President Treasurer, and Director

Summary Compensation Table
							Non-Equity	All Other
Name and Principal		Salary	Bonus	Stock Awards	Option Awards		Incentive Plan	Compensation	Total
Position	Year	($)	($)	($)	($)		Compensation ($)	($)	($)

Howard Landa (5)	2006	$-0-	$-0-	$-0-	$-0-		$-0-	$-0-	$-0-
Former Secretary	2005	$-0-	$-0-	$12,500 (8)	$-0-		$-0-	$12,500 (9)	$25,000
and Director

Stephen C. Kircher (6)	2006	$-0-	$-0-	$-0-	$153,200(	7)(13)	$-0-	$-0-	$153,200
Chief Executive	2005	$-0-	$-0-	$-0-	$-0-		$-0-	$-0-	$-0-
Officer and Director

Glenn E. Carnahan (8)	2006	$-0-	$-0-	$-0-	$153,200(	9)(13)	$-0-	$-0-	$153,200
Chief Financial	2005	$-0-	$-0-	$-0-	$-0-		$-0-	$-0-	$-0-
Officer

Robert Henrichsen(10)	2006	$-0-	$-0-	$-0-	$-0-		$-0-	$-0-	$-0-
Former Director	2005	$-0-	$-0-	$-0-	$-0-		$-0-	$-0-	$-0-

Bradley J. Ferrell (11)	2006	$-0-	$-0-	$-0-	$153,200(	12)(13)	$-0-	$-0-	$153,200
Chief Operating	2005	$-0-	$-0-	$-0-	$-0-		$-0-	$-0-	$-0-
Officer of Solar Power, Inc. a California corporation

(1)	As a condition of entering into the merger agreement Mr. Freiheit resigned all of his positions with Solar Power, Inc., a Nevada corporation (formerly Welund Fund, Inc.) on August 22, 2006. Although, no compensation was paid to our former directors and officers, Mr. Freiheit, our former director and Chief Executive Officer has received certain benefits indirectly through servicing fees paid to his affiliates for administering the loan portfolio and for rental of office space. Total rental expense for the three months and nine months ended September 30, 2006 was $6,900 and $20,700, respectively. Total rental expense for the three months and nine months ended September 30, 2005 was $5,400 and $12,600, respectively. In connection with the servicing of the auto loans, the Company pays Accredited Adjusters, LLC, an affiliate of Mr. Freiheit, to service and administer the loans for a monthly fee equal to 1/2% of the outstanding principal balance. The fee for the three months and nine months ended September 30, 2006 for servicing the loans was $442 and $1,897, respectively. The fee for the three months ended September 30, 2005 and for the period from March 30, 2005 through September 30, 2005 for servicing the loans was $1,445 and $3,209, respectively. During the three months and the nine months ended September 30, 2006, the Company incurred consulting fees with Village Auto, an affiliate of Mr. Freiheit, in the amount of $6,800 and $10,000, respectively.

(2)	On August 9, 2006, Mr. Strasser was appointed as our President and Director. Mr. Strasser resigned all of his positions with Solar Power, Inc., a Nevada corporation (formerly Welund Fund, Inc.) on December 29, 2006.

(3)	On August 9, 2006, Mr. Smith was appointed as our Vice-President, Treasurer and Director. Mr. Smith resigned all of his positions with Solar Power, Inc., a Nevada corporation (formerly Welund Fund, Inc.) on December 29, 2006.

(4)	Reflects other compensation Mr. Smith received in legal fees for legal services provided to us.

(5)	On August 22, 2006, Mr. Landa was appointed as our Director and Secretary. As a condition of the merger Mr. Landa resigned all of his positions with Solar Power, Inc., a Nevada corporation (formerly Welund Fund, Inc.) on December 29, 2006.

(6)	On September 5, 2006, Mr. Kircher was appointed as our Chairman. On December 29, 2006, Mr. Kircher was appointed as our Chief Executive Officer.

(7)	Reflects substitution options issued to Mr. Kircher for his Solar Power, Inc., a California corporation, options in connection with the Merger. The options were originally granted to Mr. Kircher by Solar Power, Inc., a California corporation, for his services rendered to Solar Power, Inc., a California corporation. In connection with the substitution, Mr. Kircher was granted 100,000 options to purchase our common stock at an exercise price of $1.00 with a term of 5 years, and 100,000 performance based options at an exercise price of $1.00 which vesting will be determined on December 31, 2010. As of the grant date on December 28, 2006, 25% of the five-year options vested and 25% of the options are scheduled to vest on each anniversary date. The options were fair-valued using the Black-Scholes valuation model.

(8)	On December 29, 2006, Mr. Carnahan was appointed as our Chief Financial Officer.

(9)	Reflects substitution options issued to Mr. Carnahan for his Solar Power, Inc., a California corporation options in connection with the Merger. The options were originally granted to Mr. Carnahan by Solar Power, Inc., a California corporation, for his services rendered to Solar Power, Inc., a California corporation. In connection with the substitution, Mr. Carnahan was granted 100,000 options to purchase our common stock at an exercise price of $1.00 with a term of 5 years, and 100,000 performance based options at an exercise price of $1.00 which vesting will be determined on December 31, 2010. As of the grant date on December 28, 2006, 25% of the five-year options vested and 25% of the options are scheduled to vest on each anniversary date. The options were fair-valued using the Black-Scholes valuation model.

(10)	Mr. Henrichsen was appointed as director of Solar Power, Inc., a Nevada corporation (formerly Welund Fund, Inc.) on February 3, 2006. On September 5, 2006 he resigned all of his positions with Solar Power, Inc., a Nevada corporation (formerly Welund Fund, Inc.).

(11)	Mr. Ferrell is an executive officer of Solar Power, Inc., a California corporation.

(12)	Reflects substitution options issued to Mr. Ferrell for his Solar Power, Inc., a California corporation, options in connection with the Merger. The options were originally granted to Mr. Ferrell by Solar Power, Inc., a California corporation, for his services rendered to Solar Power, Inc., a California corporation,. In connection with the substitution, Mr. Ferrell was granted 100,000 options to purchase our common stock at an exercise price of $1.00 with a term of 5 years, and 100,000 performance based options at an exercise price of $1.00 which vesting will be determined on December 31, 2010. As of the grant date on December 28, 2006, 25% of the five-year options vested and 25% of the options are scheduled to vest on each anniversary date. . The options were fair-valued using the Black-Scholes valuation model.

(13)	Reflects a valuation based on share price of private placements made at the time the stock awards were made for restricted shares and estimated fair value of stock options using the Black-Sholes valuation method.
Outstanding Equity Awards at Fiscal Year End
          The following table summarizes the options awards granted to each of the named executive officer identified above in the summary compensation table above pursuant to our Equity Incentive Plan. No stock options were exercised in the last fiscal year.
Outstanding Equity Awards at Fiscal Year-End

								Awards	Equity
								Equity	Incentive
							Stock	Incentive	Plan
							Market	Plan	Awards:
			Equity			Number	Value	Awards:	Market or
			Incentive			of	of	Number of	Payout
			Plan			Shares	Shares	Unearned	Value of
	Option	Awards	Awards:			or Units	or Units	Shares,	Unearned
	Number of	Number of	Number of			of Stock	of Stock	Units or	Shares,
	Securities	Securities	Securities			That	That	Other	Units or
	underlying	underlying	Underlying			Have	Have	Rights	Other
	Unexercised	Unexercised	Unexercised	Option	Option	Not	Not	That Have	Rights
	Options (#)	Options (#)	Unearned	Exercise	Expiration	Vested	Vested	Not Vested	That Have
Name	Exercisable	Unexercisable	Options	Price ($)	Date	(#)	($)	(#)	Not Vested

Robert Freiheit	-0-	-0-	-0-	$-0-	NA	-0-	-0-	-0-	-0-
Steven Strasser	-0-	-0-	-0-	$-0-	NA	-0-	-0-	-0-	-0-
Terrell W. Smith	-0-	-0-	-0-	$-0-	NA	-0-	-0-	-0-	-0-
Howard Landa	-0-	-0-	-0-	$-0-	NA	-0-	-0-	-0-	-0-
Stephen C. Kircher	25,000 (1)	-0-	175,000 (1)	$1.00	12/28/2011	-0-	-0-	-0-	-0-
Glenn Carnahan	25,000 (1)	-0-	175,000 (1)	$1.00	12/28/2011	-0-	-0-	-0-	-0-
Bradley Ferrell	25,000 (1)	-0-	175,000 (1)	$1.00	12/28/2011	-0-	-0-	-0-	-0-

(1)	Reflects substituted options issued in connection with the Merger. Options were originally issued to respective named executive officers by Solar Power, Inc., a California corporation, and as a result of the Merger, the named executive officers received options to purchase shares of our common stock as a substitution for his options to purchase shares of Solar Power, Inc., a California corporation, common stock. In connection with the substitution, Messrs. Kircher, Carnahan and Ferrell were each granted 100,000 five-year options to purchase our common stock at an exercise price of $1.00. As of the grant date on December 28, 2006, 25% of the options vested and 25% of the options are scheduled to vest on each anniversary date. Also in connection with the substitution, Messrs. Kircher, Carnahan and Ferrell were each granted 100,000 option to purchase common stock at an exercise price of $1.00 per share, which options shall vest at either 0% or 100% on December 31, 2010, depending on whether certain cumulative revenue goals were met over the four year period.
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

					Non-Equity	Nonqualified
	Fees Earned or Paid				Incentive Plan	Deferred	All Other
Name	in Cash ($)	Stock Awards ($)		Option Awards ($)	Compensation ($)	Compensation ($)	Compensation ($)	Total ($)

Timothy B. Nyman	-0-	25,000	(1)	-0-	-0-	-0-	-0-	25,000
Ronald Cohan	-0-	25,000	(1)	-0-	-0-	-0-	-0-	25,000
D. Paul Regan	-0-	25,000	(1)	-0-	-0-	-0-	-0-	25,000
Larry D. Kelley	-0-	25,000	(1)	-0-	-0-	-0-	-0-	25,000

(1)	Reflects substituted awards of restricted stock issued in connection with the Merger. Total restricted stock award grants to each non-executive director equaled 25,000 shares of restricted stock. 25% vested on the grant date, December 28, 2006 and 25% vests on each anniversary thereafter. As of December 31, 2006, 6,250 shares of the restricted stock award have vested.
Employment Agreements
          We do not currently have any employment agreements with our executive officers. However, we anticipate having employment contracts with executive officers and key personnel as necessary, in the future.
ITEM 11 — SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

          The following table sets forth as of June 22, 2007 certain information relating to the ownership of our common stock by (i) each person known by us to be the beneficial owner of more than 5% of the outstanding shares of the class of equity security, (ii) each of our Directors, (iii) each of the our executive officers, (iv) certain executive officers of our subsidiary, and (v) all of our executive officers and directors as a group. Except as may be indicated in the footnotes to the table and subject to applicable community property laws, each of such persons has the sole voting and investment power with respect to the shares owned.

Name and Address of	Shares		Percentage
Beneficial Owner (1)	Beneficially Owned		Beneficially Owned

Stephen C. Kircher; Chief Executive Officer and Director 4080 Cavitt Stallman Road, Suite 100 Granite Bay, CA 95746	8,125,000	(2)	24.42%

Glenn E. Carnahan, Chief Financial Officer 4080 Cavitt Stallman Road, Suite 100 Granite Bay, CA 95746	125,000	(3)	*

Larry D. Kelley, Director 4080 Cavitt Stallman Road, Suite 100 Granite Bay, CA 95746	525,000	(4)	1.58%

D. Paul Regan, Director 4080 Cavitt Stallman Road, Suite 100 Granite Bay, CA 95746	125,000	(18)	*

Timothy B. Nyman, Director 8 Surf Drive Bristol, RI 02809	475,000	(18)	1.43%

Ron Cohan, Director 4080 Cavitt Stallman Road, Suite 100 Granite Bay, CA 95746	125,000	(5)	*

Bradley J. Ferrell (6) 4080 Cavitt Stallman Road, Suite 100 Granite Bay, CA 95746	1,525,000	(7)	4.58%

Alan M. Lefko (8) 4080 Cavitt Stallman Road, Suite 100 Granite Bay, CA 95746	27,500	(9)	*

Todd Lindstrom (10) 4080 Cavitt Stallman Road, Suite 100 Granite Bay, CA 95746	115,000	(11)	*

Jeffrey G. Winzeler (12) 4080 Cavitt Stallman Road, Suite 100 Granite Bay, CA 95746	100,000	(13)	*

Gerald R. Moore (14) 4080 Cavitt Stallman Road, Suite 100 Granite Bay, CA 95746	4,125,000	(15)	12.40%

All Executive Officers and Directors as a Group	15,392,500		46.26%

Reid S. Walker, G. Stacy Smith and Patrick P. Walker(16) c/o Walker Smith Capital 300 Crescent Court, Suite 1111 Dallas, TX 75201	2,500,000		7.51%

Steven CY Chang (17) c/o CID Group 28th Fl., 97 Tun Hwa S. Rd., Sec. 2 Taipei 106, Taiwan	2,000,000		6.01%

*	Less than 1%

(1)	Beneficial ownership has been determined in accordance with Rule 13d-3 under the Exchange Act. Pursuant to the rules of the SEC, shares of Common Stock which an individual or group has a right to acquire within 60 days pursuant to the exercise of options or warrants are deemed to be outstanding for the purpose of computing the percentage ownership of such individual or group, but are not deemed to be beneficially owned and outstanding for the purpose of computing the percentage ownership of any other person shown in the table.

(2)	Includes 2,000,000 shares issued in the names of trusts established for the benefit of Mr. Kircher’s two sons, to each of which Mr. Kircher is the trustee. Also includes 25,000 shares underlying options, to the extent exercisable within 60 days.

(3)	Includes 25,000 shares underlying options, to the extent exercisable within 60 days.

(4)	Includes 500,000 shares issued in the name of trust, to which Mr. Kelley is the trustee. Also includes 25,000 shares of common stock granted as restricted stock awards, of which 6,250 have vested and 18,750 are subject to vesting and forfeiture conditions.

(5)	Includes 100,000 shares issued in the name of trust, to which Mr. Cohan is a trustee. Also includes 25,000 shares of common stock granted as restricted stock awards, of which 6,250 have vested and 18,750 are subject to vesting and forfeiture conditions.

(6)	Mr. Ferrell is our Chief Operating Officer.

(7)	Includes 25,000 shares underlying options, to the extent exercisable within 60 days.

(8)	Mr. Lefko is our Vice President of Finance.

(9)	Includes 15,000 shares issued in the name of trust, to which Mr. Lefko is a trustee. Also Includes 12,500 shares underlying options, to the extent exercisable within 60 days.

(10)	Mr. Lindstrom is our Vice President of Operations

(11)	Includes 50,000 shares underlying options, to the extent exercisable within 60 days.

(12)	Mr. Winzeler is our President of a wholly owned subsidiary.

(13)	Includes 50,000 shares underlying options, to the extent exercisable within 60 days.

(14)	Mr. Moore is our Vice President of Manufacturing of our IAS HK subsidiary. Mr. Moore is not an “executive officer” for purposes of Section 16 since he is not in charge of a principal business unit, division or function and does not have policy making authority.

(15)	Includes 25,000 shares underlying options, to the extent exercisable within 60 days.

(16)	Consists of 710,000 shares issued in the name of WS Opportunity Fund International, Ltd.; 445,000 shares issued in the name of Walker Smith International Fund, Ltd.; 421,000 shares issued in the name of WS Opportunity Fund, L.P.; 369,000 shares issued in the name of WS Opportunity Fund (QP), L.P.; 330,000 shares issued in the name of Walker Smith Capital (QP), L.P.; 173,000 shares issued in the name of HHMI Investments, L.P.; and 52,000 shares issued in the name of Walker Smith Capital, L.P. WS Capital, LLC (“WS Capital”) is the general partner of WS Capital Management, L.P. (“WSC Management”), which is the general partner of Walker Smith Capital, L.P and Walker Smith Capital (QP) L.P., the investment manager and agent and attorney-in-fact for Walker Smith International Fund, Ltd., and the investment manager for HHMI Investments, L.P. WSV Management, LLC (“WSV”) is the general partner of WS Ventures Management, LP (“WSVM”), which is the general partner of Walker Smith Opportunity Fund, L.P. and WS Opportunity Fund (QP) L.P. and the investment manager and agent and attorney-in-fact for WWS Opportunity Fund International, Ltd. Reid S. Walker and G. Stacy Smith are principals of WS Capital and WSV, and Patrick P. Walker is a principal of WSV.

(17)	Consists of 750,000 shares issued in the name of Asia Pacific Genesis Venture Capital Funds Ltd.; 500,000 shares issued in the name of Sekai Capital Ltd.; 222,260 shares issued in the name of Global Vision Venture Capital Co., Ltd; 135,343 shares issued in the name of Asia Pacific Century Venture Capital Ltd.; 95,732 shares issued in the name of China Power Venture Capital Co., Ltd; 70,893 shares issued in the name of C&D Capital Corp.; 53,165 shares issued in the name of Nien Hsing International (Bermuda) Ltd.; 48,394 shares issued in the name of Asiagroup Worldwide Limited; 39,922 shares issued in the name of STAR Pacific Worldwide Limited; 31,931 shares issued in the name of A&D Capital Corp.; 28,948 shares issued in the name of J&D Capital Corp.; and 23,412 shares issued in the name of CAM-CID Asia Pacific Investment Corp. Mr. Chang is President of the foregoing entities and is deemed to control all of their respective shares holdings.

(18)	Includes 25,000 shares of common stock granted as restricted stock awards, of which 6,250 have vested and 18,750 are subject to vesting and forfeiture conditions.
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
     In connection with the merger with Solar Power, Inc., a California corporation, Solar Power, Inc., a Nevada corporation (formerly Welund Fund, Inc.) substituted 2,000,000 outstanding restricted stock awards and options of Solar Power, Inc., a California corporation, with our restricted stock awards and options to purchase shares of our common stock. The options have an exercise price of $1.00 and are subject to vesting schedules and terms. Accordingly, as of December 31, 2006, we had 2,000,000 restricted stock awards and options outstanding. The following table provides aggregate information as of December 31, 2006 with respect to all compensation plans (including individual compensation arrangements) under which equity securities are authorized for issuance.

Equity Compensation Plan Information

Number of
securities
remaining
available for
future issuance
	Number of securities		under equity
	to be issued upon	Weighted-average	compensation
	exercise of	exercise price of	plans (excluding
	outstanding options,	outstanding	securities
	warrants	options, warrants	reflected in
Plan Category	and rights	and rights	column (a))
Equity compensation plans approved by security holders(2)	2,800,000 (2)	$1.04	104,000 (1)
Equity compensation plans not approved by security holders	—	$—	N/A
Total	2,800,000	$1.04	104,000 (1)

(1)	Includes number of shares of common stock reserved under the 2006 Equity Incentive Plan (the “Equity Plan”) as of December 31, 2006, which reserves 9% of the outstanding shares of common stock of the Company.

(2)	Included 2,000,000 shares related to the assumption of outstanding restricted stock awards or options related to the merger with Solar Power, Inc., a California corporation.
ITEM 12 — CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.
          On March 30, 2005, we purchased a pool of sub-prime auto loans with a pay-off balance of $126,302 from Village Auto, LLC, an affiliate of the Mr. Freiheit, our former President, Director and Chief Executive Officer, for $107,357. The purchase price was 85% of the loan pool’s pay-off balance. The seller of the pool is required to repurchase loans that become 90 days delinquent. The average loan had a principal balance of approximately $4,708 with an average annual percentage interest rate of approximately 21.54%. The remaining terms of the loans range from 6 to 46 months. We have contracted with Accredited Adjusters, LLC, to service and administer the loans for a monthly fee equal to S% of the outstanding principal balance. Accredited Adjusters is an affiliate of Mr. Freiheit. In connection with the servicing of the auto loans, we have paid Accredited Adjusters, LLC $4,000, and have a liability of $909 for services rendered during 2005. The fee for the six months ended June 30, 2006 for servicing the loans was $1,455. The fee for the period from March 30, 2005 through December 31, 2005 for servicing the loans was $4,909. At June 30, 2006, we owed Accredited Adjusters, LLC $365 for services rendered. Additionally, Accredited Adjusters, LLC owes us $215 for loan proceeds collected, but not remitted to us by June 30, 2006. During the three months and the nine months ended September 30, 2006, we incurred consulting fees with Village Auto, LLC, a related party, in the amount of $6,800 and $10,000, respectively. At September 30, 2006, we also had a receivable from Village Auto, in the amount of $515, in connection with the repurchase of a delinquent loan. On December 29, 2006 we sold the auto loans to Village Auto, LLC for a total purchase price of $12,693.50, which represented 50% of the loan pools payoff balance as of September 30, 2006. The purchase price was paid in cash. In addition, we terminated all arrangements with Village Auto, LLC and its affiliates, relating to servicing or administration of auto loans.
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
          On July 28, 2005, we loaned $100,000 to Paxton Energy, Inc. (Paxton), a related party through common ownership and common management. The note bore interest at 12% per annum, was payable on demand, and was secured along with other lenders by all of the assets of Paxton. In November 2005, Mr. Freiheit as an individual purchased the Paxton loan for $103,288 which represented principal plus accrued interest. No additional consideration was paid.
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
          On August 23, 2006, Solar Power, Inc., a California corporation, entered into an Agreement and Plan of Merger, as amended by that First Amendment to the Agreement and Plan of Merger dated October 4, 2006, the Second Amendment to the Agreement and Plan of Merger dated December 1, 2006 and the Third Amendment to the Agreement and Plan of Merger dated December 21, 2006 (the “Merger Agreement”) with, Solar Power, Inc., a California corporation, Welund Acquisition Corp., a Nevada corporation and a wholly-owned subsidiary of Solar Power, Inc. a Nevada corporation (formerly Welund Fund, Inc.). The Merger was consummated on December 29, 2006, pursuant to which Solar Power, Inc., a California corporation, became our wholly owned subsidiary of Solar Power, Inc., a Nevada corporation (formerly Welund Fund, Inc.). In connection with the Merger we issued an aggregate of 14,500,000 shares of our restricted common stock to the existing shareholders of. Solar Power, Inc., a California corporation. Each share of common stock of Solar Power, Inc., a California corporation, was cancelled and exchanged for one share of Solar Power, Inc., a Nevada corporation (formerly Welund Fund, Inc.)’s common stock. As a result, Mr. Kircher, our Chief Executive Officer and Director who was also the Director and Chief Executive Officer of Solar Power, Inc., a California corporation, became the beneficial owner of 8,125,000 shares of our common stock, including 2,000,000 shares issued to trusts held for benefit of his sons, and shares issuable upon the exercise of vested options; and Mr. Moore, the Vice President of Manufacturing of Solar Power, Inc., a California corporation, became the beneficial owner 4,125,000 shares of our common stock, excluding unvested options to purchase 150,000 shares of our common stock. In addition, Solar Power, Inc., a California corporation, options for 2,000,000 shares of common stock were substituted by awards of restricted stock and options to purchase shares of Solar Power, Inc., a Nevada corporation (formerly Welund Fund, Inc.)’s common stock at $1.00 per share with the options having a term of five years and the restricted stock awards vesting over a period of three years. As a result of the substitution, Messrs. Kircher, Carnahan, Moore and Ferrell have each been granted the option to purchase 100,000 shares of Solar Power, Inc., a Nevada corporation (formerly Welund Fund, Inc.)’s common stock. The options are exercisable at $1.00 per share, will vest over a period of 3 years and have a term of 5 years. In addition, Messrs. Kircher, Carnahan, Moore and Ferrell were each also granted performance-based options to purchase stock. Messrs. Kircher, Carnahan, Moore and Ferrell each received the option to purchase 100,000 shares of Solar Power, Inc., a Nevada corporation (formerly Welund Fund, Inc.)’s common stock, which options will vest at either 0% or 100%, such vesting to be determined on December 31, 2010 (the “Determination Time”). The vesting determination will be based on certain annual revenue performance goals of the Company. The performance goals will be determined on a cumulative basis at the Determination Time, to account for any year-to-year discrepancies in meeting each annual performance goal. In addition, Mr. Lefko was granted options to purchase 50,000 shares of Solar Power, Inc., a Nevada corporation (formerly Welund Fund, Inc.)’s common stock, at an exercise price of $1.00 per share, which options vest over a period of 3 years and have a 5-year term. In addition, as a result of the substitution, Messrs. Cohan, Mr. Regan, Mr. Kelley, Mr. Nyman were each granted restricted stock awards of 25,000 shares of Solar Power, Inc. a Nevada corporation (formerly Welund Fund, Inc.)’s common stock, of which awards, 6,250 shares have vested.
          In July, August and September 2006, Solar Power, Inc., a Nevada corporation (formerly Welund Fund, Inc.)’s wholly owned subsidiary, Solar Power, Inc., a California corporation, issued five demand promissory notes for an aggregate principal amount of $320,000 bearing an interest rate of eight percent (8%) per annum, to Mr. Kircher, our Director and Chief Executive Officer who was also the Director and Chief Executive Officer of Solar Power, Inc., a California corporation, at such time. The promissory notes were issued in connection with advances provided by Mr. Kircher to Solar Power, Inc., a California corporation, to be used for working capital.
          In August and September 2006, Solar Power, Inc. a Nevada corporation (formerly Welund Fund, Inc.) loaned Solar Power, Inc., a California corporation an aggregate amount of $200,000 (“Unsecured Loans”). The notes were due on demand and bear interest at 8% per annum. As a result of the Merger, the amount of indebtedness owed to Solar Power, Inc., a Nevada corporation (formerly Welund Fund, Inc.) by Solar Power, Inc., a California corporation was eliminated through consolidation. In connection with the Unsecured Loans, we required that Mr. Kircher, our director and Chief Executive Officer, enter into a Subordination Agreement dated August 31, 2006 with us, as amended by that certain Addendum to the Subordination Agreement dated September 6, 2006, pursuant to which Mr. Kircher agreed to subordinate any outstanding indebtedness owed to him by Solar Power, Inc., a California corporation, to the indebtedness owed to Solar Power, Inc. a Nevada corporation (formerly Welund Fund, Inc.) by Solar Power, Inc., a California corporation as represented by the Unsecured Loans.
          On September 5, 2006, Mr. Kircher was appointed as Solar Power, Inc., a Nevada corporation (formerly Welund Fund, Inc.)’s Chairman. At the time of Mr. Kircher’s appointment he was the Chairman of the Board of Directors and Chief Executive Officer of Solar Power, Inc., a California corporation . In connection with the merger with, Solar Power, Inc., a California corporation, Solar Power, Inc., a Nevada corporation (formerly Welund Fund, Inc.) had appointed a Special Merger Committee consisting of Mr. Strasser, Mr. Smith, and Mr. Landa, which had the power to deal with all merger matters with Solar Power, Inc., a California corporation, without the participation or vote of Mr. Kircher.
          On September 19, 2006, Solar Power, Inc., a Nevada corporation (formerly Welund Fund, Inc.) entered into a Credit Facility Agreement and a Security Agreement (the “Loan Documents”) with Solar Power, Inc., a California corporation,, pursuant to which we agreed to grant Solar Power, Inc., a California corporation, a revolving credit line of up to Two Million Dollars ($2,000,000) (the “Credit Facility”). Under the terms of Loan Documents, with the exception of certain permitted liens, Solar Power, Inc., a Nevada corporation (formerly Welund Fund, Inc.) were granted a first priority security interest in all of Solar Power, Inc., a California corporation’s, assets owned now or in the future. Any advances under the Credit Facility bear an interest rate equal to eight percent (8%) simple interest per annum. Unless otherwise extended under the Loan Documents, the maturity date for any and all advances is March 31, 2007 and the Credit Facility is available until February 28, 2007. On November 3, 2006, Solar Power, Inc., a Nevada corporation (formerly Welund Fund, Inc.) entered into a First Amendment to the Credit Facility pursuant to which it agreed to increase the existing revolving credit line from $2,000,000 to $2,500,000. As of November 30, 2006, Solar Power, Inc., a Nevada corporation (formerly Welund Fund, Inc.) has loaned Solar Power, Inc., a California corporation, an aggregate amount of $2,500,000 under the Credit Facility. As a result of the Merger, the amount of indebtedness owed to Solar Power, Inc., a Nevada corporation (formerly Welund Fund, Inc.) by Solar Power, Inc., a California corporation, has been eliminated through consolidation.
          Prior to the Merger, Solar Power, Inc., a California corporation, entered into an Agreement and Plan of Merger with Dale Renewables Consulting, Inc., a California corporation (“DRCI”), and its related parties, pursuant to which it was contemplated that Solar Power, Inc., a California corporation, would merge with and into DRCI and become the surviving corporation integrating DRCI’s photo-voltaic marketing, sales and installation business in Northern California into Solar Power, Inc., a California corporation’s, business (the “DRCI Merger”). In connection Solar Power, Inc., a California corporation’s, merger with DRCI on November 15, 2006, Solar Power, Inc., a Nevada corporation (formerly Welund Fund, Inc.) made a separate loan to Solar Power, Inc., a California corporation, for $1,446,565 to fund the purchase of DRCI. The note is payable on demand and provides for interest at the rate of 8% per annum. As a result of the Merger, the amount of indebtedness owed to Solar Power, Inc., a Nevada corporation (formerly Welund Fund, Inc.) by Solar Power, Inc., a California corporation, has been eliminated through consolidation.
          In September and October 2006, the following directors, director nominees, and executive officers, and family members of such individuals participated as investors in Solar Power, Inc., a Nevada corporation (formerly Welund Fund, Inc.)’s private placement for up to 16,000,000 shares of our common stock at $1.00 per share: Mr. Strasser, our former director and president, purchased 225,000 shares of common stock for $225,000; Mr. Smith, our former director, Vice President and Treasurer, purchased 100,000 shares for $100,000; Mr. Landa, our former director and Secretary, purchased 75,000 shares of common stock for $75,000; Mr. Nyman, our director, purchased 450,000 shares of our common stock for $450,000; a trust controlled by Terry and Marty Nyman, relatives of Mr. Nyman, our director, purchased 50,000 shares of common stock for $50,000; a trust controlled by Mr. Kelley, our director, purchased 500,000 shares of common stock for $500,000; Mr. Regan, its director, purchased 100,000 shares of common stock for $100,000; a trust controlled by Mr. Cohan, our director, purchased 100,000 shares of common stock for $100,000; Mr. Carnahan, our Chief Financial Officer purchased 50,000 shares of common stock for $50,000; entities controlled by Reid Walker, G. Stacy Smith and Patrick P. Walker purchased an aggregate of 2,500,000 shares of our common stock for $2,500,000; and entities controlled by Steven CY Chang purchased an aggregate of 2,000,000 shares of our common stock for $2,000,000.
ITEM 13 — EXHIBITS

Exhibit No.	Description

2.1	Agreement and Plan of Merger dated as of January 25, 2006 between Welund Fund, Inc. (Delaware) and Welund Fund, Inc. (Nevada) (1)

2.2	Agreement and Plan of Merger by and among Solar Power, Inc., a California corporation, Welund Acquisition Corp., a Nevada corporation, and Welund Fund, Inc. a Nevada corporation dated as of August 23, 2006(2)

2.3	First Amendment to Agreement and Plan of Merger dated October 4, 2006(3)

2.4	Second Amendment to Agreement and Plan of Merger dated December 1, 2006(4)

2.5	Third Amendment to Agreement and Plan of Merger dated December 21, 2006(5)

2.6	Agreement and Plan of Merger by and between Solar Power, Inc., a California corporation and Dale Renewables Consulting, Inc., a California corporation, and James M. Underwood, Ronald H. Stickney and Todd Lindstrom, dated as of August 20, 2006, as amended by the First Amendment to Agreement and Plan of Merger dated October 31, 2006, and further amended by the Second Amendment to Agreement and Plan of Merger dated November 15, 2006*(17)

2.7	Agreement of Merger by and between Solar Power, Inc., a California corporation, Dale Renewables Consulting, Inc., a California corporation, and James M. Underwood, Ronald H. Stickney and Todd Lindstrom dated November 15, 2006*(17)

2.8	Agreement of Merger by and between Solar Power, Inc., a California corporation, Solar Power, Inc., a Nevada corporation and Welund Acquisition Corp., a Nevada corporation dated December 29, 2006*(17)

2.9	Agreement of Merger by and between Solar Power, Inc., a Nevada corporation and Solar Power, Inc., a California corporation, dated February 14, 2007 (6)

3.1	Amended and Restated Articles of Incorporation(6)

3.2	Bylaws(6)

3.3	Specimen (17)

4.1	Form of Subscription Agreement(7)

4.2	Form of Registration Rights Agreement(7)

10.1	Share Purchase Agreement for the Purchase of Common Stock dated as of April 1, 2004, by and between Kevin G. Elmore and Mr. T. Chong Weng(8)

10.2	Share Purchase Agreement for the Purchase of Common Stock dated as of June 9, 2004, by and between Kevin G. Elmore and Liberty Associates Holdings, LLC(9)

10.3	Purchase and Servicing Agreement between Welund Fund, Inc. and Village Auto, LLC, dated March 30, 2005(10)

10.4	Demand Promissory Note issued by Paxton Energy Corp. (11)

10.5	Engagement Letter with Roth Capital Partners, dated August 29, 2006(12)

10.6	Credit Facility Agreement by and between the Company and Solar Power, Inc., a California corporation effective September 19, 2006(12)

Exhibit No.	Description

10.7	Security Agreement by and between the Company and Solar Power, Inc., a California corporation effective September 19, 2006(12)

10.8	Secured Promissory Note issued by Solar Power, Inc., a California corporation in favor of the Company(12)

10.9	First Amendment to the Credit Facility Agreement dated November 3, 2006(13)

10.10	Securities Purchase Agreement dated September 19, 2006 (12)

10.11	Registration Rights Agreement dated September 19, 2006(12)

10.12	Securities Purchase Agreement dated October 4, 2006 (14)

10.13	Registration Rights Agreement dated October 4, 2006(14)

10.14	Roth Capital Warrant(14)

10.15	Subordination Agreement by and between Steve Kircher, the Company and Solar Power, Inc., a California corporation dated August 31, 2006(14)

10.16	Addendum to Subordination Agreement dated September 6, 2006(14)

10.17	Unsecured Promissory Note for $150,000 issued by Solar Power, Inc., a California corporation in favor of the Company dated August 31, 2006(14)

10.18	Unsecured Promissory Note for $50,000 issued by Solar Power, Inc., a California corporation dated September 6, 2006(14)

10.19	Secured Promissory Note for $975,000 issued by Solar Power, Inc., a California corporation in favor of the Company dated September 19, 2006(14)

10.20	Secured Promissory Note for $100,000 issued by Solar Power, Inc., a California corporation in favor of the Company dated September 25, 2006(14)

10.21	Secured Promissory Note for $130,000 issued by Solar Power, Inc., a California corporation in favor of the Company dated September 27, 2006(14)

10.22	Secured Promissory Note for $75,000 issued by Solar Power, Inc., a California corporation in favor of the Company dated October 6, 2006(14)

10.23	Secured Promissory Note for $340,000 issued by Sola Power, Inc., a California corporation in favor of the Company dated October 16, 2006(14)

10.24	Secured Promissory Note for $235,000 issued by Solar Power, Inc., a California corporation in favor of the Company dated October 30, 2006(14)

10.25	Secured Promissory Note $445,000 issued by Solar Power, Inc., a California corporation in favor of the Company dated November 7, 2006 (14)

10.26	Demand Note $1,446,565 issued by Solar Power, Inc., a California corporation in favor of the Company dated November 15, 2006 (14)

10.27	2006 Equity Incentive Plan (17)

10.28	Form of Nonqualified Stock Option Agreement(17)

10.29	Form of Restricted Stock Award Agreement(17)

Exhibit No.	Description

10.30	Assignment and Interim Operating Agreement by and between Solar Power, Inc., a California corporation, Dale Stickney Construction, Inc., a California corporation, and Dale Renewables Consulting, Inc., a California corporation dated August 20, 2006(17)

10.31	Restrictive Covenant Agreement by and between Solar Power, Inc., a California corporation, Todd Lindstrom, James M. Underwood and Ronald H. Stickney dated November 15, 2006(17)

10.32	Receivables and Servicing Rights Purchase and Sale Agreement by and between the Company and Village Auto, LLC a California limited liability company dated December 29, 2006(15)

10.33	Contract Revenues Agreement by and between Sundance Power, LLC, a Colorado limited liability company and Solar Power, Inc., a California corporation, dated September 5, 2006(18)

14.1	Code of Ethics **

16.1	Letter of Hansen Barnett & Maxwell(16)

21.1	List of Subsidiaries(18)

31.1	Rule 13(a) — 14(a)/15(d) — 14(a) Certification (Principal Executive Officer)*

31.2	Rule 13(a) — 14(a)/15(d) — 14(a) Certification (Principal Financial Officer)*

32	Section 1350 Certifications*
Footnotes to Exhibits Index

*	Filed herewith

**	Previously filed

(1)	Incorporated by reference to Form 8-K filed with the SEC on February 3, 2006.

(2)	Incorporated by reference to Form 8-K filed with the SEC on August 29, 2006.

(3)	Incorporated by reference to Form 8-K filed with the SEC on October 6, 2006.

(4)	Incorporated by reference to Form 8-K filed with the SEC on December 6, 2006.

(5)	Incorporated by reference to Form 8-K filed with the SEC on December 22, 2006.

(6)	Incorporated by reference to Form 8-K filed with the SEC on February 20, 2007.

(7)	Incorporated by reference to Form 10-QSB filed with the SEC on August 14, 2006.

(8)	Incorporated by reference to Form 8-K filed with the SEC on April 2, 2004.

(9)	Incorporated by reference to Form 8-K filed with the SEC on June 18, 2004.

(10)	Incorporated by reference to Form 10-QSB filed with the SEC on May 24, 2005.

(11)	Incorporated by reference to Form 10-QSB filed with the SEC on November 14, 2005.

(12)	Incorporated by reference to Form 8-K filed with the SEC on September 25, 2006

(13)	Incorporated by reference to Form 8-K filed with the SEC on November 7, 2006.

(14)	Incorporated by reference to Form 10-QSB filed with the SEC on November 20, 2006.

(15)	Incorporated by reference to Form 8-K filed with the SEC on January 8, 2007.

(16)	Incorporated by reference to Form 8-K filed with the SEC on January 8, 2007 (disclosing change in auditors).

(17)	Incorporated by reference to the Form SB-2 filed with the SEC on January 17, 2007.

(18)	Incorporated by reference to the Pre-Effective Amendment No. 1 to Form SB-2 filed with the SEC on March 6, 2007.
ITEM 14 — PRINCIPAL ACCOUNTANT FEES AND SERVICES.
          The following table shows the fees paid or accrued by us for the audit and other services provided Macias Gini & O’Connell LLP (“Macias”), Hansen, Barnett & Maxwell, PC (“Hansen”), and BDO McCabe Lo Limited (“BDO”) for the fiscal periods shown.

	December 31, 2006			December 31, 2005
	Macias	Hansen	BDO	Macias	Hansen	BDO
Audit fees	179,390	$8,285	$104,000	45,853	$9,256	$30,000
Audit-related fees	—	7,256	6,500		—	—
Tax Fees	—	552	—		41	—
All other fees		—	—		—	—

Total	$179,390	$16,093	$110,500	$45,853	$9,297	$30,000

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

SOLAR POWER, INC.
Dated: August 8, 2007	/s/ Stephen C. Kircher
By: Stephen C. Kircher
Its: Chief Executive Officer and Chairman of the Board (Principal Executive Officer)

Dated: August 8, 2007	/s/ Glenn Carnahan
By: Glenn Carnahan
Its: Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

     Pursuant to requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Capacity	Date

	Director	August 8, 2007
/s/ Stephen C. Kircher Stephen C. Kircher

	Director	August 8, 2007
/s/ Timothy B. Nyman Timothy B. Nyman

	Director	August 8, 2007
/s/ D. Paul Regan D. Paul Regan

	Director	August 8, 2007
/s/ Larry D. Kelley Larry D. Kelley

	Director	August 8, 2007
/s/ Ronald A. Cohan Ronald A. Cohan

Index to Financial Statements

Page
A.	Financial Statements of Solar Power, Inc., a California corporation

	Report of Macias Gini & O’Connell LLP, an Independent Registered Public Accounting Firm	F-2

	Reports of BDO McCabe Lo Limited, an Independent Registered Public Accounting Firm	F-3

	Consolidated Balance Sheet of Solar Power, Inc., a California corporation, as of December 31, 2006	F-5

	Consolidated Statements of Operations of Solar Power, Inc., a California corporation, for the year ended December 31, 2006 and the period January 18, 2005 (date of inception) to December 31, 2005	F-6

Consolidated Statements of Cash Flows for Solar Power, Inc., a California corporation, for the year ended December 31, 2006 (Restated) and for the period January 18, 2005 (date of inception) to December 31, 2005
F-7

	Consolidated Statements of Stockholders’ Equity of Solar Power, Inc., a California corporation, for the year ended December 31, 2006 and for January 18, 2005 (date of inception) to December 31, 2005	F-9

	Notes to Consolidated Financial Statements (Restated)	F-10

Report of Independent Registered Public Accounting Firm
Board of Directors and Stockholders
Solar Power, Inc.
Granite Bay, California
We have audited the accompanying consolidated balance sheet of Solar Power, Inc. (formerly International Assembly Solutions, Limited) (the “Company”) as of December 31, 2006 and the related consolidated statements of operations, stockholders’ equity, and cash flows for the year ended December 31, 2006. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit. We did not audit the financial statements of International Assembly Solutions, Limited, a wholly-owned subsidiary, which statements reflect total assets of $1,734,026 as of December 31, 2006 and total revenues of $2,888,335 for the year then ended. Those statements were audited by other auditors whose report has been furnished to us, and our opinion, insofar as it relates to the amounts included for such subsidiary, is based solely on the report of the other auditors.
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
As described in Note 17, the accompanying consolidated financial statements have been restated
/s/ Macias Gini & O’Connell LLP
Sacramento, California
April 5, 2007 (April 17, 2007 as to the eighth and tenth paragraphs of Note 16, June 1, 2007, June 5, 2007, June 8, 2007, June 20, 2007, July 6, 2007, July 25, 2007, and July 31, 2007 as to the eleventh, twelfth, thirteenth, fourteenth, ninth, sixteenth, and fifteenth paragraphs, respectively, of Note 16 and July 20, 2007 as to the eighth paragraph of Note 1 and Note 17)

REPORT OF INDEPENDENT REGISTERED PUBLIC
ACCOUNTING FIRM
To the Shareholders and the Board of Directors of
International Assembly Solutions, Limited
We have audited the consolidated balance sheets of International Assembly Solutions, Limited and subsidiary (the “Company”) as of December 31, 2006, and the related consolidated statements of income, shareholders’ equity and cash flows for the year ended December 31, 2006. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.
We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits include consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. Our audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of International Assembly Solutions, Limited and subsidiary as of December 31, 2006 and the consolidated results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.
/s/ BDO McCabe Lo Limited
Hong Kong, 30 March, 2007

REPORT OF INDEPENDENT REGISTERED PUBLIC
ACCOUNTING FIRM
To the Shareholders and the Board of Directors of
Solar Power, Inc.
We have audited the accompanying consolidated balance sheet of Solar Power, Inc. (formerly International Assembly Solutions, Limited) and subsidiaries (the “Company”) as of December 31, 2005, and the related consolidated statements of income, shareholders’ equity and cash flows for the period from January 18, 2005 (date of inception) to December 31, 2005. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.
We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit includes consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. Our audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Solar Power, Inc. and subsidiaries as of December 31, 2005 and the consolidated results of their operations and their cash flows for the period from January 18, 2005 (date of inception) to December 31, 2005, in conformity with accounting principles generally accepted in the United States of America.

/s/ BDO McCabe Lo Limited

Hong Kong, December 29, 2006

SOLAR POWER, INC.
(FORMERLY INTERNATIONAL ASSEMBLY SOLUTIONS, LIMITED)
CONSOLIDATED BALANCE SHEET
As of December 31, 2006

ASSETS

Current assets:
Cash and cash equivalents
Cash and cash equivalents	$11,393,661
Accounts receivable, net of allowance for doubtful accounts of $47,624 at December 31, 2006	1,314,332
Costs and estimated earnings in excess of billings on uncompleted contracts	119,568
Inventories	2,286,282
Prepaid expenses and other current assets	1,102,564

Total current assets	16,216,407

Goodwill	434,948
Property, plant and equipment at cost, net	220,920

Total assets	$16,872,275

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$1,354,807
Accrued liabilities	1,199,537
Income taxes payable	35,290
Billings in excess of costs and estimated earnings on uncompleted contracts	125,655
Loans payable	245,000
Loans payable — related party	320,000

Total current liabilities	3,280,289

Commitments and contingencies	—

Stockholders’ equity
Common stock, par $0.0001, 100,000,000 shares authorized 32,266,667 issued and outstanding at December 31, 2006	3,227
Additional paid in capital	15,832,731
Accumulated deficit	(2,243,972)

Total stockholders’ equity	13,591,986

Total liabilities and stockholders’ equity	$16,872,275

The accompanying notes are an integral part of these financial statements

SOLAR POWER, INC.
(FORMERLY INTERNATIONAL ASSEMBLY SOLUTIONS, LIMITED)
CONSOLIDATED STATEMENTS OF OPERATIONS
For the Year Ended December 31, 2006 and the Period January 18, 2005 (date of inception) to
December 31, 2005

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

The accompanying notes are an integral part of these financial statements

SOLAR POWER, INC.
(FORMERLY INTERNATIONAL ASSEMBLY SOLUTIONS, LIMITED)
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Year Ended December 31, 2006 (Restated) and the Period January 18, 2005 (date of inception) to
December 31, 2005

	2006	2005
Cash flows from operating activities:
Net loss	$(2,129,388)	$(114,584)
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation	18,642	1,686
Stock-based compensation expense	338,025	—
Bad debt expense	47,624	—
Amortization	709,581	—
Change in deferred tax asset	21,039	(21,039)
Loss on disposal of fixed assets	3,429	—
Changes in operating assets and liabilities, net of business combinations:
Increase in accounts receivable	(1,307,273)	(54,683)
Increase in inventories	(2,170,614)	(80,327)
Increase in prepaid expenses and other current assets (1)	(1,025,725)	(74,331)
Increase in accounts payable	1,272,620	82,187
Increase in income taxes payable	35,290	—
Billings in excess of costs and costs in excess of billings, net	6,087	—
Increase in accrued liabilities	1,176,913	97,624

Net cash used in operating activities (1)	(3,003,750)	(163,467)
Cash flows from investing activities:
Acquisitions of property, plant and equipment	(219,533)	(17,149)
Cash received from merger with Solar Power, Inc.(formerly Welund Fund, Inc.) (1)	14,997,932	—
Cash paid for acquisitions (1)	(1,190,373)	—

Net cash provided by (used in) investing activities (1)	13,588,026	(17,149)
Cash flows from financing activities:

Proceeds from issuance of common stock	425,000	1
Proceeds from borrowings	—	245,000
Proceeds from related party loans	320,000	—

Net cash provided by financing activities (1)	745,000	245,001
Increase in cash and cash equivalents	11,329,276	64,385
Cash and cash equivalents at beginning of period	64,385	—

Cash and cash equivalents at end of period	$11,393,661	$64,385

Supplemental disclosure:
Cash paid for interest	$52,401	$—

Cash paid for income taxes	$—	$—

Non-cash financing activities:
Issuance of warrants in settlement of issuance costs	$422,400	$—

(1)	As restated, see Note 17.
The accompanying notes are an integral part of these financial statements

In connection with the acquisition of contractual rights from a third party for the design and installation of photovoltaic systems, the Company paid $75,000 in cash, issued 75,000 shares of common stock fair valued at $75,000, accrued $350,000 in contingent payments and recorded $500,000 in solar system construction contracts as prepaid expenses and other intangible assets.
Supplemental disclosure of cash paid for acquisitions information:
In connection with the acquisition of Dale Renewables Consulting, Inc. (“DRCI”), the Company paid $1,115,373 in cash and acquired the following assets (1):

Current Assets
Inventory	$35,341
Other current assets	637,089

Total current assets	672,430

Non-current Assets
Property, plant and equipment, at cost	7,995
Goodwill	434,948

Total non-current assets	442,943

Total cash paid for the acquisition	$1,115,373

(1)	As restated, see Note 17.
The accompanying notes are an integral part of these financial statements

SOLAR POWER, INC.
(FORMERLY INTERNATIONAL ASSEMBLY SOLUTIONS, LIMITED)
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
For the Period from January 18, 2005 (date of inception) to December 31, 2006

	Common Stock		Additional	Accumulated
	Shares	Amount	Paid-In Capital	Deficit	Total

Balance January 18, 2005	—	$—	$—	$—	$—
Comprehensive loss-Net loss				(114,584)	(114,584)
Stock issued	14,000,000	14,000	(13,999)		1

Balance December 31, 2005	14,000,000	14,000	(13,999)	(114,584)	(114,583)
Comprehensive loss- Net loss				(2,129,388)	(2,129,388)
Shares issued in conjunction with the merger	17,666,667	(10,833)	14,586,365		14,575,532
Warrants issued	—	—	422,400		422,400
Stock-based compensation expense	—	—	338,015		338,015
Issuance of restricted stock	100,000	10	—		10
Issuance of shares	500,000	50	499,950		500,000

Balance December 31, 2006	32,266,667	$3,227	$15,832,731	$(2,243,972)	$13,591,986

The accompanying notes are an integral part of these financial statements

SOLAR POWER, INC.
(FORMERLY INTERNATIONAL ASSEMBLY SOLUTIONS, LIMITED)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
1. Organization and Basis of Financial Statement Presentation
     Solar Power, Inc. and its subsidiaries, (collectively the “Company”) engage in sales, installation and integration of photovoltaic systems and manufactures and sells cable, wire and mechanical assemblies.
     Solar Power, Inc. was incorporated in the State of California in 2006. In August 2006, the Company entered into a merger agreement with International Assembly Solutions, Limited (“IAS HK”) which was incorporated in Hong Kong in January 2005. Effective November 2006, the equity owners of IAS HK transferred all their equity interests to Solar Power, Inc. in exchange for a total of 14,000,000 shares of its common stock at a par value of $0.0001 each. There were a total of sixteen shareholders in IAS HK including the controlling shareholders Stephen Kircher, Gerald Moore and Bradley Farrell. This transaction was structured to create a U.S. holding company and there were not any new or different shareholders involved. As such, the commonality among shareholders was 100%. There was no other consideration paid to any shareholder in connection with the formation of the holding company. Because the merger was entered into among entities under common control, the accompanying consolidated financial statements presents the results of operations of IAS HK for the period ended December 31, 2005 and that of the combined companies for the year ended December 31, 2006. The accompanying consolidated financial statements have been restated on a retroactive basis to reflect the 14,000,000 shares of common stock outstanding for all periods presented.
     In August 2006, the Company, Dale Renewable Consulting Inc. (DRCI) and Dale Stickney Construction, Inc., (DSCI) formalized an acquisition agreement (the Merger Agreement) and entered into an Assignment and Interim Operating Agreement (the “Operating Agreement”). The Operating Agreement obligated the Company to do the following from June 1, 2006:
1.	Combine DRCI’s operations with the Company’s, including labor force,

2.	Provide all financing necessary for DRCI’s operations,

3.	Absorb 100% of the results of DRCI’s operations and,

4.	Provide all management services to DRCI until the consummation of the acquisition.
     DRCI was a variable interest entity under FIN 46(R), paragraphs 5a and 9, in that DRCI did not have equity capital at August 20, 2006. The Company absorbed DRCI’s expected losses and residual returns starting on June 1, 2006. In addition, the Company remained the primary beneficiary of DRCI and did not reallocate its right to absorb any losses or receive any expected residual returns.
     As a result of the above, the Company became the primary beneficiary of DRCI on June 1, 2006 and DRCI was a variable interest entity as of June 1, 2006 in accordance with paragraphs 5.a and 5.b of FIN 46 (R), “Consolidation of Variable Interest Entities”. The Company had a contractual agreement to absorb 100% of DRCI’s operations as of June 1, 2006. In addition, the Company did not reallocate any of DRCI’s expected losses or residual returns. Consequently the Company became the primary beneficiary of DRCI’s operations and consolidated the results of operations as of that date. Also as required under paragraphs 18 and 21 of FIN 46 (R), the assets and liabilities of DRCI were measured at their estimated fair values at the date the Company became the primary beneficiary as if the initial consolidation had resulted from a business combination.
     In November 2006, Solar Power, Inc. completed the acquisition of DRCI, acquiring 100% of the outstanding shares of DRCI. By virtue of the rights and obligations assumed by the Company under the Operating Agreement, the acquisition of DRCI became effective on June 1, 2006. As a result, the financial statements of the Company include the results of operations of DRCI subsequent to June 1, 2006 and the purchase price was allocated to the acquired assets as of June 1, 2006.
     The estimated fair values of the acquired assets and liabilities may change as the Company completes its valuation procedures and as all direct acquisition costs are determined. The final adjustments resulting from this process are not expected to be material.

     The Company allocated the purchase price of $1,115,373 in cash to the estimated fair values of the acquired assets as follows (restated see Note 17):

Inventories	$35,341
Other current assets	637,089
Plant and equipment	7,995
Goodwill	434,948

Total	$1,115,373

     During the fourth quarter, in conjunction with its valuation procedures related to the DRCI acquisition, the Company determined that because of a lack of continuity interest, the transition did not qualify as a reorganization for tax purposes and should be treated as a purchase of assets with a liquidation target. As a result, the Company revised its purchase price allocation to eliminate the previously recorded deferred tax liability of $267,577, resulting in an offsetting increase to Goodwill.
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

     In September 2006, Sundance Power, LLC and Solar Power, Inc., a California corporation, agreed to initial terms on sharing revenue on Joint Contract customers. In December 2006, the Company modified the arrangement entered into on September 5, 2006 under which it agreed to pay specified percentages of certain contracts developed by Sundance and installed by the Company in exchange for Sundance providing certain goods and services to the Company and the Joint Contract customers. Under the revised arrangement the Company agreed to retain revenues that would otherwise be paid to Sundance under the previous agreement the Company assumed with the DRCI acquisition and acquire the service mark of Sundance in exchange for cash and stock payments to Sundance. The Company initially paid $75,000 in cash and issued 75,000 shares of common stock with a fair value of $75,000. The Company was obligated for additional cash payments of $175,000 upon the earlier of (a) the Completion of the Joint Contracts or (b) December 31, 2006. The Company made the required cash payment on January 3, 2007. Subject to the performance of the underlying contracts the Company is conditionally obligated to issue its common stock worth $175,000 at market value upon completion of the Joint Contracts. “Completion” of the Joint Contracts occurs when the Company has received final payment under the terms of the contract. The issuance of shares was not obligated by December 31, 2006 since the Company had not received final payment from each contract. The Company determined that it is probable that the conditional payments will be made. At December 31, 2006, the Company recorded the estimated obligation in prepaid expenses and other current assets at $500,000 and recorded an accrued liability of $350,000. The asset will be expensed to sales, marketing and customer service expenses over the life of the contract as the revenue stream is recognized. The life of the contract is based upon the underlying construction contracts. The number of shares actually issued will be determined by the fair market value of the Company’s common stock at the time the shares are to be issued. In exchange for these payments from the Company, Sundance relinquishes its right to obtain any future payment constituting a share of the revenues of any Joint Contract or other Solar Power Contracts, relinquishes its right to obtain any future payment from the sale or installation of solar electric power system goods and services, and transfers to the Company all of its rights to the service mark of Sundance. The Company has not and does not plan to use the service mark for any service branding. As a result, the Company has not allocated any value to Sundance’s service mark. The amounts paid under this agreement have been classified as sales, marketing and customer service because Sundance was only in a position to provide sales and marketing support and customer service support with utility interconnection, rebate processing and training for owner education. Sundance did not have the working capital to purchase hardware, specifically photovoltaic panels and inverters, needed for the four specified projects or any other projects that the Company secured.
     In December 2006, Solar Power, Inc. became a public company through its reverse merger with Solar Power, Inc. (formerly Welund Fund, Inc.). The accompanying consolidated financial statements reflect the results of the operations of Solar Power, Inc., its predecessor, International Assembly Solutions, Limited and their subsidiaries.

2. Summary of Significant Accounting Policies
     Basis of Presentation — The consolidated financial statements include the accounts of the Solar Power, Inc., its predecessor and their subsidiaries. Intercompany balances, transactions and cash flows are eliminated on consolidation.
     Cash and cash equivalents — Cash and cash equivalents include cash on hand, cash accounts and interest bearing savings accounts. At times, cash balances may be in excess of FDIC insurance limits. The Company has not experienced any losses with respect to bank balances in excess of government provided insurance. At December 31, 2006, the Company held $11,230,350 in bank balances in excess of the insurance limits.
     Inventories — Inventories are stated at the lower of cost or market, determined by the weighted average cost method. Work-in-progress and finished goods inventories consist of raw materials, direct labor and overhead associated with the manufacturing process. Provisions are made for obsolete or slow-moving inventory based on management estimates. Inventories are written down based on the difference between the cost of inventories and the net realizable value based upon estimates about future demand from customers and specific customer requirements on certain projects.
     Anti-dilutive Shares — Earnings per share of common stock SFAS No. 128, “Earnings Per Share,” provides for the calculation of basic and diluted earnings per share. Basic earnings per share includes no dilution and is computed by dividing income attributable to common shareholders by the weighted-average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution of securities by adding other common stock equivalents, including common stock options, warrants, and restricted common stock, in the weighted average number of common shares outstanding for a period, if dilutive. Potentially dilutive securities are excluded from the computation if their effect is antidilutive. For the year ended December 31, 2006 1,275,000 shares of common stock equivalents were excluded from the computation of diluted earnings per share since their effect would be anti-dilutive. There were no anti-dilutive securities at December 31, 2006 and 2005, respectively.
     Plant and equipment — Property, plant and equipment is stated at cost including the cost of improvements. Maintenance and repairs are charged to expense as incurred. Depreciation and amortization are provided on the straight line method based on the estimated useful lives of the assets as follows:

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
     Revenue recognition — The Company’s two primary business segments include cable and wire mechanical assemblies and photovoltaic systems installation, integration and solar panel sales.
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
     In our solar photovoltaic business, contract costs include all direct material and labor costs and those indirect costs related to contract performance, such as indirect labor, supplies, tools, repairs, and depreciation costs. Selling and general and administrative costs are charged to expense as incurred. Provisions for estimated losses on uncompleted contracts are made in the period in which such losses are determined. Changes in job performance, job conditions, and estimated profitability, including those arising from contract penalty provisions, and final contract settlements may result in revisions to costs and income and are recognized in the period in which the revisions are determined. Profit incentives are included in revenues when their realization is reasonably assured. An amount equal to contract costs irrefutable to claims is included in revenues when realization is probable and the amount can be reliably estimated.
     The assets, “Costs and estimated earnings in excess of billings on uncompleted contracts” represents revenues recognized in excess of amounts billed. The liability, “Billings in excess of costs and estimated earnings on uncompleted contracts,” represents billings in excess of revenues recognized.
     Allowance for doubtful accounts — The Company regularly monitors and assesses the risk of not collecting amounts owed to the Company by customers. This evaluation is based upon a variety of factors including: an analysis of amounts current and past due along with relevant history and facts particular to the customer. It requires the Company to make significant estimates, and changes in facts and circumstances could result in material changes in the allowance for doubtful accounts. At December 31, 2006 the Company has recorded allowance of $47,624.
     Stock-based compensation — Effective January 1, 2006, the Company adopted the provisions of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment.” (SFAS No. 123(R)”) which requires the Company to measure the stock-based compensation costs of share-based compensation arrangements based on the grant-date fair value and recognize the costs in the financial statements over the employee requisite service period. Stock-based compensation expense for all stock-based compensation awards granted was based on the grant-date fair value estimated in accordance with the provisions of SFAS No. 123(R). Prior to 2006 the Company had not issued stock options or other forms of stock-based compensation
     Shipping and handling cost — Shipping and handling costs related to the delivery of finished goods are included in cost of goods sold. During the years ended December 31, 2006 and 2005, shipping and handling costs expensed to cost of goods sold were $171,745 and $74,318, respectively.
     Product Warranties — In our cable and wire assembly business our current standard product warranty for our mechanical assembly product ranges from one to five years. We offer the industry standard of 25 years for our solar modules and industry standard five (5) years on inverter and balance of system components. Due to the warranty period, we bear the risk of extensive warranty claims long after we have shipped product and recognized revenue. In our cable and wire assembly business, historically our warranty claims have not been material. In our solar photovoltaic business our greatest warranty exposure is in the form of product replacement. Since we currently purchase these products from third-party suppliers and their warranties are consistent with industry standards we consider our financial exposure to warranty claims immaterial. Therefore we have not provided any warranty reserves in our financial statements for the periods ended December 31, 2006 and 2005.
     Income taxes — We account for income taxes under the liability method. Under this method, deferred tax assets and liabilities are determined based on differences between financial reporting and tax reporting bases of assets and liabilities and are measured using enacted tax rates and laws that are expected to be in effect when the differences are expected to reverse. Realization of deferred tax assets is dependent upon the weight of available evidence, including expected future earnings. A valuation allowance is recognized if it is more likely than not that some portion, or all of a deferred tax asset will not be realized.
     Foreign currency translation — The consolidated financial statements of the Company are presented in U.S. dollars as the Company and its subsidiaries conduct substantially all of their business in U.S. dollars.
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
     Comprehensive income (loss) — Statement of Financial Accounting Standards No. 130, “Reporting Comprehensive Income,” establishes standards for reporting comprehensive income and its components in a financial statement that is displayed with the same prominence as other financial statements. Comprehensive income, as defined, includes all changes in equity during the period from non-owner sources. Examples of items to be included in comprehensive income, which are excluded from net income, include foreign currency translation adjustments and unrealized (loss) of available-for-sale securities. For the years ended December 31, 2006 and 2005, comprehensive income (loss) was the same as net income (loss).
     Post-retirement and post-employment benefits — The Company’s subsidiaries which are located in the People’s Republic of China contribute to a state pension scheme on behalf of its employees. The Company recorded $13,834 and $4,813 in expense related to its pension contributions for the year ended December 31, 2006 and for the period ended December 31, 2005. Neither the Company nor its subsidiaries provide any other post-retirement or post-employment benefits.

     Use of estimates — The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. With respect to the acquisition of DRCI by Solar Power, Inc. a California corporation, the Company estimated the fair value of contracts acquired based on certain assumptions to be approximately $637,000. The Company estimated the value of each contract opportunity acquired by estimating the percentage of contracts that would be signed and by applying a comparable acquisition cost to each contract based on the Company’s current sales subcontractor commission rates.
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
     In July 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (FIN 48). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109,” Accounting for Income Taxes” Accounting for Income Taxes.. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This Interpretation also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. This Interpretation is effective for fiscal years beginning after December 15, 2006, with earlier adoption permitted. We believe adoption of this pronouncement will not impact our financial position, results of operations or cash flows due to our history of losses and fully reserved deferred tax assets.
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
     In February 2007, the FASB issued FAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities — Including an amendment of FASB Statement No. 115”, (“FAS 159”) which permits entities to choose to measure many financial instruments and certain other items at fair value at specified election dates. A business entity is required to report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. This statement is expected to expand the use of fair value measurement. FAS 159 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years, and is applicable beginning in the first quarter of 2008. The Company is currently evaluating the impact that FAS 159 will have on its consolidated financial statements.
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

2006
At cost:
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

$1,199,537

     Pursuant to the terms and conditions of the Registration Rights Agreement entered into by the Company in conjunction with its private placement offering on September 19 and October 4, 2006 (See Note 8), the Company is subject to penalties if it is unable to obtain an effective registration statement by April 29, 2007. The penalty is calculated as 1% of the private placement proceeds for each month effective status is not obtained up to a maximum of 10% of the private placement proceeds. At December 31, 2006, based on its estimate of the status of its pending registration statement, the Company recorded an accrual of $160,000.
8. Stockholders’ Equity
     Issuance of common stock
     In December 2006, the Company issued 500,000 shares of its common stock in exchange for $425,000 in cash and the settlement of an obligation totaling $75,000.
     In December 2006, the Company effected a reverse merger with Solar Power, Inc., a Nevada Corporation (formerly Welund Fund, Inc.). The Company was determined to be the accounting acquirer for purposes of recording the transaction. Prior to the reverse merger the Company’s and Solar Power, Inc., a Nevada Corporation (formerly Welund Fund, Inc.) outstanding shares of common stock totaled 14,500,000 and 17,666,667, respectively. Subsequent to the reverse merger the Company issued 100,000 shares of restricted common stock. Accordingly, the outstanding shares of the Company at December 31, 2006 consist of the sum of the shares of the Company, Solar Power, Inc., a Nevada Corporation (formerly Welund Fund, Inc.) and the shares of restricted common stock. In conjunction with the reverse merger, the Company recorded the net assets of Solar Power, Inc., a Nevada Corporation (formerly Welund Fund, Inc.), less direct transaction costs, as an increase to its additional paid in capital. The assets and liabilities of Solar Power, Inc., a Nevada Corporation (formerly Welund Fund, Inc.) consisted primarily of cash and cash equivalents of $11,214,007 and were recorded at their historical values.
Issuance of warrants to purchase common stock
     Prior to the reverse merger, in conjunction with a private placement, concluded on October 4, 2006, 800,000 warrants to purchase the Company’s common stock with an exercise price of $1.15 per share were issued to Roth Capital Partners for acting as the private placement agent. The terms of the warrants are five years, expiring on October 4, 2011. The warrants are transferable and are exercisable by the Holder at any time after the original date of issuance until and including the expiration date. The terms of the warrants provide for adjustment to the exercise price for common stock dividends, capital stock distributions, and stock splits. There is no performance requirements associated with these warrants. The Company agreed to register these warrants as part of its SB-2 registration statement currently pending with the Securities and Exchange Commission. The Company estimated the fair value of the warrants by the Black-Scholes valuation model using the following variables: expected term of 5 years, risk-free interest rate of 4.69%, volatility of 92% and dividend yield of 0%. The Company treated the estimated fair value of these warrants as part of the cost of the private placement.
9. Income Taxes
     Income before provision (benefit) for income taxes is attributable to the following geographic locations for the periods ended December 31:

	Year Ended
	December 31, 2006	December 31, 2005

United States	$(2,450,802)	$—
Foreign	377,743	(135,623)

	$(2,073,059)	$(135,623)

     The provision (benefit) for income taxes consists of the following:

	December 31, 2006	December 31, 2005
Current:
Federal	$8,090	$—
State	3,200	—
Foreign	24,000	—

	35,290	—

Deferred:
Federal	—	—
State	—	—
Foreign	21,039	(21,039)

	21,039	(21,039)

Total provision/(benefit) for income taxes	$56,329	$(21,039)

     The reconciliation between the actual income tax expense and income tax computed by applying the statutory U.S. Federal and State, PRC and Hong Kong income tax rates to earnings before provision for income taxes for the periods ended December 31, 2006 and 2005 are as follows:

	2006	2005

Provision for income tax at US Federal statutory rate	$(725,571)	$(23,734)
State taxes, net of federal benefit	(140,823)	—
Foreign taxes at different rate	(108,210)	(419)
Non-deductible expenses	32,362	—
Valuation allowance	1,082,801	15,097
Other	(84,230)	(11,983)

	$56,329	$(21,039)

     The tax effects of temporary differences that give rise to significant portions of deferred tax assets and deferred tax liabilities at December 31, 2006 and 2005 are presented below:

	2006	2005

Deferred income tax assets:
Net operating loss carry forwards	$853,360	$36,136
Other temporary differences	244,538	—
Other tax credits		—

	1,097,898	36,136
Valuation allowance	(1,097,898)	(15,097)

Total deferred income tax assets	—	21,039

Net deferred tax assets	$—	$21,039

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
     PRC Taxation — Enterprise income tax in the PRC is generally charged at 33%, of which 30% is for national tax and 3% is for local tax, of the assessable profit. The subsidiary of the Company is a wholly foreign-owned enterprise established in Shenzhen, the PRC, and is engaged in production-oriented activities; according to enterprise income tax laws for foreign enterprises, the national tax rate is reduced to 15%. Pursuant to the same income tax laws, the subsidiary is also exempted from the PRC enterprise income tax for two years starting from the first profit-making year, followed by a 50% tax exemption for the next three years. The Company has yet to start its first profit-making year.
     Hong Kong Taxation — A subsidiary of the Company is incorporated in Hong Kong and is subject to Hong Kong profits tax. The Company is subject to Hong Kong taxation on its activities conducted in Hong Kong and income arising in or derived from Hong Kong. The applicable profits tax rate for all periods is 17.5%. A provision of $45,039 for profits tax was recorded for the period ended December 31, 2006.
10. Stock-based Compensation
     Effective January 1, 2006, the Company adopted the provisions of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment” (SFAS No. 123(R)”) which requires the Company to measure the stock-based compensation costs of share-based compensation arrangements based on the grant-date fair value and recognizes the costs in the financial statements over the employee requisite service period. Stock-based compensation expense for all stock-based compensation awards granted was based on the grant-date fair value estimated in accordance with the provisions of SFAS No. 123(R). Prior to 2006 the Company had not issued stock options or other forms of stock-based compensation.

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
Determining Fair Value
     Valuation and Amortization Method — The Company estimates the fair value of service-based and performance-based stock options granted using the Black-Scholes-Merton option-pricing formula. The fair value is then amortized on a straight-line basis over the requisite service periods of the awards, which is generally the vesting period. Service-based and performance-based options typically have a five year life from date of grant and vesting periods of three to four years. The fair value of share awards granted is determined by the last private placement price of our common stock since our shares are not currently trading and is recognized as compensation expense on a straight-line basis over the respective vesting period.
     Expected Term — The Company’s expected term represents the period that the Company’s stock-based awards are expected to be outstanding. For awards granted subject only to service vesting requirements, the Company utilizes the simplified method under the provisions of Staff Accounting Bulletin No. 107 (“SAB No. 107”) for estimating the expected term of the stock-based award, instead of historical exercise data. Prior to 2006 the Company did not issue share-based payment awards and as a result there is no historical data on option exercises. For its performance-based awards, the Company has determined the expected term life to be 5 years based on contractual life, the seniority of the recipient and absence of historical data on the exercise of such options.
     Expected Volatility — Because there is no history of stock price returns, the Company does not have historical volatility data for its equity awards. Accordingly, the Company has chosen to use the historical volatility rates for a publicly-traded U.S.-based direct competitor to calculate the volatility for its granted options.
     Expected Dividend — The Company has never paid dividends on its common shares and currently does not intend to do so, and accordingly, the dividend yield percentage is zero for all periods.
     Risk-Free Interest Rate — The Company bases the risk-free interest rate used in the Black-Scholes-Merton valuation method upon the implied yield curve currently available on U.S. Treasury zero-coupon issues with a remaining term equal to the expected term used as the assumption in the model.
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

     The Company currently has service-based and performance-based options and restricted stock grants outstanding. The service-based options vest in 25% increments and expire five years from the date of grant. Performance-based options vest upon satisfaction of the performance criteria as determined by the Compensation Committee of the Board of Directors and expire five years from the date of grant. The restriction period on restricted shares shall expire at a rate of 25% per year over four years.
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
     At December 31, 2006 there were 2,976,000 shares available to be issued under the plan (9% of the outstanding shares of 32,266,667 plus outstanding warrants of 800,000). There were 2,000,000 options and restricted shares issued under the plan and 976,000 shares available to be issued. Typically, options granted vest over three to four years and have a five year life.
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
     On December 28, 2006, the Company granted 1,500,000 service-based, and 400,000 performance-based stock options with an exercise price of $1.00 per share and 100,000 restricted stock awards. The options and restricted awards vested 25% at date of grant and 25% annually thereafter. The performance-based stock options vesting will be determined after the fourth anniversary of issuance. If the performance criteria as defined by the Compensation Committee of the Board of Directors is achieved then 100% of the performance-based stock options will vest. If the performance criteria is not achieved then zero percent of the performance-based stock option will vest.

     The following table summarizes the Company’s stock option activities:

		Weighted-	Weighted-
		Average	Average	Aggregate
		Exercise	Remaining	Intrinsic
		Price Per	Contractual	Value
	Shares	Share	Term	($000)
Outstanding as of December 31, 2005	—	$—	—	$—
Granted	1,900,000	1.00	4.99	—
Exercised	—	—	—	—
Forfeited	—	—	—	—

Outstanding as of December 31, 2006	1,900,000	$1.00	4.99	$—

Exercisable as of December 31, 2006	375,000	$1.00	4.99	—

     The weighted-average grant-date fair value of options granted during 2006 was $0.66. The total intrinsic value of options exercised during 2006 was $0.
     The following table summarizes the Company’s restricted stock activities:

Shares
Outstanding as of December 31, 2005	—
Granted	100,000
Exercised	—
Forfeited	—

Outstanding as of December 31, 2006	100,000

Vested as of December 31, 2006	25,000

     Changes in the Company’s non-vested stock options are summarized as follows:

	Service-based Options		Performance-based Options		Restricted Stock
		Weighted-		Weighted-		Weighted-
		Average Grant		Average Grant		Average Grant
		Date Fair Value		Date Fair Value		Date Fair Value
	Shares	Per Share	Shares	Per Share	Shares	Per Share
Non-vested as of December 31, 2005	—	$—	—	$—	—	$—
Granted	1,500,000	0.66	400,000	0.73	100,000	1.00
Vested	(375,000)	0.66	(100,000)	0.73	(25,000)	1.00
Forfeited	—	—	—	—	—	—

Non-vested as of December 31, 2006	1,125,000	$0.66	300,000	$0.73	75,000	$1.00

     As of December 31, 2006, there was approximately $741,000, $226,000 and $75,000 of unrecognized compensation cost related to non-vested service-based options, performance-based options and restricted stock grants, respectively. The cost is expected to be recognized over a weighted-average of 3.0 years for service-based options and restricted stock grants and 4.0 years by performance-based options. The total fair value of shares vested during the year ended December 31, 2006 was approximately $247,000, $66,000 and $25,000 for service-based options, performance-based options and restricted stock grants, respectively. During the year ended December 31, 2006 there were no changes to the contractual life of any fully vested options.
     Information regarding stock options outstanding as of December 31, 2006 was as follows:

Weighted-
		Average	Weighted-
		Remaining	Average
		Contractual	Fair Value	Aggregate
	Option	Life (in	Grant per	Intrinsic
	Shares	years)	Share	Value ($000)
Options	1,900,000	4.99	$1.00	$—
Restricted Stocks	100,000	4.99	$—	$—
     The remaining contractual life of the Company’s options is determined by the time remaining to the expiration date.
11. Related Party Transactions
Service fees
     During the year ended December 31, 2006 and January 18, 2005 (date of inception) to December 31, 2005 the Company paid service fees to IAS, Inc. of $419,605 and $889,878, respectively. Darrell Harley, an employee of IAS HK held 100% interest in IAS Inc. There were no amounts due to or from the Company to IAS, Inc. at December 31, 2006 and 2005. This structure was utilized to provide payroll, shipping, sales and logistics support for our operations. We no longer conduct business with this related party.
     Subsequent to termination of the arrangement with IAS, Inc., we entered into a similar arrangement with Granite Bay Technologies, Inc. During the year ended December 31, 2006 and January 18, 2005 (date of inception) to December 31, 2005, the Company paid service fees to Granite Bay Technologies, Inc. (“Granite Bay”) amounting to $181,000 and $0, respectively. Stephen C. Kircher and Gerald R. Moore, prior to the exchange of shares between Solar Power, Inc., a California corporation and IAS HK, were majority owners of IAS HK with approximately 58% and 29% ownership, respectively and had beneficial ownership in Granite Bay. There were no amounts due to or from the Company to Granite Bay at December 31, 2006 and 2005. This structure was utilized to provide payroll, shipping, and sales and logistics support for IAS operations prior to formation of our U.S. holding company. We no longer conduct business with this related party.
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
12. Commitments and Contingencies
     Operating leases — The Company leases premises under various operating leases. Rental expense under operating leases included in the statement of operations were $100,556 and $18,417 for the year ended December 31, 2006 and the eleven month period ended December 31, 2005, respectively.
     The Company was obligated under operating leases requiring minimum rentals as follows:

Years ending December 31,
2007	$275,504
2008	277,422
2009	165,191

Total minimum payments	$718,117

     Commitments — At December 31, 2006, the Company had commitments of approximately $164,000 related to improvements and plant equipment purchases at its Shenzhen facility.
13. Operating Risk
     Concentrations of Credit Risk and Major Customers — A substantial percentage of the Company’s net revenue comes from sales made to a small number of customers and are typically sold on open account basis. Details of customers accounting for 10% or more of total net sales for the year ended December 31, 2006 and the eleven month period ended December 31, 2005 is as follows:

Customer	2006	2005
Flextronics International	$1,681,326	$—
Sun Country Builders	524,357	—
Occam Networks	490,477	—
Surge Technologies	514,113	—
Tellabs	—	549,919
Siemens Transportation Systems, Inc.	—	250,811
Motion Controls	—	340,130

Total	$3,210,273	$1,140,860

     Details of the amounts receivable from the five customers with the largest receivable balances at December 31, 2006 and 2005, respectively are:

Customer	2006	2005
Sun Country Builders	$363,000	$—
Harbaugh Electric	291,360	—
Flextronics International	237,367	—
Siemens Transportation Systems, Inc.	112,267	38,510
Wildlands, Inc.	87,531	—
Flash Electronics	—	297
Motion Control	—	5,590
Occam Networks	—	10,084
Surge Technologies	—	202

Total	$1,091,525	$54,683

     Product Warranties — In our cable and wire assembly business our current standard product warranty for our mechanical assembly product ranges from one to five years. We offer the industry standard of 25 years for our solar modules and industry standard five (5) years on inverter and balance of system components. Due to the warranty period, we bear the risk of extensive warranty claims long after we have shipped product and recognized revenue. In our cable and wire assembly business, historically our warranty claims have not been material. In our solar photovoltaic business our greatest warranty exposure is in the form of product replacement. Since we currently purchase these products from third-party suppliers and their warranties are consistent with industry standards we consider our financial exposure to warranty claims immaterial. Therefore we have not provided any warranty reserves in our financial statements for the periods ended December 31, 2006 and 2005.
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
     Contributions of the major activities, profitability information and asset information of the Company’s reportable segments for the periods ended December 31, 2006 and 2005 are as follows:

	Year ended December 31, 2006			11 months ended December 31, 2005
		Inter-segment			Inter-segment
Segment	Net sales	sales	Income (loss)	Net sales	sales	Income (loss)

Cable, wire and mechanical assemblies	$2,888,335	$—	$377,743	$1,371,731	$—	$(135,623)
Photovoltaic installation and integration.	1,492,816	—	(2,450,802)	—	—	—

Segment total	4,381,151	—	(2,073,059)	1,371,731	$—	(135,623)
Reconciliation to consolidated totals:
Sales eliminations	—	—	—	—	—	—

Consolidated totals Net sales	$4,381,151	$—		$1,371,731	$—

Income before taxes			$(2,073,059)			$(135,623)

	December 31, 2006		December 31, 2005
	Interest	Interest	Interest	Interest
Segment	income	expense	income	expense
Cable, wire and mechanical assemblies	$128	$(19,752)	$33	$(11,400)
Photovoltaic installation, integration and sales	2,843	(73,376)	—	—

Consolidated total	$2,971	$(93,128)	$33	$(11,400)

	Year ended December 31, 2006			11 months ended December 31, 2005
			Depreciation			Depreciation
	Identifiable	Capital	and	Identifiable	Capital	and
Segment	assets	expenditures	amortization	assets	expenditure	amortization
Cable, wire and mechanical assemblies	$1,734,026	$121,163	$7,915	$310,228	$17,149	$1,686
Photovoltaic installation and integration	15,138,249	102,936	10,727	—	—	—

Consolidated total	$16,872,275	$224,099	$18,642	$310,228	$17,149	$1,686

     Sales by geographic location are as follows:

	Year ended December 31, 2006			11 months ended December 31, 2005
	Cable, wire	Photovoltaic		Cable, wire	Photovoltaic
	and	installation,		and	installation,
	mechanical	integration		mechanical	integration
Segment	assemblies	and sales	Total	assemblies	and sales	Total
United States	$1,457,545	$1,492,816	$2,950,361	$1,371,731	$—	$1,371,731
Mexico	1,430,790	—	1,430,790	—	—	—

Total	$2,888,335	$1,492,816	$4,381,151	$1,371,731	$—	$1,371,731

     The location of the Company’s identifiable assets is as follows:

	December 31,	December 31,
Segment	2006	2005
China (including Hong Kong)	$1,734,026	$310,228
United States	15,138,249	—

Total	$16,872,275	$310,228

     Income tax expense (benefit) by geographic location is as follows:

	12 months	11 months
	ended	ended
	December 31,	December 31,
Segment	2006	2005
China (including Hong Kong)	$45,039	$(21,039)
United States	11,290	—

Total	$56,329	$(21,039)

16. Subsequent Events
     On January 3, 2007 the Company repaid loans and notes payable to Stephen C. Kircher, the Company’s CEO and Chairman of $327,562 which included principal of $320,000 and accrued interest of $7,562.
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
     In January 2007, the Company paid $175,000 in cash due under the terms of its agreement to acquire commission rights. In February 2007, the Company issued 31,435 shares of its common stock to the sellers of the contracts shareholders in partial satisfaction of the contingent payment terms of its acquisition of contracts (see Note 1)
          On March 21, 2007 we, through our wholly-owned subsidiary, Solar Power Integrators Commercial, Inc. (“SPIC”) entered into a General Partnership Agreement with J.R. Conkey and Associates, Inc. (“JRC”). Mr. Conkey is the principal of JRC and acquired 100,000 shares of our stock in our private placement at $1.00 per share. The 100,000 shares represent the total of Mr. Conkey’s investment in SPI and is not a related party to the Company. The partnership will engage in the sales, design and installation of solar systems in certain market segments for solar contracts within California. As initial capital contributions to the partnership, JRC is contributing $25,500 and SPIC is contributing $24,500. JRC is the managing partner of the partnership and will manage and conduct the day-to-day business affairs of the partnership. Additionally, JRC will be responsible for all marketing and sales efforts, establishing and maintaining customer relationships, and contract management. SPIC will be responsible for exclusively supplying all solar panels or other solar materials to the partnership for installation, and the design, engineering, and installation of all solar systems for customers, at contracted prices to SPIC. SPIC will control financial and accounting records. The Company has determined that this partnership will be subject to consolidation in its financial statements based on its interpretation of paragraph 5.a of FIN 46(R) Consolidation of Variable Interest Entities (as amended). Through March 31, 2007 there was no activity in this Partnership Arrangement. Under FIN 46 (R), paragraph 5.a, the Company anticipates the partnership will require additional financial support beyond the initial contributions of both partners. This anticipation is based on our historical understanding of the industry sales cycle and the capital requirements to fund contracted obligations. Additionally, FIN 46 (R), paragraph 11, supports that this partnership represents a variable interest entity since it met one of the conditions under paragraph 5.a. Finally, under FIN 46 (R), paragraph 14, although the partners will allocate profits based upon percentage interest in the partnership, the Company would incur a majority of the losses if the partnership defaulted on either its obligation to pay for solar panels and materials supplied by the Company or on its obligation to repay money advanced from the Company. As a result, the Company determined it would be the primary beneficiary and should consolidate the variable interest entity. Currently, no activity has occurred in the partnership. Neither JRC or the Company has contributed initial capital or performed any of the stated responsibilities.
     On April 9, 2007, we entered into our standard Securities Purchase Agreement with E-Ton Solar Tech, Co., Ltd. (E-Ton) foreign accredited investor as part of a private placement to raise $500,000 (the “Financing”). In connection with the Financing, we sold an aggregate of 500,000 shares of restricted common stock par value $0.0001 per share, at a purchase price of $1.00 per share (the per share price of our most recent private placement) for an aggregate sale price of $500,000 to E-Ton.

     On April 12 and 17, 2007 the Company issued standby letters of credit totaling, $800,000 to two suppliers, Sharp Electronics and Kyocera Solar. The letters of credit were issued in support of the Company’s line of credit with these suppliers. These suppliers have no interest in the Company and are not considered related parties. The term of the letters of credit are twelve months and are collateralized by $800,000 of the Company’s cash.
     On April 17, 2007, the Company entered into a Deposit Receipt and Real Estate Purchase Contract (the “Agreement”) to purchase real property located at 1115 Orlando Avenue in the city of Roseville, California (the “Property”) from GSJ Company, LLC, a California limited liability company (“Seller”). The Property consists of an approximately 19,054 square foot office building situated on approximately 2.45 acres. Pursuant to the Agreement, we made an initial deposit of $25,000 toward a total purchase price of $4,725,000. Upon execution of the Agreement, the title company established an escrow with instructions consistent with the terms of the Agreement (the “Escrow”), which provides for a closing on or before 15 days from the expiration of an investigation period (“Investigation Period”). The Investigation Period provides that we have 30 days commencing on the date that Seller furnishes certain documents, to investigate the Property, including its value, zoning, unrecorded encumbrances, income and expenses relating to the Property, environmental, entitlement and building matters affecting the Property, and its condition. Prior to the expiration of the Investigation Period, if we are dissatisfied with any of the above-referenced matters in connection with the Property, we may cancel the Agreement, and our initial deposit will be refunded. If we do not give notice of our intent to cancel the Agreement within 2 days of the expiration of the Investigation Period, we will then make an additional deposit of $75,000. On June 14, 2007, the Agreement was amended to extend the Investigation Period to July 6, 2007. Pursuant to the terms of the Agreement, all bonds and assessments that are a lien as of the date of execution of the Agreement will be assumed by us. All bonds and assessments that become a lien after the date of execution will be assumed by us at our sole option; if we elect not to assume such bonds and assessments becoming a lien at such time, then the Seller may either pay them in full or the Agreement will terminate with all deposits being returned. CB Richard Ellis, Inc. is acting as broker in connection with the purchase of the Property and will be receiving 4% of the total purchase price as a commission for their services, of which 1% will go to John E. Hartman as a referral fee. The Agreement further provides that if this transaction is not consummated due to our default, the Seller is entitled to retain all deposits that have actually been made by us, as liquidated damages. In addition, the Agreement provides for a leaseback to the Seller, who is currently occupying the Property, allowing for the extension of the Seller’s current occupancy for approximately one week following the close of Escrow. Pursuant to the terms of an Addendum to the Agreement, the Property is being sold “as is,” except for certain customary representations and warranties made by the Seller. Further, after the close of Escrow, we agree to a general release of all claims against the Seller made in relation to the Agreement or the Property. These are no related parties involved in this transaction. On July 6, 2007 the Company terminated the contract without financial penalty and impact to the Company’s financial statements.
     On June 1, 2007, the Company, through its wholly-owned subsidiary IAS Electronics (Shenzhen) Co., Ltd. entered into a $900,000 line of credit with China Merchants Bank. The term of the agreement is one year and has an annual interest rate of 6.75%. Payments are interest only with principal due at the end of the term. As of August 2, 2007, the Company had borrowings of approximately $528,000 against the line.
     On June 5, 2007, the Company entered into a capitalized lease agreement with California First Leasing Corporation to finance the purchase approximately $581,000 of software and hardware. The term of the lease is thirty-six months; the Company paid an initial security deposit of approximately $9,000 and secured the lease with a letter of credit collateralized by the Company’s cash deposits. As of August 2, 2007, approximately $225,000 had been funded by the leasing company.
     On June 8, 2007, the Company issued a standby letter of credit in the amount of $1,000,000 in favor of China Merchants Bank as collateral for the line of credit of its subsidiary, IAS Electronics (Shenzhen) Co., Ltd. The letter of credit is for a term of one year and is secured by the Company’s cash deposits.
     On June 20, 2007, the Company issued a standby letter of credit to California First Leasing Corporation in the amount of $284,367 as security for a capital lease agreement. The term of the letter of credit is one year and is secured by the Company’s cash deposits.
     On July 31, 2007, that letter of credit was increased to $601,100 to secure an increase to principal and interest to the capital lease agreement.
     On July 25, 2007, the Company entered into an office lease for the relocation of the Company headquarters. The building is located in Roseville, California and has approximately 19,000 square feet. The term of the lease is five years commencing on August 1, 2007 with an initial rent of approximately $343,000 per year and has an option to renew for an additional five years. On July 25, 2007, the Company paid a security deposit and first-months rent of approximately $60,000.
17. Restatement
In conjunction with the final determination of the purchase price of DRCI and related allocation of such price to the estimated fair value of the acquired assets and liabilities the Company determined that it had overstated the purchase price by $331,192. In addition the Company determined that certain operating expenses of DRCI from June 1, 2006 to November 15, 2006 for which it was obligated to reimburse the seller under the terms of the Operating Agreement were incorrectly classified as a prepaid expense in conjunction with the allocation of the DRCI purchase price. As a result the Company’s consolidated statement of cash flows for the year ended December 31, 2006 understated net cash used in operating activities by $331,192 and overstated net cash used in investing activities by an equal amount.
The Company also determined that cash received for its merger with Solar Power, Inc. (formerly Welund Fund, Inc.) in the amount of $14,997,932 had been incorrectly classified as a financing activity.
The effects of the adjustments and reclassifications are as follows:

	As Previously
	Reported	As Restated
Consolidated Statement of Cash Flows for the Year Ended December 31, 2006
Increase in prepaid expenses and other current assets	$(694,533)	$(1,025,725)
Net cash used in operating activities	(2,672,558)	(3,003,750)

Cash paid for acquisitions	(1,521,565)	(1,190,373)
Net cash provided by (used in) investing activities	(1,741,098)	13,588,026
Net cash provided by financing activities	15,742,932	745,000

INDEX TO EXHIBITS

Exhibit No.	Description

2.1	Agreement and Plan of Merger dated as of January 25, 2006 between Welund Fund, Inc. (Delaware) and Welund Fund, Inc. (Nevada) (1)

2.2	Agreement and Plan of Merger by and among Solar Power, Inc., a California corporation, Welund Acquisition Corp., a Nevada corporation, and Welund Fund, Inc. a Nevada corporation dated as of August 23, 2006(2)

2.3	First Amendment to Agreement and Plan of Merger dated October 4, 2006(3)

2.4	Second Amendment to Agreement and Plan of Merger dated December 1, 2006(4)

2.5	Third Amendment to Agreement and Plan of Merger dated December 21, 2006(5)

2.6	Agreement and Plan of Merger by and between Solar Power, Inc., a California corporation and Dale Renewables Consulting, Inc., a California corporation, and James M. Underwood, Ronald H. Stickney and Todd Lindstrom, dated as of August 20, 2006, as amended by the First Amendment to Agreement and Plan of Merger dated October 31, 2006, and further amended by the Second Amendment to Agreement and Plan of Merger dated November 15, 2006(17)

2.7	Agreement of Merger by and between Solar Power, Inc., a California corporation, Dale Renewables Consulting, Inc., a California corporation, and James M. Underwood, Ronald H. Stickney and Todd Lindstrom dated November 15, 2006(17)

2.8	Agreement of Merger by and between Solar Power, Inc., a California corporation, Solar Power, Inc., a Nevada corporation and Welund Acquisition Corp., a Nevada corporation dated December 29, 2006(17)

2.9	Agreement of Merger by and between Solar Power, Inc., a Nevada corporation and Solar Power, Inc., a California corporation, dated February 14, 2007 (6)

3.1	Amended and Restated Articles of Incorporation(6)

3.2	Bylaws(6)

3.3	Specimen (17)

4.1	Form of Subscription Agreement(7)

4.2	Form of Registration Rights Agreement(7)

10.1	Share Purchase Agreement for the Purchase of Common Stock dated as of April 1, 2004, by and between Kevin G. Elmore and Mr. T. Chong Weng(8)

10.2	Share Purchase Agreement for the Purchase of Common Stock dated as of June 9, 2004, by and between Kevin G. Elmore and Liberty Associates Holdings, LLC(9)

10.3	Purchase and Servicing Agreement between Welund Fund, Inc. and Village Auto, LLC, dated

Exhibit No.	Description

March 30, 2005(10)

10.4	Demand Promissory Note issued by Paxton Energy Corp. (11)

10.5	Engagement Letter with Roth Capital Partners, dated August 29, 2006(12)

10.6	Credit Facility Agreement by and between the Company and Solar Power, Inc., a California corporation effective September 19, 2006(12)

10.7	Security Agreement by and between the Company and Solar Power, Inc., a California corporation effective September 19, 2006(12)

10.8	Secured Promissory Note issued by Solar Power, Inc., a California corporation in favor of the Company(12)

10.9	First Amendment to the Credit Facility Agreement dated November 3, 2006(13)

10.10	Securities Purchase Agreement dated September 19, 2006 (12)

10.11	Registration Rights Agreement dated September 19, 2006(12)

10.12	Securities Purchase Agreement dated October 4, 2006 (14)

10.13	Registration Rights Agreement dated October 4, 2006(14)

10.14	Roth Capital Warrant(14)

10.15	Subordination Agreement by and between Steve Kircher, the Company and Solar Power, Inc., a California corporation dated August 31, 2006(14)

10.16	Addendum to Subordination Agreement dated September 6, 2006(14)

10.17	Unsecured Promissory Note for $150,000 issued by Solar Power, Inc., a California corporation in favor of the Company dated August 31, 2006(14)

10.18	Unsecured Promissory Note for $50,000 issued by Solar Power, Inc., a California corporation dated September 6, 2006(14)

10.19	Secured Promissory Note for $975,000 issued by Solar Power, Inc., a California corporation in favor of the Company dated September 19, 2006(14)

10.20	Secured Promissory Note for $100,000 issued by Solar Power, Inc., a California corporation in favor of the Company dated September 25, 2006(14)

10.21	Secured Promissory Note for $130,000 issued by Solar Power, Inc., a California corporation in favor of the Company dated September 27, 2006(14)

10.22	Secured Promissory Note for $75,000 issued by Solar Power, Inc., a California corporation in favor of the Company dated October 6, 2006(14)

Exhibit No.	Description

10.23	Secured Promissory Note for $340,000 issued by Solar Power, Inc., a California corporation in favor of the Company dated October 16, 2006(14)

10.24	Secured Promissory Note for $235,000 issued by Solar Power, Inc., a California corporation in favor of the Company dated October 30, 2006(14)

10.25	Secured Promissory Note $445,000 issued by Solar Power, Inc., a California corporation in favor of the Company dated November 7, 2006 (14)

10.26	Demand Note $1,446,565 issued by Solar Power, Inc., a California corporation in favor of the Company dated November 15, 2006 (14)

10.27	2006 Equity Incentive Plan (17)

10.28	Form of Nonqualified Stock Option Agreement(17)

10.29	Form of Restricted Stock Award Agreement(17)

10.30	Assignment and Interim Operating Agreement by and between Solar Power, Inc., a California corporation, Dale Stickney Construction, Inc., a California corporation, and Dale Renewables Consulting, Inc., a California corporation dated August 20, 2006(17)

10.31	Restrictive Covenant Agreement by and between Solar Power, Inc., a California corporation, Todd Lindstrom, James M. Underwood and Ronald H. Stickney dated November 15, 2006(17)

10.32	Receivables and Servicing Rights Purchase and Sale Agreement by and between the Company and Village Auto, LLC a California limited liability company dated December 29, 2006(15)

10.33	Contract Revenues Agreement by and between Sundance Power, LLC, a Colorado limited liability company and Solar Power, Inc., a California corporation, dated September 5, 2006(18)

10.34	Solar Power Integrators General Partnership Agreement, by and between J.R. Conkey & Associates, Inc. and Solar Power Integrators Commercial, Inc. dated March 21, 2007(19)

10.35	Securities Purchase Agreement dated April 9, 2007(20)

14.1	Code of Ethics **

16.1	Letter of Hansen Barnett & Maxwell(16)

21.1	List of Subsidiaries(18)

31.1	Rule 13(a) — 14(a)/15(d) — 14(a) Certification (Principal Executive Officer)*

31.2	Rule 13(a) — 14(a)/15(d) — 14(a) Certification (Principal Financial Officer)*

32	Section 1350 Certifications*
Footnotes to Exhibits Index

*	Filed herewith

**	Previously filed

(1)	Incorporated by reference to Form 8-K filed with the SEC on February 3, 2006.

(2)	Incorporated by reference to Form 8-K filed with the SEC on August 29, 2006.

(3)	Incorporated by reference to Form 8-K filed with the SEC on October 6, 2006.

(4)	Incorporated by reference to Form 8-K filed with the SEC on December 6, 2006.

(5)	Incorporated by reference to Form 8-K filed with the SEC on December 22, 2006.

(6)	Incorporated by reference to Form 8-K filed with the SEC on February 20, 2007.

(7)	Incorporated by reference to Form 10-QSB filed with the SEC on August 14, 2006.

(8)	Incorporated by reference to Form 8-K filed with the SEC on April 2, 2004.

(9)	Incorporated by reference to Form 8-K filed with the SEC on June 18, 2004.

(10)	Incorporated by reference to Form 10-QSB filed with the SEC on May 24, 2005.

(11)	Incorporated by reference to Form 10-QSB filed with the SEC on November 14, 2005.

(12)	Incorporated by reference to Form 8-K filed with the SEC on September 25, 2006

(13)	Incorporated by reference to Form 8-K filed with the SEC on November 7, 2006.

(14)	Incorporated by reference to Form 10-QSB filed with the SEC on November 20, 2006.

(15)	Incorporated by reference to Form 8-K filed with the SEC on January 8, 2007.

(16)	Incorporated by reference to Form 8-K filed with the SEC on January 8, 2007 (disclosing change in auditors).

(17)	Incorporated by reference to the Form SB-2 filed with the SEC on January 17, 2007.

(18)	Incorporated by reference to the Pre-Effective Amendment No. 1 to Form SB-2 filed with the SEC on March 6, 2007.

(19)	Incorporated by reference to Form 8-K filed with the SEC on March 27, 2007.

(20)	Incorporated by reference to Form 8-K filed with the SEC on April 11, 2007.