Form 10QSB/A
period 2006-09-30
Solar Power, Inc.
filed 2007-08-09
CIK 1210618

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB/A
(Amendment No. 1)

(Mark One)
[ X ]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended  September 30, 2006

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

Commission File Number 000-50142

Solar Power, Inc.

(Exact name of small business issuer as specified in charter)

California (State or other jurisdiction of incorporation or organization)	20-4956638 (I.R.S. Employer Identification No.)

4080 Cavitt Stallman Road, Suite 100, Granite Bay, CA 95746

(Address of principal executive offices)

(916) 746-0900

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

Explanatory Note

We are filing this Form 10-QSB/A to reflect corrections in the 10-QSB Original Filing filed with the Securities and Exchange Commission on November 20, 2006 in conjunction with the private placement closing on September 19, 2006 and October 4, 2006, the Company concluded that it had charged to operating expense $77,538 of costs of the private placement that should have been capitalized. As a result the Company’s Condensed Statements of Operations overstated general and administrative expense by $77,538 and understated loss from continuing operations and net loss by an equal amount. This adjustment also had an effect on earnings per share as disclosed in the table below.  Additionally, the Company’s condensed statement of cash flows overstated net cash used in operating activities by $77,538 and understated cash used in financing activities by an equal amount and the Company’s balance sheet was corrected to reflect a decrease in additional paid in capital of $77,583 and a decrease in he deficit accumulated during the development stage by an equal amount.

The effects of the adjustments and reclassifications are as follows:

	For the Three Months Ended September 30, 2006		For the Nine Months Ended September 30, 2006		For the period from July 16, 2002 (date of inception) to September 30, 2006
Condensed Statements of Operations for the Three and Nine Months Ended September 30, 2006	As Previously Reported	As Restated	As Previously Reported	As Restated	As Previously Reported	As Restated
General and administrative expense	$96,754	$19,216	$128,625	$51,087	$233,565	$156,027
Loss from continuing operations	(92,874)	(15,336)	(124,745)	(47,207)	(226,397)	(148,859)
Net Loss	(90,846)	(13,808)	(116,315)	(38,777)	(201,511)	(123,973)
Basic and Diluted Income (Loss) Per Common Share Continuing operations	(0.03)	(0.01)	(0.08)	(0.03)
Basic and Diluted Income (Loss) Per Common Share	(0.03)	(0.01)	(0.07)	(0.02)

Condensed Statements of Cash Flows for the Three and Nine Months Ended September 30, 2006
Net loss	$(116,315)	$(38,777)			$(201,511)	$(123,973)
Net Cash Used In Operating Activities	(118,819)	(41,281)			(148,483)	(70,945)
Proceeds from issuance of common stock, net of offering costs paid	10,976,417	10,898,879			11,213,917	11,136,379
Net Cash Provided By Financing Activities	9,571,417	9,493,879			9,808,917	9,731,379

Balance Sheet
Additional paid in capital	$-	$-	$10,589,966	$10,512,428
Deficit accumulated during the development stage	-	-	(201,511)	(123,973)

ii

SOLAR POWER, INC.

FORM 10-QSB

iii

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

SOLAR POWER, INC.
(A Development Stage Company)
Condensed Balance Sheets
(Unaudited)

September 30,
2006

ASSETS

Current Assets
Cash	$9,650,779
Notes receivable from SPI	1,405,000
Interest receivable from SPI	3,828
Receivable from related party	515
Finance receivables, net of unamortized discount of $0	-
Assets Held for Sale
Prepaid loan servicing fees receivable from related party	6,444
Finance receivables, net of unamortized discount of $3,766	21,621

Total Assets	$11,088,187

LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities
Accounts payable	$25,557
Payable to Roth Capital Partners, LLC	597,927
Accrued registration costs	75,000
Payables to related parties	-
Total Current Liabilities	698,484

Shareholders' Equity
Preferred stock, $0.0001 par value; 20,000,000 shares authorized; none issued and outstanding	-
Common stock, $0.0001 par value; 100,000,000 shares authorized; 12,476,646 shares outstanding at September 30, 2006	1,248
Additional paid in capital	10,512,428	(1)
Deficit accumulated during the development stage	(123,973	)(1)
Total Shareholders' Equity	10,389,703

Total Liabilities and Shareholders' Equity	$11,088,187

(1) As restated, see Note 6
The accompanying notes are an integral part of these condensed financial statements

SOLAR POWER, INC.
(A Development Stage Company)
Condensed Statements of Operations
(Unaudited)

	For the Three Months Ended			For the Nine Months Ended			For the Period from July 16, 2002 (date of inception) through
	September 30,			September 30,			September 30,
	2006		2005	2006		2005	2006
Interest income	$3,880		$2,104	$3,880		$2,104	$7,168

General and administrative expense	19,216	(1)	9,361	51,087	(1)	75,850	156,027	(1)

Loss from Continuing Operations	(15,336	)(1)	(7,257)	(47,207	)(1)	(73,746)	(148,859	)(1)

Income from Discontinued Operations	2,028		5,794	8,430		13,174	24,886

Net Loss	$(13,308	)(1)	$(1,463)	$(38,777	)(1)	$(60,572)	$(123,973	)(1)

Basic and Diluted Income (Loss) Per Common Share
Continuing operations	$(0.01	)(1)	$(0.01)	$(0.03	)(1)	$(0.07)
Discontinued operations	-		0.01	0.01		0.01
Basic and Diluted Income (Loss) Per Common Share	$(0.01	)(1)	$-	$(0.02	)(1)	$(0.06)

Weighted-Average Common Shares Outstanding	2,733,078		1,146,667	1,681,282		1,005,057

(1) As restated, see Note 6

The accompanying notes are an integral part of these condensed financial statements

SOLAR POWER, INC.
(A Development Stage Company)
Condensed Statements of Cash Flows
(Unaudited)

	For the Nine Months Ended			For the period from July 16, 2002 (date of inception) through
	September 30,			September 30,
	2006		2005	2006
Cash Flows From Operating Activities
Net loss	$(38,777	)(1)	$(60,572)	$(123,973	)(1)
Adjustments to reconcile net loss to net cash used in operating activities
Amortization of discount on purchased finance receivables	(5,148)		(6,077)	(12,481)
Issuance of common stock for services	-		50,000	50,224
Changes in assets and liabilities:
Prepaid loan servicing fees receivable from related party	(6,444)		(2,343)	(6,444)
Accrued interest receivable	(3,828)		(2,104)	(3,828)
Prepaid expenses	-		(219)	-
Payables to related parties	(2,740)		725	-
Accounts payable	15,656		5,816	25,557
Net Cash Used In Operating Activities	(41,281	)(1)	(14,774)	(70,945	)(1)

Cash Flows From Investing Activities
Purchase of finance receivables from a related party	-		(107,357)	(107,357)
Collection of finance receivables	34,407		40,758	85,253
Proceeds from sale of nonperforming finance receivables	4,091		-	12,449
Investment in note receivable from Paxton Energy, Inc.	-		(100,000)	(100,000)
Proceeds from collection of note receivable from Paxton Energy, Inc.	-		-	100,000
Net Cash Used In Investing Activities	38,498		(166,599)	(9,655)

Cash Flows From Financing Activities
Proceeds from issuance of common stock, net of offering costs paid	10,898,879	(1)	237,500	11,136,379	(1)
Investment in notes receivable from SPI	(1,405,000)		-	(1,405,000)
Net Cash Provided By Financing Activities	9,493,879	(1)	237,500	9,731,379	(1)
Net Increase In Cash	9,491,096		56,127	9,650,779
Cash At Beginning Of Period	159,683		-	-
Cash At End Of Period	$9,650,779		$56,127	$9,650,779

(1) As restated , see Note 6
The accompanying notes are an integral part of these condensed financial statements

SOLAR POWER, INC.
(A Development Stage Company)
Notes to Interim Condensed Financial Statements
(Unaudited)

Note 1. Organization, Change in Control, and Significant Accounting Policies

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

Note 2. Finance Receivables Held for Sale

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

Note 3. Common Stock

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

Note 4. Notes Receivable from SPI

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

Note 5. Related Party Transactions

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

SOLAR POWER, INC.
(A Development Stage Company)
Notes to Interim Condensed Financial Statements
(Unaudited)

Note 6. Restatement

In conjunction with the private placement closing on September 19, 2006 and October 4, 2006, the Company concluded that it had charged to operating expense $77,538 of costs of the private placement that should have been capitalized. As a result the Company’s Condensed Statements of Operations overstated general and administrative expense by $77,538 and understated loss from continuing operations and net loss by an equal amount. This adjustment also had an effect on earnings per share as disclosed in the table below.  Additionally, the Company’s condensed statement of cash flows overstated net cash used in operating activities by $77,538 and understated cash used in financing activities by an equal amount and the Company’s balance sheet was corrected to reflect a decrease in additional paid in capital of $77,583 and a decrease in he deficit accumulated during the development stage by an equal amount.

The effects of the adjustments and reclassifications are as follows:

	For the Three Months Ended September 30, 2006		For the Nine Months Ended September 30, 2006		For the period from July 16, 2002 (date of inception) to September 30, 2006
Condensed Statements of Operations for the Three and Nine Months Ended September 30, 2006	As Previously Reported	As Restated	As Previously Reported	As Restated	As Previously Reported	As Restated
General and administrative expense	$96,754	$19,216	$128,625	$51,087	$233,565	$156,027
Loss from continuing operations	(92,874)	(15,336)	(124,745)	(47,207)	(226,397)	(148,859)
Net Loss	(90,846)	(13,808)	(116,315)	(38,777)	(201,511)	(123,973)
Basic and Diluted Income (Loss) Per Common Share Continuing operations	(0.03)	(0.01)	(0.08)	(0.03)
Basic and Diluted Income (Loss) Per Common Share	(0.03)	(0.01)	(0.07)	(0.02)

Condensed Statements of Cash Flows for the Three and Nine Months Ended September 30, 2006
Net loss	$(116,315)	$(38,777)			$(201,511)	$(123,973)
Net Cash Used In Operating Activities	(118,819)	(41,281)			(148,483)	(70,945)
Proceeds from issuance of common stock, net of offering costs paid	10,976,417	10,898,879			11,213,917	11,136,379
Net Cash Provided By Financing Activities	9,571,417	9,493,879			9,808,917	9,731,379

Balance Sheet
Additional paid in capital	$-	$-	$10,589,966	$10,512,428
Deficit accumulated during the development stage	-	-	(201,511)	(123,973)

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

ITEM 5. OTHER INFORMATION

None

ITEM 6. EXHIBITS

Exhibit Number	SEC Reference Number	Title of Document	Location
1	3.1	Amendment to Articles of Incorporation	Incorporated by reference to Form 8-K filed with the SEC on October 6, 2006

2	4.1	Form of Subscription Agreement	Incorporated by reference to Form 10-QSB filed with the SEC on August 14, 2006

3	4.2	Form of Registration Rights Agreement	Incorporated by reference to Form 10-QSB filed with the SEC on August 14, 2006

4	10.1	Agreement and Plan of Merger by and among Solar Power, Inc., Welund Acquisition, Corp., and Welund Fund, Inc. dated August 23, 2006	Incorporated by reference to Form 8-K filed with the SEC on August 29, 2006

5	10.2	First Amendment to Agreement and Plan of Merger dated October 4, 2006	Incorporated by reference to Form 8-K filed with the SEC on October 6, 2006

6	10.3	Engagement Letter with Roth Capital Partners	Incorporated by reference to Form 8-K filed with the SEC on September 25, 2006

7	10.4	Securities Purchase Agreement dated September 19, 2006	Incorporated by reference to Form 8-K filed with the SEC on September 25, 2006

8	10.5	Registration Rights Agreement dated September 19, 2006	Incorporated by reference to Form 8-K filed with the SEC on September 25, 2006

9	10.6	Securities Purchase Agreement dated October 4, 2006	Incorporated by reference to Form 10-QSB filed with the SEC on November 20, 2006

10	10.7	Registration Rights Agreement dated October 4, 2006	Incorporated by reference to Form 10-QSB filed with the SEC on November 20, 2006

11	10.8	Roth Capital Warrant	Incorporated by reference to Form 10-QSB filed with the SEC on November 20, 2006

12	10.9	Subordination Agreement	Incorporated by reference to Form 10-QSB filed with the SEC on November 20, 2006

13	10.10	Addendum to Subordination Agreement	Incorporated by reference to Form 10-QSB filed with the SEC on November 20, 2006

14	10.11	Credit Facility Agreement	Incorporated by reference to Form 8-K filed with the SEC on September 25, 2006

15	10.12	Security Agreement	Incorporated by reference to Form 8-K filed with the SEC on September 25, 2006

16	10.13	First Amendment to Credit Facility Agreement	Incorporated by reference to Form 8-K filed with the SEC on November 7, 2006

17	10.14	Unsecured Promissory Note ($150,000)	Incorporated by reference to Form 10-QSB filed with the SEC on November 20, 2006

18	10.15	Unsecured Promissory Note ($50,000)	Incorporated by reference to Form 10-QSB filed with the SEC on November 20, 2006

19	10.16	Secured Promissory Note ($975,000)	Incorporated by reference to Form 10-QSB filed with the SEC on November 20, 2006

20	10.17	Secured Promissory Note ($100,000)	Incorporated by reference to Form 10-QSB filed with the SEC on November 20, 2006

21	10.18	Secured Promissory Note ($130,000)	Incorporated by reference to Form 10-QSB filed with the SEC on November 20, 2006

22	10.19	Secured Promissory Note ($75,000)	Incorporated by reference to Form 10-QSB filed with the SEC on November 20, 2006

23	10.20	Secured Promissory Note ($340,000)	Incorporated by reference to Form 10-QSB filed with the SEC on November 20, 2006

24	10.21	Secured Promissory Note ($235,000)	Incorporated by reference to Form 10-QSB filed with the SEC on November 20, 2006

25	10.22	Secured Promissory Note ($445,000)	Incorporated by reference to Form 10-QSB filed with the SEC on November 20, 2006

26	10.23	Demand Promissory Note ($1,446,565)	Incorporated by reference to Form 10-QSB filed with the SEC on November 20, 2006

27	31	Rule 13(a) - 14(a)/15(d) - 14(a) Certification	This Filing

28	32	Section 1350 Certification	This Filing

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SOLAR POWER, INC.

Dated: August 7, 2007	By	/s/ Stephen C. Kircher
Stephen C. Kircher, CEO
(Principal Executive Officer)