Form 10QSB
period 2007-06-30
Solar Power, Inc.
filed 2007-08-20
CIK 1210618

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10-QSB

☑	Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2007

☐	Transition Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from                      to
Commission File Number 000-50142
SOLAR POWER, INC.
(Exact name of small business issuer as specified in its charter)

California	20-4956638

(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)
1115 Orlando Avenue
Roseville, CA 95661-5247
(Address of principal executive offices)
(916) 745-0900
(Issuer’s telephone number, including area code)
(Former name, former address and former fiscal year, if changed since last report)
Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 32,898,102 shares of $0.0001 par value common stock outstanding as of August 13, 2007.
Transitional Small Business Disclosure Format: Yes ☐ No ☑

PART I
FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
SOLAR POWER, INC.
(FORMERLY INTERNATIONAL ASSEMBLY SOLUTIONS, LIMITED)
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands except for share data)

June 30,
2007
Unaudited

ASSETS
Current assets:
Cash and cash equivalents
Cash and cash equivalents	$3,490
Accounts receivable, net of allowance for doubtful accounts of $48	1,968
Notes receivable	75
Costs and estimated earnings in excess of billings on uncompleted contracts	257
Inventories, net	4,608
Assets held for sale	2,141
Prepaid expenses and other current assets	761

Total current assets	13,300

Other non-current assets
Goodwill	435
Restricted cash	2,195
Property, plant and equipment at cost, net	1,079

Total assets	$17,009

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$4,126
Accrued liabilities	1,246
Income taxes payable	30
Billings in excess of costs and estimated earnings on uncompleted contracts	31
Loans payable and capital lease obligations	310

Total current liabilities	5,743
Loans payable and capital lease obligations, net of current portion	321

Total liabilities	6,064

Commitments and contingencies	—

Stockholders’ equity
Common stock, par $0.0001, 100,000,000 shares authorized 32,898,102 shares issued and outstanding at June 30, 2007	3
Additional paid in capital	16,241
Accumulated deficit	(5,299)

Total stockholders’ equity	10,945

Total liabilities and stockholders’ equity	$17,009

The accompanying notes are an integral part of these financial statements

SOLAR POWER, INC. AND SUBSIDIARIES
(FORMERLY INTERNATIONAL ASSEMBLY SOLUTIONS, LIMITED)
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands except for share data)

	For Six Months Ended		For Three Months Ended
	June 30, 2007	June 30, 2006	June 30, 2007	June 30, 2006
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Net sales	$5,051	$1,242	$1,637	$894
Cost of goods sold	3,924	869	1,317	621

Gross profit	1,127	373	320	273

Operating expenses:
General and administrative	3,006	543	1,551	288
Sales, marketing and customer service	1,365	143	828	143

	4,371	686	2,379	431

Loss from operations	(3,244)	(313)	(2,059)	(158)

Other income (expense):
Interest income (expense)	191	(10)	80	(5)

Loss before income taxes	(3,053)	(323)	(1,979)	(163)

Income tax expense	2	—	—	—

Net loss	$(3,055)	$(323)	$(1,979)	$(163)

Net loss per common share
Basic and diluted	$(0.09)	$(0.02)	$(0.06)	$(0.01)

Weighted average number of common shares used in computing per share amounts	32,577,248	14,000,000	32,799,201	14,000,000

The accompanying notes are an integral part of these financial statements

SOLAR POWER, INC.
(FORMERLY INTERNATIONAL ASSEMBLY SOLUTIONS, LIMITED)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Six-Months Ended
	June 30, 2007	June 30, 2006
	(Unaudited)	(Unaudited)

Cash flows from operating activities:
Net loss	$(3,055)	$(323)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities net of business combinations:
Depreciation	97	2
Stock-based compensation expense	266	—
Amortization	676	—
Income tax expense	2	—
Changes in assets and liabilities, net of business combination:
Accounts receivable	(654)	(410)
Notes receivable	(75)	—
Costs and estimated earnings in excess of billing on uncompleted contracts	(137)	—
Inventories	(2,322)	(201)
Assets held for sale	(2,141)
Prepaid expenses and other current assets	(335)	(96)
Accounts payable	2,771	476
Income taxes payable	(5)	—
Billings in excess of costs and estimated earnings on uncompleted contracts	(95)	—
Accrued liabilities	77	630

Net cash provided by (used in) operating activities	(4,930)	78
Cash flows from investing activities:
Acquisitions of property, plant and equipment	(492)	(19)

Net cash used in investing activities	(492)	(19)
Cash flows from financing activities:
Proceeds from issuance of common stock	500
Costs paid relating to issuance and registration of common stock	(390)	—
Restricted cash collateralizing letters of credit	(2,195)	—
Principal payments on loans and capital lease payable	(273)	—
Proceeds from line of credit	196	—
Principal payments on loans from related parties	(320)	—

Net cash used in financing activities	(2,482)	—

Increase (decrease )in cash and cash equivalents	(7,904)	59
Cash and cash equivalents at beginning of period	11,394	64

Cash and cash equivalents at end of period	$3,490	$123

The accompanying notes are an integral part of these financial statements

SOLAR POWER, INC.
(FORMERLY INTERNATIONAL ASSEMBLY SOLUTIONS, LIMITED)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Six-Months Ended
	June 30, 2007	June 30, 2006
	(Unaudited)	(Unaudited)

Supplemental disclosure of cash flow information:
Cash paid for interest	$45	$10

Cash paid for income taxes	$8	$—

Supplemental disclosure of non-cash investing and financing activities:
Equipment acquired through loans payable and capital leases	$463	$—
Stock issued in settlement of an obligation	31	—

	$494	$—

In connection with the acquisition of Dale Renewables Consulting, Inc. (“DRCI”) in 2006, the Company paid $1,115,373 in cash and acquired the following fair-valued assets:
Current Assets
Inventory		$35,341
Other current assets		637,089

Total current assets		672,430

Non-current assets
Property, plant and equipment		7,995
Goodwill		434,948

		442,943

Total cash paid for the acquisition		$1,115,373

The accompanying notes are an integral part of these financial statements

SOLAR POWER, INC.
(FORMERLY INTERNATIONAL ASSEMBLY SOLUTIONS, LIMITED)
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
1. Description of Business and Basis of Presentation
Description of Business
     Solar Power, Inc. and its subsidiaries, (collectively the “Company”) engage in the sales and construction of photovoltaic systems and manufactures and sells cable, wire and mechanical assemblies.
     Solar Power, Inc. was incorporated in the State of California in 2006. In August 2006, we entered into a share exchange agreement with International Assembly Solutions, Limited (IAS HK) which was incorporated in Hong Kong in January 2005. Effective November 2006, the equity owners of IAS HK transferred all their equity interests to Solar Power, Inc. in exchange for a total of 14,000,000 shares of its common stock. Because the share exchange was entered into among entities under common control, the accompanying condensed consolidated financial statements present the results of operations of the combined companies for the three and six months ended June 30, 2006. The accompanying condensed consolidated financial statements have been restated on a retroactive basis to reflect the 14,000,000 shares of common stock outstanding for all periods presented.
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
     In December 2006, Solar Power, Inc., a California corporation became a public company through its reverse merger with Solar Power, Inc., a Nevada corporation (formerly Welund Fund, Inc). On February 7, 2007, upon approval of its Stockholders, Solar Power, Inc., a Nevada corporation (formerly Welund Fund, Inc.) merged into its wholly owned subsidiary, Solar Power, Inc., a California corporation and re-domiciled in California. The accompanying consolidated financial statements reflect the results of the operations of Solar Power, Inc., a California corporation (formerly International Assembly Solutions, Limited, and its subsidiaries, the accounting survivor.
Basis of Presentation
     The accompanying consolidated financial statements are unaudited and have been prepared in accordance with generally accepted accounting principles for interim financial information. They should be read in conjunction with the financial statements and related notes to the financial statements of Solar Power, Inc. (formerly International Assembly Solutions Limited) (the “Company”) for the years ended December 31, 2006 and 2005 appearing in the Company’s Form 10-KSB/A. The June 30, 2007 unaudited interim condensed consolidated financial statements on Form 10-QSB have been prepared pursuant to those rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and note disclosures normally included in the annual financial statements on Form 10-KSB/A have been condensed or omitted pursuant to those rules and regulations, although the Company’s management believes the disclosures made are adequate to make the information presented not misleading. In the opinion of management, all adjustments, consisting of normal recurring accruals, necessary for a fair presentation of the results of operation for the interim periods presented have been reflected herein. The results of operations for the interim periods are not necessarily indicative of the results to be expected for the entire year.
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
     Restricted cash – Restricted cash includes cash in interest bearing savings accounts that has been pledged as collateral for standby letters of credit issued to secure credit extended by vendors, capital leases and line of credit. At June 30, 2007 the Company had restricted cash of $2,195,000 as collateral for letters of credit of approximately $800,000 to secure credit extended by vendors, $224,000 to secure capital leases and $1,000,000 to secure a line of credit of its subsidiary IAS Electronics (Shenzhen) Co., Ltd.
     Asset held for sale – Asset held for sale represents a solar photovoltaic system that has been installed under a purchased power agreement (“PPA”) with the intent of sale for which the Company is actively soliciting a buyer. The asset is carried at cost, which is less than its estimated fair value.
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
     Anti-dilutive shares - Earnings per share of common stock SFAS No. 128, “Earnings Per Share,” provides for the calculation of basic and diluted earnings per share. Basic earnings per share includes no dilution and is computed by dividing income attributable to common shareholders by the weighted-average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution of securities by adding other common stock equivalents, including common stock options, warrants, and restricted common stock, in the weighted average number of common shares outstanding for a period, if dilutive. Potentially dilutive securities are excluded from the computation if their effect is anti-dilutive. For the three and six months ended June 30, 2007 and 2006 1,268,750 and 0, shares respectively, of common stock equivalents were excluded from the computation of diluted earnings per share since their effect would be anti-dilutive.
     Property, plant and equipment-Property, plant and equipment is stated at cost including the cost of improvements. Maintenance and repairs are charged to expense as incurred. Depreciation and amortization are provided on the straight line method based on the estimated useful lives of the assets as follows:

Plant and machinery	5 years
Furniture, fixtures and equipment	3 - 5 years
Leasehold improvements	the shorter of 5 years or the lease term
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
     In our cable wire mechanical assemblies business the Company recognizes the sales of goods when there is evidence of an arrangement, title and risk of ownership have passed (generally upon delivery), the price to the buyer is fixed or determinable and collectibility is reasonably assured. Generally there are no formal customer acceptance requirements or further obligations related to our assembly services once we ship our products. Customers do not have a general right of return on products shipped therefore we make no provisions for returns. We make determination of our customer’s credit worthiness at the time we accept their order.
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
     Stock based compensation - Effective January 1, 2006, the Company adopted the provisions of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment.” (SFAS No. 123(R)”) which requires the Company to measure the stock-based compensation costs of share-based compensation arrangements based on the grant-date fair value and recognizes the costs in the financial statements over the employee requisite service period. Stock-based compensation expense for all stock-based compensation awards granted was based on the grant-date fair value estimated in accordance with the provisions of SFAS No. 123(R). Prior to 2006 the Company had not issued stock options or other forms of stock-based compensation
     Shipping and handling costs — Shipping and handling costs related to the delivery of finished goods are included in cost of goods sold. During the three months ended June 30, 2007 and 2006, shipping and handling costs expensed to cost of goods sold were approximately $77,000 and $39,000, respectively. For the six months ended June 30, 2007 and 2006, shipping and handling costs expensed to cost of goods sold were approximately $117,000 and $36,000, respectively.
     Product Warranties In our cable and wire assembly business our current standard product warranty for our mechanical assembly product ranges from one to five years. We offer the industry standard of 25 years for our solar modules and industry standard five (5) years on inverter and balance of system components. Due to the warranty period, we bear the risk of extensive warranty claims long after we have shipped product and recognized revenue. In our cable and wire assembly business, historically our warranty claims have not been material. In our solar photovoltaic business our greatest warranty exposure is in the form of product replacement. Since we currently purchase these products from third-party suppliers and their warranties are consistent with industry standards we consider our financial exposure to warranty claims immaterial. Certain photovoltaic construction contracts entered into during the six-month period ended June 30, 2007 included provisions under which the Company agreed to provide warranties to the buyer. As a result the Company recorded the provision for the estimated warranty exposure on these contracts within cost of sales. Since the Company does not have sufficient historical data to estimate its exposure, we have looked to historical data reported by other solar system installers. The accrual for warranty claims consisted of the following at June 30, 2007:

(in thousands)
Balance at December 31, 2006	$—
Provision charged to warranty expense	41
Less: warranty claims	—

Balance at June 30, 2007	$41

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
     As a result of the implementation of FIN 48, the Company recognized no material adjustment in the liability for unrecognized income tax benefits as of the January 1, 2007 adoption date and June 30, 2007. Also, the Company had no amounts of unrecognized tax benefits that, if recognized, would affect its effective tax rate for January 1, 2007 and June 30, 2007.
     The Company’s policy for deducting interest and penalties is to treat interest as interest expense and penalties as taxes. As of June 30, 2007, the Company had no amount accrued for the payment of interest and penalties related to unrecognized tax benefits and no amounts as of the adoption date of FIN 48.
     The Company’s 2005 and 2006 tax returns remain open to examination by the major domestic taxing jurisdictions to which the Company is subject. Net operating loss carryforwards (“NOLs”) generated remain open to examination by the major domestic taxing jurisdictions.
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
     Aggregate net foreign currency transaction income included in the income statement was approximately $13,000 and expense of $900 for the three months ended June 30, 2007 and 2006, respectively. Aggregate net foreign currency transaction income included in the income statement was approximately $16,000 and expense of $500 for the six months ended June 30, 2007 and 2006, respectively.
     Comprehensive income (loss) – Statement of Financial Accounting Standards No. 130, “Reporting Comprehensive Income,” establishes standards for reporting comprehensive income and its components in a financial statement that is displayed with the same prominence as other financial statements. Comprehensive income, as defined, includes all changes in equity during the period from non-owner sources. Examples of items to be included in comprehensive income, which are excluded from net income, include foreign currency translation adjustments and unrealized gain (loss) of available-for-sale securities. For the three and six months ended June 30, 2007 and 2006, comprehensive loss was the same as net loss.

     Post-retirement and post-employment benefits – The Company’s subsidiaries which are located in the People’s Republic of China contribute to a state pension scheme on behalf of its employees. The Company recorded approximately $7,000 and $3,000 in expense related to its pension contributions for the three months ended June 30, 2007 and 2006, respectively. The Company recorded approximately $13,000 and $6,000 in expense related to its pension contributions for the six months ended June 30, 2007 and 2006, respectively. Neither the Company nor its subsidiaries provide any other post-retirement or post-employment benefits.
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
     In July 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (FIN 48). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109,” Accounting for Income Taxes”. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This Interpretation also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. This Interpretation is effective for fiscal years beginning after December 15, 2006, with earlier adoption permitted. Management believes that there have been no material tax contingencies to be identified and accounted for based on its consideration of significant book accounting positions that may require a different tax treatment and any signification acquisition or divesture activities that have not been documented.
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
     In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – Including an amendment of FASB Statement No. 115", (“SFAS 159”) which permits entities to choose to measure many financial instruments and certain other items at fair value at specified election dates. A business entity is required to report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. This statement is expected to expand the use of fair value measurement. FAS 159 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years, and is applicable beginning in the first quarter of 2008. The Company is currently evaluating the impact that FAS 159 will have on its consolidated financial statements.

4. Inventories
     Inventories consisted of the following at June 30, 2007 (in thousands):

Raw material	$1,109
Work in progress	1,039
Finished goods	2,478
Provision for obsolete stock	(18)

$4,608

5. Prepaid Expenses and Other Current Assets
     Prepaid expenses and other current assets consisted of the following at June 30, 2007 (in thousands):

Prepayments to vendors	$146
Deposits	227
Deferred costs	68
Recoverable VAT	92
Interest receivable	23
Dues and subscriptions	25
Advertising	63
Insurance	41
Other	76

$761

6. Asset Held for Sale
     Asset held for sale constitutes a solar photovoltaic system of approximately 400 watts built under a PPA held by the Company for sale. At June 30, 2007 the Company held such an asset valued at cost in the amount of approximately $2,141,000.
7. Property, Plant and Equipment
     Property, plant and equipment consisted of the following at June 30, 2007 (in thousands):

2007
Plant and machinery	$215
Furniture, fixtures and equipment	89
Computers and software	359
Trucks	246
Leasehold improvements	287

Total cost	1,196
Less: accumulated depreciation and amortization	(117)

$1,079

     Depreciation expense for the three months ended June 30, 2007 and 2006 was approximately $69,000 and $1,300, respectively. Depreciation for the six months ended June 30, 2007 and 2006 was approximately $97,000 and $2,000, respectively.

8. Accrued Liabilities
Accrued liabilities consisted of the following at June 30, 2007 (in thousands):

2007
Customer deposits	$336
Accrued financing costs	160
Accrued payroll and related costs	163
Consideration payable for acquisition of contracts	144
Warranty reserve	41
Sales tax	220
Other	182

$1,246

9. Stockholders’ Equity
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
     On April 9, 2007, we entered a Securities Purchase Agreement with E-Ton Solar Tech Co., Ltd, (“E-Ton”) a foreign accredited investor, as part of a private placement to raise $500,000 (the “Financing”). In connection with the Financing, we sold an aggregate of 500,000 shares of restricted common stock par value $0.0001 per share, at a purchase price of $1.00 per share (the per share value of our most recent private placement for an aggregate sale price of $500,000 to E-Ton.
10. Income Taxes
     Pursuant to Financial Accounting Standards Board (“FASB”) Statement of Financial Standards (“SFAS”) No. 109, “Accounting for Income Taxes,” income taxes are recorded based on current year amounts payable or refundable, as well as the consequences of events that give rise to deferred tax assets and liabilities. We base our estimate of current and deferred taxes on the tax laws and rates that are currently in effect in the appropriate jurisdiction. Changes in laws or rates may affect the current amounts payable or refundable as well as the amount of deferred tax assets or liabilities. At June 30, 2007, the Company had approximately $2.1 million of net operating loss carry forwards available for use resulting in approximately $1.1 million of deferred tax assets. We have provided valuation allowances of $1.1 million at June 30, 2007 as an offset to the Company’s deferred tax asset. These allowance amounts are established to reduce the deferred tax asset to an estimated amount which is, more likely than not, a tax benefit to the Company as of this date. The tax expense recorded for the three and six months ended June 30, 2007 was $2,000. There was no provision for income taxes for the three and six months ended June 30, 2006.
11. Stock-based Compensation
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

     The following table summarizes the consolidated stock-based compensation expense, by type of awards for the six and three-months ended June 30, 2007 (in thousands):

		Three
	Six Months	Months
	Ended June	Ended June
	30, 2007	30, 2007

Employee stock options	$166	$82
Stock grants	100	—

Total stock-based compensation expense	$266	$82

     The following table summarizes the consolidated stock-based compensation by line item for the six and three-months ended June 30, 2007 (in thousands):

	Six	Three
	Months	Months
	Ended	Ended
	June 30,	June 30,
	2007	2007

General and administrative	$239	$71
Sales, marketing and customer service	27	12

Total stock-based compensation expense	266	83
Tax effect on stock-based compensation expense	—	—

Total stock-based compensation expense after income taxes	$266	$83

Effect on net loss per share:
Basic and diluted	$0.01	$0.00

     As stock-based compensation expense recognized in the consolidated statements of operations is based on awards ultimately expected to vest, SFAS No. 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. In estimating stock based compensation expense the Company has assumed that forfeitures will not be material.
Valuation Assumptions
Determining Fair Value
     Valuation and Amortization Method - The Company estimates the fair value of service-based and performance-based stock options granted using the Black-Scholes-Merton option-pricing formula. The fair value is then amortized on a straight-line basis over the requisite service periods of the awards, which is generally the vesting period. Service-based and performance-based options typically have a five year life from date of grant and vesting periods of three to four years. The fair value of share awards granted is determined by the last private placement price of our common stock since our shares are not currently trading and is recognized as compensation expense on a straight-line basis over the respective vesting period.

     Expected Term - The Company’s expected term represents the period that the Company’s stock-based awards are expected to be outstanding. For awards granted subject only to service vesting requirements, the Company utilizes the simplified method under the provisions of Staff Accounting Bulletin No. 107 (“SAB No. 107”) for estimating the expected term of the stock-based award, instead of historical exercise data. Prior to 2006 the Company did not issue share-based payment awards and as a result there is no historical data on option exercises. For its performance-based awards, the Company has determined the expected term life to be 5 years based on contractual life, the seniority of the recipient and absence of historical data on the exercise of such options.
     Expected Volatility - Because there is no history of stock price returns, the Company does not have historical volatility data for its equity awards. Accordingly, the Company has chosen to use the historical volatility rates for a publicly-traded U.S.-based direct competitor to calculate the volatility for its granted options.
     Expected Dividend - The Company has never paid dividends on its common shares and currently does not intend to do so, and accordingly, the dividend yield percentage is zero for all periods.
     Risk-Free Interest Rate - The Company bases the risk-free interest rate used in the Black-Scholes-Merton valuation method upon the implied yield curve currently available on U.S. Treasury zero-coupon issues with a remaining term equal to the expected term used as the assumption in the model.
     During the six months ended June 30, 2006 the Company granted no options. During the six months ended June 30, 2007 the Company granted 311,500 service-based options valued at $0.73, and granted 50,000 shares of common stock each to two employees valued at $1.00 per share. There were no vesting requirements for the share grants and the Company recorded $100,000 in stock compensation expense related to these grants during the six months ended June 30, 2007.
     Assumptions used in the determination of the fair value of share-based payment awards using the Black-Scholes-Merton model for stock option grants during the six and three months ended June 30, 2007 were as follows:

	Three Months	Three Months
	Ended June 30,	Ended March
	2007	31, 2007
	Service-based	Service-based
Expected term	4.0	3.75
Risk-free interest rate	4.58%	4.74%
Volatility	92%	92%
Dividend yield	0%	0%
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
     At June 30, 2007 there were approximately 3,033,000 shares available to be issued under the plan (9% of the outstanding shares of 32,898,102 plus outstanding warrants of 800,000). During the six months ended June 30, 2007, 411,500 options and shares were granted and 118,750 options were cancelled or lapsed. At June 30, 2007 there were 2,092,750 options and shares issued under the plan and approximately 953,000 shares available to be issued. Typically, options granted vest over four years and have a five year life.

     The following table summarizes the Company’s stock option activities for the six and three months ended June 30, 2007:

		Weighted-	Weighted-
		Average	Average
		Exercise	Remaining	Aggregate
		Price Per	Contractual	Intrinsic Value
	Shares	Share	Term	($000)

Outstanding as of December 31, 2006	1,900,000	$1.00	4.5	$—
Granted	127,500	1.00	4.6	—
Exercised	—	1.00	4.5	—
Forfeited	(18,750)	1.00	4.5	—

Outstanding as of March 31, 2007	2,008,750
Granted	184,000	1.00	4.9	—
Exercised	—	1.00	4.5	—
Forfeited	(100,000)	1.00	4.5	—

Outstanding as of June 30, 2007	2,092,750	$1.00	4.5	$—

Exercisable as of June 30, 2007	456,250	$1.00	4.5	$—

     The weighted-average grant-date fair value of options granted during the three and six months ended June 30, 2007 and 2006 was $0.73 and $0, respectively. The total intrinsic value of options exercised during the three and six months ended June 30, 2007 and 2006 was $0 and $0, respectively.
     The following table summarizes the Company’s restricted stock activities:

Shares

Outstanding as of December 31, 2006	100,000
Granted	100,000
Exercised	—
Forfeited	—

Outstanding as of March 31, 2007	200,000
Granted	—
Exercised	—
Forfeited	—

Outstanding as of June 30, 2007	200,000

Vested as of June 30, 2007	125,000

     Changes in the Company’s non-vested stock options are summarized as follows:

	Service-based Options		Performance-based Options		Restricted Stock
		Weighted-		Weighted-		Weighted-
		Average		Average Grant		Average
		Grant Date		Date Fair		Grant Date
		Fair Value		Value Per		Fair Value
	Shares	Per Share	Shares	Share	Shares	Per Share

Non-vested as of December 31, 2006	1,150,000	$0.66	300,000	$0.73	75,000	$1.00
Granted	127,500	0.73	—	—	—	—
Vested	—	—	—	—	—	—
Forfeited	(18,750)	0.66	—	—	—	—

Non-vested as of March 31, 2007	1,258,750	0.67	—	—	—	—
Granted	184,000	0.73	—	—	—	—
Vested	—	—	—	—	—	—
Forfeited	(100,000)	0.66	—	—	—	—

Non-vested as of June 30, 2007	1,342,750	$0.68	300,000	$0.73	75,000	$1.00

     As of June 30, 2007, there was approximately $786,000, $193,000 and $63,000 of unrecognized compensation cost related to non-vested service-based options, performance-based options and restricted stock grants, respectively. The cost is expected to be recognized over a weighted-average of 2.5 years for service-based options and restricted stock grants and 3.5 years for performance-based options. The total fair value of shares vested during the six months June 30, 2006 was approximately $0, $0 and $0 for service-based options, performance-based options and restricted stock grants, respectively. During the six months ended June 30, 2007 there were no changes to the contractual life of any fully vested options.
     Information regarding stock options and restricted stock outstanding as of June 30, 2007 was as follows:

		Weighted-
		Average	Weighted-
		Remaining	Average Fair	Aggregate
		Contractual	Value Grant per	Intrinsic Value
	Option Shares	Life (in years)	Share	($000)

Options	2,092,750	4.54	$1.00	$—
Restricted Stock	200,000	4.50	$—	—
          The remaining contractual life of the Company’s options is determined by the time remaining to the expiration date of the option.
12. Line of Credit
          On June 25, 2007, the Company entered into an agreement with China Merchants Bank for a working capital line of credit through its wholly owned subsidiary, IAS Electronics (Shenzhen) Co., Ltd. in the amount of $900,000. The term of the agreement is one year with an annual interest rate of 6.75 percent. The line is secured by a $1,000,000 standby letter of credit collateralized by the Company’s cash deposits. As of June 30, 2007, the Company had approximately $196,000 outstanding on this line of credit.
13. Commitments and Contingencies
          Letters of Credit – At June 30, 2007 the Company had outstanding standby letters of credit of approximately $2,084,000 as collateral for its bank line of credit, capital lease and credit extended by vendors. The standby letters of credit are issued for a term of one year and the Company paid one percent of the face value as an origination fee.
     Operating leases – The Company leases premises under various operating leases. Rental expense under operating leases included in the statement of operations was approximately $178,000 and $27,700 for the six months ended June 30, 2007 and 2006, respectively. Rental expense under operating leases was approximately $89,000 and $9,000 for the three months ended June 30, 2007 and 2006, respectively.
     The Company was obligated under operating leases requiring minimum rentals as follows as of June 30, 2007:

Years ending December 31,
2007	$138,000
2008	277,000
2009	165,000

Total minimum payments	$580,000

     The Company was obligated under notes payable requiring minimum payments as follows:

Years ending December 31,
2007	$24,301
2008	49,440
2009	48,978
2010 and beyond	104,793

227,512
Less: current portion	(48,867)

Long term portion	$178,645

     The notes payable are collateralized by trucks be used in the Company’s solar photovoltaic business, bear interest rates between 1.9% and 2.9% and are payable over sixty months.
     During the six months ended June 30, 2007 the Company acquired certain equipment under capital leases. The leases expire from January to June 2010. The Company was obligated for the following minimum payments:

Years ending December 31,
2007	$50,437
2008	100,874
2009	73,075
2010	20,561

Total minimum payments	244,947
Less amounts representing interest	(38,062)

Present value of net minimum lease payments	206,885
Less current portion	(64,562)

Long term portion	$142,323

14. Operating Risk
     Concentrations of Credit Risk and Major Customers – A substantial percentage of the Company’s net revenue comes from sales made to a small number of customers and are typically sold on open account basis. Details of customers accounting for 10% or more of total net sales for the six months ended June 30, 2007 and 2006, respectively is as follows:

Customer	2007	2006

Siemens Transportation Systems, Inc.	$1,064,000	$417,812
Sun Country Builders	620,463	—
Flextronics International	—	595,127
Occam Networks	—	285,568
Surge Technologies	—	214,960
     Details of customers representing 10% or more of accounts receivable balances and billings on uncompleted contracts at June 30, 2007 and 2006, respectively are:

Customer	2007	2006

Siemens Transportation Systems, Inc.	$478,276	$—
Rippling River	247,013	—
Auberge Resorts	291,819	—
Flextronics International	—	302,900

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
     In our cable and wire assembly business, historically our warranty claims have not been material. In our solar photovoltaic business our greatest warranty exposure is in the form of product replacement. Since we currently purchase these products from third-party suppliers, their warranties are consistent with industry standards and we have historically specifically disclaimed any warranty obligations, we have historically considered our financial exposure to warranty claims for solar panels and inverters immaterial. Certain photovoltaic construction contracts entered into during the six-months ended June 30, 2007 included provisions under which the Company agreed to provide warranties to the buyer. As a result the Company recorded the provision for the estimated warranty exposure on these contracts within cost of sales. Since the Company does not have sufficient historical data to estimate its exposure, we have looked to historical data reported by other solar system installers.
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
     Contributions of the major activities, profitability information and asset information of the Company’s reportable segments for the six and three months ended June 30, 2007 and 2006 are as follows:

	Six Months Ended June 30, 2007			Six Months Ended June 30, 2006
					Inter-
		Inter-segment			segment
Segment	Net sales	sales	Loss	Net sales	sales	Loss

Cable, wire and mechanical assemblies	$1,773		$(130)	$1,242	$—	$(43)
Photovoltaic installation, integration and sales	3,278		(2,923)	—	—	(280)

Segment total	5,051	—	(3,053)	1,242	—	(323)
Reconciliation to consolidated totals:
Sales eliminations	—	—	—	—	—	—

Consolidated totals

Net sales	$5,051	$—		1,242	—

Loss before taxes			$(3,053)			$(323)

	Three Months Ended June 30, 2007			Three Months Ended June 30, 2006
					Inter-
		Inter-segment			segment
Segment	Net sales	sales	Loss	Net sales	sales	Loss

Cable, wire and mechanical assemblies	$786		$(73)	$894	$—	$117
Photovoltaic installation, integration and sales	851		(1,906)	—	—	(280)

Segment total	1,637	—	(1,979)	894	—	(163)
Reconciliation to consolidated totals:
Sales eliminations	—	—	—	—	—	—

Consolidated totals

Net sales	$1,637	$—		894	—

Loss before taxes			$(1,979)			$(163)

	Six Months Ended June 30,		Six Months Ended June 30,
	2007		2006
	Interest	Interest	Interest	Interest
Segment	income	expense	income	expense

Cable, wire and mechanical assemblies	$—	$—	$—	$(10)
Photovoltaic installation, integration and sales	199	(8)	—	—
Unallocated	—	—	—	—

Consolidated total	$199	$(8)	$—	$(10)

	Three Months Ended June 30,		Three Months Ended June 30,
	2007		2006
	Interest	Interest	Interest	Interest
Segment	income	expense	income	expense

Cable, wire and mechanical assemblies	$—	$—	$—	$(5)
Photovoltaic installation, integration and sales	87	(7)	—	—
Unallocated	—	—	—	—

Consolidated total	$87	$(7)	$—	$(5)

	Six Months Ended June 30, 2007			Six Months Ended June 30, 2006
			Depreciation			Depreciation
	Identifiable	Capital	and	Identifiable	Capital	and
Segment	assets	expenditure	amortization	assets	expenditure	amortization

Cable, wire and mechanical assemblies	$3,878	$336	$(14)	$1,036	$8	$(2)
Photovoltaic installation, integration and sales	13,131	619	(83)	57	11	—

Consolidated total	$17,009	$955	$(97)	$1,093	$19	$(2)

     Sales by geographic location are as follows:

	Six Months Ended June 30, 2007			Six Months Ended June 30, 2006
	Cable, wire	Photovoltaic		Cable, wire	Photovoltaic
	and	installation,		and	installation,
	mechanical	integration		mechanical	integration
Segment	assemblies	and sales	Total	assemblies	and sales	Total

United States	$1,352	$3,278	$4,630	$647	$—	$647
Mexico	421	—	421	595	—	$595

Total	$1,773	$3,278	$5,051	$1,242	$—	$1,242

	Three Months Ended June 30, 2007			Three Months Ended June 30, 2006
	Cable, wire	Photovoltaic		Cable, wire	Photovoltaic
	and	installation,		and	installation,
	mechanical	integration		mechanical	integration
Segment	assemblies	and sales	Total	assemblies	and sales	Total

United States	$674	$851	$1,525	$306	$—	$306
Mexico	112	—	112	588	—	588

Total	$786	$851	$1,637	$894	$—	$894

     The location of the Company’s identifiable assets is as follows:

Segment	June 30, 2007

China (including Hong Kong)	$6,287
United States	10,722

Total	$17,009

     Income tax expense (benefit) by geographic location is as follows:

			Three Months	Three Months
	Six Months Ended	Six Months Ended	Ended June 30,	Ended June 30,
Segment	June 30, 2007	June 30, 2006	2007	2008

China (including Hong Kong)	$—	$—	$—	$—
United States	2	—	—	—

Total	$2	$—	$—	$—

16. Subsequent Events
     On July 6, 2007, the Company terminated its Deposit Receipt and Real Estate Purchase Contract (the “Agreement”) entered into on April 17, 2007 to purchase real property located at 1115 Orlando Avenue in the city of Roseville, California (the “Property”) from GSJ Company, LLC, a California limited liability company (“Seller”) without penalty to the Company or impact to the financial statements.
     On July 25, 2007, the Company entered into an office lease for the relocation of the Company headquarters. The building is located in Roseville, California and has approximately 19,000 square feet. The term of the lease is five years commencing on August 1, 2007, with an initial rent of approximately $343,000 per year and has an option to renew for an additional five years. On July 25, 2007, the Company paid a security deposit and first-months rent of approximately $60,000.

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
     The following discussion is presented on a consolidated basis, and analyzes our financial condition and results of operations from the three and six months ended June 30, 2007 and 2006.
     Unless the context indicates or suggests otherwise reference to “we”, “our”, “us” and the “Company” in this section refers to the consolidated operations of Solar Power, Inc. and its subsidiaries.
Overview
     We are currently engaged in manufacturing and selling cable, wire and mechanical assemblies and in selling and constructing photovoltaic systems for industrial, commercial and residential facilities located primarily in the United States. In addition to continuing our business in manufacturing cable, wire and mechanical assemblies, in March 2007 we began to manufacture photovoltaic modules, utilizing both Monocrystalline and Multicrystalline silicone, in our China factory. To date and pending approval by an independent testing agency, we have had no sales of our manufactured photovoltaic modules and do not expect such sales to occur until the third or fourth quarter of 2007. Currently, the factory utilizes approximately fifty percent of its capacity. The remaining un-utilized capacity is being reserved for photovoltaic module and balance of system expansion.
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
     In our early history, our revenue was derived principally from the sale of cable and wire harnesses, and mechanical assemblies. With the launch of our solar module business, and efforts in installation and sale of those modules, we have realized increased revenues. We anticipate that revenues from our solar module business will continue to increase as we expand our market for installation contracts. We anticipate similar increases in the future from our franchising for residential projects. With our efforts increasingly directed at solar module manufacturing and installation in the U.S., we will continue to assess our internal resource needs. We have made a significant number of hires recently to manage construction projects, and anticipate continued hiring as we grow the business. Currently, significant resources have been used in the establishment of our corporate structure for finance, reporting, and governance, and we would anticipate that such expenses will decrease, as a percentage of revenue, as our business from solar installation increases. Additionally, we have expended resources directed at creating our franchise model and roll out, including documentation associated with those efforts, and have not recognized any revenue from that component of our business. We expect to initiate franchise sales by the end of the third quarter or beginning of the fourth quarter of this year.

     Management is considering the impact of the following areas as it implements the manufacturing of complete photovoltaic systems and planned business model:
     • Solar cell pricing trends around the world: Recently the key material in the production of solar cells (silicon) has been in limited in supply. Consequently, availability of solar modules has been limited and prices are fluctuating. Solar cells are the major component cost in a photovoltaic module. The Company has responded by seeking long-term supply agreements for solar cells where pricing is adjusted quarterly to market rates. Our intent is secure ample solar cell supply to meet our growth needs and to avoid the risk of long-term contract pricings with suppliers whose products are expected to see a decline in the average selling price. Industry experts believe that additional planned expansion of silicon processing factories coming on line over the next 18 months will produce enough raw materials to create an oversupply on projected demand. Failure to effectively manage our supply will hinder our expected growth and our component costs may have an adverse affect on the Company’s profitability; and
     • Government subsidies: Federal and State subsidies relating directly to solar installations are an important factor in the planned growth of the solar industry. These subsidies are very important to growing the market for photovoltaic systems because they provide a significant economic incentive to all buyers. Without these incentives, industry growth would likely stall. These regulations are constantly being amended and will have a direct affect on our rollout of our planned franchise network among those states that offer superior incentives to the solar industry.
Background and Corporate History
     Solar Power, Inc. originally incorporated in the State of Delaware on July 16, 2002 under the name “Welund Fund, Inc.” Effective January 2006, pursuant to the authorization of our stockholders, Welund Fund, Inc. merged with its wholly-owned subsidiary, a Nevada corporation, and reincorporated in the State of Nevada. As a result of the merger, Welund, Inc. changed its legal domicile from the State of Delaware to the State of Nevada. On October 4, 2006, Welund Fund, Inc. changed its name to “Solar Power, Inc.” In December 2006 we became a public company through a reverse merger with Solar Power, Inc. (formerly Welund Fund, Inc.). We became the registrant through a reverse merger with Solar Power, Inc., a Nevada corporation (formerly Welund Fund, Inc.), and we are considered the accounting acquirer and registrant following that merger. The following describes our corporate history and background.
     On August 6, 2006, Solar Power, Inc., a California corporation, entered into a share exchange agreement with all the shareholders of International Assembly Solutions, Limited (“IAS HK”), which was incorporated in Hong Kong on January 18, 2005 with limited liability. Solar Power, Inc. (a California corporation) was originally incorporated in the State of California to facilitate creation of a U.S. holding company for IAS HK operations and to engage in sales, installation and integration of photovoltaic systems in the U.S. Pursuant to the share exchange agreements, the equity owners of IAS HK transferred all their equity interest in IAS HK in exchange for a total of 14,000,000 shares of Solar Power, Inc., a California corporation, in November 2006. As a result, IAS HK became a wholly owned subsidiary of Solar Power, Inc., a California corporation. There were a total of sixteen shareholders in IAS Hong Kong including the controlling shareholders Stephen Kircher, Gerald Moore and Bradley Ferrell. Mr. Kircher Chairman of the Board of IAS HK, held dispositive and voting control of 8,100,000 shares or approximately 58% of the outstanding shares. Mr. Kircher remains Chairman of the Board of IAS HK. Mr. Moore and Mr. Ferrell owned 4,100,000 (29%) and 1,500,000 (11%) shares respectively. Neither Mr. Moore nor Mr. Ferrell were directors of IAS HK. IAS HK does not have company officers. Being a group reorganization entered into among entities under common control, the Company combined the historical financial statements of International Assembly Solutions, Limited (organized under the laws of Hong Kong S.A.R.) (“IAS HK”) and its wholly owned subsidiary, IAS Electronics (Shenzhen) Co., Ltd. (“IAS Shenzhen”). The accompanying consolidated financial statements have been restated on a retroactive basis to reflect the 14,000,000 shares of common stock outstanding for all periods presented.
     On August 23, 2006, Solar Power, Inc., a California corporation (“SPI”) entered into an Agreement and Plan of Merger with Welund Acquisition Corp., a Nevada corporation (“Merger Sub”) a wholly-owned subsidiary of Solar Power, Inc., a Nevada corporation (formerly Welund Fund, Inc.). On December 29, 2006, SPI merged with Merger Sub and SPI became a wholly-owned subsidiary of Solar Power, Inc., a Nevada corporation (formerly Welund Fund, Inc.). In connection with the Merger Solar Power, Inc., a Nevada corporation (formerly Welund Fund, Inc.) issued the existing shareholders of Solar Power, Inc., a California corporation an aggregate of 14,500,000 shares of Solar Power, Inc., a Nevada corporation (formerly Welund Fund, Inc.) restricted common stock and substituted 2,000,000 restricted stock awards and options of Solar Power, Inc., a California corporation with Solar Power, Inc., a Nevada corporation (formerly Welund Fund, Inc.) restricted stock awards and options to purchase shares of Solar Power, Inc., a Nevada corporation (formerly Welund Fund, Inc.) common stock. As a result of the Merger, all amounts of indebtedness owed to Solar Power, Inc., a Nevada corporation (formerly Welund Fund, Inc.) by Solar Power, Inc., a California corporation, totaling $3,746,565, were eliminated. As a result of the Merger, we discontinued our former auto loans business and changed our focus and strategic direction and pursued operations in the solar power business. Subsequent to year end, on February 15, 2007, we re-domiciled in the State of California.
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

     On March 21, 2007 we, through our wholly-owned subsidiary, Solar Power Integrators, Commercial, Inc. (“SPIC”) entered into a General Partnership Agreement with J.R. Conkey and Associates, Inc. (“JRC”). The partnership will engage in the sales, design and installation of solar systems in government market segments for solar contracts within California. As initial capital contributions to the partnership, JRC is contributing $25,500 and SPIC is contributing $24,500. JRC is the managing partner of the partnership and will manage and conduct the day-to-day business affairs of the partnership. Additionally, JRC will be responsible for all marketing and sales efforts, establishing and maintaining customer relationships, and contract management. James R. Conley, a principal of JRC, invested $100,000 and received 100,000 shares in the Solar Power, Inc, a Nevada corporation (formerly Welund Fund, Inc.) private placement in October 2006.) SPIC will be responsible for exclusively supplying all solar panels or other solar materials to the partnership for installation, and the design, engineering, and installation of all solar systems for customers, at contracted prices to SPIC. SPIC will control financial and accounting records. The Company believes that this partnership will be subject to consolidation based on its interpretation of FIN 46(R) Consolidation of Variable Interest Entities (as amended). Specifically under FIN 46(R), paragraph 5(a)(4), the Company has additional risk with loans that will be advanced to the partnership. Through August 20, 2007, no activity has occurred in the partnership. In addition, neither JRC or the Company has contributed initial capital or performed any of the stated responsibilities.
     On April 12 and 17, 2007 the Company issued standby letters of credit totaling $800,000 to two suppliers, Sharp Electronics and Kyocera Solar. The letters of credit were issued in support of the Company’s line of credit with these suppliers. These suppliers have no interest in the Company and are not considered related parties. The term of the letters of credit are twelve months and are collateralized by $800,000 of the Company’s cash deposits.

     On June 5, 2007, the Company entered into a capitalized lease agreement with California First Leasing Corporation to finance the purchase of approximately $581,000 of software and hardware. The term of the lease is thirty-six months; the Company paid an initial security deposit of approximately $9,000 and secured the lease with a letter of credit collateralized by the Company’s cash deposits.
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
     On June 25, 2007, the Company entered into an agreement with China Merchants Bank for a working capital line of credit through its wholly owned subsidiary, IAS Electronics (Shenzhen) Co., Ltd. in the amount of $900,000. The term of the agreement is one year with an annual interest rate of 6.75 percent. The line is secured by a $1,000,000 standby letter of credit collateralized by the Company’s cash deposits. As of June 30, 2007, the Company had approximately $196,000 outstanding on this line of credit.
     On July 6, 2007, the Company terminated its Deposit Receipt and Real Estate Purchase Contract agreement entered into on April 17, 2007 to purchase real property located at 1115 Orlando Avenue in the city of Roseville, California from GSJ Company, LLC, a California limited liability company without penalty to the Company or impact to the financial statements.
     On July 25, 2007, the Company entered into an office lease for the relocation of the Company headquarters. The building is located in Roseville, California and has approximately 19,000 square feet. The term of the lease is five years commencing on August 1, 2007, with an initial rent of approximately $343,000 per year and has an option to renew for an additional five years. On July 25, 2007, the Company paid a security deposit and first-month’s rent of approximately $60,000.
     On July 31, 2007 that letter of credit was increased to $601,100 to secure an increase to principal and interest to the capital lease agreement.
Results of Operations
Three and Six Months Ended June 30, 2007, as compared to Three and Six Months Ended June 30, 2006
Net Sales
     Net sales for the three months ended June 30, 2007 increased 83.1% to $1,637,000 from $894,000 for the three months ended June 30, 2006. Net sales for the six months ended June 30, 2007 increased 306.7% to $5,051,000 from $1,242,000 for the six months ended June 30, 2006. Net sales in the cable, wire and mechanical assemblies segment decreased 12.1% to $786,000 from $894,000 for the three months ended June 30, 2007 primarily from a decrease in sales to one customer. Net sales in the photovoltaic installation, integration and product sales segment were $851,000 or 52.0% of total sales for the three months ended June 30, 2007. There were no comparative sales for the three months ended June 30, 2006. The Company did not operate in this segment during 2006. Net sales in the cable, wire and mechanical assemblies segment increased 42.8% to $1,773,000 for the six months ended June 30, 2007 primarily from an increase in sales to one customer. Net sales in the photovoltaic installation, integration and product sales segment were $3,278,000 or 64.9% of total sales. There were no comparative sales for the six months ended June 30, 2006, The Company did not operate in this segment during the first six months of 2006.
Cost of Goods Sold
     Cost of goods sold were $1,317,000 (80.5% of net sales) and $621,000 (69.5% of net sales) for the three months ended June 30, 2007 and 2006, respectively. Cost of goods sold were $3,924,000 (77.7% of net sales) and $869,000 (70.0% of net sales) for the six months ended June 30, 2007 and 2006, respectively. Cost of goods sold in our cable, wire and mechanical assemblies segment were $559,000 (71.1% of net sales) and $621,000 (69.5% of net sales) for the three months ended June 30, 2007 and 2006, respectively. Cost of goods sold as a percentage of sales for the cable, wire and mechanical assemblies segment increased by 1.6% for the three months ended June 30, 2007, primarily due to the Company’s move to its new manufacturing facility in Shenzhen to accommodate our solar pannel manufacturing. The Company anticipates that the additional overhead created by the larger factory will be absorbed in the future. Costs of goods sold for our photovoltaic installation, integration and product sales segment was $758,000 (96.4% of net sales) for the three months ended June 30, 2007. There is no comparative data for the three and six months ended June 30, 2006. The Company did not operate in this segment during the three months ended June 30, 2006.
     Cost of goods sold in our cable, wire and mechanical assemblies segment were $1,267,000 (71.5% of net sales) and $869,000 (70.0% of net sales) for the six months ended June 30, 2007 and 2006, respectively. Cost of goods sold as a percentage of sales for the cable, wire and mechanical assemblies segment increased by 1.5% for the six months ended June 30, 2007, primarily due to the Company’s move to its new manufacturing facility in Shenzhen to accommodate our solar panel manufacturing. The Company anticipates that the additional overhead created by the larger factory will be absorbed in the future. Costs of goods sold for our photovoltaic installation, integration and product sales segment was $2,657,000 (81.1% of net sales) for the six months ended June 30, 2007. There is no comparative data for the three and six months ended June 30, 2006. The Company did not operate in this segment during the six months ended June 30, 2006.
General and Administrative Expense
     General and administrative expense was $1,551,000 and $288,000 for the three months ended June 30, 2007 and 2006, respectively, an increase of 438.5%. As a percentage of sales general and administrative expense was 94.7% and 32.2% for the three months ended June 30, 2007 and 2006, respectively. General and administrative expense was $3,007,000 and $543,000 for the six months ended June 30, 2007 and 2006, respectively, an increase of 453.8%. As a percentage of sales general and administrative expense was 59.5% and 43.7% for the six months ended June 30, 2007 and 2006, respectively. The increase in costs for the three months ended June 30, 2007 is primarily due to the increase in employee related expense, infrastructure costs and professional fees associated with the start-up of our photovoltaic solar business and stock compensation. Significant elements of general and administrative expense for the three months ended June 30, 2007 were employee related expenses of $710,000, professional and consulting fees of $334,000, rent, telephone and utilities of $68,000, travel and lodging of $60,000, and stock compensation expense of $71,000. Significant elements of general and administrative expense for the six months ended June 30, 2007 were employee related expenses of $1,369,000, professional and consulting fees of $706,000, rent, telephone and utilities of $140,000, travel and lodging of $111,000, and stock compensation expense of $239,000.The Company anticipates that our general and administrative costs will continue to ramp as we continue to grow our business but will become a smaller percentage of our net sales.
Sales, Marketing and Customer Service Expense
     Sales, marketing and customer service expense was $828,000 and $143,000 for the three months ended June 30, 2007, an increase of 479.0%. As a percentage of sales, sales, marketing and customer service expense was 50.6% and 16.0%, respectively. Sales, marketing and customer service expense was $1,365,000 and $143,000 for the six months ended June 30, 2007, an increase of 854.5%. As a percentage of sales, sales, marketing and customer service expense was 27.0% and 11.5%, respectively. Significant elements of sales, marketing and customer service expense for the three months ended June 30, 2007 were employee related expense of $228,000, advertising expense of $40,000, stock-based compensation expense of $12,000 and marketing and business development costs of approximately $465,000. This marketing and business development cost consists of approximately $334,000 related to amortization of certain contract expense and approximately $131,000 to DRCI deferred costs recorded for contracts in negotiation. Significant elements of sales, marketing and customer service expense for the six months ended June 30, 2007 were employee related expense of $411,000, advertising expense of $114,000, stock-based compensation expense of $27,000 and marketing and business development costs of approximately $676,000. This marketing and business development cost consists of approximately $500,000 related amortization of certain contract expense and approximately $176,000 to DRCI deferred costs recorded for contracts in negotiation.

     When the Company purchased DRCI, it allocated approximately $637,000 of the purchase price to the contracts in process. The Company estimated the value of each contract opportunity acquired by estimating the percentage of contracts that would be signed and by applying a comparable acquisition cost to each contract based on the Company’s current sales subcontractor commission rates. In the fourth quarter of 2006, the Company amortized approximately $454,000 of these expenses over the life of the signed contract or when the prospect terminated the discussion or negotiations. With approximately $175,000 amortized in the first and second quarter of 2007, the Company has approximately $8,000 in deferred costs remaining from the DRCI acquisition at June 30, 2007. The Company expects to complete the amortization of these remaining expenses during the third quarter of 2007.
Interest Income / Expense
     Interest income, net was $80,000 for the three months ended June 30, 2007. Interest expense was $5,000 for the three months ended June 30, 2006. Interest income, net was approximately $191,000 for the six months ended June 30, 2007. Interest expense was $10,000 for the six months ended June 30, 2006. Interest income resulted from earnings on the Company’s cash deposits.
Income Tax Expense
     The Company provided an income tax expense of $2,400 for the three and six months ended June 30, 2007. There was no income tax expense recorded for the three and six months ended June 30, 2006.
Net Loss
     The net loss was $1,979,000 and $163,000 for the three months ended June 30, 2007 and 2006, respectively. Net loss was $3,055,000 and $323,000 for the six months ended June 30, 2007 and 2006, respectively. The significant costs incurred to startup our photovoltaic solar business was the driver of the increased net loss.
Liquidity and Capital Resources
     A summary of the sources and uses of cash and cash equivalents is as follows:

	Six Months Ended June	Six Months Ended June
	30, 2007 (in thousands)	30, 2006 (in thousands)

Net cash provided by (used in) operating activities	$(4,930)	$78
Net cash used in investing activities	(492)	(19)
Net cash used in financing activities	(2,482)	—

	$(7,904)	$59

     From our inception on January 18, 2005 until the closing of our private placement in October 2006, we financed our operations primarily through short-term borrowings. We received net proceeds of approximately $14,500,000 from the private placement made by Solar Power, Inc., a Nevada corporation (formerly Welund Fund, Inc.) when we completed our reverse merger with them in December 2006. As of June 30, 2007 we had approximately $3,490,000 in cash and cash equivalents. We also have approximately $2,195,000 in cash restricted as collateral for standby letters of credit we issued to support our bank line of credit, capital lease and credit extended to us by vendors.
     Net cash used in operating activities of approximately $4,930,000 for the six months ended June 30, 2007 was primarily a result of a net loss of approximately $3,055,000, adjusted for non-cash items included in net loss, including depreciation of approximately $97,000 related to property and equipment, amortization of prepaid expenses relating to our acquisition of approximately $676,000, stock-based compensation expense of $266,000, which was the effect of the adoptions of SFAS No. 123(R), and an income tax expense of $2,000. Also contributing to cash used in operating activities were an increase in our accounts receivable of $654,000 as a result of increased sales in our cable, wire and mechanical assemblies segment and our solar photovoltaic installation, integration and product sales segment, notes receivable from a customer of $75,000, increase in our costs and estimated earnings in excess of billings on uncompleted contracts of approximately $137,000 from our solar photovoltaic segment, increases in our prepaid expenses and other current assets of approximately $335,000, increase in our assets held for sale of $2,141,000 for a solar photovoltaic system built under a purchased power agreement, increase in our accounts payable of approximately $2,771,000 as a result of increased inventory of solar panels, payment of income taxes of approximately $5,000, an increase in inventory of approximately $2,322,000 resulting from an increase in our solar panel inventory, a decrease in billings in excess of costs and estimated earnings on uncompleted contracts of approximately $95,000 in our solar photovoltaic installation, integration and product sales segment, and an increase in our accrued liabilities of approximately $77,000 primarily from accruals relating to our solar photovoltaic installation, integration and product sales segment.
     Net cash provided by operating activities was $78,000 for the six months ended June 30, 2006 was primarily a result of a net loss of approximately $323,000 adjusted by non-cash depreciation expense of approximately $2,000 related to property and equipment. Also contributing to cash provided by operating activities were increase in our accounts receivable of approximately $410,000, increase in our in inventory of approximately $201,000, an increase in prepaid expenses and other current assets of approximately $96,000, an increase in accounts payable of $476,000 and an increase in accrued liabilities of approximately $630,000.
     Net cash used in investing activities of approximately $492,000 and $19,000 for the six months ended June 30, 2007 and 2006 respectively. Acquisition of property, plant equipment accounted for all of the cash used in investing activities.
     Cash used in financing activities was approximately $2,482,000 for the six months ended June 30, 2007. Cash restricted as collateral for standby letters of credit of approximately $2,195,000, payment of additional financing costs related to the registration of our common stock of approximately $390,000, repayment of short-term loans to our Chief Executive Officer of $320,000, and principal payments on notes and capital leases of approximately $273,000, offset by proceeds from the sale of our common stock of $500,000 and proceeds from borrowings on our line of credit of $196,000. There were no financing activities for the six months ended June 30, 2006.
     Operating leases – The Company leases premises under various operating leases. Rental expense under operating leases included in the statement of operations was $89,200 and $18,900 for the three months ended June 30, 2007 and 2006, respectively. Rental expense under operating leases included in the statement of operations was approximately $178,000 and $28,000 for the six months ended June 30, 2007 and 2006, respectively.
     The Company was obligated under operating leases requiring minimum rentals as follows as of June 30, 2007:

Years ending December 31,
2007	$137,752
2008	277,422
2009	165,191

Total minimum payments	$580,365

     The Company was obligated under notes payable requiring minimum payments as follows:

Years ending December 31,
2007	$24,301
2008	49,440
2009	48,978
2010 and beyond	104,793

Less current portion	227,512
Long term portion	(48,867)

$178,645

     The notes payable are collateralized by trucks be used in the Company’s solar photovoltaic business, bear interest rates between 1.9% and 2.9% and are payable over sixty months.

     During the six months ended June 30, 2007 the Company acquired certain equipment under capital leases. The leases expire from January to June 2010. The Company was obligated for the following minimum payments:

Years ending December 31,
2007	$50,437
2008	100,874
2009	73,075
2010	20,561

Total minimum payments	244,947
Less amounts representing interest	(38,062)

Present value of net minimum lease payments	206,885
Less current portion	(64,562)

Long term portion	$142,323

     In the short-term we do not expect any material change in the mix or relative cost of our capital resources. As of June 30, 2007, we had approximately $3,490,000 in cash and cash equivalents and approximately $2,195,000 in cash restricted as collateral for standby letters of credit we issued to support our bank line of credit, capital lease and credit extended to us by vendors. Our plan and focus continues to be setting up our solar panel manufacturing facility, manufacturing our solar system products, generating new customers, and organizing a distribution model through the development of a franchise network. With our current level of cash on hand, we believe we have sufficient working capital to satisfy our working capital requirements to fund operations at their anticipated levels for the foreseeable future. In addition, the Company expects that it will sell its purchased power agreement recorded as assets held for sale and begin installing its manufactured solar panels in the third quarter of 2007. However, future cash forecasts are based on assumptions regarding the operational performance, and further assumptions regarding working capital needs associated with increasing customer orders.
Off-Balance Sheet Arrangements
     At June 30, 2007, we did not have any transactions, obligations or relationships that could be considered off-balance sheet arrangements.
Item 3.
Controls and Procedures
     Our management, with the participation and under the supervision of our principal executive officer and our principal financial officer, reviewed and evaluated the effectiveness of the design and operation of our disclosure controls and procedures, as of the end of the fiscal year covered by this report, as required by Securities Exchange Act Rule 13a-15, and concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed in our reports filed with the Securities and Exchange Commission pursuant to the Securities Exchange Act of 1934 is accumulated and communicated to management timely, including our principal executive officer and principal financial officer. Based on this evaluation, our principal executive officer and principal financial officer have concluded that, as of the end of the fiscal year covered by this report, our disclosure controls and procedures are effective to ensure that we record, process, summarize, and report information required to be disclosed in the reports we filed under the Securities Exchange Act of 1934 within the time periods specified by the Securities and Exchange Commission’s rules and regulations. At December 31, 2006 our independent auditors identified certain significant weaknesses in our internal control which is separately or in aggregate were not considered to be material weaknesses. We have implemented and continue to implement additional processes to remediate these significant weaknesses in our internal control.
     During the six months ended June 30, 2007, there have been no changes in our internal controls over financial reporting, or to our knowledge, in other factors, that have materially affected, or are reasonably likely to materially affect our internal controls over financial reporting. We continue to enhance our internal controls over financial reporting, primarily by evaluating and enhancing our process and control documentation and increasing our systems security, in connection with our ongoing efforts to meet the requirements of Section 404 of the Sarbanes-Oxley Act of 2002. We discuss with and disclose these matters to the Audit Committee of our Board of Directors, our Board of Directors and our auditors.

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
          -None-
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

SOLAR POWER, INC.
Date: August 20, 2007	/s/ Glenn E. Carnahan
Glenn E. Carnahan, Chief Financial Officer
(Principal Accounting Officer and Principal Financial Officer)

Exhibit Index
31.1	Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes- Oxley Act of 2002