Form 10KSB/A
period 2006-12-31
Solar Power, Inc.
filed 2007-08-24
CIK 1210618

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-KSB/A
AMENDMENT NO. 2

☑	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2006

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                                         .
Commission File Number 000-50142
SOLAR POWER, INC.
(Name of small business issuer as specified in its charter)

California	20-4956638
(State or Other Jurisdiction of	(I.R.S. Employer
Incorporation or Organization)	Identification Number)

1115 Orlando Avenue
Roseville, California	95661-5247
(Address of Principal Executive Offices)	(Zip Code)
(916) 745-0900

(Issuer’s telephone number)
Securities registered pursuant to Section 12(b) of the Act:
None.
Securities registered pursuant to Section 12(g) of the Act:
COMMON STOCK, PAR VALUE $0.0001
(Title of Class)
Indicate by check mark whether the Issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Net revenues for fiscal year ended December 31, 2006 were $4,381,151
The aggregate market value of voting stock held by non-affiliates of the registrant was $17,688,102 as of August 22, 2007 (computed by reference to the last sale price of a share of the registrant’s common stock). For purposes of this computation, it has been assumed that the shares beneficially held by directors and officers of registrant were “held by affiliates”; this assumption is not to be deemed to be an admission by such persons that they are affiliates of registrant.
Number of shares of issuer’s common stock outstanding as of August 22, 2007: 32,898,102
Transitional Small Business Disclosure Format (check one). Yes ☐  No ☑

Explanatory Note
     On August 7, 2007, we filed Form 10-KSB/A to reflect certain corrections in the Form 10-KSB filed with the Securities and Exchange Commission on April 16, 2007. The Company determined that the cash received for its merger with Solar Power, Inc., a Nevada corporation (formerly Welund Fund, Inc.) in the amount of $14,997,932 had been incorrectly classified as a financing activity and reclassified it as an investing activity. Additionally, the Company determined that it had overstated the purchase price of its acquisition of DRCI by $331,192 which resulted in the understatement of net cash used in operating activities by $331,192 and overstatement of net cash used in investing activities by an equal amount.
     Additionally, the Company determined that its statement of cash flows for December 31, 2006 also incorrectly recorded the effect of certain operating assets and liabilities obtained through the acquisition of DRCI due to clerical error. This error did not result in any changes to the net amount of cash used in operating activities.
     We are filing this Form 10-KSB/A, Amendment 2 to cumulatively correct errors discovered since the filing of our 10-KSB on April 16, 2007. Theses reclassifications are further explained in financial statement Note 17 — Restatement.
     The effects of these adjustments and reclassifications are as follows:

	As Previously
Consolidated Statement of Cash Flows for the Year Ended December 31, 2006	Reported on April 16, 2006	As Restated
Amortization	$709,581	$453,388
Increase in prepaid expenses and other current assets	(694,533)	(344,532)
Increase in accrued liabilities	1,176,913	751,913
Net cash used in operating activities	(2,672,558)	(3,003,750)
Cash paid for acquisitions	(1,521,565)	(1,190,373)
Net cash provided by (used in) investing activities	(1,741,098)	13,588,026
Net cash provided by financing activities	15,742,932	745,000

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
     On November 15, 2006, the Company completed the acquisition of DRCI, paying $1,115,373 in cash in exchange for 100% of the outstanding shares of DRCI and $331,192 for reimbursement of working capital expended by DSCI from June 1, 2006 to the closing. The acquisition of DRCI provided Solar Power, Inc., a California corporation, with an experienced photovoltaic sales and installation team.
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
          Prior to June 2006, we only manufactured and sold cable, wire and mechanical assemblies. In June 2006 we commenced operations to produce and install solar power systems. Our wholly-owned subsidiaries that commenced their operations in May 2005 are International Assembly Solutions, Limited (Hong Kong) (“IAS HK”), and IAS Electronics (Shenzhen) Co., Ltd (“IAS Shenzhen”). Our primary design, fabrication and assembly operations are in China. We believe our China-based manufacturing facility provides us with several competitive advantages, including a highly trained, economical workforce, availability of cost effective land and factory space, and lower raw material costs.

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
Sales and Marketing
          We intend to bring our solar power products to market by utilizing strategic company-owned store operations and establishing a national franchise network. We plan to open two retail showrooms late in the third quarter and early fourth quarter of this year and to start selling franchises in the third quarter of 2007. Our initial plan is to sell franchises in California to provide reasonable proximity to our corporate operations.
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

          Our corporate headquarters are located in Roseville, California in a space of approximately 19,000 square feet. The five year lease commenced on August 1, 2007 and expires in July 2012. The rent is currently $342,972 per year for the first year, $351,540 for the second year, $360,336 for the third year, $369,336 for the fourth year and $378,576 for the remainder of the lease. The Company has an option to renew for an additional five years.
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
          Net cash used in operating activities of $3,003,750 for the year ended December 31, 2006 was primarily a result of a net loss of $2,129,388, less non-cash items included in net income, including depreciation of $18,642 related to property and equipment, amortization of intangibles related to our acquisitions of $453,388, stock-based compensation expense of $338,025, which was the effect of the adoption of SFAS No. 123(R), bad debt expense of $47,624, reversal of the deferred tax asset recorded in 2005 of $21,039 and loss on disposal of fixed assets of $3,429. Also contributing to cash used in operating activities were an increase in our accounts receivable of $1,307,273 as a result of increased sales in our cable, wire and mechanical assemblies segment and sales in our new solar photovoltaic business segment, an increase in our inventories of $2,170,614 primarily related to our solar photovoltaic business and increases in prepaid expenses and other current assets of $344,532 offset by an increase in our accounts payable of $1,272,620 related to our increased inventory, an increase in income tax liability of $35,290, an increase in billings in excess of costs and costs in excess of billings, net of $6,087 and an increase in accrued liabilities of $751,913 resulting primarily from increased customer deposits of $347,975.
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

ITEM 8A — CONTROLS AND PROCEDURES
          Our management, with the participation and under the supervision of our principal executive officer and our principal financial officer, reviewed and evaluated the effectiveness of the design and operation of our disclosure controls and procedures, as of the end of the fiscal year covered by this report, as required by Securities Exchange Act Rule 13a-15, and concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed in our reports filed with the Securities and Exchange Commission pursuant to the Securities Exchange Act of 1934 is accumulated and communicated to management timely, including our principal executive officer and principal financial officer. Based on this evaluation, our principal executive officer and principal financial officer have concluded that, as of the end of the fiscal year covered by this report, our disclosure controls and procedures are effective to ensure that we record, process, summarize, and report information required to be disclosed in the reports we filed under the Securities Exchange Act of 1934 within the time periods specified by the Securities and Exchange Commission’s rules and regulations. During the year ended December 31, 2006, there have been no changes in our internal control over financial reporting, or to our knowledge, in other factors, that have materially affected or are reasonably likely to materially affect our internal controls over financial reporting. Additionally, our independent auditors identified certain significant weaknesses in our internal control which separately or in aggregate were not considered to be material weaknesses. We have implemented and continue to implement additional processes to remediate these significant weaknesses in our internal control.
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

Name and Address of	Shares		Percentage
Beneficial Owner (1)	Beneficially Owned		Beneficially Owned

Stephen C. Kircher; Chief Executive Officer and Director 1115 Orlando Avenue, Roseville, CA 95661	8,125,000	(2)	24.42%

Glenn E. Carnahan, Chief Financial Officer 1115 Orlando Avenue, Roseville, CA 95661	125,000	(3)	*

Larry D. Kelley, Director 1115 Orlando Avenue, Roseville, CA 95661	525,000	(4)	1.58%

D. Paul Regan, Director 1115 Orlando Avenue, Roseville, CA 95661	125,000	(18)	*

Timothy B. Nyman, Director 8 Surf Drive Bristol, RI 02809	475,000	(18)	1.43%

Ron Cohan, Director 1115 Orlando Avenue, Roseville, CA 95661	125,000	(5)	*

Bradley J. Ferrell (6) 1115 Orlando Avenue, Roseville, CA 95661	1,525,000	(7)	4.58%

Alan M. Lefko (8) 1115 Orlando Avenue, Roseville, CA 95661	27,500	(9)	*

Todd Lindstrom (10) 1115 Orlando Avenue, Roseville, CA 95661	115,000	(11)	*

Jeffrey G. Winzeler (12) 1115 Orlando Avenue, Roseville, CA 95661	100,000	(13)	*

Gerald R. Moore (14) 1115 Orlando Avenue, Roseville, CA 95661	4,125,000	(15)	12.40%

All Executive Officers and Directors as a Group	15,392,500		46.26%

Reid S. Walker, G. Stacy Smith and Patrick P. Walker(16) c/o Walker Smith Capital 300 Crescent Court, Suite 1111 Dallas, TX 75201	2,500,000		7.51%

Steven CY Chang (17) c/o CID Group 28th Fl., 97 Tun Hwa S. Rd., Sec. 2 Taipei 106, Taiwan	2,000,000		6.01%

*	Less than 1%

(1)	Beneficial ownership has been determined in accordance with Rule 13d-3 under the Exchange Act. Pursuant to the rules of the SEC, shares of Common Stock which an individual or group has a right to acquire within 60 days pursuant to the exercise of options or warrants are deemed to be outstanding for the purpose of computing the percentage ownership of such individual or group, but are not deemed to be beneficially owned and outstanding for the purpose of computing the percentage ownership of any other person shown in the table.

(2)	Includes 2,000,000 shares issued in the names of trusts established for the benefit of Mr. Kircher’s two sons, to each of which Mr. Kircher is the trustee. Also includes 25,000 shares underlying options, to the extent exercisable within 60 days.

(3)	Includes 25,000 shares underlying options, to the extent exercisable within 60 days.

(4)	Includes 500,000 shares issued in the name of trust, to which Mr. Kelley is the trustee. Also includes 25,000 shares of common stock granted as restricted stock awards, of which 6,250 have vested and 18,750 are subject to vesting and forfeiture conditions.

(5)	Includes 100,000 shares issued in the name of trust, to which Mr. Cohan is a trustee. Also includes 25,000 shares of common stock granted as restricted stock awards, of which 6,250 have vested and 18,750 are subject to vesting and forfeiture conditions.

(6)	Mr. Ferrell is our Chief Operating Officer.

(7)	Includes 25,000 shares underlying options, to the extent exercisable within 60 days.

(8)	Mr. Lefko is our Vice President of Finance.

(9)	Includes 15,000 shares issued in the name of trust, to which Mr. Lefko is a trustee. Also Includes 12,500 shares underlying options, to the extent exercisable within 60 days.

(10)	Mr. Lindstrom is our Vice President of Operations

(11)	Includes 50,000 shares underlying options, to the extent exercisable within 60 days.

(12)	Mr. Winzeler is our President of a wholly owned subsidiary.

(13)	Includes 50,000 shares underlying options, to the extent exercisable within 60 days.

(14)	Mr. Moore is our Vice President of Manufacturing of our IAS HK subsidiary. Mr. Moore is not an “executive officer” for purposes of Section 16 since he is not in charge of a principal business unit, division or function and does not have policy making authority.

(15)	Includes 25,000 shares underlying options, to the extent exercisable within 60 days.

(16)	Consists of 710,000 shares issued in the name of WS Opportunity Fund International, Ltd.; 445,000 shares issued in the name of Walker Smith International Fund, Ltd.; 421,000 shares issued in the name of WS Opportunity Fund, L.P.; 369,000 shares issued in the name of WS Opportunity Fund (QP), L.P.; 330,000 shares issued in the name of Walker Smith Capital (QP), L.P.; 173,000 shares issued in the name of HHMI Investments, L.P.; and 52,000 shares issued in the name of Walker Smith Capital, L.P. WS Capital, LLC (“WS Capital”) is the general partner of WS Capital Management, L.P. (“WSC Management”), which is the general partner of Walker Smith Capital, L.P and Walker Smith Capital (QP) L.P., the investment manager and agent and attorney-in-fact for Walker Smith International Fund, Ltd., and the investment manager for HHMI Investments, L.P. WSV Management, LLC (“WSV”) is the general partner of WS Ventures Management, LP (“WSVM”), which is the general partner of Walker Smith Opportunity Fund, L.P. and WS Opportunity Fund (QP) L.P. and the investment manager and agent and attorney-in-fact for WWS Opportunity Fund International, Ltd. Reid S. Walker and G. Stacy Smith are principals of WS Capital and WSV, and Patrick P. Walker is a principal of WSV.

(17)	Consists of 750,000 shares issued in the name of Asia Pacific Genesis Venture Capital Funds Ltd.; 500,000 shares issued in the name of Sekai Capital Ltd.; 222,260 shares issued in the name of Global Vision Venture Capital Co., Ltd; 135,343 shares issued in the name of Asia Pacific Century Venture Capital Ltd.; 95,732 shares issued in the name of China Power Venture Capital Co., Ltd; 70,893 shares issued in the name of C&D Capital Corp.; 53,165 shares issued in the name of Nien Hsing International (Bermuda) Ltd.; 48,394 shares issued in the name of Asiagroup Worldwide Limited; 39,922 shares issued in the name of STAR Pacific Worldwide Limited; 31,931 shares issued in the name of A&D Capital Corp.; 28,948 shares issued in the name of J&D Capital Corp.; and 23,412 shares issued in the name of CAM-CID Asia Pacific Investment Corp. Mr. Chang is President of the foregoing entities and is deemed to control all of their respective shares holdings.

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
ITEM 12 — CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.
          On March 30, 2005, Solar Power, Inc., a Nevada corporation (formerly Welund Fund, Inc.) purchased a pool of sub-prime auto loans with a pay-off balance of $126,302 from Village Auto, LLC, an affiliate of the Mr. Freiheit, former President, Director and Chief Executive Officer, Solar Power, Inc., a Nevada corporation (formerly Welund Fund, Inc.) for $107,357. The purchase price was 85% of the loan pool’s pay-off balance. The seller of the pool is required to repurchase loans that become 90 days delinquent. The average loan had a principal balance of approximately $4,708 with an average annual percentage interest rate of approximately 21.54%. The remaining terms of the loans range from 6 to 46 months. Solar Power, Inc., a Nevada corporation (formerly Welund Fund, Inc.) have contracted with Accredited Adjusters, LLC, to service and administer the loans for a monthly fee equal to 1/2% of the outstanding principal balance. Accredited Adjusters is an affiliate of Mr. Freiheit. In connection with the servicing of the auto loans, Solar Power, Inc., a Nevada corporation (formerly Welund Fund, Inc.) have paid Accredited Adjusters, LLC $4,000, and have a liability of $909 for services rendered during 2005. The fee for the six months ended June 30, 2006 for servicing the loans was $1,455. The fee for the period from March 30, 2005 through December 31, 2005 for servicing the loans was $4,909. At June 30, 2006, Solar Power, Inc., a Nevada corporation (formerly Welund Fund, Inc.) owed Accredited Adjusters, LLC $365 for services rendered. Additionally, Accredited Adjusters, LLC owes Solar Power, Inc., a Nevada corporation (formerly Welund Fund, Inc.) $215 for loan proceeds collected, but not remitted to us by June 30, 2006. During the three months and the nine months ended September 30, 2006, Solar Power, Inc., a Nevada corporation (formerly Welund Fund, Inc.) incurred consulting fees with Village Auto, LLC, a related party, in the amount of $6,800 and $10,000, respectively. At September 30, 2006, Solar Power, Inc., a Nevada corporation (formerly Welund Fund, Inc.) also had a receivable from Village Auto, in the amount of $515, in connection with the repurchase of a delinquent loan. On December 29, 2006, Solar Power, Inc., a Nevada corporation (formerly Welund Fund, Inc.) sold the auto loans to Village Auto, LLC for a total purchase price of $12,693.50, which represented 50% of the loan pools payoff balance as of September 30, 2006. The purchase price was paid in cash. In addition, Solar Power, Inc., a Nevada corporation (formerly Welund Fund, Inc.) terminated all arrangements with Village Auto, LLC and its affiliates, relating to servicing or administration of auto loans.
          From March to September 2005, Solar Power, Inc., a Nevada corporation (formerly Welund Fund, Inc.) paid rent in the amount of $1,800 per month to Liberty Associates Holdings, LLC, Solar Power, Inc., a Nevada corporation (formerly Welund Fund, Inc.) former principal stockholder and an affiliate of Mr. Freiheit, Solar Power, Inc., a Nevada corporation (formerly Welund Fund, Inc.) former director, President and Chief Executive Officer for the use of certain office space. From October to December 2005, Solar Power, Inc., a Nevada corporation (formerly Welund Fund, Inc.) paid an increased amount of $2,300 per month. Total rental expense for the years ended December 31, 2005 and December 31, 2006 was $19,500, and $27,600 respectively.
          On July 28, 2005, Solar Power, Inc., a Nevada corporation (formerly Welund Fund, Inc.) loaned $100,000 to Paxton Energy, Inc. (Paxton), a related party through common ownership and common management. The note bore interest at 12% per annum, was payable on demand, and was secured along with other lenders by all of the assets of Paxton. In November 2005, Mr. Freiheit as an individual purchased the Paxton loan for $103,288 which represented principal plus accrued interest. No additional consideration was paid.
          In 2005, Mr. Landa, Solar Power, Inc., a Nevada corporation (formerly Welund Fund, Inc.) former Director and Secretary and Mr. Smith, our former Director, Vice President and Treasurer, each received 16,667 shares of our common stock valued at $12,500 for consulting services rendered to

us. In addition in 2005, Pamplona, Inc. of which Mr. Landa is President and Director and Mr. Smith, is also Vice-President and Director, received 33,333 shares of our common stock valued at $25,000 for services rendered in 2005.
          On August 9, 2006, Mr. Strasser, Solar Power, Inc., a Nevada corporation (formerly Welund Fund, Inc.) former President and Director, purchased 156,214 shares of our common stock for $50,000; Tats, LLC, a family-controlled entity of Mr. Smith, our former Vice-President, Treasurer and Director, purchased 62,485 shares of Solar Power, Inc., a Nevada corporation (formerly Welund Fund, Inc.) common stock for $20,000; and Mr. Landa, Solar Power, Inc., a Nevada corporation (formerly Welund Fund, Inc.) former Director and Secretary, purchased 62,485 shares of Solar Power, Inc., a Nevada corporation (formerly Welund Fund, Inc.) common stock for $20,000.
          Mr. Smith, Solar Power, Inc., a Nevada corporation (formerly Welund Fund, Inc.) former Director, Vice-President and Treasurer, has provided Solar Power, Inc., a Nevada corporation (formerly Welund Fund, Inc.) with legal services prior to and after his appointment as Solar Power, Inc., a Nevada corporation (formerly Welund Fund, Inc.) former Director, Vice President and Treasurer. Legal costs paid to Mr. Smith were $23,700 during the year ended December 31, 2005 and $62,375 during 2006. In January 2007, Mr. Smith received $5,200 for legal services rendered in December 2006.
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
          Prior to the Merger, Solar Power, Inc., a California corporation, entered into an Agreement and Plan of Merger with Dale Renewables Consulting, Inc., a California corporation (“DRCI”), and its related parties, pursuant to which it was contemplated that Solar Power, Inc., a California corporation, would merge with and into DRCI and become the surviving corporation integrating DRCI’s photo-voltaic marketing, sales and installation business in Northern California into Solar Power, Inc., a California corporation’s, business (the “DRCI Merger”). In connection with Solar Power, Inc., a California corporation’s merger with DRCI on November 15, 2006, Solar Power, Inc., a Nevada corporation (formerly Welund Fund, Inc.) made a separate loan to Solar Power, Inc., a California corporation, for $1,446,565 to fund the purchase of DRCI and to reimburse certain operating expenses to the seller. The note is payable on demand and provides for interest at the rate of 8% per annum. As a result of the Merger, the amount of indebtedness owed to Solar Power, Inc., a Nevada corporation (formerly Welund Fund, Inc.) by Solar Power, Inc., a California corporation, has been eliminated through consolidation.
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

SOLAR POWER, INC.
Dated: August 23, 2007	/s/ Stephen C. Kircher
By: Stephen C. Kircher
Its: Chief Executive Officer and Chairman of the Board (Principal Executive Officer)

Dated: August 23, 2007	/s/ Glenn Carnahan
By: Glenn Carnahan
Its: Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

     Pursuant to requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Capacity	Date

	Director	August 23, 2007
/s/ Stephen C. Kircher Stephen C. Kircher

	Director	August 23, 2007
/s/ Timothy B. Nyman Timothy B. Nyman

	Director	August 23, 2007
/s/ D. Paul Regan D. Paul Regan

	Director	August 23, 2007
/s/ Larry D. Kelley Larry D. Kelley

	Director	August 23, 2007
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
Sacramento, California
April 5, 2007 (April 17, 2007 as to the eighth and ninth paragraphs of Note 16, April 9, 2007, June 5, 2007, June 8, 2007, June 20, 2007, June 25, 2007, July 6, 2007, July 25, 2007, and July 31, 2007 as to the seventh, tenth, eleventh, twelfth, thirteenth, fourteenth, fifteenth, and sixteenth paragraphs, respectively, of Note 16 and August 21, 2007 as to the eighth paragraph of Note 1 and Note 17)

REPORT OF INDEPENDENT REGISTERED PUBLIC
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

	2006	2005
Cash flows from operating activities:
Net loss	$(2,129,388)	$(114,584)
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation	18,642	1,686
Stock-based compensation expense	338,025	—
Bad debt expense	47,624	—
Amortization (1)	453,388	—
Change in deferred tax asset	21,039	(21,039)
Loss on disposal of fixed assets	3,429	—
Changes in operating assets and liabilities, net of business combinations:
Increase in accounts receivable	(1,307,273)	(54,683)
Increase in inventories	(2,170,614)	(80,327)
Increase in prepaid expenses and other current assets (1)	(344,532)	(74,331)
Increase in accounts payable	1,272,620	82,187
Increase in income taxes payable	35,290	—
Billings in excess of costs and costs in excess of billings, net	6,087	—
Increase in accrued liabilities (1)	751,913	97,624

Net cash used in operating activities (1)	(3,003,750)	(163,467)
Cash flows from investing activities:
Acquisitions of property, plant and equipment	(219,533)	(17,149)
Cash received from merger with Solar Power, Inc.(formerly Welund Fund, Inc.) (1)	14,997,932	—
Cash paid for acquisitions (1)	(1,190,373)	—

Net cash provided by (used in) investing activities (1)	13,588,026	(17,149)
Cash flows from financing activities:
Proceeds from issuance of common stock	425,000	1
Proceeds from borrowings	—	245,000
Proceeds from related party loans	320,000	—

Net cash provided by financing activities (1)	745,000	245,001
Increase in cash and cash equivalents	11,329,276	64,385
Cash and cash equivalents at beginning of period	64,385	—

Cash and cash equivalents at end of period	$11,393,661	$64,385

Supplemental disclosure:
Cash paid for interest	$52,401	$—

Cash paid for income taxes	$—	$—

Non-cash financing activities:
Issuance of warrants in settlement of issuance costs	$422,400	$—

(1)	As restated, see Note 17.
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
     Additionally, the Company determined that its statement of cash flows for the year ended December 31, 2006 also incorrectly recorded the effect of certain operating assets and liabilities obtained through the acquisition of DRCI due to clerical error. Specifically the effect of amortization was overstated by $256,193; the increase in prepaid expenses and other current assets was overstated by $681,193 and the increase in accrued liabilities was overstated by $425,000. This error did not result in any changes to the net amount of cash used in operating activities.
     The effects of these adjustments and reclassifications are as follows:

	As
	Previously	As Restated
Consolidated Statement of Cash Flows for the Year Ended December 31, 2006	Reported	on April 16, 2007
Amortization	$709,581	$453,388
Increase in prepaid expenses and other current assets	(694,533)	(344,532)
Increase in accrued liabilities	1,176,913	751,913
Net cash used in operating activities	(2,672,558)	(3,003,750)
Cash paid for acquisitions	(1,521,565)	(1,190,373)
Net cash provided by (used in) investing activities	(1,741,098)	13,588,026
Net cash provided by financing activities	15,742,932	745,000

INDEX TO EXHIBITS

Exhibit No.	Description

2.1	Agreement and Plan of Merger dated as of January 25, 2006 between Welund Fund, Inc. (Delaware) and Welund Fund, Inc. (Nevada) (1)

2.2	Agreement and Plan of Merger by and among Solar Power, Inc., a California corporation, Welund Acquisition Corp., a Nevada corporation, and Welund Fund, Inc. a Nevada corporation dated as of August 23, 2006(2)

2.3	First Amendment to Agreement and Plan of Merger dated October 4, 2006(3)

2.4	Second Amendment to Agreement and Plan of Merger dated December 1, 2006(4)

2.5	Third Amendment to Agreement and Plan of Merger dated December 21, 2006(5)

2.6	Agreement and Plan of Merger by and between Solar Power, Inc., a California corporation and Dale Renewables Consulting, Inc., a California corporation, and James M. Underwood, Ronald H. Stickney and Todd Lindstrom, dated as of August 20, 2006, as amended by the First Amendment to Agreement and Plan of Merger dated October 31, 2006, and further amended by the Second Amendment to Agreement and Plan of Merger dated November 15, 2006(17)

2.7	Agreement of Merger by and between Solar Power, Inc., a California corporation, Dale Renewables Consulting, Inc., a California corporation, and James M. Underwood, Ronald H. Stickney and Todd Lindstrom dated November 15, 2006(17)

2.8	Agreement of Merger by and between Solar Power, Inc., a California corporation, Solar Power, Inc., a Nevada corporation and Welund Acquisition Corp., a Nevada corporation dated December 29, 2006(17)

2.9	Agreement of Merger by and between Solar Power, Inc., a Nevada corporation and Solar Power, Inc., a California corporation, dated February 14, 2007 (6)

3.1	Amended and Restated Articles of Incorporation(6)

3.2	Bylaws(6)

3.3	Specimen (17)

4.1	Form of Subscription Agreement(7)

4.2	Form of Registration Rights Agreement(7)

10.1	Share Purchase Agreement for the Purchase of Common Stock dated as of April 1, 2004, by and between Kevin G. Elmore and Mr. T. Chong Weng(8)

10.2	Share Purchase Agreement for the Purchase of Common Stock dated as of June 9, 2004, by and between Kevin G. Elmore and Liberty Associates Holdings, LLC(9)

10.3	Purchase and Servicing Agreement between Welund Fund, Inc. and Village Auto, LLC, dated

Exhibit No.	Description

March 30, 2005(10)

10.4	Demand Promissory Note issued by Paxton Energy Corp. (11)

10.5	Engagement Letter with Roth Capital Partners, dated August 29, 2006(12)

10.6	Credit Facility Agreement by and between the Company and Solar Power, Inc., a California corporation effective September 19, 2006(12)

10.7	Security Agreement by and between the Company and Solar Power, Inc., a California corporation effective September 19, 2006(12)

10.8	Secured Promissory Note issued by Solar Power, Inc., a California corporation in favor of the Company(12)

10.9	First Amendment to the Credit Facility Agreement dated November 3, 2006(13)

10.10	Securities Purchase Agreement dated September 19, 2006 (12)

10.11	Registration Rights Agreement dated September 19, 2006(12)

10.12	Securities Purchase Agreement dated October 4, 2006 (14)

10.13	Registration Rights Agreement dated October 4, 2006(14)

10.14	Roth Capital Warrant(14)

10.15	Subordination Agreement by and between Steve Kircher, the Company and Solar Power, Inc., a California corporation dated August 31, 2006(14)

10.16	Addendum to Subordination Agreement dated September 6, 2006(14)

10.17	Unsecured Promissory Note for $150,000 issued by Solar Power, Inc., a California corporation in favor of the Company dated August 31, 2006(14)

10.18	Unsecured Promissory Note for $50,000 issued by Solar Power, Inc., a California corporation dated September 6, 2006(14)

10.19	Secured Promissory Note for $975,000 issued by Solar Power, Inc., a California corporation in favor of the Company dated September 19, 2006(14)

10.20	Secured Promissory Note for $100,000 issued by Solar Power, Inc., a California corporation in favor of the Company dated September 25, 2006(14)

10.21	Secured Promissory Note for $130,000 issued by Solar Power, Inc., a California corporation in favor of the Company dated September 27, 2006(14)

10.22	Secured Promissory Note for $75,000 issued by Solar Power, Inc., a California corporation in favor of the Company dated October 6, 2006(14)

Exhibit No.	Description

10.23	Secured Promissory Note for $340,000 issued by Solar Power, Inc., a California corporation in favor of the Company dated October 16, 2006(14)

10.24	Secured Promissory Note for $235,000 issued by Solar Power, Inc., a California corporation in favor of the Company dated October 30, 2006(14)

10.25	Secured Promissory Note $445,000 issued by Solar Power, Inc., a California corporation in favor of the Company dated November 7, 2006 (14)

10.26	Demand Note $1,446,565 issued by Solar Power, Inc., a California corporation in favor of the Company dated November 15, 2006 (14)

10.27	2006 Equity Incentive Plan (17)

10.28	Form of Nonqualified Stock Option Agreement(17)

10.29	Form of Restricted Stock Award Agreement(17)

10.30	Assignment and Interim Operating Agreement by and between Solar Power, Inc., a California corporation, Dale Stickney Construction, Inc., a California corporation, and Dale Renewables Consulting, Inc., a California corporation dated August 20, 2006(17)

10.31	Restrictive Covenant Agreement by and between Solar Power, Inc., a California corporation, Todd Lindstrom, James M. Underwood and Ronald H. Stickney dated November 15, 2006(17)

10.32	Receivables and Servicing Rights Purchase and Sale Agreement by and between the Company and Village Auto, LLC a California limited liability company dated December 29, 2006(15)

10.33	Contract Revenues Agreement by and between Sundance Power, LLC, a Colorado limited liability company and Solar Power, Inc., a California corporation, dated September 5, 2006(18)

10.34	Solar Power Integrators General Partnership Agreement, by and between J.R. Conkey & Associates, Inc. and Solar Power Integrators Commercial, Inc. dated March 21, 2007(19)

10.35	Securities Purchase Agreement dated April 9, 2007(20)

14.1	Code of Ethics **

16.1	Letter of Hansen Barnett & Maxwell(16)

21.1	List of Subsidiaries(18)

31.1	Rule 13(a) — 14(a)/15(d) — 14(a) Certification (Principal Executive Officer)*

31.2	Rule 13(a) — 14(a)/15(d) — 14(a) Certification (Principal Financial Officer)*

32	Section 1350 Certifications*
Footnotes to Exhibits Index

*	Filed herewith

**	Previously filed

(1)	Incorporated by reference to Form 8-K filed with the SEC on February 3, 2006.

(2)	Incorporated by reference to Form 8-K filed with the SEC on August 29, 2006.

(3)	Incorporated by reference to Form 8-K filed with the SEC on October 6, 2006.

(4)	Incorporated by reference to Form 8-K filed with the SEC on December 6, 2006.

(5)	Incorporated by reference to Form 8-K filed with the SEC on December 22, 2006.

(6)	Incorporated by reference to Form 8-K filed with the SEC on February 20, 2007.

(7)	Incorporated by reference to Form 10-QSB filed with the SEC on August 14, 2006.

(8)	Incorporated by reference to Form 8-K filed with the SEC on April 2, 2004.

(9)	Incorporated by reference to Form 8-K filed with the SEC on June 18, 2004.

(10)	Incorporated by reference to Form 10-QSB filed with the SEC on May 24, 2005.

(11)	Incorporated by reference to Form 10-QSB filed with the SEC on November 14, 2005.

(12)	Incorporated by reference to Form 8-K filed with the SEC on September 25, 2006

(13)	Incorporated by reference to Form 8-K filed with the SEC on November 7, 2006.

(14)	Incorporated by reference to Form 10-QSB filed with the SEC on November 20, 2006.

(15)	Incorporated by reference to Form 8-K filed with the SEC on January 8, 2007.

(16)	Incorporated by reference to Form 8-K filed with the SEC on January 8, 2007 (disclosing change in auditors).

(17)	Incorporated by reference to the Form SB-2 filed with the SEC on January 17, 2007.

(18)	Incorporated by reference to the Pre-Effective Amendment No. 1 to Form SB-2 filed with the SEC on March 6, 2007.

(19)	Incorporated by reference to Form 8-K filed with the SEC on March 27, 2007.

(20)	Incorporated by reference to Form 8-K filed with the SEC on April 11, 2007.