Form 10QSB
period 2007-09-30
Solar Power, Inc.
filed 2007-11-13
CIK 1210618

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10-QSB

☑	Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2007

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
Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 33,009,352 shares of $0.0001 par value common stock outstanding as of November 9, 2007.
Transitional Small Business Disclosure Format: Yes ☐ No ☑

PART I
FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
SOLAR POWER, INC.
(FORMERLY INTERNATIONAL ASSEMBLY SOLUTIONS, LIMITED)
CONDENSED CONSOLIDATED BALANCE SHEET
(in thousands except for share data)

September 30,
2007
(Unaudited)
ASSETS

Current assets:
Cash and cash equivalents	$271
Accounts receivable, net of allowance for doubtful accounts of $48	3,175
Notes receivable	53
Costs and estimated earnings in excess of billings on uncompleted contracts	5,663
Inventories, net	3,446
Prepaid expenses and other current assets	1,026

Total current assets	13,633

Other non-current assets
Goodwill	435
Restricted cash	2,605
Property, plant and equipment at cost, net	1,914

Total assets	$18,588

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$5,425
Accrued liabilities	1,351
Income taxes payable	30
Billings in excess of costs and estimated earnings on uncompleted contracts	21
Provision for anticipated losses on contracts	14
Loans payable and capital lease obligations	1,245

Total current liabilities	8,086

Loans payable and capital lease obligations, net of current portion	741

Total liabilities	8,827

Commitments and contingencies	—

Stockholders’ equity
Preferred stock, par $0.0001, 20,000,000 shares authorized, none issued and outstanding at September 30, 2007	—
Common stock, par $0.0001, 100,000,000 shares authorized 33,009,352 shares issued and outstanding at September 30, 2007	3
Additional paid in capital	16,469
Accumulated deficit	(6,711)

Total stockholders’ equity	9,761

Total liabilities and stockholders’ equity	$18,588

The accompanying notes are an integral part of these financial statements

SOLAR POWER, INC.
(FORMERLY INTERNATIONAL ASSEMBLY SOLUTIONS, LIMITED)
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands except for share data)

	For the Nine Months Ended		For the Three Months Ended
	September 30,	September 30,	September 30,	September 30,
	2007	2006	2007	2006
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Net Sales	$13,421	$2,924	$8,370	$1,682
Cost of goods sold	11,660	1,645	7,736	776

Gross profit	1,761	1,279	634	906

Operating expenses:
General and administrative	4,694	1,233	1,689	690
Sales, marketing and customer service	1,710	366	357	223

	6,404	1,599	2,046	913

Loss from operations	(4,643)	(320)	(1,412)	(7)

Other income (expense):
Interest income (expense)	178	(21)	(13)	(11)
Other income, net	—	4	—	—

Loss before income taxes	(4,465)	(337)	(1,425)	(18)

Income tax expense	2	59	—	59

Net loss	$(4,467)	$(396)	$(1,425)	$(77)

Net loss per common share
Basic and diluted	$(0.14)	$(0.03)	$(0.04)	$(0.01)

Weighted average number of common shares used in computing per share amounts	32,696,227	14,000,000	32,930,303	14,000,000

The accompanying notes are an integral part of these financial statements

SOLAR POWER, INC.
(FORMERLY INTERNATIONAL ASSEMBLY SOLUTIONS, LIMITED)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Nine Months Ended
	September 30,	September 30,
	2007	2006
	(Unaudited)	(Unaudited)
Cash flows from operating activities:
Net loss	$(4,467)	$(396)
Adjustments to reconcile net loss to net cash used in operating activities net of business combinations:
Depreciation	202	6
Stock issued for services	25	—
Warrants issued for services	3	—
Stock-based compensation expense	390	—
Amortization	684	—
Deferred tax asset	—	21
Income tax expense	2	—
Changes in operating assets and liabilities, net of business combinations:
Accounts receivable	(1,861)	(1,518)
Notes receivable	(53)	(6)
Costs and estimated earnings in excess of billing on uncompleted contracts	(5,543)	—
Inventories	(1,160)	(987)
Prepaid expenses and other current assets	(385)	(288)
Accounts payable	4,070	409
Income taxes payable	(5)	38
Notes payable	—	19
Billings in excess of costs and estimated earnings on uncompleted contracts	(105)	—
Provision for anticipated losses on contracts	14
Accrued liabilities	114	1,061

Net cash used in operating activities	(8,075)	(1,641)
Cash flows from investing activities:
Acquisitions of property, plant and equipment	(760)	(120)

Net cash used in investing activities	(760)	(120)
Cash flows from financing activities:
Proceeds from issuance of common stock	519	18
Costs paid relating to issuance and registration of common stock	(489)	—
Restricted cash collateralizing letters of credit	(2,605)	—
Principal payments on notes and capital leases payable	(293)	—
Proceeds from line of credit	900	—
Proceeds on loans from related parties	—	1,725
Principal payments on loans from related parties	(320)	—

Net cash (used in) provided by financing activities	(2,288)	1,743

Decrease in cash and cash equivalents	(11,123)	(18)
Cash and cash equivalents at beginning of period	11,394	64

Cash and cash equivalents at end of period	$271	$46

The accompanying notes are an integral part of these financial statements

SOLAR POWER, INC.
(FORMERLY INTERNATIONAL ASSEMBLY SOLUTIONS, LIMITED)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Nine Months Ended
	September 30,	September 30,
	2007	2006
	(Unaudited)	(Unaudited)
Supplemental disclosure of cash flow information:
Cash paid for interest	$45	$10

Cash paid for income taxes	$8	$—

Supplemental disclosure of non-cash investing and financing activities:
Equipment acquired through notes payable and capital leases	$1,135	$—
Stock and warrants issued in settlement of an obligation	130	—
Stock issued for services	50	—
Warrants issued for services	36	—

	$1,265	$—

In connection with the acquisition of Dale Renewables Consulting, Inc. (“DRCI”), the Company paid $1,115,000 in cash and acquired the following fair-valued assets:
Current Assets
Inventory		$35
Other current assets		637

Total current assets		672

Non-current assets
Property, plant and equipment		8
Goodwill		435

		443

Total cash paid for the acquisition		$1,115

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
     Solar Power, Inc. was incorporated in the State of California in 2006. In August 2006, we entered into a share exchange agreement with International Assembly Solutions, Limited (IAS HK) which was incorporated in Hong Kong in January 2005. Effective November 2006, the equity owners of IAS HK transferred all their equity interests to Solar Power, Inc. in exchange for a total of 14,000,000 shares of its common stock. Because the share exchange was entered into among entities under common control, the accompanying condensed consolidated financial statements present the results of operations of the combined companies for the three and nine months ended September 30, 2006. The accompanying condensed consolidated financial statements have been restated on a retroactive basis to reflect the 14,000,000 shares of common stock outstanding for all periods presented.
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
     Basis of Presentation
     The accompanying consolidated financial statements are unaudited and have been prepared in accordance with generally accepted accounting principles for interim financial information. They should be read in conjunction with the financial statements and related notes to the financial statements of Solar Power, Inc. (formerly International Assembly Solutions, Limited) (the “Company”) for the years ended December 31, 2006 and 2005 appearing in the Company’s Form 10-KSB. The September 30, 2007 unaudited interim condensed consolidated financial statements on Form 10-QSB have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and note disclosures normally included in the annual financial statements on Form 10-KSB have been condensed or omitted pursuant to those rules and regulations, although the Company’s management believes the disclosures made are adequate to make the information presented not misleading. In the opinion of management, all adjustments, consisting of normal recurring accruals, necessary for a fair presentation of the results of operation for the interim periods presented have been reflected herein. The results of operations for the interim periods are not necessarily indicative of the results to be expected for the entire year.
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
     Restricted cash – Restricted cash includes cash in interest bearing savings accounts that has been pledged as collateral for standby letters of credit issued to secure credit extended by vendors, capital leases and line of credit. At September 30, 2007, the Company had restricted cash of $2,605,000 as collateral for letters of credit to secure credit extended by vendors, capital leases and a line of credit of its subsidiary IAS Electronics (Shenzhen) Co., Ltd.
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
     Anti-dilutive shares - Earnings per share of common stock SFAS No. 128, “Earnings Per Share,” provides for the calculation of basic and diluted earnings per share. Basic earnings per share includes no dilution and is computed by dividing income attributable to common shareholders by the weighted-average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution of securities by adding other common stock equivalents, including common stock options, warrants, and restricted common stock, in the weighted average number of common shares outstanding for a period, if dilutive. Potentially dilutive securities are excluded from the computation if their effect is anti-dilutive. For the three and nine months ended September 30, 2007 and 2006 1,513,597 and 0, shares respectively, of common stock equivalents were excluded from the computation of diluted earnings per share since their effect would be anti-dilutive.
     Property, plant and equipment-Property, plant and equipment is stated at cost including the cost of improvements. Maintenance and repairs are charged to expense as incurred. Depreciation and amortization are provided on the straight line method based on the estimated useful lives of the assets as follows:

Plant and machinery	5 years
Furniture, fixtures and equipment	3 – 5 years
Leasehold improvements	the shorter of 5 years or the lease term
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
     In our cable and wire mechanical assemblies business the Company recognizes the sales of goods when there is evidence of an arrangement, title and risk of ownership have passed (generally upon delivery), the price to the buyer is fixed or determinable and collectibility is reasonably assured. Generally there are no formal customer acceptance requirements or further obligations related to our assembly services once we ship our products. Customers do not have a general right of return on products shipped therefore we make no provisions for returns. We make determination of our customer’s credit worthiness at the time we accept their order.
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
     The asset, “Costs and estimated earnings in excess of billings on uncompleted contracts” represents revenues recognized in excess of amounts billed. The liability, “Billings in excess of costs and estimated earnings on uncompleted contracts,” represents billings in excess of revenues recognized.
     At June 30, 2007 the Company had recorded $2.1 million as an asset held for sale in conjunction with a solar equipment facility that was under construction in accordance with a purchased power agreement entered into with a third party. During the three months ended September 30, 2007 the Company recognized $1.4 million in revenue related to the sale of the solar equipment facility and purchased power agreement to a third party.
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
     Stock-based compensation - Effective January 1, 2006, the Company adopted the provisions of Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment.” (SFAS  123(R)) which requires the Company to measure the stock-based compensation costs of share-based compensation arrangements based on the grant-date fair value and recognizes the costs in the financial statements over the employee requisite service period. Stock-based compensation expense for all stock-based compensation awards granted was based on the grant-date fair value estimated in accordance with the provisions of SFAS  123(R). Prior to 2006 the Company had not issued stock options or other forms of stock-based compensation
     Shipping and handling costs — Shipping and handling costs related to the delivery of finished goods are included in cost of goods sold. During the three months ended September 30, 2007 and 2006, shipping and handling costs expensed to cost of goods sold were approximately $122,000 and $35,000, respectively. For the nine months ended September 30, 2007 and 2006, shipping and handling costs expensed to cost of goods sold were approximately $239,000 and $71,000, respectively.
     Product Warranties In our cable and wire assembly business our current standard product warranty for our mechanical assembly product ranges from one to five years. We offer the industry standard of 25 years for our solar modules and industry standard five (5) years on inverter and balance of system components. Due to the warranty period, we bear the risk of extensive warranty claims long after we have shipped product and recognized revenue. In our cable and wire assembly business, historically our warranty claims have not been material. In our solar photovoltaic business our greatest warranty exposure is in the form of product replacement. Until the third quarter, the Company purchased its solar panels from third-party suppliers and since the third-party warranties are consistent with industry standards we consider our financial exposure to warranty claims immaterial. Certain photovoltaic construction contracts entered into during the nine-month period ended September 30, 2007 included provisions under which the Company agreed to provide warranties to the buyer, and during the quarter ended September 30, 2007, the Company began installing its own manufactured solar panels. As a result, the Company recorded the provision for the estimated warranty exposure on these contracts within cost of sales. Since the Company does not have sufficient historical data to estimate its exposure, we have looked to historical data reported by other solar system installers and manufacturers. The accrual for warranty claims consisted of the following at September 30, 2007:

(in thousands)
Balance at December 31, 2006	$—
Provision charged to warranty expense	96
Less: warranty claims	—

Balance at September 30, 2007	$96

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
     As a result of the implementation of FIN 48, the Company recognized no material adjustment in the liability for unrecognized income tax benefits as of the January 1, 2007 adoption date and September 30, 2007. Also, the Company had no amounts of unrecognized tax benefits that, if recognized, would affect its effective tax rate for January 1, 2007 and September 30, 2007.
     The Company’s policy for deducting interest and penalties is to treat interest as interest expense and penalties as taxes. As of September 30, 2007, the Company had no amount accrued for the payment of interest and penalties related to unrecognized tax benefits and no amounts as of the adoption date of FIN 48.
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
     Aggregate net foreign currency transaction income included in the statement of operations was approximately $22,000 and expense of $9,000 for the three months ended September 30, 2007 and 2006, respectively. Aggregate net foreign currency transaction income included in the statement of operations was approximately $38,000 and expense of $10,000 for the nine months ended September 30, 2007 and 2006, respectively.
     Comprehensive income (loss) – Statement of Financial Accounting Standards No. 130, “Reporting Comprehensive Income,” establishes standards for reporting comprehensive income and its components in a financial statement that is displayed with the same prominence as other financial statements. Comprehensive income, as defined, includes all changes in equity during the period from non-owner sources. Examples of items to be included in comprehensive income, which are excluded from net income, include foreign currency translation adjustments and unrealized gain (loss) of available-for-sale securities. For the three and nine months ended September 30, 2007 and 2006, comprehensive loss was the same as net loss.
     Post-retirement and post-employment benefits – The Company’s subsidiaries which are located in the People’s Republic of China contribute to a state pension plan on behalf of its employees. The Company recorded approximately $14,000 and $4,000 in expense related to its pension contributions for the three months ended September 30, 2007 and 2006, respectively. The Company recorded approximately $27,000 and $10,000 in expense related to its pension contributions for the nine months ended September 30, 2007 and 2006, respectively. Neither the Company nor its subsidiaries provide any other post-retirement or post-employment benefits.
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
     In September 2006, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements.” (SFAS 157) SFAS  157 establishes a common definition for fair value to be applied to accounting principles generally accepted in the United States of America, guidance requiring use of fair value, establishes a framework for measuring fair value, and expands disclosure about such fair value measurements. SFAS  157 is effective for fiscal years beginning after November 15, 2007. The Company does not expect SFAS  157 to have a material effect on our financial position, results of operations or cash flows.
     In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – Including an amendment of FASB Statement No. 115”, (SFAS 159) which permits entities to choose to measure many financial instruments and certain other items at fair value at specified election dates. A business entity is required to report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. This statement is expected to expand the use of fair value measurement. SFAS 159 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years, and is applicable beginning in the first quarter of 2008. The Company is currently evaluating the impact that SFAS 159 will have on its consolidated financial statements.
4. Inventories
     Inventories consisted of the following at September 30, 2007 (in thousands):

Raw material	$1,466
Work in progress	—
Finished goods	1,998
Provision for obsolete stock	(18)

$3,446

5. Prepaid Expenses and Other Current Assets
     Prepaid expenses and other current assets consisted of the following at September 30, 2007 (in thousands):

Prepayments to vendors	$151
Deposits	173
Deferred costs	30
Recoverable VAT	130
Interest receivable	12
Dues and subscriptions	16
Advertising	221
Insurance	191
Other	102

$1,026

6. Property, Plant and Equipment
     Property, plant and equipment consisted of the following at September 30, 2007 (in thousands):

2007
Plant and machinery	$247
Furniture, fixtures and equipment	287
Computers and software	1,006
Trucks	246
Leasehold improvements	350

Total cost	2,136
Less: accumulated depreciation and amortization	(222)

$1,914

     Depreciation expense for the three months ended September 30, 2007 and 2006 was approximately $105,000 and $4,000, respectively. Depreciation for the nine months ended September 30, 2007 and 2006 was approximately $202,000 and $6,000, respectively.
7. Accrued Liabilities
     Accrued liabilities consisted of the following at September 30, 2007 (in thousands):

2007
Customer deposits	$309
Insurance financing	168
Accrued payroll and related costs	196
Consideration payable for acquisition of contracts	9
Warranty reserve	96
Sales tax	484
Other	89

$1,351

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

     On July 18, 2007, and September 14, 2007, the Company issued 12,500 shares and 6,250 shares of its common stock through exercise of stock options from its 2006 equity incentive plan. The shares were issued at an exercise price of $1.00 per share.
     On July 23, 2007, the Company issued 50,000 shares of its common stock as compensation per a consulting agreement. The shares were fair valued at $1.00 per share, the per share value of the Company’s most recent private placement.
     On August 31, 2007, the Company issued 42,500 shares of its common stock in settlement of an obligation totaling $42,500. The shares were fair valued at $1.00 per share, the per share value of the Company’s most recent private placement.
9. Income Taxes
     Pursuant to Financial Accounting Standards Board (“FASB”) Statement of Financial Standards (“SFAS”) No. 109, “Accounting for Income Taxes,” income taxes are recorded based on current year amounts payable or refundable, as well as the consequences of events that give rise to deferred tax assets and liabilities. We base our estimate of current and deferred taxes on the tax laws and rates that are currently in effect in the appropriate jurisdiction. Changes in laws or rates may affect the current amounts payable or refundable as well as the amount of deferred tax assets or liabilities. At September 30, 2007, the Company had approximately $2.1 million of net operating loss carryforwards available for use resulting in approximately $1.1 million of deferred tax assets. We have provided valuation allowances of $1.1 million at September 30, 2007 as an offset to the Company’s deferred tax asset. These allowance amounts are established to reduce the deferred tax asset to an estimated amount which is, more likely than not, a tax benefit to the Company as of this date. The income tax expense recorded for the nine months ended September 30, 2007 and 2006 was approximately $2,000 and $59,000, respectively. For the three months ended September 30, 2007 and 2006 income tax expense was approximately $0 and $59,000, respectively.
10. Stock-based Compensation
     Effective January 1, 2006, the Company adopted the provisions of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment.” (SFAS  123(R)) which requires the Company to measure the stock-based compensation costs of share-based compensation arrangements based on the grant-date fair value and recognizes the costs in the financial statements over the employee requisite service period. Stock-based compensation expense for all stock-based compensation awards granted was based on the grant-date fair value estimated in accordance with the provisions of SFAS  123(R). Prior to 2006 the Company had not issued stock options or other forms of stock-based compensation.
     The following table summarizes the consolidated stock-based compensation expense, by type of awards for the nine and three-months ended September 30, 2007 (in thousands):

		Three
	Nine Months	Months
	Ended	Ended
	September	September
	30, 2007	30, 2007
Employee stock options	$290	$123
Stock grants	100	—

Total stock-based compensation expense	$390	$123

     The following table summarizes the consolidated stock-based compensation by line item for the nine and three months ended September 30, 2007 (in thousands):

	Nine	Three
	Months	Months
	Ended	Ended
	September	September
	30,	30,
	2007	2007
General and administrative	$351	$111
Sales, marketing and customer service	39	12

Total stock-based compensation expense	390	123
Tax effect on stock-based compensation expense	—	—

Total stock-based compensation expense after income taxes	$390	$123

Effect on net loss per share:
Basic and diluted	$0.01	$0.00

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
     Expected Term - The Company’s expected term represents the period that the Company’s stock-based awards are expected to be outstanding. For awards granted subject only to service vesting requirements, the Company utilizes the simplified method under the provisions of Staff Accounting Bulletin No. 107 (SAB 107) for estimating the expected term of the stock-based award, instead of historical exercise data. Prior to 2006 the Company did not issue share-based payment awards and as a result there is no historical data on option exercises. For its performance-based awards, the Company has determined the expected term life to be 5 years based on contractual life, the seniority of the recipient and absence of historical data on the exercise of such options.
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
     During the nine months ended September 30, 2006, the Company granted no options. During the nine months ended September 30, 2007, the Company granted 559,000 service-based options valued at $0.67, and granted 50,000 shares of common stock each to two employees valued at $1.00 per share. There were no vesting requirements for the share grants and the Company recorded $100,000 in stock compensation expense related to these grants during the nine months ended September 30, 2007.
     Assumptions used in the determination of the fair value of share-based payment awards using the Black-Scholes-Merton model for stock option grants during the nine and three months ended September 30, 2007 were as follows:

	Nine Months	Three Months
	Ended	Ended
	September 30,	September 30,
	2007	2007
	Service-based	Service-based
Expected term	3.75 – 5.0	3.75-5.0
Risk-free interest rate	4.21%-4.92%	4.31%
Volatility	92%	92%
Dividend yield	0%	0%
     For awards granted subject only to service vesting requirements, the Company utilizes the simplified method under the provisions of Staff Accounting Bulletin No. 107 (SAB 107) for estimating the expected term of the stock-based award, instead of historical exercise data. For its performance based awards, the Company has determined the contractual life of 5 years to be the expected term based on the grantees roles in the Company.
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

     At September 30, 2007 there were approximately 3,054,000 shares available to be issued under the plan (9% of the outstanding shares of 33,009,352 plus outstanding warrants of 926,722). During the nine months ended September 30, 2007, 659,000 options and shares were granted, 18,750 options exercised, 100,000 voluntarily cancelled and 131,250 options were cancelled or lapsed. At September 30, 2007 there were 2,427,750 options and shares issued under the plan and approximately 626,250 shares available to be issued. Typically, options granted vest over four years and have a five year life.
     The following table summarizes the Company’s stock option activities for the nine and three months ended September 30, 2007:

		Weighted-
		Average	Weighted-
		Exercise	Average	Aggregate
		Price Per	Remaining	Intrinsic Value
	Shares	Share	Contractual Term	($000)

Outstanding as of December 31, 2006	1,900,000	$1.00	4.3	$—
Granted	127,500	1.00	4.4	—
Exercised	—	—	—	—
Forfeited	(18,750)	1.00	4.3	—

Outstanding as of March 31, 2007	2,008,750
Granted	184,000	1.00	4.6	—
Exercised	—	—	—	—
Forfeited	(100,000)	1.00	4.3	—

Outstanding as of June 30, 2007	2,092,750
Granted	247,500	1.00	4.9	—
Exercised	(18,750)	1.00	4.3	—
Forfeited	(112,500)	1.00	4.3	—

Outstanding as of September 30, 2007	2,209,000	$1.00	4.4	$—

Exercisable as of September 30, 2007	461,875	$1.00	4.4	$—

     The weighted-average grant-date fair value of options granted during the nine months ended September 30, 2007 and 2006 was $0.67 and $0, respectively. The weighted-average grant-date fair value of options granted during the three months ended September 30, 2007 and 2006 was $0.66 and $0, respectively. The total intrinsic value of options exercised during the three and nine months ended September 30, 2007 and 2006 was $0 and $0, respectively.
     The following table summarizes the Company’s restricted stock activities:

Shares
Outstanding as of December 31, 2006	100,000
Granted	100,000
Forfeited	—

Outstanding as of March 31, 2007	200,000
Granted	—
Forfeited	—
Outstanding as of June 30, 2007	200,000
Granted	—
Forfeited	—

Outstanding as of September 30, 2007	200,000

Vested as of June 30, 2007	125,000

     Changes in the Company’s non-vested stock options are summarized as follows:

	Service-based Options		Performance-based Options		Restricted Stock
		Weighted-		Weighted-		Weighted-
		Average		Average		Average
		Grant Date		Grant Date		Grant Date
		Fair Value		Fair Value		Fair Value
	Shares	Per Share	Shares	Per Share	Shares	Per Share

Non-vested as of December 31, 2006	1,125,000	$0.66	300,000	$0.66	75,000	$1.00
Granted	127,500	0.73	—	—	—	—
Vested	—	—	—	—	—	—
Forfeited	(18,750)	0.66	—	—	—	—

Non-vested as of March 31, 2007	1,233,750	0.67	300,000	0.66	75,000	1.00
Granted	184,000	0.66	—	—	—	—
Vested	—	—	—	—	—	—
Forfeited	(100,000)	—	—	—	—	—

Non-vested as of June 30, 2007	1,317,750	0.68	300,000	0.66	75,000	1.00
Granted	247,500	0.66	—	—	—	—
Vested	(11,875)	0.66	—	—	—	—
Exercised	(18,750)	0.66	—	—	—	—
Forfeited	(112,500)	0.66	—	—	—	—

Non-vested as of September 30, 2007	1,422,125	$0.67	300,000	$0.66	75,000	$1.00

     As of September 30, 2007, there was approximately $908,000, $165,000 and $63,000 of unrecognized compensation cost related to non-vested service-based options, performance-based options and restricted stock grants, respectively. The cost is expected to be recognized over a weighted-average of 2.25 years for service-based options and restricted stock grants and 3.25 years for performance-based options. The total fair value of shares vested during the nine months September 30, 2006 was approximately $8,000, $0 and $0 for service-based options, performance-based options and restricted stock grants, respectively. During the nine months ended September 30, 2007 there were no changes to the contractual life of any fully vested options.
     Information regarding stock options and restricted stock outstanding as of September 30, 2007 was as follows:

		Weighted-
		Average	Weighted-
		Remaining	Average Fair	Aggregate
	Option	Contractual	Value Grant per	Intrinsic Value
	Shares	Life (in years)	Share	($000)

Options	2,209,000	4.35	$1.00	$—
Restricted Stock	200,000	4.25	$—	—
     The remaining contractual life of the Company’s options is determined by the time remaining to the expiration date of the option.
Warrants Issued
     On August 28, 2007, the Company issued warrants to purchase 76,722 shares of the Company stock in settlement of an obligation of $55,777. The warrants were fair-valued at $0.73 using the Black-Scholes-Merton modeling method. The warrants expire five years from the date of issue and are exercisable at $1.00 per share, the price per share of the Company’s last private placement.
     On September 1, 2007, the Company issued warrants to purchase 50,000 shares of the Company’s common stock as compensation under a consulting agreement. The warrants were fair-valued at $0.73 per share using the Black-Scholes-Merton modeling method. The warrants expire five years from the date of issue and are exercisable at $1.00 per share, the price per share of the Company’s last private placement.
11. Line of Credit
     On June 25, 2007, the Company entered into an agreement with China Merchants Bank for a working capital line of credit through its wholly owned subsidiary, IAS Electronics (Shenzhen) Co., Ltd. in the amount of $900,000. The term of the agreement is one year with an annual interest rate of 6.75 percent. The line is secured by a $1,000,000 standby letter of credit collateralized by the Company’s cash deposits. As of September 30, 2007, the Company had approximately $900,000 outstanding on this line of credit.

12. Commitments and Contingencies
     Letters of Credit – At September 30, 2007, the Company had outstanding standby letters of credit of approximately $2,400,000 as collateral for its bank line of credit, capital lease and credit extended by vendors. The standby letters of credit are issued for a term of one year and the Company paid one percent of the face value as an origination fee.
     Guarantee of Performance – On August 14, 2007, Solar Power, Inc. entered into a guarantee of the financial performance for its wholly owned subsidiary, Yes! Solar, Inc. in conjunction with the submission of Yes! Solar, Inc’s. Uniform Franchise Offering Circular to the California Department of Corporations.
     Operating leases – The Company leases premises under various operating leases. Rental expense under operating leases included in the statement of operations was approximately $286,000 and $44,000 for the nine months ended September 30, 2007 and 2006, respectively. Rental expense under operating leases was approximately $137,000 and $17,000 for the three months ended September 30, 2007 and 2006, respectively.
     The Company was obligated under operating leases requiring minimum rentals as follows as of September 30, 2007:

Years ending December 31,
2007	$186,079
2008	739,582
2009	626,344
2010	454,011
2011	459,061
Beyond	309,285

Total minimum payments	$2,774,362

     The Company was obligated under notes payable requiring minimum payments as follows:

Years ending December 31,
2007	$12,192
2008	49,440
2009	50,589
2010	51,753
2011	44,460
Beyond	8,471

Total minimum payments	216,905
Less current portion	(49,147)

Long-term portion	$167,758

     The notes payable are collateralized by trucks be used in the Company’s solar photovoltaic business, bear interest rates between 1.9% and 2.9% and are payable over sixty months.
     During the nine months ended September 30, 2007 the Company acquired certain equipment under capital leases. The leases expire from January to October 2010. The Company was obligated for the following minimum payments:

Years ending December 31,
2007	$89,020
2008	355,197
2009	325,698
2010	215,942

Total minimum payments	985,857
Less amounts representing interest	(116,320)

Present value of net minimum lease payments	869,537
Less current portion	(296,191)

Long-term portion	$573,346

13. Operating Risk
     Concentrations of Credit Risk and Major Customers – A substantial percentage of the Company’s net revenue comes from sales made to a small number of customers and are typically sold on open account basis. Details of customers accounting for 10% or more of total net sales for the nine months ended September 30, 2007 and 2006, respectively is as follows:

Customer	2007	2006

Solar Power Partners, Inc.	$3,602,400	$—
Siemens Transportation Systems	1,902,014	—
Vanir Group	1,350,000	—
Flextronics International	—	1,119,869
Surge Technologies	—	450,273
Motion Control, Inc	—	396,520
     Details of customers representing 10% or more of accounts receivable balances or costs and estimated earnings in excess of billings on uncompleted contracts at September 30, 2007 and 2006, respectively are:

Customer	2007	2006

Solar Power Partners, Inc.	$3,602,400	$—
Vanir Group	1,350,000	—
Angels Camp RV Park	563,425	—
Siemens Transportation Systems	508,562	—
Cox Enterprises	490,765	—
Deer Creek Monetary	387,561	—
Santa Paulen Apartments	357,223	—
Surge Technologies	—	327,729
     Product Warranties – In our cable and wire assembly business, our current standard product warranty for our mechanical assembly product ranges from one to five years. We offer the industry standard of 25 years for our solar modules and industry standard five (5) years on inverter and balance of system components. Due to the warranty period, we bear the risk of extensive warranty claims long after we have shipped product and recognized revenue.
     In our cable and wire assembly business, historically our warranty claims have not been material. In our solar photovoltaic business our greatest warranty exposure is in the form of product replacement. Until the third quarter the Company purchased solar panels from third-party suppliers, their warranties are consistent with industry standards and we have historically specifically disclaimed any warranty obligations, we have historically considered our financial exposure to warranty claims for solar panels and inverters immaterial. Certain photovoltaic construction contracts entered into during the nine months ended September 30, 2007 included provisions under which the Company agreed to provide warranties to the buyer and the Company began installing its manufactured solar panels. As a result the Company recorded the provision for the estimated warranty exposure on these contracts and manufactured panels within cost of sales. Since the Company does not have sufficient historical data to estimate its exposure, we have looked to historical data reported by other solar system installers.
14. Geographical Information
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

     Contributions of the major activities, profitability information and asset information of the Company’s reportable segments for the nine and three months ended September 30, 2007 and 2006 are as follows:

	Nine Months Ended September 30, 2007			Nine Months Ended September 30, 2006
		Inter-segment			Inter-segment
	Net sales	sales	Income (loss)	Net sales	sales	Loss

Segment
Cable, wire and mechanical assemblies	$2,829	$—	$433	$2,326	$—	$570
Photovoltaic installation, integration and sales	10,592	—	(4,898)	598		(907)

Segment total	13,421	—	(4,465)	2,924	—	(337)
Reconciliation to consolidated totals:
Sales eliminations	—	—	—	—	—	—

Consolidated totals Net sales	$13,421	$—		$2,924	—

Loss before taxes			$(4,465)			$(337)

	Three Months Ended September 30, 2007			Three Months Ended September 30, 2006
		Inter-segment			Inter-segment
	Net sales	sales	Income (loss)	Net sales	sales	Income (loss)

Segment
Cable, wire and mechanical assemblies	$1,056	$—	$563	$1,084	$—	$613
Photovoltaic installation, integration and sales	7,314	—	(1,988)	598	—	(631)

Segment total	8,370	—	(1,425)	1,682	—	(18)
Reconciliation to consolidated totals:
Sales eliminations	—	—	—	—	—	—

Consolidated totals Net sales	$8,370	$—		1,682	—

Loss before taxes			$(1,425)			$(18)

	Nine Months Ended September 30, 2007		Nine Months Ended September 30, 2006
	Interest income	Interest expense	Interest income	Interest expense

Segment
Cable, wire and mechanical assemblies	$—	$—	$—	$21
Photovoltaic installation, integration and sales	245	(67)	—	—
Unallocated	—	—	—	—

Consolidated total	$245	$(67)	$—	$(21)

	Three Months Ended September 30, 2007		Three Months Ended September 30, 2006
	Interest income	Interest expense	Interest income	Interest expense

Segment
Cable, wire and mechanical assemblies			$—	$—
Photovoltaic installation, integration and sales	46	(59)	—	—
Unallocated			—	(11)

Consolidated total	$46	$(59)	$—	$(11)

	Nine Months Ended September 30, 2007			Nine Months Ended September 30, 2006
			Depreciation			Depreciation
	Identifiable	Capital	and	Identifiable	Capital	and
	assets	expenditures	amortization	assets	expenditures	amortization

Segment
Cable, wire and mechanical assemblies	$1,249	$2	$(26)	$2,708	$75	$(4)
Photovoltaic installation, integration and sales	17,399	758	(176)	1,592	45	(2)

Consolidated total	$18,588	$760	$(202)	$4,300	$120	$(6)

     Sales by geographic location are as follows:

Sales by geographic location	Nine Months Ended September 30, 2007			Nine Months Ended September 30, 2006
		Photovoltaic		Cable, wire	Photovoltaic
	Cable, wire	installation,		and	installation,
	and mechanical	integration and		mechanical	integration
	assemblies	sales	Total	assemblies	and sales	Total

Segment
United States	$2,223	$10,592	$12,815	$1,206	$598	$1,804
Mexico	606	—	$606	1,120		$1,120

Total	$2,829	$10,592	$13,421	$2,326	$598	$2,924

	Three Months Ended September 30, 2007			Three Months Ended September 30, 2006
		Photovoltaic		Cable, wire	Photovoltaic
	Cable, wire	installation,		and	installation,
	and mechanical	integration and		mechanical	integration
	assemblies	sales	Total	assemblies	and sales	Total

Segment
United States	$871	$7,314	$8,185	$559	$598	$1,157
Mexico	185		$185	525	—	$525

Total	$1,056	$7,314	$8,370	$1,084	$598	$1,682

     The location of the Company’s identifiable assets is as follows:
Location of the Company’s identifiable assets are as follows:

September 30,
2007
Segment
China (including Hong Kong)	$4,426
United States	14,162

Total	$18,588

     Income tax expense by geographic location is as follows:
Income tax expense by geographic location

			Three Months	Three Months
	Nine Months Ended	Nine Months Ended	Ended September	Ended September
	September 30, 2007	September 30, 2006	30, 2007	30, 2006

Segment
China (including Hong Kong)	$—	$59	$—	$59
United States	2	—	—	—

Total	$2	$59	$—	$59

Item 2.
MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION
Factors That May Affect Future Results
     This Current Report on Form 10-QSB and other written reports and oral statements made from time to time by the Company may contain so-called “forward-looking statements,” all of which are subject to risks and uncertainties. One can identify these forward-looking statements by their use of words such as “expects,” “plans,” “will,” “estimates,” “forecasts,” “projects” and other words of similar meaning. One can identify them by the fact that they do not relate strictly to historical or current facts. These statements are likely to address the Company’s growth strategy, financial results and product and development programs. One must carefully consider any such statement and should understand that many factors could cause actual results to differ from the Company’s forward-looking statements. These factors include inaccurate assumptions and a broad variety of other risks and uncertainties, including some that are known and some that are not. No forward-looking statement can be guaranteed and actual future results may vary materially. The Company does not assume the obligation to update any forward-looking statement. One should carefully evaluate such statements in light of factors described in the Company’s filings with the SEC, especially on Forms 10-KSB, 10-QSBA and 8-KA. In various filings the Company has identified important factors that could cause actual results to differ from expected or historic results. One should understand that it is not possible to predict or identify all such factors. Consequently, the reader should not consider any such list to be a complete list of all potential risks or uncertainties.
     The following discussion is presented on a consolidated basis, and analyzes our financial condition and results of operations from the three and nine months ended September 30, 2007 and 2006.
     Unless the context indicates or suggests otherwise reference to “we”, “our”, “us” and the “Company” in this section refers to the consolidated operations of Solar Power, Inc. and its subsidiaries.
Overview
     We are currently engaged in manufacturing and selling cable, wire and mechanical assemblies and in selling and constructing photovoltaic systems for industrial, commercial and residential facilities located primarily in the United States. In addition to continuing our business in manufacturing cable, wire and mechanical assemblies, in March 2007 we began to manufacture photovoltaic modules, utilizing both Monocrystalline and Multicrystalline silicone, in our China factory. In the third quarter 2007 the Company received approval by an independent testing agency and began sales and installation of its manufactured photovoltaic modules.
     We intend to bring our solar power products to market by utilizing strategic company-owned store operations and establishing a national franchise network. In the fourth quarter 2007, through our wholly owned subsidiary Yes! Solar, Inc., the Company opened the first of four planned retail energy outlets in Northern California. Company-owned energy outlets will market, sell and install our Yes! Solar Solutions branded products within a locally defined geographic area.
     Outside of Company-owned store operations, we intend to work with franchisee partners who will have exclusive geographical territories that include specific application focus. Each franchise partner will establish retail operations in a defined geographic area to market, sell and install photovoltaic systems. We anticipate rolling out our franchisee opportunities in late fourth quarter 2007.
     In our early history, our revenue was derived principally from the sale of cable and wire harnesses, and mechanical assemblies. With the launch of our solar module business, and efforts in installation and sale of those modules, we have realized increased revenues. We anticipate that revenues from our solar module business will continue to increase as we expand our market for large commercial installation contracts. We anticipate similar increases in the future from our franchising of solar installation products and services for residential customers. With our efforts increasingly directed at solar module manufacturing and installation in the U.S., we will continue to assess our internal resource needs. We have made a significant number of hires recently to manage construction projects, and anticipate continued hiring as we grow the business. Currently, significant resources have been used in the establishment of our corporate structure for finance, reporting, and governance, and we would anticipate that such expenses will decrease, as a percentage of revenue, as our business from solar installation increases. Additionally, we have expended resources directed at creating our franchise model and its roll out, including documentation associated with those efforts, and have not recognized any revenue from that component of our business. We expect to initiate franchise sales by the end of the fourth quarter or beginning of the first quarter of next year.

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
     On August 23, 2006, Solar Power, Inc., a California corporation (“SPI”) entered into an Agreement and Plan of Merger with Welund Acquisition Corp., a Nevada corporation (“Merger Sub”) a wholly-owned subsidiary of Solar Power, Inc., a Nevada corporation (formerly Welund Fund, Inc.). On December 29, 2006, SPI merged with Merger Sub and SPI became a wholly-owned subsidiary of Solar Power, Inc., a Nevada corporation (formerly Welund Fund, Inc.). In connection with the Merger Solar Power, Inc., a Nevada corporation (formerly Welund Fund, Inc.) issued the existing shareholders of Solar Power, Inc., a California corporation an aggregate of 14,500,000 shares of Solar Power, Inc., a Nevada corporation (formerly Welund Fund, Inc.) restricted common stock and substituted 2,000,000 restricted stock awards and options of Solar Power, Inc., a California corporation with Solar Power, Inc., a Nevada corporation (formerly Welund Fund, Inc.) restricted stock awards and options to purchase shares of Solar Power, Inc., a Nevada corporation (formerly Welund Fund, Inc.) common stock. As a result of the Merger, all amounts of indebtedness owed to Solar Power, Inc., a Nevada corporation (formerly Welund Fund, Inc.) by Solar Power, Inc., a California corporation, totaling $3,746,565, were eliminated. As a result of the Merger, we discontinued our former auto loans business and changed our focus and strategic direction and pursued operations in the solar power business. Subsequent to year end, on February 15, 2007, the re-domiciled was recorded with the State of California.

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
     On March 21, 2007 we, through our wholly-owned subsidiary, Solar Power Integrators, Commercial, Inc. (“SPIC”) entered into a General Partnership Agreement with J.R. Conkey and Associates, Inc. (“JRC”). The partnership will engage in the sales, design and installation of solar systems in government market segments for solar contracts within California. As initial capital contributions to the partnership, JRC is contributing $25,500 and SPIC is contributing $24,500. JRC is the managing partner of the partnership and will manage and conduct the day-to-day business affairs of the partnership. Additionally, JRC will be responsible for all marketing and sales efforts, establishing and maintaining customer relationships, and contract management. James R. Conley, a principal of JRC, invested $100,000 and received 100,000 shares in the Solar Power, Inc, a Nevada corporation (formerly Welund Fund, Inc.) private placement in October 2006.) SPIC will be responsible for exclusively supplying all solar panels or other solar materials to the partnership for installation, and the design, engineering, and installation of all solar systems for customers, at contracted prices to SPIC. SPIC will control financial and accounting records. The Company believes that this partnership will be subject to consolidation based on its interpretation of FIN 46(R) Consolidation of Variable Interest Entities (as amended). Specifically under FIN 46(R), paragraph 5(a)(4), the Company has additional risk with loans that will be advanced to the partnership. Through November 13, 2007, no activity has occurred in the partnership. In addition, neither JRC or the Company has contributed initial capital or performed any of the stated responsibilities.
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
     On May 7, 2007, the Company entered into a lease for the location of the Company’s first energy outlet. The store is located in Roseville, California and has approximately 2,000 square feet. The term of the lease is sixty three months commencing on substantial completion of the Landlord’s work in late October 2007, with an initial rent of approximately $78,000 per year and has an option to renew for an additional five years. On May 7, 2007, the Company paid a security deposit and first-month’s rent of approximately $13,000.
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

     On June 20, 2007, the Company issued a standby letter of credit to California First Leasing Corporation in the amount of $284,367 as security for a capital lease agreement. The term of the letter of credit is one year and is secured by the Company’s cash deposits. On July 31, 2007 this letter of credit was increased to $601,100 to secure an increase to principal and interest to the capital lease agreement.
     On June 25, 2007, the Company entered into an agreement with China Merchants Bank for a working capital line of credit through its wholly owned subsidiary, IAS Electronics (Shenzhen) Co., Ltd. in the amount of $900,000. The term of the agreement is one year with an annual interest rate of 6.75 percent. The line is secured by a $1,000,000 standby letter of credit collateralized by the Company’s cash deposits. As of September 30, 2007, the Company had approximately $900,000 outstanding on this line of credit.
     On July 6, 2007, the Company terminated its Deposit Receipt and Real Estate Purchase Contract agreement entered into on April 17, 2007 to purchase real property located at 1115 Orlando Avenue in the city of Roseville, California from GSJ Company, LLC, a California limited liability company without penalty to the Company or impact to the financial statements.
     On July 25, 2007, the Company entered into an office lease for the relocation of the Company headquarters. The building is located at 1115 Orlando Avenue in the city of Roseville, California and has approximately 19,000 square feet. The term of the lease is five years commencing on August 1, 2007, with an initial rent of approximately $343,000 per year and has an option to renew for an additional five years. On July 25, 2007, the Company paid a security deposit and first-month’s rent of approximately $60,000.
     On August 14, 2007, through its wholly owned subsidiary Yes! Solar, Inc., the Company filed with the State of California Department of Corporations a Uniform Franchise Offering Circular (“UFOC”) for approval and Solar Power, Inc. executed a Guarantee of Performance of Yes! Solar, Inc. to the State of California Department of Corporations. The Company expects approval of the UFOC in the fourth quarter which will enable it to begin marketing its franchise program.
Results of Operations
Three and Nine Months Ended September 30, 2007, as compared to Three and Nine Months Ended September 30, 2006
Net Sales
     Net sales for the three months ended September 30, 2007 increased 397.6% to approximately $8,370,000 from approximately $1,682,000 for the three months ended September 30, 2006. Net sales for the nine months ended September 30, 2007 increased 359.0% to approximately $13,421,000 from approximately $2,924,000 for the nine months ended September 30, 2006. Net sales in the cable, wire and mechanical assemblies segment decreased 2.6% to approximately $1,056,000 from approximately $1,084,000 for the three months ended September 30, 2007 primarily due to a change in product mix. Net sales in the photovoltaic installation, integration and product sales segment increased to approximately $7,314,000 for the three months ended September 30, 2007 from approximately $598,000 for the three months ended September 30, 2006. The Company entered this segment during the third quarter of 2006. Net sales in the cable, wire and mechanical assemblies segment increased 21.6% to $2,829,000 from $2,326,000 for the nine months ended September 30, 2007 primarily from an increase in sales to one customer. Net sales in the photovoltaic installation, integration and product sales segment were $10,592,000 for the three months ended September 30, 2007 compared to $598,000 for the nine months ended September 30, 2006. The Company entered this segment during the third quarter of 2006.
Cost of Goods Sold
     Cost of goods sold were approximately $7,736,000 (92.4% of net sales) and $776,000 (46.1% of net sales) for the three months ended September 30, 2007 and 2006, respectively. Cost of goods sold were approximately $11,660,000 (86.9% of net sales) and $1,645,000 (56.3% of net sales) for the nine months ended September 30, 2007 and 2006, respectively. Cost of goods sold in our cable, wire and mechanical assemblies segment were $665,000 (63.0% of net sales) and $500,000 (46.1% of net sales) for the three months ended September 30, 2007 and 2006, respectively. Cost of goods sold as a percentage of sales for the cable, wire and mechanical assemblies segment increased by 6.1% for the three months ended September 30, 2007, primarily due to the Company’s move to its new manufacturing facility in Shenzhen to accommodate our solar panel manufacturing, increased shipping costs and increased raw material cost. Costs of goods sold for our photovoltaic installation, integration and product sales segment was $7,071,000 (96.7% of net sales) and $276,000 (46.2% of sales) for the three months ended September 30, 2007 and 2006 respectively. The primary reason for the decline in gross margin for our photovoltaic installation, integration and product sales segment was excessive yield loss due to the startup of our panel manufacturing process and higher than anticipated sub-contracting costs for installation.

     Cost of goods sold in our cable, wire and mechanical assemblies segment were $1,932,000 (68.3% of net sales) and $1,041,000 (44.8% of net sales) for the nine months ended September 30, 2007 and 2006, respectively. Cost of goods sold as a percentage of sales for the cable, wire and mechanical assemblies segment increased by 23.5% for the nine months ended September 30, 2007, primarily due to the Company’s move to its new manufacturing facility in Shenzhen to accommodate our solar panel manufacturing and increased transportation and raw material cost. Costs of goods sold for our photovoltaic installation, integration and product sales segment was $9,728,000 (91.8% of net sales) and $276,000 (46.2% of sales) for the nine months ended September 30, 2007 and 2006, respectively. The primary reason for the decline in gross margin for our photovoltaic installation, integration and product sales segment was excessive yield loss due to the startup of our panel manufacturing process and higher than anticipated sub-contracting costs for installation.
General and Administrative Expense
     General and administrative expense was $1,689,000 and $690,000 for the three months ended September 30, 2007 and 2006, respectively, an increase of 144.8%. As a percentage of sales, general and administrative expense was 20.2% and 41.0% for the three months ended September 30, 2007 and 2006, respectively. General and administrative expense was $4,694,000 and $1,233,000 for the nine months ended September 30, 2007 and 2006, respectively, an increase of 280.7%. As a percentage of sales general and administrative expense was 35.0% and 42.2% for the nine months ended September 30, 2007 and 2006, respectively. The increase in costs for the three months ended September 30, 2007 is primarily due to the increase in employee related expense, infrastructure costs and professional fees associated with the start-up of our photovoltaic solar business and stock compensation. Significant elements of general and administrative expense for the three months ended September 30, 2007 were employee related expenses of $801,000, professional and consulting fees of $314,000, rent, telephone and utilities of $122,000, travel and lodging of $56,000, and stock-based compensation expense of $111,000. Significant elements of general and administrative expense for the nine months ended September 30, 2007 were employee related expenses of $2,173,000, professional and consulting fees of $1,016,000, rent, telephone and utilities of $261,000, travel and lodging of $167,000, and stock-based compensation expense of $351,000. The Company anticipates that our general and administrative costs will continue to increase as we continue to grow our business but will become a smaller percentage of our net sales.
Sales, Marketing and Customer Service Expense
     Sales, marketing and customer service expense was $357,000 for the three months ended September 30, 2007 and $223,000 for the three months ended September 30, 2006, an increase of 60.1%. As a percentage of sales, sales, marketing and customer service expense was 4.3% and 13.3%, respectively. Sales, marketing and customer service expense was $1,710,000 and $366,000 for the nine months ended September 30, 2007 and 2006, respectively, an increase of 367.2%. As a percentage of sales, sales, marketing and customer service expense was 12.7% and 12.5%, for the three months ended September 30, 2006 and 2007, respectively. Significant elements of sales, marketing and customer service expense for the three months ended September 30, 2007 were employee related expense of $235,000, advertising expense of $48,000, stock-based compensation expense of $12,000 and marketing and business development costs of approximately $8,000. This marketing and business development cost consists of approximately $8,000 related to amortization of certain contract expense. Significant elements of sales, marketing and customer service expense for the nine months ended September 30, 2007 were employee related expense of $660,000, advertising expense of $167,000, stock-based compensation expense of $39,000 and marketing and business development costs of approximately $683,000. This marketing and business development cost consists of approximately $500,000 related amortization of certain contract expense and approximately $183,000 to DRCI deferred costs recorded for contracts in negotiation.
     When the Company purchased DRCI, it allocated approximately $637,000 of the purchase price to the contracts in process. The Company estimated the value of each contract opportunity acquired by estimating the percentage of contracts that would be signed and by applying a comparable acquisition cost to each contract based on the Company’s current sales subcontractor commission rates. In the fourth quarter of 2006, the Company amortized approximately $454,000 of these expenses over the life of the signed contract or when the prospect terminated the discussion or negotiations. With approximately $183,000 amortized in the nine months ended September 30, 2007, the Company has fully amortized the deferred costs from the DRCI acquisition.
Interest Income / Expense
     Interest expense, net was $13,000 and $11,000 for the three months ended September 30, 2007 and 2006, respectively. Interest income, net was approximately $178,000 for the nine months ended September 30, 2007. Interest expense, net was $21,000 for the nine months ended September 30, 2006. Interest expense, net for the three months ended September 30, 2007 consisted of $59,000 of interest paid on notes and capital leases offset by interest earned on cash balances of $46,000. Interest income, net for the nine months ended September 30, 2007 consisted of interest earned on cash balances of $245,000 offset by $67,000 of interest paid on notes and capital leases.

Income Tax Expense
     The Company provided income tax expense of $0 and $59,000 for the three months ended September 30, 2007 and 2006, respectively. The Company provided an income tax expense of $2,000 and $59,000 for the nine months ended September 30, 2007.
Net Loss
     The net loss was $1,425,000 and $77,000 for the three months ended September 30, 2007 and 2006, respectively. Net loss was $4,467,000 and $396,000 for the nine months ended September 30, 2007 and 2006, respectively. The significant costs incurred to startup our photovoltaic solar business was the driver of the increased net loss.

Liquidity and Capital Resources
     A summary of the sources and uses of cash and cash equivalents is as follows:

		Nine Months
	Nine Months	Ended
	Ended September	September 30,
	30, 2007 (in	2006 (in
	thousands)	thousands)

Net cash used in operating activities	$(8,075)	$(1,641)
Net cash used in investing activities	(760)	(120)
Net cash (used in) provided by financing activities	(2,288)	1,743

Decrease in cash and cash equivalents	$(11,123)	$(18)

     From our inception on January 18, 2005 until the closing of our private placement in October 2006, we financed our operations primarily through short-term borrowings. We received net proceeds of approximately $14,500,000 from the private placement made by Solar Power, Inc., a Nevada corporation (formerly Welund Fund, Inc.) when we completed our reverse merger with them in December 2006. As of September 30, 2007 we had approximately $271,000 in cash and cash equivalents. We also have approximately $2,605,000 in cash restricted as collateral for standby letters of credit we issued to support our bank line of credit, capital lease and credit extended to us by vendors.
     Net cash used in operating activities of approximately $8,075,000 for the nine months ended September 30, 2007 was primarily a result of a net loss of approximately $4,467,000, adjusted for non-cash items included in net loss, including depreciation of approximately $202,000 related to property and equipment, amortization of prepaid expenses relating to our acquisition of approximately $684,000, stock-based compensation expense of approximately $390,000, which was the effect of the adoptions of SFAS No. 123(R), common stock and warrants issued for services of approximately $28,000 and an income tax expense of approximately $2,000. Also contributing to cash used in operating activities were an increase in our accounts receivable of approximately $1,861,000 as a result of increased sales in our cable, wire and mechanical assemblies segment and our solar photovoltaic installation, integration and product sales segment, notes receivable from a customer of approximately $53,000, increase in our costs and estimated earnings in excess of billings on uncompleted contracts of approximately $5,543,000 from our solar photovoltaic segment, increases in our prepaid expenses and other current assets of approximately $385,000, increase in our accounts payable of approximately $4,070,000 as a result of increased inventory of solar panels and a longer than expected conversion cycle of accounts receivable, payment of income taxes of approximately $5,000, an increase in inventory of approximately $1,160,000 resulting from an increase in our solar panel inventory, a decrease in billings in excess of costs and estimated earnings on uncompleted contracts of approximately $105,000 in our solar photovoltaic installation, integration and product sales segment, increase in provision for anticipated losses on contracts of approximately $14,000 and an increase in our accrued liabilities of approximately $114,000 primarily from accruals relating to our solar photovoltaic installation, integration and product sales segment.
     Net cash used in operating activities was approximately $1,641,000 for the nine months ended September 30, 2006 was primarily a result of a net loss of approximately $396,000 adjusted by non-cash depreciation expense of approximately $6,000 related to property and equipment and deferred tax asset of $21,000. Also contributing to cash used in operating activities was an increase in our accounts receivable of approximately $1,518,000, increase in our notes receivable of approximately $6,000, increase in our in inventory of approximately $987,000, an increase in prepaid expenses and other current assets of approximately $288,000, an increase in accounts payable of approximately $409,000, an increase in income taxes payable of approximately $38,000, an increase in notes payable of approximately $19,000 and an increase in accrued liabilities of approximately $1,061,000.
     Net cash used in investing activities of approximately $760,000 and $120,000 for the nine months ended September 30, 2007 and 2006 respectively. Acquisition of property, plant equipment accounted for all of the cash used in investing activities.
     Cash used in financing activities was approximately $2,288,000 for the nine months ended September 30, 2007. Cash used in financing activities was comprised of cash restricted as collateral for standby letters of credit of approximately $2,605,000, payment of additional financing costs related to the registration of our common stock of approximately $489,000, repayment of short-term loans to our Chief Executive Officer of approximately $320,000, and principal payments on notes and capital leases of approximately $293,000, offset by proceeds from the sale of our common stock of $519,000 and proceeds from borrowings on our line of credit of $900,000. Cash provided by financing activities for the nine months ended September 30, 2006 was approximately $1,725,000. Proceeds from loans from related parties of approximately $1,725,000 and proceeds from sale of common stock of $18,000 were the sources of cash provided from financing activities.

     Operating leases – The Company leases premises under various operating leases. Rental expense under operating leases included in the statement of operations was approximately $286,000 and $44,000 for the nine months ended September 30, 2007 and 2006, respectively. Rental expense under operating leases was approximately $137,000 and $17,000 for the three months ended September 30, 2007 and 2006, respectively.
     The Company was obligated under operating leases requiring minimum rentals as follows as of September 30, 2007:

Years ending December 31,
2007	$186,079
2008	739,582
2009	626,344
2010	454,011
2011	459,061
Beyond	309,285

Total minimum payments	$2,774,362

     The Company was obligated under notes payable requiring minimum payments as follows:

Years ending December 31,
2007	$12,192
2008	49,440
2009	50,589
2010	51,753
2011	44,460
Beyond	8,471

Total minimum payments	216,905
Less current portion	(49,147)

Long-term portion	$167,758

     The notes payable are collateralized by trucks used in the Company’s solar photovoltaic business, bear interest rates between 1.9% and 2.9% and are payable over sixty months.
     During the nine months ended September 30, 2007 the Company acquired certain equipment under capital leases. The leases expire from January to October 2010. The Company was obligated for the following minimum payments:

Years ending December 31,
2007	$89,020
2008	355,197
2009	325,698
2010	215,942

Total minimum payments	985,857
Less amounts representing interest	(116,320)

Present value of net minimum lease payments	869,537
Less current portion	(296,191)

Long-term portion	$573,346

     As of September 30, 2007, we had approximately $271,000 in cash and cash equivalents and approximately $2,605,000 in cash restricted as collateral for standby letters of credit we issued to support our bank line of credit, capital lease and credit extended to us by vendors. Our plan and focus continues to be setting up our solar panel manufacturing facility, manufacturing our solar system products, generating new customers, and organizing a distribution model through the development of a franchise network. With our current level of cash on hand and collection on our accounts receivable and costs and estimated earnings in excess of billings on uncompleted contracts, we believe we have sufficient working capital to satisfy our working capital requirements to fund operations at their current levels. We will be required to raise capital to fund our anticipated future growth. Future cash forecasts are based on assumptions regarding operational performance, and assumptions regarding working capital needs associated with increasing customer orders.

Off-Balance Sheet Arrangements
     At September 30, 2007, we did not have any transactions, obligations or relationships that could be considered off-balance sheet arrangements.

Item 3.
Controls and Procedures
     Our management, with the participation and under the supervision of our principal executive officer and our principal financial officer, reviewed and evaluated the effectiveness of the design and operation of our disclosure controls and procedures, interim periods three and nine months ended September 30, 2007 covered by this report, as required by Securities Exchange Act Rule 13a-15, and concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed in our reports filed with the Securities and Exchange Commission pursuant to the Securities Exchange Act of 1934 is accumulated and communicated to management timely, including our principal executive officer and principal financial officer. Based on this evaluation, our principal executive officer and principal financial officer have concluded that, as of the end of the fiscal year covered by this report, our disclosure controls and procedures are effective to ensure that we record, process, summarize, and report information required to be disclosed in the reports we filed under the Securities Exchange Act of 1934 within the time periods specified by the Securities and Exchange Commission’s rules and regulations. For the year ended December 31, 2006, our independent auditors identified certain significant deficiencies in our internal control over financial reporting, which separately or in the aggregate were not considered to be material weaknesses. We have implemented and continue to implement additional processes to remediate these significant deficiencies in our internal control over financial reporting.
     During the nine months ended September 30, 2007, there have been no changes in our internal controls over financial reporting, or to our knowledge, in other factors, that have materially affected, or are reasonably likely to materially affect our internal controls over financial reporting. We continue to enhance our internal controls over financial reporting, primarily by evaluating and enhancing our process and control documentation and increasing our systems security, in connection with our ongoing efforts to meet the requirements of Section 404 of the Sarbanes-Oxley Act of 2002. We discuss with and disclose these matters to the Audit Committee of our Board of Directors, our Board of Directors and our auditors.

PART II
OTHER INFORMATION
Item 1. Legal Proceedings
     We are not party to any material legal proceedings and there are no material legal proceedings pending with respect to our property, though from time to time, we may be involved in routine litigation incidental to our business.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
     -None-
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

SOLAR POWER, INC.
Date: November 13, 2007	/s/ Glenn E. Carnahan
Glenn E. Carnahan, Chief Financial Officer
(Principal Accounting Officer and Principal Financial Officer)

Exhibit Index

31.1	Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes- Oxley Act of 2002