Form 10KSB
period 2007-12-31
Solar Power, Inc.
filed 2008-03-25
CIK 1210618

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-KSB

☑	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2007

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
COMMON STOCK, PAR VALUE $0.0001
(Title of Class)
Indicate by check mark whether the Issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Net revenues for fiscal year ended December 31, 2007 were $18,144,000
The aggregate market value of voting stock held by non-affiliates of the registrant was $51,542,179 as of February 27, 2008 (computed by reference to the last sale price of a share of the registrant’s common stock). For purposes of this computation, it has been assumed that the shares beneficially held by directors and officers of registrant were “held by affiliates”; this assumption is not to be deemed to be an admission by such persons that they are affiliates of registrant.
Number of shares of issuer’s common stock outstanding as of February 27, 2008: 37,573,263
     Transitional Small Business Disclosure Format (check one). Yes ☐ No ☑

PART I
ITEM 1 — DESCRIPTION OF BUSINESS
Overview
     We, through Solar Power, Inc. a California corporation and our wholly owned subsidiaries, International Assembly Solutions, Limited (Hong Kong), IAS Electronics (Shenzhen) Co., Ltd, SPIC, Inc., Yes! Solar, Inc. and Yes! Construction Services, Inc., currently manufacture and sell cable, wire and mechanical assemblies and produce and install solar power systems for use in residential, commercial and industrial applications. We develop, manufacture and market photovoltaic panels for the production of environmentally clean electric power primarily in the United States. Photovoltaic cells generate direct current electricity when exposed to sunlight. We believe that we have distribution and installation advantages by having our manufacturing facilities in China that will result in lower operational cost versus other competing United States-based solar power companies and technologies who do not currently have operations in China. Solar companies that do have operations in China are viewed as competitors only to the extent that they supply solar modules to US integrators that compete with us for solar design and installation work.
     Through 2006 revenues have been primarily derived from the sale of cable, wire and mechanical assemblies. These products are sold directly to telecommunications, transportation and manufacturing companies for use in commercial and industrial applications. While we intend to continue our existing cable, wire and mechanical assembly business, we have expanded our operations to focus on the design, development, manufacturing and marketing of a variety of solar modules, which are assemblies of photovoltaic cells that have been electrically interconnected and laminated in a physically durable and weather-tight package. These products are for use in residential, commercial and industrial applications. We intend to distribute primarily through our company- owned stores (the first of which opened in October 2007) and our franchisee network. In March 2008 the Company entered into its first franchise sale agreement. Our solar modules and balance of system products add value by incorporating system design features enabling more efficient installation and resulting in significant labor costs savings. Through 2007, our revenues increased significantly as we implemented our solar moduel production, sales and installation business. In addition, we have arranged a secondary distribution through a General Partnership Agreement with J.R. Conkey and Associates, Inc. (“JRC”). The partnership will engage in the sales, design and installation of solar systems in government market segments for solar contracts within California.
     Applications for solar products include on-grid generation, in which supplemental electricity is provided to an electric utility grid, and off-grid generation for markets where access to conventional electric power is not economical or physically feasible. Our solar products are currently sold primarily in the United States, primarily in California.
Business Development
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

     On May 10, 2005, International Assembly Solutions, Limited (a company formed under the laws of Hong Kong S.A.R. (“IAS HK”) formed the limited liability company IAS Electronics (Shenzhen) Co., Ltd. (IAS Shenzhen), in accordance with the PRC’s laws, a Wholly Foreign-Owned Enterprises (collectively known as the “WFOE Law”) and commenced operations the same month. Mr. Kircher, our CEO, was named a director of IAS HK and held disposition and voting control over 8,100,000 shares or approximately 58% of the outstanding shares. Messrs. Kircher, Gerald Moore and Sam Lau were directors of IAS Shenzhen from inception until July 15, 2006, at which time our CFO, replaced Mr. Moore as a director. Mr. Kircher made business decisions for IAS Shenzhen, and it did not have formal officers.
     In August 2006, Solar Power, Inc., a California corporation, entered into a share exchange agreement with all the shareholders of IAS HK, which was incorporated in Hong Kong on January 18, 2005 with limited liability. Solar Power, Inc., a California corporation, was originally incorporated in the State of California on May 22, 2006 to facilitate creation of a U.S. holding company for IAS HK operations and to engage in sales, installation and integration of photovoltaic systems in the U.S. Pursuant to the share exchange agreements, the equity owners of IAS HK transferred all their equity interest in IAS HK in exchange for a total of 14,000,000 shares of Solar Power, Inc., a California corporation. As a result, IAS HK became a wholly owned subsidiary of Solar Power, Inc., a California corporation. There were a total of sixteen shareholders in IAS HK including the controlling shareholders Stephen Kircher, Gerald Moore and Bradley Ferrell. Mr. Kircher, Chairman of the Board of IAS HK, held dispositive and voting control of 8,100,000 shares or approximately 58% of the outstanding shares. Mr. Kircher remains Chairman of the Board for IAS HK. Mr. Moore and Mr. Ferrell owned 4,100,000 (29%) and 1,500,000 (11%) shares, respectively. Neither Mr. Moore nor Mr. Ferrell were directors of IAS HK. IAS HK does not have company officers and management and business decisions were made by Mr. Kircher. Being a group reorganization entered into among entities under common control, the Company combined the historical financial statements of IAS HK and its wholly owned subsidiary, IAS Shenzhen.
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
     In August 2006, Solar Power, Inc., a California corporation, and DRCI completed the Agreement and Plan of Merger (the “Merger Agreement”), including the Assignment and Interim Operating Agreement (the “Operating Agreement”) which was an exhibit to the Merger Agreement,. The Operating Agreement obligated Solar Power, Inc., a California corporation, to provide all financing necessary for DRCI’s operations subsequent to June 1, 2006 until the consummation of the acquisition in exchange for all the revenues generated from its operations. The Operating Agreement also provided that Solar Power, Inc. was to provide all management activities of DRCI on its behalf from June 1, 2006 until the consummation of the acquisition. The Company has taken the position that DRCI became a Variable Interest Entity on June 1, 2006 based upon the accounting literature found in Financial Interpretation Number 46(R) (“FIN 46(R)”), paragraph 5. In addition, based upon FIN 46(R), paragraph 6, footnote 12, the Company had pecuniary interest in DRCI that began on June 1, 2006. Finally, FIN 46 (R), paragraph 14 supports the Company’s position to consolidate as of June 1, 2006 because it absorbed DRCI’s losses and had a contractual right to expect residual returns. Solar Power, Inc., a California corporation, acquired DRCI in order to accelerate its entry into the California market for sale and installation of solar systems, including assumption of the installation and construction contracts that DRCI had at that time.
     On November 15, 2006, the Solar Power, Inc., a California corporation, completed the acquisition of DRCI, paying $1,115,373 in cash in exchange for 100% of the outstanding shares of DRCI. The acquisition of DRCI provided Solar Power, Inc., a California corporation, with an experienced photovoltaic sales and installation team.

     Neither DRCI or its affiliates had any prior affiliation with Solar Power, Inc., a California corporation, or any of its officers, directors or major shareholders. Mr. James Underwood was the former CEO for DRCI and remains the current CEO for DSCI. There are no continuing relationships or arrangements between us and DSCI.
Welund Merger
     On August 23, 2006, Solar Power, Inc., a Nevada corporation (formerly Welund Fund, Inc.) formed Welund Acquisition Corp., a Nevada corporation and entered into an Agreement and Plan of Merger with Solar Power, Inc, a California corporation and Welund Acquisition Corp. (“Merger Sub”). The parties entered into the agreement to facilitate Welund Fund, Inc. acquiring an operating business and completing a proposed financing to provide working capital for such operations. The shareholders of Solar Power, Inc., a California corporation, received 14,500,000 shares of the Solar Power, Inc. a Nevada corporation’s common stock and the Solar Power, Inc., a Nevada corporation, substituted 2,000,000 restricted stock awards and options of Solar Power, Inc., a California corporation, with the its restricted stock awards and options on the same terms. There was no common control or related party relationships. However, Mr. Kircher was appointed to the board of directors of Welund Fund, Inc. after the merger agreement was entered into and as a condition to the financing. Mr. Kircher received no compensation in connection with his service as a director of Welund Fund, Inc. Pending consummation of the merger, a special committee was formed by the Welund Fund, Inc. board members for purposes of any and all matters related to the merger, which committee excluded Mr. Kircher due to his interest in Solar Power, Inc., a California corporation. Incident to the financing, Welund Fund, Inc. also changed its name to Solar Power, Inc., a Nevada corporation.
     On December 29, 2006, Merger Sub merged with Solar Power, Inc., a California corporation, pursuant to which Solar Power, Inc., a California corporation, was the surviving entity. As a result of the merger, Solar Power, Inc., a California corporation, became our wholly-owned subsidiary and we discontinued our former operations and business of purchasing sub-prime auto loans. In addition, Solar Power, Inc., a California corporation, received the net proceeds of the private placement made by Solar Power, Inc., a Nevada corporation (formerly Welund Fund, Inc.). In addition, 14,500,000 shares of common stock were issued to Solar Power, Inc., a California corporation, shareholders and 2,000,000 restricted stock awards and options of Solar Power, Inc., a California corporation, were substituted for Solar Power, Inc., a Nevada corporation (formerly Welund Fund, Inc.) stock awards and option plan. As a condition and incident to the merger, Messrs. Strasser, Smith and Landa resigned all positions as officers and directors of Solar Power, Inc. a Nevada corporation (formerly Welund Fund, Inc.). At that time, the officers and directors of Solar Power, Inc., a California corporation, became our officers and directors. The merger was structured as a reverse merger, and we became the registrant and the accounting acquirer as a result of the merger.
     In addition, on February 15, 2007, Solar Power, Inc., a Nevada corporation (formerly Welund Fund, Inc.) completed a redomicile into the State of California by merging with and into our wholly-owned subsidiary, Solar Power, Inc., a California corporation, which survived.
Our Subsidiaries
     Our business is conducted through our wholly-owned subsidiaries, SPIC, Inc. (“SPIC”), Yes! Solar, Inc. (“YES”), Yes! Construction Services, Inc. (“YCS”), International Assembly Solutions Limited (a Hong Kong company) (“IASHK”) and IAS Electronics (Shenzhen) Co., Ltd. (“IAS Shenzhen”).
     SPIC and YES are engaged in the business of design, sales and installation of photovoltaic (“PV”) solar systems for commercial, industrial and residential markets, respectively.
     YES is engaged in the sale and administration of our franchise operations. In March 2008, the Company entered into its first franchise sale agreement.
     IASHK is engaged in sales of our cable, wire and mechanical assemblies business and will act as a distributor of our company manufactured solar products.
     IAS Shenzhen is engaged in manufacturing our solar modules, will manufacture our balance of products and continues to be engaged in our cable, wire and mechanical assembly business.

Strategic Opportunity Partnership
     On March 21, 2007 the Company, through our wholly-owned subsidiary, SPIC entered into a General Partnership Agreement with J.R. Conkey and Associates, Inc. (“JRC”). The partnership will engage in the sales, design and installation of solar systems in government market segments for solar contracts within California. As initial capital contributions to the partnership, JRC is contributing $25,500 and SPIC is contributing $24,500. JRC is the managing partner of the partnership and will manage and conduct the day-to-day business affairs of the partnership. Additionally, JRC will be responsible for all marketing and sales efforts, establishing and maintaining customer relationships, and contract management. SPIC will be responsible for exclusively supplying all solar panels or other solar materials to the partnership for installation, and the design, engineering, and installation of all solar systems for customers, at contracted prices to SPIC. SPIC will control financial and accounting records. The purpose of this partnership is to expand our distribution through JRC’s contacts and relationships in the government market segment. There is no affiliation between JRC and any of SPI’s officers, directors or major shareholders. James R. Conkey, a principal of JRC, invested $100,000 and received 100,000 shares in the Solar Power, Inc., a Nevada corporation (formerly Welund Fund, Inc.) private placement in October 2006. Mr. Conkey did not own any of our shares prior to this investment. Currently, no activity has occurred in the partnership. Neither JRC nor the Company has contributed initial capital or performed any of the stated responsibilities.
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
     Economic growth is among the most important factors to be considered in projecting changes in the world’s energy consumption. Over the 2003 to 2030 period, the projected world real Gross Domestic Product (GDP) is expected to average 3.8% annually. Despite higher energy prices over the last 2 years, the U.S. economy is projected to grow an average of 3.0% between 2006 and 2015 and then slow to 2.9%. Canada’s growth is expected to mirror the United States while Mexico should see growth closer to 4.1%.
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
     Despite the benefits of solar power, there are also certain risks and challenges faced by solar power. Solar power is heavily dependent on government subsidies to promote rapid introduction and acceptance by mass markets. Solar is an inert process that makes it difficult to compare against other non-inert technologies when comparing costs as current solar modules are generally warranted for a 25 year life. When the costs of producing solar are compared to other energy sources, solar power is more expensive than grid-based energy, nuclear, wind, etc. Different solar technologies carry different efficiencies. Traditional PV solar cells carry efficiencies ranging from 13% to 22% per cell. Solar thin film technologies are less expensive to manufacture than PV solar cell but generally carry efficiencies ranging from 5% to 9%.
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
Our Solution
     We offer a broad range of our solar modules, balance-of-system components, and integration services, including system design and installation. We source components that are capital intensive to produce, such as solar cells, and rely on our manufacturing and assembly process to efficiently and economically complete our final products. We utilize our in-house expertise to design and customize systems and components to meet each customer’s requirements. Finally, we modify our system components so our installation process time is reduced.
     Our solutions enable our operations to improve the quality and yield of our manufactured products, to improve the delivery of and shorten our time-to-market, thereby improving both product and service profitability. We believe that our solutions provide the following key benefits to our customers:
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
Our Strategy
     Our business strategy is to develop, manufacture and market solar panels and system component products to industrial, commercial and residential facilities primarily in the United States. We presently are focused on the following steps to implement our business strategy:
•	Outsource completed solar cells. We believe that we have the resources and relationships to acquire solar cells. We have entered into discussion with several manufacturers who possess the production capacity to deliver the required number of complete solar cells but have not entered into binding agreements with them. The manufacturing process to convert metallurgical grade silicon into either solar wafers or solar cells requires high capital investments and long lead times. We firmly believe that our firm’s resources are better applied to manufacturing the solar module and balance of system products.

•	Accelerate our manufacturing cost reduction and capacity expansion. We intend to quicken the expansion pace, secure critical supply chain and leverage our technology and manufacturing capabilities through strategic partnerships with other participants in the solar power industry. We have extensive experience manufacturing cable wire and mechanical assemblies in our existing facility in China. We apply our expertise and know-how, which requires the same skill sets, into assembling solar modules and balance of system components. Our existing manufacturing team is well versed in bringing components into China, applying value-added services, exporting our finished products through the Chinese regulatory environment and delivering the final product to our customers’ doorsteps. In July 2006, we secured a new 123,784 square foot manufacturing facility providing us with the potential capacity to produce over 50 MW of solar panels annually. During fiscal 2007 we produced approximately 1.6 MW of solar panels.

•	Accelerate our installation cost reductions. We are implementing a made-to-order system for each customer order. We first utilize our engineering expertise during the initial sales process. This initial review will modify the system proposal resulting in significant savings in materials, labor, re-work and installation time. Completed orders will be bundled and packed in a custom shipping container for delivery to the customer’s address. This ordering, design review and component bundling process will greatly reduce the time needed to complete our installation process.

•	Diversify and differentiate our product lines. We intend to design a full complement of inverters and balance of systems components to complement a wide array of solar system designs and power generating capacities.
Customers
     We currently build and sell cable and harness assemblies to Siemens, assemblies to Flextronics and wire harness assemblies to certain U.S. telecom companies. Customers in this segment who accounted for at least ten percent of our 2007 revenues include Flextronics 25% and Siemens Transportation Systems 62%. Total 2007 revenues in the cable, wire and mechanical assemblies segment increased by $512,000 or by 17.7% over the prior year. Increased revenue from Siemens Transportation Systems offset by decreased revenues from Flextronics International accounted for the entire segment increase.
     Additionally, we sell photovoltaic systems to a variety of customers including private residential owners, production home builders and commercial facilities. For the period ended December 31, 2007 the Company recorded revenues of approximately $14,744,000 for sales and installation of its photovoltaic systems. One major customer accounted for 10% or more of our photovoltaic revenue, Solar Power Partners, Inc with 43% of total revenue. All contracts are either standard construction or bifurcated construction contracts and are specific to the job site.
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
Intellectual Property
     We rely and will continue to rely on trade secrets, know-how and other unpatented proprietary information in our business. We have filed applications to register the following trademarks: Yes! Solar Solutions, Yes! Energy Series and Yes! Independence Series (the “Marks”) for use with our franchise operations and solar product brands. In addition, we have 2 provisional patents pending for certain proprietary technologies.
Competition
     The solar power market is intensely competitive and rapidly evolving. Our competitors have established a market position more prominent than ours, and if we fail to secure our supply chain, attract and retain customers and establish a successful distribution network for our solar power products, we may be unable to increase our sales and market share. We compete with major international and domestic companies. Our major systems integration competitors include Sun Power Corporation, SPG Solar, Akeena Solar, Sun Edison plus numerous regional players, and other similar companies primarily located in California and New Jersey. Manufacturing competitors include multinational corporations such as BP Solar, Kyocera Corporation, Mitsubishi, Solar World AG, Sharp Corporation, Sun Power Corporation and Sanyo Corporation. We also expect that future competition will include new entrants to the solar power market offering new technological solutions. Further, many of our competitors are developing and are currently producing products based on new solar power technologies, including other crystalline silicon ribbon and sheet technologies, that we believe will ultimately have costs similar to, or lower than, our projected costs.
     Moreover, we believe that our direct competitors are solar companies that have operations in China or other low cost manufacturing locations to the extent that they supply solar modules to US integrators and compete with us for solar system design and integration work. Under this view, we believe Sun Power Corporation would be considered a competitor even though their manufacturing facilities are in the Philippines and not China.
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
Manufacturing and Assembly Capabilities
     Prior to our focus in the solar industry we previously did not manufacture solar panels. We believe that our experience in manufacturing and assembly operations in China will give us a competitive advantage in the production of solar module and balance of system products. Our senior management has broad experience in the manufacturing of liquid crystal displays and electronic module assemblies. The manufacturing and assembly process of these products is not unlike the manufacturing and assembly of solar modules and balance of system products.
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

     We are producing our solar modules and intend to produce balance of system products in fiscal 2008. It is our intent to strive to reduce costs in the overall solar system cost to the end customer with the ultimate goal to make the actual installed cost of solar equivalent to the comparable cost of grid based energy without rebate. These overall reductions in cost will delivered by reducing labor installation costs through better system design and kit packaging and reductions in module and balance of system costs by focusing on driving prices down on these commodity types of products.
     Our principal manufacturing objective is to provide for large-scale manufacturing and assembly of our solar power products at low costs that will enable us to penetrate price-sensitive solar power markets. Our 123,784 square foot campus in NanYue, Shenzhen, Peoples Republic of China (PRC) includes approximately 101,104 square feet of manufacturing space. The Shenzhen facility includes a complete line of equipment to manufacture cable harnesses and mechanical assemblies and a complete line to manufacture solar modules. Additional equipment will test and verify product functionality and performance standards. Currently our solar products manufacturing and assembly business utilizes approximately thirty-two percent (32%) of our manufacturing space and our cable, wire and assembly business utilizes approximately eighteen percent (18%) of our manufacturing space. The unused capacity will be utilized for production of our solar products as our solar business increases. We expect this facility to have a total capacity of approximately 50 megawatts per year if operated at full capacity.
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
Sales and Marketing
     We intend to bring our solar power products to market by utilizing strategic company-owned store operations and establishing a national franchise network. We opened our first retail showroom in October 2007 in Northern California in close proximity to our corporate operations, and sold our first franchise in March 2008. Our initial plan is to sell franchises in California to provide reasonable proximity to our corporate operations.
     Company-owned store operations work directly with all regional and national commercial and residential land use companies. We intend to provide national account representatives who will establish long-term relationships with these prime customers. Our company-owned store team is designed to provide reliable product sourcing, PV system designs and reviews, permit and rebate assistance, media and public relations recognition and co-marketing opportunities. In essence, we to strive to provide a one-stop shopping experience for these large volume customers. We intend to establish additional stores in California and then expand to several other geographic locations in the United States.
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
Employees
     As of December 31, 2007, we had approximately 170 full-time employees, including approximately 9 engaged in engineering activities and approximately 94 engaged in manufacturing, the majority of which are employed through our subsidiary in China. None of our employees is represented by a labor union nor are we organized under a collective bargaining agreement. We have never experienced a work stoppage and believe that our relations with our employees are good.
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
Risks Related to Our Business
We have limited experience manufacturing solar systems on a commercial basis and have a limited operating history on which to base our prospects and anticipated results of operations.

We commenced solar power-related operations in June 2006 and began manufacturing solar modules in April 2007. As a result, we have limited experience manufacturing solar systems on a commercial basis. Our IAS (Shenzhen) Electronics Co., Ltd. subsidiary completed its first mechanical assembly manufacturing line in May 2005 and began commercial shipment of its cable, wire and mechanical products in June 2005. Although we are continuing to develop our solar manufacturing capabilities and processes, we do not know whether the processes we have developed will be capable of supporting large-scale manufacturing, or whether we will be able to develop the other processes necessary for large-scale manufacturing of solar systems that meet the requirements for cost, schedule, quality, engineering, design, production standards and volume requirements. If we fail to develop or obtain the necessary manufacturing capabilities it will significantly alter our business plans and could have a material adverse effect on our business, prospects, results of operations and financial condition. Moreover, due to our limited operating history, our historical operating results may not provide a meaningful basis for evaluating our business, financial performance and prospects. We have incurred net losses since our inception and, as of December 31, 2007, had an accumulated deficit of $9.4 million. We may be unable to achieve or maintain profitability in the future.
Our operating results may fluctuate significantly from period to period; if we fail to meet the expectations of securities analysts or investors, our stock price may decline significantly.
Several factors can contribute to significant quarterly and other periodic fluctuations in our results of operations. These factors may include but are not limited to the following:
•	the timing of orders;

•	the volume of orders relative to our capacity;

•	the availability and pricing of raw materials, such as solar cells and wafers;

•	delays in delivery of components or raw materials by our suppliers, which could cause delays in our delivery of products to our customers;

•	delays in our product sales, design and qualification processes, which vary widely in length based upon customer requirements;

•	product introductions and market acceptance of new products or new generations of products;

•	effectiveness in managing manufacturing processes;

•	changes in cost and availability of labor and components;

•	product mix;

•	pricing and availability of competitive products and services;

•	changes in government regulations;

•	changes or anticipated changes in economic conditions;

•	delays in installation of specific projects due to inclement weather;

•	political uncertainties in China;

•	changes in tax-based incentive programs;

•	changes in currency translation rates affecting margins and pricing levels; and availability of financing for customers.

We base our planned operating expenses in part on our expectations of future revenue, and we believe a significant portion of our expenses will be fixed in the short-term. If revenue for a particular quarter is lower than we expect, we likely will be unable to proportionately reduce our operating expenses for that quarter, which would harm our operating results for that quarter. This may cause us to miss analysts’ guidance or any guidance announced by us. If we fail to meet or exceed analyst or investor expectations or our own future guidance, even by a small amount, our stock price could decline, perhaps substantially.
Our business strategy depends on the widespread adoption of solar power technology, and if demand for solar power products fails to develop sufficiently, our revenues and ability to achieve or maintain profitability could be harmed.
The market for solar power products is emerging and rapidly evolving, and its future success is uncertain. If solar power technology proves unsuitable for widespread commercial deployment or if demand for solar power products fails to develop sufficiently, we may not be able to generate enough revenues to achieve and sustain profitability. The factors influencing the widespread adoption of solar power technology include but are not limited to:
•	cost-effectiveness of solar power technologies as compared with conventional and non-solar alternative energy technologies;

•	performance and reliability of solar power products as compared with conventional and non-solar alternative energy products;

•	success of other alternative distributed generation technologies such as fuel cells, wind power and micro turbines;

•	fluctuations in economic and market conditions which impact the viability of conventional and non-solar alternative energy sources, such as increases or decreases in the prices of oil and other fossil fuels; and

•	availability of government subsidies and incentives.
If we do not obtain sufficient supply of solar cells and other components and materials to conduct our business, our revenues and operating results could suffer.
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
Our component and materials suppliers may fail to meet our needs. We manufacture all of our solar power products using materials and components procured from a limited number of third-party suppliers. We do not currently have long-term supply contracts with our suppliers. This generally serves to reduce our commitment risk but does expose us to supply risk and to price increases that we may not be able to pass on to our customers. In some cases, supply shortages and delays in delivery may result in curtailed production or delays in production, which could contribute to a decrease in inventory levels and loss of profit. We expect that shortages and delays in deliveries of some components will occur from time to time. If we are unable to obtain sufficient components on a timely basis, we may experience manufacturing delays, which could harm our relationships with current or prospective customers and reduce our sales. We also depend on a select number of suppliers for certain supplies that we use in our business. If we are unable to continue to purchase components from these limited source suppliers or are unable to identify alternative suppliers, our business and operating results could be materially and adversely affected. In addition our competitors may be able to obtain better pricing.
The execution of our growth strategy is dependent upon the continued availability of third-party financing arrangements for our customers.
For many of our projects, our customers have entered into agreements to pay for solar energy over an extended period of time based on energy savings generated by our solar power systems, rather than paying us to purchase our solar power systems. For these types of projects, most of our customers choose to purchase solar electricity under a power purchase agreement with a financing company that purchases the system from us. These structured finance arrangements are complex and may not be feasible in some situations. In addition, customers opting to finance a solar power system may forgo certain tax advantages associated with an outright purchase on an accelerated basis which may make this alternative less attractive for certain potential customers. If financing companies are unwilling or unable to finance the cost of our products, or if the parties that have historically provided this financing cease to do so, or only do so on terms that are substantially less favorable for us or these customers, our growth will be adversely affected.
Subsidies provided by foreign governments impact the supply and price of solar cells and could make it difficult for us to compete effectively.
Several foreign countries, including Germany, Italy, Spain and Portugal, provide manufacturers of solar products with substantial subsidies to encourage their production of clean solar energy. In many instances, these subsidies are greater than the subsidies we are able to obtain in the U.S. for our operations, which increases the ability of solar product manufacturers in these countries to pay more than we can pay for solar cells while still remaining profitable. If worldwide demand for solar cells from companies located in countries with large solar subsidy programs increases, our suppliers may increase the price they charge to purchase solar cells and allocate available supplies of solar cells to manufacturers located in countries with higher solar subsidies than those provided in the U.S. This risk will increase if more countries implement policies to further subsidize solar technologies. These increased costs and supply constraints could materially and adversely affect our results of operations and our ability to compete effectively.
The solar power industry is currently experiencing an industry-wide shortage of polysilicon. This shortage poses several risks to our business, including possible constraints on revenue growth and possible decreases in our gross margins and profitability.
There is currently an industry-wide shortage of polysilicon, which has resulted in significant price increases in solar cells. Polysilicon is an essential raw material used in the production of solar cells. We expect that the average spot price of polysilicon will continue to increase in the near-term. Increases in polysilicon prices could increase the price we pay for solar cells, which could impact our manufacturing costs and our net income. Even with these price increases, demand for solar cells has increased, and many of our principal competitors have announced plans to add additional manufacturing capacity. As this manufacturing capacity becomes operational, it may increase the demand for polysilicon in the near-term and further exacerbate the current shortage. Polysilicon is also used in the semiconductor industry generally and any increase in demand from that sector will compound the shortage. The production of polysilicon is capital intensive and adding additional capacity requires significant lead time. While we are aware that several new facilities for the manufacture of polysilicon are under construction, we do not believe that the supply imbalance will be remedied in the near-term, which could lead to higher prices for, and reduced availability of, solar cells.
As polysilicon supply increases, the corresponding increase in the global supply of solar cells and panels may cause substantial downward pressure on the prices of our products, resulting in lower revenues and earnings.
The scarcity of polysilicon has resulted in the underutilization of solar panel manufacturing capacity at many of our competitors and potential competitors, particularly in China. As additional polysilicon becomes available, we expect solar panel production globally to increase. Decreases in polysilicon pricing and increases in solar panel production could each result in substantial downward pressure on the price of solar cells and panels, including our products. Such price reductions could have a negative impact on our revenue and earnings, and materially adversely affect our business and financial condition.
If we do not achieve satisfactory yields or quality in manufacturing our solar modules or if our suppliers furnish us with defective solar cells, our sales could decrease and our relationships with our customers and our reputation may be harmed.
The success of our business depends upon our ability to incorporate high quality and yield solar cells into our products. We test the quality and yield of our solar products and the solar cells that we incorporate into our solar products, and we source our solar cells from manufacturers we believe are reputable. Nonetheless, our solar modules may contain defects that are not detected until after they are shipped or are installed because we cannot test for all possible scenarios. These defects could cause us to incur significant re-engineering costs, divert the attention of our engineering personnel from product development efforts and significantly affect our customer relations and business reputation. In addition, we may not be able to fulfill our purchase orders if we purchase a large number of defective solar cells. The number of solar cells that we purchase at any time is based upon expected demand for our products and an assumed ratio of defective to non-defective solar cells. If this ratio is greater than expected, we may not have an adequate number of non-defective solar cells to allow us to fulfill our purchase orders on time. If we do not fulfill orders for our products because we have a shortage of non-defective solar cells or deliver modules with errors or defects, or if there is a perception that these solar cells or solar modules contain errors or defects, our credibility and the market acceptance and sales of our products could be harmed.

Potential strategic acquisitions or alliances may not achieve our objectives.
We are currently exploring additional strategic acquisitions or alliances designed to enhance or complement our technology or to work in conjunction with our technology, increase our manufacturing capacity, provide additional know-how, components or supplies and develop, introduce and distribute products and services utilizing our technology and know-how. If we make any acquisitions we may assume unknown or contingent liabilities. Any future acquisitions by us also may result in significant write-offs or the incurrence of debt and contingent liabilities, any of which could harm our operating results. We may not identify or complete these transactions in a timely manner, on a cost-effective basis, or at all. Any strategic acquisitions or alliances entered into may not achieve our strategic objectives, and parties to our strategic acquisitions or alliances may not perform as contemplated.
We may not be able to efficiently integrate the operations of our acquisitions, products or technologies.
From time to time, we may acquire new and complementary technology, assets and companies. We do not know if we will be able to complete any acquisitions or if we will be able to successfully integrate any acquired businesses, operate them profitably or retain key employees. Integrating any other newly acquired business, product or technology could be expensive and time-consuming, disrupt our ongoing business and distract our management. We may face competition for acquisition targets from larger and more established companies with greater financial resources. In addition, in order to finance any acquisitions, we might be forced to obtain equity or debt financing on terms that are not favorable to us and, in the case of equity financing our stockholders interests may be diluted. If we are unable to integrate effectively any newly acquired company, product or technology, our business, financial condition and operating results could suffer.
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
We believe that the growth of the market for “on-grid” applications, where solar power is used to supplement a customer’s electricity purchased from the utility network, depends in large part on the availability and size of government-generated economic incentives. At present, the cost producing solar energy generally exceeds the price of electricity in the U.S. from traditional sources. As a result, to encourage the adoption of solar technologies, the U.S. government and numerous state governments have provided subsidies in the form of cost reductions, tax write-offs and other incentives to end users, distributors, systems integrators and manufacturers of solar power products. Reduction, elimination and/or periodic interruption of these government subsidies and economic incentives because of policy changes, fiscal tightening or other reasons may result in the diminished competitiveness of solar energy, and materially and adversely affect the growth of these markets and our revenues. Electric utility companies that have significant political lobbying powers may push for a change in the relevant legislation in our markets. The reduction or elimination of government subsidies and economic incentives for on-grid solar energy applications, especially those in our target markets, could cause our revenues to decline and materially and adversely affect our business, financial condition and results of operations. The existing Federal Investment Tax Credit is scheduled to expire on December 31, 2008 unless renewed by the United States Government.
We face intense competition, and many of our competitors have substantially greater resources than we do.
We operate in a competitive environment that is characterized by price fluctuation and technological change. We compete with major international and domestic companies. Our major system integrator competitors include SunPower/Powerlight, SPG Solar, Akeena Solar, Sun Edison, Global Solar plus numerous other regional players, and other similar companies primarily located in California and New Jersey. Manufacturing competitors include multinational corporations such as BP Solar, Kyocera Corporation, Mitsubishi, Solar World AG, Sharp Corporation, SunPower/Powerlight and Sanyo Corporation. More specifically, our solar power system integrator competitors who have manufacturing facilities in Asia include SunPower/Powerlight. Some of our current and potential competitors have greater market recognition and customer bases, longer operating histories and substantially greater financial, technical, marketing, distribution, purchasing, manufacturing, personnel and other resources than we do. In addition, many of our competitors are developing and are currently producing products based on new solar power technologies that may ultimately have costs similar to, or lower than, our projected costs. As a result, they may be able to respond more quickly to changing customer demands or to devote greater resources to the development, promotion and sales of solar and solar-related products than we can.
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
Because our industry is highly competitive and has low barriers to entry, we may lose market share to larger companies that are better equipped to weather a deterioration in market conditions due to increased competition.
Our industry is highly competitive and fragmented, subject to rapid change and has low barriers to entry. We may in the future compete for potential customers with solar and HVAC systems installers and servicers, electricians, utilities and other providers of solar power equipment or electric power. Some of these competitors may have significantly greater financial, technical and marketing resources and greater name recognition than we have.
We believe that our ability to compete depends in part on a number of factors outside of our control, including:
•	the ability of our competitors to hire, retain and motivate qualified personnel;

•	the ownership by competitors of proprietary tools to customize systems to the needs of a particular customer;

•	the price at which others offer comparable services and equipment;

•	the extent of our competitors’ responsiveness to customer needs; and

•	installation technology.
Competition in the solar power services industry may increase in the future, partly due to low barriers to entry, as well as from other alternative energy resources now in existence or developed in the future. Increased competition could result in price reductions, reduced margins or loss of market share and greater competition for qualified personnel. There can be no assurance that we will be able to compete successfully against current and future competitors. If we are unable to compete effectively, or if competition results in a deterioration of market conditions, our business and results of operations would be adversely affected.
Our growth plans depend in large part on our ability to identify, attract and retain qualified franchisees and to manage our proposed franchise business.
We expect to grow our business through franchise partners who will establish retail operations in defined geographic areas to market, sell and install photovoltaic systems. As a result, our future growth will depend on our ability to attract and retain qualified franchisees, the franchisees’ ability to execute our business concept, create and maintain brand recognition, develop retail stores and to market and install our products. We may not be able to recruit franchisees who have sufficient expertise in our business or financial resources necessary to effectively open, manage and operate retail stores, or who will conduct operations in a manner consistent with our concept and standards. Also, our franchisees may not be able to operate the retail stores in a profitable manner.
Federal Trade Commission rules require us to furnish prospective franchisees with a franchise disclosure document containing prescribed information before entering into a binding agreement or accepting any payment for the franchise. Numerous states, including California, also have state franchise sales or business opportunity laws which require us to add to the federal disclosure document additional state-specific disclosures and to register our offering with a state agency before we may offer franchises for locations in the state or to state residents. Applicable laws in these states vest state examiners with discretion to disapprove registration applications based on a number of factors. There can be no assurance that we will be successful in obtaining registration in all states where we intend to operate franchises or be able to continue to comply with these regulations, which could have a material adverse effect on our business and results of operations.
Finally, our franchise operations will be dependent upon our ability to:
•	develop, maintain and enhance our brands;

•	maintain satisfactory relations with our franchisees;

•	develop consistency in installation, training and service among our franchisees;

•	monitor and audit the reports and payments received from franchisees; and

•	monitor the quality of the installations completed by our franchisees.
A few customers account for a significant portion of our sales, and the loss of any of these could harm our business.
For the year ended December 31, 2007, three customers contributed 53% of our total sales revenue, including one customer who contributed 34% to our revenue. This compares to the similar period in calendar 2006 when four customers contributed 73% of total sales revenue, including one customer which contributed 38% of our revenue. Under present conditions, the loss of any combination of these customers could have a material adverse effect on our performance, liquidity and prospects.
We generally do not have long-term agreements with our customers and, accordingly, could lose customers without warning.
Our products are generally not sold pursuant to long-term agreements with customers, but instead are sold on a purchase order basis. We typically contract to perform large projects with no assurance of repeat business from the same customers in the future. Although cancellations on our purchase orders to date have been insignificant, our customers may cancel or reschedule purchase orders with us on relatively short notice. Cancellations or rescheduling of customer orders could result in the delay or loss of anticipated sales without allowing us sufficient time to reduce, or delay the incurrence of, our corresponding inventory and operating expenses. In addition, changes in forecasts or the timing of orders from these or other customers expose us to the risks of inventory shortages or excess inventory. This, in addition to the completion and non-repetition of large systems projects, in turn could cause our operating results to fluctuate.
Decrease in construction could adversely affect our business.
During 2007, all of our solar-related revenues were generated from the design and installation of solar power products in newly constructed and renovated buildings, plants and residences. Our ability to generate revenues from construction contracts will depend on the number of new construction starts and renovations, which should correlate with the cyclical nature of the construction industry and be affected by general and local economic conditions, changes in interest rates, lending standards and other factors. For example, the current housing slump and tightened credit markets have resulted in reduced new home construction, which could limit our ability to sell solar products to residential and commercial developers.
We act as the general contractor for our customers in connection with the installations of our solar power systems and are subject to risks associated with construction, bonding, cost overruns, delays and other contingencies, which could have a material adverse effect on our business and results of operations.
We act as the general contractor for our customers in connection with the installation of our solar power systems. All essential costs are estimated at the time of entering into the sales contract for a particular project, and these are reflected in the overall price that we charge our customers for the project. These cost estimates are preliminary and may or may not be covered by contracts between us or the other project developers, subcontractors, suppliers and other parties to the project. In addition, we require qualified, licensed subcontractors to install most of our systems. Shortages of such skilled labor could significantly delay a project or otherwise increase our costs. Should miscalculations in planning a project or defective or late execution occur, we may not achieve our expected margins or cover our costs. Also, many systems customers require performance bonds issued by a bonding agency. Due to the general performance risk inherent in construction activities, it has become increasingly difficult recently to secure suitable bonding agencies willing to provide performance bonding. In the event we are unable to obtain bonding, we will be unable to bid on, or enter into, sales contracts requiring such bonding.

Delays in solar panel or other supply shipments, other construction delays, unexpected performance problems in electricity generation or other events could cause us to fail to meet these performance criteria, resulting in unanticipated and severe revenue and earnings losses and financial penalties. Construction delays are often caused by inclement weather, failure to timely receive necessary approvals and permits, or delays in obtaining necessary solar panels, inverters or other materials. The occurrence of any of these events could have a material adverse effect on our business and results of operations.
Existing regulations and policies of the electric utility industry and changes to these regulations and policies may present technical, regulatory and economic barriers to the purchase and use of our products, which may significantly reduce demand for our products.
The market for electricity generating products is strongly influenced by federal, state and local government regulations and policies concerning the electric utility industry, as well as policies promulgated by electric utilities. These regulations and policies often relate to electricity pricing and technical interconnection of customer-owned electricity generation. In the U.S., these regulations and policies are being modified and may continue to be modified. Customer purchases of alternative energy sources, including solar power technology, could be deterred by these regulations and policies, which could result in a significant reduction in the demand for our solar power products. For example, without a regulatory-mandated exception for solar power systems, utility customers are often charged interconnection or standby fees for putting distributed power generation on the electric utility grid. These fees could increase the cost to our customers and make our solar power products less desirable.
The failure to increase or restructure the net metering caps could adversely affect our business. Currently all grid-tied photovoltaic systems are installed with cooperation by the local utility providers under guidelines created through statewide net metering policies. These policies require local utilities to purchase from end users excess solar electricity for a credit against their utility bills. The amount of solar electricity that the utility is required to purchase is referred to as a net metering cap. If these net metering caps are reached and local utilities are not required to purchase solar power, or if the net metering caps do not increase in the locations where we install our solar product, demand for our products could decrease. The solar industry is currently lobbying to extend these arbitrary net metering caps, and replace them with either notably higher numbers, or with a revised method of calculation that will allow the industry to continue our expansion in a manner consistent with both the industry and state and federal desires.
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
As our manufacturing processes generate noise, wastewater, gaseous and other industrial wastes, we are required to comply with all national and local regulations regarding protection of the environment. If we fail to comply with present or future environmental regulations, we may be required to pay substantial fines, suspend production or cease operations. In addition, our cost to comply with future regulations may increase, which could adversely impact the price of our products and our profitability.
If we do not retain key personnel, our business will suffer.
The success of our business is heavily dependent on the leadership of our key management personnel, specifically Stephen C. Kircher. In addition, the company currently relies on Todd Lindstrom’s construction experience and management for the installation of solar systems. If either of these people were to leave us, it would be difficult to replace them, and our business may be harmed. We will also need to retain additional highly-skilled individuals if we are to effectively grow our business. Our future success depends on our continuing ability to identify, hire, develop, motivate and retain highly skilled personnel for all areas of our organization. Competition in our industry for qualified employees is intense, and we anticipate that certain of our competitors may directly target our employees and officers, all of whom are at-will employees and not parties to employment agreements with us. Our continued ability to compete effectively depends on our ability to attract new qualified employees and to retain and motivate our existing employees and officers.

The growth of our business is dependent upon sufficient capitalization.
The growth of our business depends on our ability to finance new products and services. We operate in a rapidly changing industry. Technological advances, the introduction of new products and new design and manufacturing techniques could adversely affect our business unless we are able to adapt to the changing conditions. To remain competitive, we may incur additional costs in product development, equipment, facilities and integration resources. These additional costs may result in greater fixed costs and operating expenses. As a result, we could be required to expend substantial funds for and commit significant resources to the following:
•	research and development activities on existing and potential product solutions;

•	additional engineering and other technical personnel;

•	advanced design, production and test equipment;

•	manufacturing services that meet changing customer needs;

•	technological changes in manufacturing processes;

•	long cycle times for payment collection after incurring capital costs;

•	manufacturing capacity; and

•	developing a franchise network.
We generally recognize revenue on system installations on a “percentage of completion” basis and payments are due upon the achievement of contractual milestones and any delay or cancellation of a project could adversely affect our business.
We recognize revenue on our system installations on a “percentage of completion” basis and, as a result, our revenue from these installations is driven by the performance of our contractual obligations, which is generally driven by timelines for the installation of our solar power systems at customer sites. This could result in unpredictability of revenue and, in the near term, a revenue decrease. As with any project-related business, there is the potential for delays within any particular customer project. Variation of project timelines and estimates may impact our ability to recognize revenue in a particular period. In addition, certain customer contracts may include payment milestones due at specified points during a project. Because we must invest substantial time and incur significant expense in advance of achieving milestones and the receipt of payment, failure to achieve milestones could adversely affect our business and results of operations.
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
Products we manufacture for third parties may contain design or manufacturing defects, which could result in customer claims.
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

We may not be able to prevent others from using our trademarks in connection with our solar power products, which could adversely affect the market recognition of our brand names and our revenue.
We have filed applications to register the following trademarks related to our franchise business: Yes! Solar Solutions, Yes! Energy Series and Yes! Independence Series (the “Marks”) for use with our solar power products. There is no assurance that we will be successful in obtaining such marks. In addition, if someone else has already established trademark rights in the Marks, we may face trademark disputes and may have to market our products with other trademarks, which also could hurt our marketing efforts. Furthermore, we may encounter trademark disputes with companies using marks which are confusingly similar to our Marks which if not resolved favorably could cause our branding efforts to suffer. Trademark litigation carries an inherent risk and we cannot guarantee we will be successful in this type of litigation. In addition, we may have difficulty in establishing strong brand recognition with consumers if others use similar marks for similar products.
Our SkyMount racking system is untested and may not be effective or patentable or may encounter other unexpected problems, which could adversely affect our business and results of operations.
Our SkyMount racking system is new and has not been tested in installation settings for a sufficient period of time to prove its long-term effectiveness and benefits. The SkyMount racking system may not be effective or other problems may occur that are unexpected and could have a material adverse effect on our business or results of operations. While we anticipate filing a patent application for our SkyMount racking system technology, a patent may not be issued on such technology or we may not be able to realize the benefits from any patent that is issued.
Our competitive position depends in part on maintaining intellectual property protection.
Our ability to compete and to achieve and maintain profitability depends in part on our ability to protect our proprietary discoveries and technologies. We currently rely on a combination of copyrights, trademarks, trade secret laws and confidentiality agreements, to protect our intellectual property rights. We also rely upon unpatented know-how and continuing technological innovation to develop and maintain our competitive position.
From time to time, the United States Supreme Court, other federal courts, the U.S. Congress or the U.S. Patent and Trademark Office may change the standards of patentability and any such changes could have a negative impact on our business.
We may face intellectual property infringement claims that could be time-consuming and costly to defend and could result in our loss of significant rights and the assessment of damages.
If we receive notice of claims of infringement, misappropriation or misuse of other parties’ proprietary rights, some of these claims could lead to litigation. We cannot assure you that we will prevail in these actions, or that other actions alleging misappropriation or misuse by us of third-party trade secrets, infringement by us of third-party patents and trademarks or the validity of our patents, will not be asserted or prosecuted against us. We may also initiate claims to defend our intellectual property rights. Intellectual property litigation, regardless of outcome, is expensive and time-consuming, could divert management’s attention from our business and have a material negative effect on our business, operating results or financial condition. If there is a successful claim of infringement against us, we may be required to pay substantial damages (including treble damages if we were to be found to have willfully infringed a third party’s patent) to the party claiming infringement, develop non-infringing technology, stop selling our products or using technology that contains the allegedly infringing intellectual property or enter into royalty or license agreements that may not be available on acceptable or commercially practical terms, if at all. Our failure to develop non-infringing technologies or license the proprietary rights on a timely basis could harm our business. Parties making infringement claims on future issued patents may be able to obtain an injunction that would prevent us from selling our products or using technology that contains the allegedly infringing intellectual property, which could harm our business.
We are exposed to risks associated with product liability claims in the event that the use or installation of our products results in injury or damage, and we have limited insurance coverage to protect against such claims and those losses resulting from business interruptions or natural disasters.

Since our products are electricity-producing devices, it is possible that users could be injured or killed by our products, whether by product malfunctions, defects, improper installation or other causes. As a manufacturer, distributor, and installer of products that are used by consumers, we face an inherent risk of exposure to product liability claims or class action suits in the event that the use of the solar power products we sell or install results in injury or damage. We commenced commercial shipment of our solar modules in 2007 and, due to our limited historical experience, we are unable to predict whether product liability claims will be brought against us in the future or the effect of any resulting adverse publicity on our business. Moreover, to the extent that a claim is brought against us we may not have adequate resources in the event of a successful claim against us. We rely on our general liability insurance to cover product liability claims and have not obtained separate product liability insurance. The successful assertion of product liability claims against us could result in potentially significant monetary damages and, if our insurance protection is inadequate, could require us to make significant payments which could have a materially adverse effect on our financial results. Any business disruption or natural disaster could result in substantial costs and diversion of resources.
Since we cannot test our solar panels for the duration of our standard 25-year warranty period, we may be subject to unexpected warranty expense; if we are subject to warranty and product liability claims, such claims could adversely affect our business and results of operations.
The possibility of future product failures could cause us to incur substantial expense to repair or replace defective products. We have agreed to indemnify our customers and our distributors in some circumstances against liability from defects in our solar cells. A successful indemnification claim against us could require us to make significant damage payments, which would negatively affect our financial results.
Our current standard product warranty for our solar panel systems include a 10-year warranty period for defects in materials and workmanship and a 20-year warranty period for declines in power performance. We believe our warranty periods are consistent with industry practice. Due to the long warranty period, we bear the risk of extensive warranty claims long after we have shipped product and recognized revenue. We have sold solar panels since September 2007. Any increase in the defect rate of our products would cause us to increase the amount of warranty reserves and have a corresponding negative impact on our results. Although we conduct accelerated testing of our solar panels, our solar panels have not and cannot be tested in an environment simulating the 20-year warranty period. As a result of the foregoing, we may be subject to unexpected warranty expense, which in turn would harm our financial results.
Like other retailers, distributors and manufacturers of products that are used by consumers, we face an inherent risk of exposure to product liability claims in the event that the use of the solar power products into which our solar panels are incorporated results in injury. We may be subject to warranty and product liability claims in the event that our solar power systems fail to perform as expected or if a failure of our solar power systems results, or is alleged to result, in bodily injury, property damage or other damages. Since our solar power products are electricity producing devices, it is possible that our products could result in injury, whether by product malfunctions, defects, improper installation or other causes. In addition, since we only began selling our solar panels in late 2007 and the products we are developing incorporate new technologies and use new installation methods, we cannot predict whether or not product liability claims will be brought against us in the future or the effect of any resulting negative publicity on our business. Moreover, we may not have adequate resources in the event of a successful claim against us. We have evaluated the potential risks we face and believe that we have appropriate levels of insurance for product liability claims. We rely on our general liability insurance to cover product liability claims and have not obtained separate product liability insurance. However, a successful warranty or product liability claim against us that is not covered by insurance or is in excess of our available insurance limits could require us to make significant payments of damages. In addition, quality issues can have various other ramifications, including delays in the recognition of revenue, loss of revenue, loss of future sales opportunities, increased costs associated with repairing or replacing products, and a negative impact on our goodwill and reputation, which could also adversely affect our business and operating results.
Warranty and product liability claims may result from defects or quality issues in certain third-party technology and components that we incorporate into our solar power systems, particularly solar cells and panels, over which we have no control. While our agreements with our suppliers generally include warranties, those provisions may not fully compensate us for any loss associated with third-party claims caused by defects or quality issues in these products. In the event we seek recourse through warranties, we will also be dependent on the creditworthiness and continued existence of these suppliers.

We offer the industry standard of 20 years for our solar modules and industry standard five (5) years or inverters and balance of system components. Due to the warranty period, we bear the risk of extensive warranty claims long after we have completed a project and recognized revenues. Future product failures could cause us to incur substantial expenses to repair or replace defective products. While we generally pass through manufacturer warranties we receive from our suppliers to our customers, we are responsible for repairing or replacing any defective parts during our warranty period, often including those covered by manufacturers’ warranties. If the manufacturer disputes or otherwise fails to honor its warranty obligations, we may be required to incur substantial costs before we are compensated, if at all, by the manufacturer. Additionally, in September 2007 we began installing our own manufactured solar panels where the warranty responsability will be borne by us. Furthermore, our warranties may exceed the period of any warranties from our suppliers covering components included in our systems, such as inverters.
Our failure to raise additional capital or generate the significant capital necessary to expand our operations and invest in new products could reduce our ability to compete and could harm our business.
We expect that our existing cash and cash equivalents, together with cash flows from operations in 2008, will be sufficient to meet our anticipated cash needs for at least the next twelve months. However, the timing and amount of our working capital and capital expenditure requirements may vary significantly depending on numerous factors, including:
•	the level and timing of product revenues;

•	the costs and timing of expansion of product development efforts and the success of these development efforts;

•	the extent to which our existing and new products gain market acceptance;

•	the costs and timing of expansion of sales and marketing activities;

•	competing technological and marketing developments;

•	the extent of international operations;

•	the need to adapt to changing technologies and technical requirements;

•	the existence of opportunities for expansion and for acquisitions of, investments in, complementary businesses, technologies or product lines; and

•	access to and availability of sufficient management, technical, marketing and financial personnel.
We may not be able to obtain additional financing on acceptable terms, if at all. If we raise additional equity financing, our shareholders may experience significant dilution of their ownership interests and the per share value of our common stock could decline. If we engage in debt financing, we may be required to accept terms that restrict our ability to incur additional indebtedness and force us to maintain specified liquidity or other ratios, any of which could harm our business, operating results and financial condition. If we need additional capital and cannot raise it on acceptable terms, we may not be able to, among other things:
•	develop or enhance our products and services;

•	continue to expand our product development sales and marketing organizations;

•	acquire complementary technologies, products or businesses;

•	expand operations, in the United States or internationally;

•	hire, train and retain employees; or

•	respond to competitive pressures or unanticipated working capital requirements.
Our failure to do any of these things could seriously harm our business, operating results and financial condition.
We must effectively manage our growth.
Failure to manage our growth effectively could adversely affect our operations. We may increase the number of our manufacturing facilities and products and may plan to expand further the number and diversity of our products in the future and may further increase the number of locations from which we manufacture and sell. Our ability to manage our planned growth will depend substantially on our ability to:
•	enhance our operational, financial and management systems;

•	maintain adequate capital resources to pay our production costs before our customers pay us;

•	expand usage of our facilities and equipment;

•	successfully integrate our franchise operations while effectively managing our related expenses; and

•	successfully hire, train and motivate additional employees, including the technical personnel necessary to operate our production facilities and staff our installation teams.
An expansion and diversification of our product range, manufacturing and sales and franchise locations and customer base may result in increases in our overhead and selling expenses. We may also be required to increase staffing and other expenses as well as our expenditures on plant, equipment and property in order to meet the anticipated demand of our customers. Any increase in expenditures in anticipation of future orders that do not materialize would adversely affect our profitability. Customers may require rapid increases in design and production services that place an excessive short-term burden on our resources.
We may not be able to increase or sustain our recent growth rate, and we may not be able to manage our future growth effectively.
We may not be able to continue to expand our business or manage future growth. We plan to significantly increase our production capacity between 2007 and 2010. To do so will require successful execution of expanding our existing manufacturing facilities, developing new manufacturing facilities, ensuring delivery of adequate solar cells, developing more efficient solar power systems, maintaining adequate liquidity and financial resources, and continuing to increase our revenues from operations. Expanding our manufacturing facilities or developing facilities may be delayed by difficulties such as unavailability of equipment or supplies or equipment malfunction. Ensuring delivery of adequate solar cells is subject to many market risks including scarcity, significant price fluctuations and competition. Maintaining adequate liquidity is dependent upon a variety of factors including continued revenues from operations and compliance with our indentures and credit agreements. If we are unsuccessful in any of these areas, we may not be able to achieve our growth strategy and increase production capacity as planned during the foreseeable future.
Our recent expansion has placed, and our planned expansion and any other future expansion will continue to place, a significant strain on our management, personnel, systems and resources. We plan to purchase additional equipment to significantly expand our manufacturing capacity and to hire additional employees to support an increase in manufacturing, research and development and our sales and marketing efforts. We anticipate that we will need to hire a significant number of highly skilled technical, manufacturing, sales, marketing, administrative and accounting personnel. The competition for qualified personnel is intense in our industry. We may not be successful in attracting and retaining sufficient numbers of qualified personnel to support our anticipated growth. To successfully manage our growth and handle the responsibilities of being a public company, we believe we must effectively:
•	hire, train, integrate and manage additional qualified engineers for research and development activities, sales and marketing personnel, and financial and information technology personnel;

•	retain key management and augment our management team, particularly if we lose key members;

•	continue to enhance our customer resource management and manufacturing management systems;

•	implement and improve additional and existing administrative, financial and operations systems, procedures and controls, including the need to update and integrate our financial internal control systems as well as our ERP system in our China facility with those of our Roseville, California headquarters;

•	expand and upgrade our technological capabilities; and

•	manage multiple relationships with our customers, suppliers and other third parties.
We may encounter difficulties in effectively managing the budgeting, forecasting and other process control issues presented by rapid growth. If we are unable to manage our growth effectively, we may not be able to take advantage of market opportunities, develop new solar modules and other products, satisfy customer requirements, execute our business plan or respond to competitive pressures.
We may be unable to achieve our goal of reducing the cost of installed solar systems, which may negatively impact our ability to sell our products in a competitive environment, resulting in lower revenues, gross margins and earnings.
To reduce the cost of installed solar systems, as compared against the current cost, we will have to achieve cost savings across the entire value chain from designing to manufacturing to distributing to selling and ultimately to installing solar systems. We have identified specific areas of potential savings and are pursuing targeted goals. However, such cost savings are especially dependent upon decreasing silicon prices and lowering manufacturing costs. Additionally, we are increasing production capacity at our existing manufacturing facilities while seeking to improve efficiencies. We also expect to develop additional manufacturing capacity. As a result, we expect these improvements will decrease our per unit production costs. However, if we are unsuccessful in our efforts to lower the cost of installed solar systems, our revenues, gross margins and earnings may be negatively impacted in the competitive environment and particularly in the event that governmental and fiscal incentives are reduced or an increase in the global supply of solar cells and solar panels causes substantial downward pressure on prices of our products.
Failure to achieve and maintain effective internal controls in accordance with Section 404 of the Sarbanes-Oxley Act could have a material adverse effect on our business and stock price.
We will be required to document and test our internal control procedures in order to satisfy the requirements of Section 404 of the Sarbanes-Oxley Act, which will require annual management assessments of the effectiveness of our internal control over financial reporting for our fiscal year ended December 31, 2007 and a report by our independent registered public accounting firm that attests to the effectiveness of our internal control over financial reporting beginning with our fiscal year ending December 31, 2008. During the course of our testing for the 2008 reporting period, we may identify deficiencies which we may not be able to remediate in time to meet our deadline for compliance with Section 404. Testing and maintaining internal control can divert our management’s attention from other matters that are important to our business. We expect to incur increased expense and to devote additional management resources to Section 404 compliance. We may not be able to conclude on an ongoing basis that we have effective internal control over financial reporting in accordance with Section 404 or our independent registered public accounting firm may not be able or willing to issue an unqualified report on the effectiveness of our internal control over financial reporting. If we conclude that our internal control over financial reporting is not effective, we cannot be certain as to the timing of completion of our evaluation, testing and remediation actions or their effect on our operations since there is presently no precedent available by which to measure compliance adequacy. If either we are unable to conclude that we have effective internal control over financial reporting or our independent registered public accounting firm is unable to provide us with an unqualified report as required by Section 404, then investors could lose confidence in our reported financial information, which could have a negative effect on the trading price of our stock.
Risks Related to Operations in China
We are dependent on our Chinese manufacturing operations.
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
Our continued operations are dependent upon our ability to identify, recruit and retain adequate management and production personnel in China. We require trained graduates of varying levels and experience and a flexible work force of semi-skilled operators. Many of our current employees come from the more remote regions of China as they are attracted by the wage differential and prospects afforded by our operations. With the growth currently being experienced in China and competing opportunities for our personnel, there can be no guarantee that a favorable employment climate will continue and that wage rates where we manufacture our products in China will continue to be internationally competitive.
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
Our manufacturing processes may result in the creation of small amounts of hazardous and/or toxic wastes, including various gases, epoxies, inks, solvents and other organic wastes. We are subject to Chinese governmental regulations related to the use, storage and disposal of such hazardous wastes. The amounts of our hazardous waste may increase in the future as our manufacturing operations increase, and therefore, our cost of compliance is likely to increase. In addition, sewage produced by dormitory facilities which house our labor force is coming under greater environmental legislation. Although we believe we are operating in compliance with applicable environmental laws, there is no assurance that we will be in compliance consistently as such laws and regulations, or our interpretation and implementation, change. Failure to comply with environmental regulation could result in the imposition of fines, suspension or halting of production or closure of manufacturing operations. Additionally, we may incur substantial costs to comply with future regulations, which could adversely impact our results of operations.
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
We are incorporated in the United States and have subsidiaries in the U.S., Hong Kong S.A.R. and the Peoples’ Republic of China. Because we manufacture all of our products in China, substantially all of the net book value of our fixed assets is located there. Although we currently sell our products only to customers in the U.S., we may sell our products to customers located outside of the U.S. in the future. Protectionist trade legislation in the U.S. or foreign countries, such as a change in export or import legislation, tariff or duty structures, or other trade policies, could adversely affect our ability to sell products in these markets, or even to purchase raw materials or equipment from foreign suppliers. Moreover, we are subject to a variety of U.S. laws and regulations, changes to which may affect our ability to transact business with non-U.S. customers or in certain product categories.
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
The primary energy supply to our operations in China is electricity from the local power company. There is not an extensive and resilient connection to a national or regional power grid. Thus, we may be exposed to power outages and shut downs which our standby generators would only partially mitigate. Fluctuations in world oil prices and supply could affect our supply and cost of electricity. The electricity producers that supply us with electricity in our facility in China generate their electricity from oil, and our back-up generators create electricity from diesel fuel. Accordingly, fluctuations in world oil product prices and supply could affect our supply and cost of electricity at our manufacturing facilities.
We face risks associated with international trade and currency exchange.
We transact business in a variety of currencies including the U.S. dollar and the Chinese Yuan Renminbi, or RMB. Although we make all sales in U.S. dollars, we incur approximately 22% of our operating expenses, such as payroll, land rent, electrical power and other costs associated with running our facilities in China, in RMB. Changes in exchange rates would affect the value of deposits of currencies we hold. In July 2005 the Chinese government announced that the RMB would be pegged to a basket of currencies, making it possible for the RMB to rise and fall relative to the U.S. dollar. We do not currently hedge against exposure to currencies. We cannot predict with certainty future exchange rates and thus their impact on our operating results. We do not have any long-term debt valued in RMB. Movements between the U.S. dollar and the RMB could have a material impact on our profitability.
Changes to Chinese tax incentives and heightened efforts by the Chinese tax authorities to increase revenues could subject us to greater taxes.
Under applicable Chinese law, we have been afforded profits tax concessions by Chinese tax authorities on our operations in China for specific periods of time, which has lowered our cost of operations in China. However, the Chinese tax system is subject to substantial uncertainties with respect to interpretation and enforcement. Recently, the Chinese government has attempted to augment its revenues through heightened tax collection efforts. Continued efforts by the Chinese government to increase tax revenues could result in revisions to or changes to tax incentives or new interpretations by the Chinese government of the tax benefits we should be receiving currently, which could increase our future tax liabilities or deny us expected concessions or refunds.

Future outbreaks of severe acute respiratory syndrome or other communicable diseases may have a negative impact on our business and operating results.
In 2003, several economies in Asia, including China, where our operations are located, were affected by the outbreak of severe acute respiratory syndrome, or SARS. If there is a recurrence of an outbreak of SARS, or similar infectious or contagious diseases such as avian flu, it could adversely affect our business and operating results. For example, a future SARS outbreak could result in quarantines or closure to our factory, and our operations could be seriously disrupted as the majority of our work force is housed in one dormitory. In addition, an outbreak could negatively affect the willingness of our customers, suppliers and managers to visit our facilities.
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
Gerald Moore beneficially owns 3,133,333, or approximately 7.7% of the issued and outstanding shares of our common stock, of which 2,000,000 are subject to a Lock-Up Agreement, whereby Mr. Moore has agreed not to sell, pledge, transfer or otherwise dispose of his shares until December 31, 2008. Furthermore, as part of the terms of private placements, we registered for resale approximately 26,056,825 shares of our common stock, including 2,289,580 shares underlying warrants, with the SEC, representing approximately 69% of our outstanding common stock as of December 31, 2007. None of these shareholders are obligated to retain our shares, subject to the above-mentioned restrictions for Mr. Moore. Any sale by these or other holders of a substantial amount of common stock in any future public market, or the perception that such a sale could occur, could have an adverse effect on the market price of our common stock. Such an effect could be magnified if our stock is relatively thinly traded.
There may not be an active public market for our common stock in the near term and you may have to hold your common stock for an indefinite period of time.
Although our common stock is trading on the OTC Bulletin Board, there currently is a limited trading market for the common stock, and we cannot assure you that any market will further develop or be sustained. Because our common stock is expected to be thinly traded, you cannot expect to be able to liquidate your investment in case of an emergency or if you otherwise desire to do so. It may be difficult for you to resell a large number of your shares of common stock in a short period of time or at or above their purchase price.
Our stock may be governed by the “penny stock rules,” which impose additional requirements on broker-dealers who make transactions in our stock.
SEC rules require a broker-dealer to provide certain information to purchasers of securities traded at less than $5.00, which are not traded on a national securities exchange or quoted on The NASDAQ Stock Market. Since our common stock is not currently traded on an “exchange,” if the future trading price of our common stock is less than $5.00 per share, our common stock will be considered a “penny stock,” and trading in our common stock will be subject to the requirements of Rule 15g-9 under the Securities Exchange Act of 1934 (the “Penny Stock Rules”). The Penny Stock Rules require a broker-dealer to deliver a standardized risk disclosure document prepared by the SEC that provides information about penny stocks and the nature and level of risks in the penny stock market. The broker-dealer must also give bid and offer quotations and broker and salesperson compensation information to the prospective investor orally or in writing before or with the confirmation of the transaction. In addition, the Penny Stock Rules require a broker-dealer to make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser’s written agreement to the transaction before a transaction in a penny stock. These requirements may severely limit the liquidity of securities in the secondary market because few broker-dealers may be likely to undertake these compliance activities. Therefore, unless an exemption is available from the Penny Stock Rules, the disclosure requirements under the Penny Stock Rules may have the effect of reducing trading activity in our common stock, which may make it more difficult for investors to sell.
Our shareholders may experience future dilution.
Our charter permits our board of directors, without shareholder approval, to authorize shares of preferred stock. The board of directors may classify or reclassify any preferred stock to set the preferences, rights and other terms of the classified or reclassified shares, including the issuance of shares of preferred stock that have preference rights over the common stock with respect to dividends, liquidation, voting and other matters or shares of common stock having special voting rights. Further, substantially all shares of common stock for which our outstanding stock options are exercisable are, once they have been purchased, eligible for immediate sale in the public market.
The issuance of additional shares of our capital stock or the exercise of stock options or warrants could be substantially dilutive to your shares and may negatively affect the market price of our common stock.

If we do not meet the listing standards established by The NASDAQ Stock Market or other similar markets, our common stock may not become listed for trading on one of those markets.
As soon as reasonably practicable, we intend to apply to list our common stock for trading on The NASDAQ Stock Market, on either the NASDAQ Global Market tier or The NASDAQ Capital Market tier. The NASDAQ Stock Market has established certain quantitative criteria and qualitative standards that companies must meet in order to become and remain listed for trading on these markets. We cannot guarantee that we will be able to meet all necessary requirements for listing; therefore, we cannot guarantee that our common stock will be listed for trading on The NASDAQ Stock Market or other similar markets.
ITEM 2 — DESCRIPTION OF PROPERTY
     Our manufacturing facilities consist of 123,784 square feet, including 101,104 square feet of factories and 23,680 square feet of dorms, situated in an industrial suburb of Shenzhen, Southern China known as Long Gang. Only the state may own land in China. Therefore, we lease the land under our facilities, and our lease agreement gives us the right to use the land until July 31, 2009 at an annual rent of $193,350. We have an option to renew this lease for 3 additional years on the same terms.
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
ITEM 4 — SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
     None.
PART II
ITEM 5 — MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS
Market Information
     Our common stock began trading on the Over the Counter Bulletin Board (OTCBB) under the symbol “SOPW.OB” on September 25, 2007. The quarterly high and low bid information in U.S. dollars on the OTCBB of our common shares during the periods indicated are as follows:

Fiscal Year Ending December 31, 2007	High Bid	Low Bid
Fourth Quarter to December 31, 2007	$4.65	$2.65
From September 25, 2007 to September 30, 2007	$5.00	$2.83
     These Over-the-Counter Bulletin Board bid quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions. On December 31, 2007, the last reported sale price for our common stock was $3.80 per share.
     We registered 18,753,334 shares of our common stock under the Securities Act of 1933, as amended for sale to certain stockholders who also hold certain registration rights, including 800,000 shares of our common stock that are issuable upon the exercise of an outstanding warrant by our placement agent, Roth Capital Partners, LLC. The shares were registered on Form SB-2 with the SEC effective September 14, 2007.
     We registered 7,303,491 shares of our common stock under the Securities Act of 1933, as amended for sale to certain stockholders who also hold certain registration rights, including 1,489,580 shares of our common stock that are issuable upon the exercise of outstanding warrants. The outstanding warrants included 135,417 issued to our placement agent, Needham & Company, LLC. The shares and underlying warrants were registered on Form SB-2 effective with the SEC on January 22, 2008.
Stockholders
     As of February 27, 2008 we had approximately 225 holders of record of our common stock.
Dividends
     We have paid no dividends on our common stock since our inception and may not do so in the future.
Recent Sales of Unregistered Securities
     On December 20, 2007, in connection with our private placement of 4,513,911 shares of our common stock, we issued to the participants in the private placement warrants to purchase 1,354,163 shares of our common stock at $3.90 per share until December 20, 2012 and for services provided by Needham & Company, LLC we issued a warrant to purchase 135,417 shares of our common stock at $3.90 per share until December 20, 2012.
     On September 1, 2007, in connection with consulting services provided to the Company we issued a warrant to purchase 50,000 shares of our common stock at $1.00 until September 1, 2012.
     On August 30, 2007, in settlement of an obligation, we issued warrants to purchase 76,722 shares of our common stock at $1.00 until August 30, 2012.
     On April 9, 2007, we completed a private placement of 500,000 shares of common stock at a purchase price of $1.00 per share to a foreign accredited investor.
Securities Authorized for Issuance under Equity Compensation Plans
     On November 15, 2006, subject to approval of the Stockholders, the Company adopted the 2006 Equity Incentive Plan reserving nine percent of the outstanding shares of common stock of the Company (“2006 Plan”). On February 7, 2007, our stockholders approved the 2006 Plan reserving nine percent of the outstanding shares of common stock of the Company pursuant to the Definitive Proxy on Schedule 14C filed with the Commission on January 22, 2007.
     We have outstanding 1,767,233 service-based and 200,000 performance-based stock options to purchase shares of our common stock. The service-based and performance-based options have an exercise price from $1.00 to $3.45 and are subject to vesting schedules and terms. As of December 31, 2007, we had 2,167,233 service-based, performance-based options and restricted stock awards outstanding. The following table provides aggregate information as of

December 31, 2007 with respect to all compensation plans (including individual compensation arrangements) under which equity securities are authorized for issuance.

	(a) Number of		Number of securities
	securities to be		remaining available for
	issued upon		future issuance under
	exercise of	Weighted-average	equity compensation
	of outstanding	exercise price of	plans (excluding
	options, warrants	outstanding options,	securities reflected
Plan Category	and rights	warrants and rights	in column (a))
Equity Compensation Plans approved by security holders	1,967,233	$1.03	1,408,578 (1)
Equity Compensation Plans not approved by security holders	2,366,302 (2)	$2.88	—
Total	4,333,535 (2)	$2.04	1,408,578 (1)

(1)	Includes number of shares of common stock reserved under the 2006 Equity Incentive Plan (the “Equity Plan”) as of December 31, 2007, which reserves 9% of the outstanding shares of common stock of the Company.

(2)	Includes warrants to issue 2,366,302 shares of common stock exercisable from $1.00 to $3.90 per share expiring from October 4, 2011 to December 20, 2012.

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
     The following discussion is presented on a consolidated basis, and analyzes our financial condition and results of operations for the years ended December 31, 2007 and 2006.
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
Overview
     We are currently engaged in manufacturing and selling cable, wire and mechanical assemblies, in designing, distributing and installing complete photovoltaic systems for industrial, commercial and residential facilities located primarily in the United States and manufacturing photovoltaic modules, utilizing both Monocrystalline and Multicrystalline silicone, in our China factory. Currently, the factory utilizes approximately fifty percent of its capacity. The remaining un-utilized capacity is being reserved for photovoltaic module and balance of system expansion.
     We bring our solar power products to market by utilizing strategic company-owned store operations and intend to establish a national franchise network. We opened our first energy outlet in Northern California in October 2007. Company-owned store operations market, sell and install our products within a locally defined geographic area.
     Outside of Company-owned store operations, we intend to work with franchisee partners who will have exclusive geographical territories that include specific application focus. Each franchise partner will establish retail operations in a defined geographic area to market, sell and install photovoltaic systems. In March 2008, the Company entered into its first franchise sale agreement.
     In our early history, our revenue was derived principally from the sale of cable and wire harnesses, and mechanical assemblies. With the launch of our solar module business, and efforts in installation and sale of those modules, we have realized increased revenues. We anticipate that revenues from our solar module business will continue as we expand our market for installation contracts. We anticipate similar increases in the future from our franchising for residential projects. With our efforts increasingly directed at solar module manufacturing and installation in the U.S., we will continue to assess our internal resource needs. We have made a significant number of hires recently to manage construction projects, and anticipate continued hiring as we grow the business. Currently, significant resources have been used in the establishment of our corporate structure for finance, reporting, and governance, and we would anticipate that such expenses will decrease, as a percentage of revenue, as our business from solar installation increases. Additionally, we have expended resources directed at creating our franchise model and roll out, including documentation associated with those efforts, and have not recognized any revenue from that component of our business. In March 2008, the Company entered into its first franchise sale agreement.
     As a result of the Merger described below, our operations are now conducted through Solar Power, Inc., a California corporation, and our wholly-owned subsidiaries located in California and in China.
     Management is considering the impact of the following areas as it implements the manufacturing of complete photovoltaic systems and planned business model:

•	Solar cell pricing trends around the world: Recently the key material in the production of solar cells (silicon) has been in limited in supply. Consequently, prices and availability of solar modules have been limited. Solar cells are the major component cost in a photovoltaic module. The Company has responded by seeking long-term supply agreements for solar cells where pricing is adjusted quarterly to market rates. Our intent is secure ample solar cell supply to meet our growth needs and to avoid the risk of long-term contract pricings with suppliers whose products are expected to see a decline in the average selling price. Industry experts believe that additional planned expansion of silicon processing factories coming on line over the next 18 months will produce enough raw materials to create an oversupply on projected demand. To date the Company has not entered into any long-term supply agreements for solar cells. Failure to effectively manage our supply will hinder our expected growth and our component costs may have an adverse affect on the Company’s profitability; and

•	Government subsidies: Federal and State subsidies relating directly to solar installations are an important factor in the planned growth of the solar industry. These subsidies are very important to growing the market for photovoltaic systems because they provide a significant economic incentive to all buyers. Without these incentives, industry growth would likely stall. These regulations are constantly being amended and will have a direct affect on our rollout of our planned franchise network among those states that offer superior incentives to the solar industry.
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
     On August 6, 2006, Solar Power, Inc., a California corporation, entered into share exchange agreement with all the shareholders of International Assembly Solutions, Limited (“IAS HK”), which was incorporated in Hong Kong on January 18, 2005 with limited liability. Solar Power, Inc. a California corporation was originally incorporated in the State of California to facilitate creation of a U.S. holding company for IAS HK operations and to engage in sales, installation and integration of photovoltaic systems in the U.S. Pursuant to the share exchange agreements, the equity owners of IAS HK transferred all their equity interest in IAS HK in exchange for a total of 14,000,000 shares of Solar Power, Inc. a California corporation, in November 2006. As a result, IAS HK became a wholly owned subsidiary of Solar Power, Inc., a California corporation. There were a total of sixteen shareholders in IAS Hong Kong including the controlling shareholders Stephen Kircher, Gerald Moore and Bradley Ferrell. Mr. Kircher Chairman of the Board of IAS HK, held dispositive and voting control of 8,100,000 shares or approximately 58% of the outstanding shares. Mr. Kircher remains Chairman of the Board of IAS HK. Mr. Moore and Mr. Ferrell owned 4,100,000 (29%) and 1,500,000 (11%) shares respectively. Neither Mr. Moore nor Mr. Ferrell was a director of IAS HK. IAS HK does not have company officers and management and business decisions were made by Mr. Kircher. Being a group reorganization entered into among entities under common control, the Company combined the historical financial statements of IAS HK and its wholly owned subsidiary, IAS Electronics (Shenzhen) Co., Ltd. (“IAS Shenzhen”). Messers. Kircher, Moore and Sam Lau were directors of IAS Shenzhen from inception until July 15, 2006, at which time our CFO replaced Mr. Moore as director. Mr. Kircher made business decisions for IAS Shenzhen, and it does not have formal officers.
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
     In August 2006, Solar Power, Inc., a California corporation, and DRCI completed the Agreement and Plan of Merger (the “Merger Agreement”), including the Assignment and Interim Operating Agreement (the “Operating Agreement”) which was an exhibit to the Merger Agreement. The Operating Agreement obligated Solar Power, Inc., a California corporation, to provide all financing necessary for DRCI’s operations subsequent to June 1, 2006 until the consummation of the acquisition in exchange for all the revenues generated from its operations. The Operating Agreement also provided that Solar Power, Inc., a California corporation, was to provide all management activities of DRCI on its behalf from June 1, 2006 until the consummation of the acquisition. The Company has taken the position that DRCI was a variable interest entity based upon the accounting literature found in Financial Interpretation Number 46(R) Consolidation of Variable Interest Entities (as amended) (“FIN 46(R)”), paragraph 5. In addition, based upon FIN 46(R), paragraph 6, footnote 12, the Company had pecuniary interest in DRCI that began on June 1, 2006. Finally, FIN 46(R), paragraph 14 supports the Company’s position to consolidate as of June 1, 2006 because it absorbed DRCI’s losses and had a contractual right to expect residual returns. Solar Power, Inc., a California corporation, acquired DRCI in order to accelerate its entry into the California market for sale and installation of solar systems, including assumption of the installation and construction contracts that DRCI had at that time.
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

     On March 21, 2007 we, through our wholly-owned subsidiary, SPIC, Inc. (“SPIC”) entered into a General Partnership Agreement with J.R. Conkey and Associates, Inc. (“JRC”). The partnership will engage in the sales, design and installation of solar systems in government market segments for solar contracts within California. As initial capital contributions to the partnership, JRC is contributing $25,500 and SPIC is contributing $24,500. JRC is the managing partner of the partnership and will manage and conduct the day-to-day business affairs of the partnership. Additionally, JRC will be responsible for all marketing and sales efforts, establishing and maintaining customer relationships, and contract management. James R. Conkey, a principal of JRC, invested $100,000 and received 100,000 shares in the Solar Power, Inc, a Nevada corporation (formerly Welund Fund, Inc.) private placement in October 2006.) SPIC will be responsible for exclusively supplying all solar panels or other solar materials to the partnership for installation, and the design, engineering, and installation of all solar systems for customers, at contracted prices to SPIC. SPIC will control financial and accounting records. The Company believes that this partnership will be subject to consolidation based on its interpretation of Financial Interpretation Number 46(R) Consolidation of Variable Interest Entities (as amended) (“FIN 46(R)”). Specifically under FIN 46(R), paragraph 5(a)(4), the Company has additional risk with loans that will be advanced to the partnership. Through December 31, 2007, no activity has occurred in the partnership. In addition, neither JRC nor the Company has contributed initial capital or performed any of the stated responsibilities.
     On April 12 and 17, 2007 the Company issued standby letters of credit totaling $800,000 to two suppliers, Sharp Electronics and Kyocera Solar. The letters of credit were issued in support of the Company’s line of credit with these suppliers. These suppliers have no interest in the Company and are not considered related parties. The term of the letters of credit are twelve months and are collateralized by $800,000 of the Company’s cash deposits. These letters of credit were released by Sharp Electronics and Kyocera Solar and cancelled in January 2008.
     On May 7, 2007, the Company entered into a lease for the location of the Company’s first energy outlet. The store is located in Roseville, California and has approximately 2,000 square feet. The term of the lease is sixty three months commencing on October 20, 2007, with an initial rent of approximately $78,000 per year and has an option to renew for an additional five years. On May 7, 2007, the Company paid a security deposit and first-month’s rent of approximately $13,000.
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
     On June 25, 2007, the Company entered into an agreement with China Merchants Bank for a working capital line of credit through its wholly owned subsidiary, IAS Electronics (Shenzhen) Co., Ltd. in the amount of $900,000. The term of the agreement is one year with an annual interest rate of 6.75 percent. The line is secured by a $1,000,000 standby letter of credit collateralized by the Company’s cash deposits. As of December 31, 2007, the Company had approximately $930,000 outstanding on this line of credit.
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
     On August 14, 2007, through its wholly owned subsidiary Yes! Solar, Inc., the Company filed with the State of California Department of Corporations a Uniform Franchise Offering Circular (“UFOC”) for approval and Solar Power, Inc. executed a Guarantee of Performance of Yes! Solar, Inc. to the State of California Department of Corporations. The Company has received approval of the UFOC and has begun marketing its franchise program.
      On December 13, 2007, the Company and its wholly-owned subsidiary, Yes! Solar, Inc. (“YES”) entered into a Retailer Program Agreement (the “Agreement”) with GE Money Bank to provide to YES retail customers a vehicle to finance solar systems purchased from YES. The agreement provides that the Company will provide a standby letter of credit equal to the greater of $50,000 or one percent of sales under the Agreement. A standby letter of credit in the amount of $50,000 was issued on November 14, 2007 as a condition to the execution of the Agreement. The term of the letter of credit is for one year. As of December 31, 2007 there were no sales under this Agreement.
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
     Revenue recognition — In our cable, wire and mechanical assembly business the Company recognizes the sales of goods when there is evidence of an arrangement, title and risk of ownership have passed (generally upon delivery), the price to the buyer is fixed or determinable and collectibility is reasonably assured. Generally there are no formal customer acceptance requirements or further obligations related to our assembly services once we ship our products. Customers do not have a general right of return on products shipped therefore we make no provisions for returns. We make a determination of our customers’ credit worthiness at the time we accept their order.
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
     In our solar photovoltaic business contract costs include all direct material and labor costs and those indirect costs related, to contract performance, such as indirect labor, supplies, tools, repairs, and depreciation costs. Selling and general and administrative costs are charged to expense as incurred. Provisions for estimated losses on uncompleted contracts are made in the period in which such losses are determined. Changes in job performance, job conditions, and estimated profitability, including those arising from contract penalty provisions, and final contract settlements may result in revisions to costs and income and are recognized in the period in which the revisions are determined
     Product Warranties — In our cable, wire and mechanical assembly business our current standard product warranty for our mechanical assembly product ranges from one to five years. We offer the industry standard of 20 years for our solar modules and industry standard five (5) years on inverter and balance of system components. Due to the warranty period, we bear the risk of extensive warranty claims long after we have shipped product and recognized revenue. In our wire and mechanical assembly business, historically our warranty claims have not been material. In our solar photovoltaic business our greatest warranty exposure is in the form of product replacement. Until the third quarter, the Company purchased its solar panels from third-party suppliers and since the third-party warranties are consistent with industry standards we consider our financial exposure to warranty claims immaterial. Certain photovoltaic construction contracts entered into during the year ended December 31, 2007 included provisions under which the Company agreed to provide warranties to the buyer, and during the quarter ended September 30, 2007, the Company began installing its own manufactured solar panels. As a result, the Company recorded the provision for the estimated warranty exposure on these contracts within cost of sales. Since the Company does not have sufficient historical data to estimate its exposure, we have looked to historical data reported by other solar system installers and manufacturers. The accrual for warranty claims consisted of the following at December 31, 2007:

(in thousands)

Balance at December 31, 2006	$—
Provision charged to warranty expense	103
Less: warranty claims	—

Balance at December 31, 2007	$103

     Stock based compensation — Effective January 1, 2006, the Company adopted the provisions of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment.” (SFAS No. 123(R)”) which requires the Company to measure the stock-based compensation costs of share-based compensation arrangements based on the grant-date fair value and recognize the costs in the financial statements over the employee requisite service period. Stock-based compensation expense for all stock-based compensation awards granted was based on the grant-date fair value estimated in accordance with the provisions of SFAS No. 123(R). Prior to 2006 the Company had not issued stock options or other forms of stock-based compensation.
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
     Allowance for doubtful accounts — The Company regularly monitors and assesses the risk of not collecting amounts owed to the Company by customers. This evaluation is based upon a variety of factors including: an analysis of amounts current and past due along with relevant history and facts particular to the customer. It requires the Company to make significant estimates, and changes in facts and circumstances could result in material changes in the allowance for doubtful accounts. At December 31, 2007 and 2006 the Company has an allowance of approximately $48,000.
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
     Foreign currency translation — The consolidated financial statements of the Company are presented in U.S. dollars and the Company conducts substantially all of its business in U.S. dollars.
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
Segment Information
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
Recent Accounting Pronouncements
     In July 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (FIN 48). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109,” Accounting for Income Taxes”. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This Interpretation also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. This Interpretation is effective for fiscal years beginning after December 15, 2006, with earlier adoption permitted. The adoption of this pronouncement did not have a material impact our financial position, results of operations or cash flows.
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
     In September 2006, the FASB issued Statement of Financial Accounting Standards (“FAS”) No. 157, “Fair Value Measurements.” SFAS No. 157 establishes a common definition for fair value to be applied to accounting principles generally accepted in the United States of America guidance requiring use of fair value, establishes a framework for measuring fair value, and expands disclosure about such fair value measurements. FAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. In February 2008 FASB issued Staff Position No. 157-2 that defers the effective date of FAS 157 for non-financial assets and non-financial liabilities, except for items that are recognized or disclosed a fair value in financial statements on a recurring basis, for fiscal years beginning after November 15, 2008. In addition, FASB also agreed to exclude from scope of FAS 157 fair value measurements made for purposes of applying FAS No. 13 “Accounting for Leases” and related interpretive accounting pronouncements. The Company does not expect FAS No. 157 to have any impact on the consolidated financial statements.
     In February 2007, the FASB issued FAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities —Including an amendment of FASB Statement No. 115”, (“FAS 159”) which permits entities to choose to measure many financial instruments and certain other items at fair value at specified election dates. A business entity is required to report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. This statement is expected to expand the use of fair value measurement. FAS 159 is effective for financial statements issued for fiscal years beginning after July 1, 2008, and interim periods within those fiscal years, and is applicable beginning in the first quarter of 2008. The Company is currently evaluating the impact that FAS 159 will have on its consolidated financial statements.
     In December 2007, the FASB issued FAS No. 141(R), “Business Combinations” (“FAS 141(R)”) which requires the acquiring entity in a business combination to recognize all (and only) the assets acquired and liabilities assumed in the transaction; establishes the acquisition-date fair value as the measurement objective for all assets acquired and liabilities assumed; and requires the acquirer to disclose to investors and other users all of the information they need to evaluate and understand the nature and financial effect of the business combination. FAS 141(R) is prospectively effective to business combinations for which the acquisition is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The impact of FAS 141(R) on the Company’s consolidated financial statements will be determined in part by the nature and timing of any future acquisitions completed by it.
      In December 2007, the FASB issued FAS No. 160, “Non-Controlling Interests in Consolidated Financial Statements (as amended)” (“FAS 160”) which improves the relevance, comparability, and transparency of financial information provided to investors by requiring all entities to report non-controlling (minority) interests in subsidiaries in the same way as equity consolidated financial statements. Moreover, FAS 160 eliminates the diversity that currently exists in accounting from transactions between an entity and non-controlling interests by requiring they be treated as equity transactions. FAS 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008; earlier adoption is prohibited. The Company is currently evaluating the impact that FAS 160 will have on its consolidated financial statements.
Recent Events

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
     As of February 15, 2007, each outstanding share of Solar Power, Inc., a Nevada corporation (formerly Welund Fund, Inc.), common stock, par value $.0001, was automatically converted into one share, par value $.0001, of Solar Power, Inc., a California corporation’s common stock, all of Solar Power, Inc., a Nevada corporation (formerly Welund Fund, Inc.)’s property, rights, privileges, and powers vested in Solar Power, Inc., a California corporation, and all of Solar Power, Inc., a Nevada corporation (formerly Welund Fund, Inc.)’s debts, liabilities and duties became the debts, liabilities and duties of Solar Power, Inc. a California corporation. Additionally, the Amended and Restated Articles of Incorporation of Solar Power, Inc., a California corporation and the Bylaws of Solar Power, Inc. a California corporation, became our governing documents. The directors and officers of Solar Power, Inc. a California corporation, immediately prior to the effective date of the re-domicile, continue to be our directors and officers. The re-domicile resulted in no change in our management because all of our directors and officers were also directors and officers of Solar Power, Inc. a California corporation, prior to the re-domicile.
     On March 21, 2007 we, through our wholly-owned subsidiary, Solar Power Integrators, Commercial, Inc. (“SPIC”) entered into a General Partnership Agreement with J.R. Conkey and Associates, Inc. (“JRC”). The partnership will engage in the sales, design and installation of solar systems in certain market segments for solar contracts within California. As initial capital contributions to the partnership, JRC is contributing $25,500 and SPIC is contributing $24,500. JRC is the managing partner of the partnership and will manage and conduct the day-to-day business affairs of the partnership. Additionally, JRC will be responsible for all marketing and sales efforts, establishing and maintaining customer relationships, and contract management. James R. Conkey, a principal of JRC, invested $100,000 and received 100,000 shares in Solar Power, Inc., a Nevada corporation (formerly Welund Fund, Inc.) private placement in October 2006. SPIC will be responsible for exclusively supplying all solar panels or other solar materials to the partnership for installation, and the design, engineering, and installation of all solar systems for customers, at contracted prices to SPIC. SPIC will control financial and accounting records. The Company has determined that this partnership will be subject to consolidation based on its interpretation of FIN 46(R) Consolidation of Variable Interest Entities (as amended). Specifically under FIN 46(R), paragraph 5(a)(4), the Company has additional risk with loans that will be advanced to the partnership. Currently, no activity has occurred in the partnership. Neither JRC nor the Company has contributed initial capital or performed any of the stated responsibilities.
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
     On April 12 and 17, 2007 the Company issued standby letters of credit totaling $800,000 to two suppliers, Sharp Electronics and Kyocera Solar. The letters of credit were issued in support of the Company’s line of credit with these suppliers. These suppliers have no interest in the Company and are not considered related parties. The term of the letters of credit are twelve months and are collateralized by $800,000 of the Company’s cash. In January 2008 these letters of credit were released by the suppliers and cancelled.
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
     On June 20, 2007, the Company issued a standby letter of credit to California First Leasing Corporation in the amount of $284,367 as security for a capital lease agreement. The term of the letter of credit is one year and is secured by the Company’s cash deposits. On July 31, 2007 the letter of credit was increased to $601,000 to secure an increase to principal and interest to the capital lease agreement.
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
     On August 14, 2007, through its wholly owned subsidiary Yes! Solar, Inc., the Company filed with the State of California Department of Corporations a Uniform Franchise Offering Circular (“UFOC”) for approval and Solar Power, Inc. executed a Guarantee of Performance of Yes! Solar, Inc. to the State of California Department of Corporations. The Company has received approval of the UFOC begun marketing its franchise program.
      On December 13, 2007, the Company and its wholly-owned subsidiary, Yes! Solar, Inc. (“YES”) entered into a Retailer Program Agreement (the “Agreement”) with GE Money Bank to provide to YES retail customers a vehicle to finance solar systems purchased from YES. The agreement provides that the Company will provide a standby letter of credit equal to the greater of $50,000 or one percent of sales under the Agreement. A standby letter of credit in the amount of $50,000 was issued on November 14, 2007 as a condition to the execution of the Agreement. The term of the letter of credit is for one year. As of December 31, 2007 there were no sales under this Agreement.
Results of Operations
Comparison of the year ended December 31, 2007 to the year ended December 31, 2006
     Net sales — Net sales for the year ended December 31, 2007 increased 314.2% to approximately $18,144,000 from approximately $4,381,000 for the year ended December 31, 2006. Net sales in the cable, wire and mechanical assembly segment increased 17.7% to approximately $3,400,000 from approximately $2,888,000 for the year earlier comparative period primarily from increased sales to one customer. Net sales in the photovoltaic installation, integration and product sales segment increased 887.5% to approximately $14,744,000 from approximately $1,493,000 for the year earlier comparative period. The Company entered this segment in the second quarter of 2006 and continued developing its business plan in this segment during 2007, accounting for the increase in this segment’s sales.

     Cost of goods sold — Cost of goods sold were approximately $16,030,000 (88.3% of net sales) and approximately $2,894,000 (66.1% of net sales) for the years ended December 31, 2007 and 2006, respectively.
     Cost of goods sold in the cable, wire and mechanical assembly segment were approximately $1,940,000 (57.1% of net sales) for the year ended December 31, 2007 compared to approximately $1,590,000 (55.1% of net sales) for the year ended December 31, 2006. The increase is attributable to product mix, increased shipping costs due to fuel surcharges and increased material costs due to the increase in copper wire pricing, a key component in the cable wire segment.
     Cost of goods sold in the photovoltaic installation, integration and product sales segment was approximately $14,090,000 (95.6% of sales) for the year ended December 31, 2007 compared to approximately $1,304,000 (87.3% of net sales) for the year ended December 31, 2006. The overall growth in sales for this segment and higher than anticipated sub-contract costs and construction costs attributed to the increase in cost of goods sold in our photovoltaic segment.
     General and administrative expenses — General and administrative expenses were approximately $6,982,000 for the year ended December 31, 2007 and approximately $2,307,000 for the year ended December 31, 2006 an increase of 202.6%. As a percentage of net sales, general and administrative expenses were 38.5% and 52.7%, for the years ended December 31, 2007 and 2006 respectively. The increase in actual cost is primarily due to the increase in employee related expense, infrastructure costs and professional fees associated with the continued development of our photovoltaic solar business; start up of our franchise operations and stock compensation expense. As a percentage of sales we expect that the percentage of general and administrative expenses will continue to decline. Significant elements of general and administrative expenses for the year ended December 31, 2007 include employee related expense of approximately $3,187,000, information technology costs of approximately $143,000, insurance costs of approximately $237,000, professional and consulting fees of approximately $1,403,000, rent of approximately $370,000, travel and lodging costs of $197,000, stock compensation expense of $490,000 and bad debt expense of $118,000. The bad debt expense pertains to one new home builder who terminated the solar installation on his project because of market conditions. In the fourth quarter we recovered the solar panels on this project and recognized a net writeoff of $118,000 in our allowance for doubtful accounts receivable.
     Sales, marketing and customer service expense — Sales, marketing and customer service expenses were approximately $2,254,000 for the year ended December 31, 2007 and $1,179,000 for the year ended December 31, 2006. As a percentage of net sales, sales, marketing and customer service expenses were 12.4% and 26.9%, respectively. The increase in cost is primarily due to increases in payroll, marketing costs and business development costs associated with the continued development of our photovoltaic solar business. Significant elements of sales, marketing and customer service expense for the year ended December 31, 2007 were payroll related expenses of approximately $1,028,000, business development costs of approximately $684,000 (consisting of approximately $184,000 of acquired expenses resulting from the acquisition of DRCI and approximately $500,000 related to the Contract Revenue Agreement with Sundance Power, LLC), advertising of approximately $177,000, stock-based compensation costs of approximately $51,000 and travel and lodging costs of approximately $60,000.
     Product development expense — Product development expenses were approximately $199,000 for the year ended December 31, 2007. There was no such product development activity in fiscal 2006, hence there were no product development expenses for the year ended December 31, 2006. As a percentage of sales, product development expenses were 1.1%. Significant elements of product development expense were payroll and related expenses of approximately $39,000 and product certification and testing of approximately $160,000. The Company expects these expenses to continue in 2008 as the Company expands its activity.
     Interest income / expense — Interest income, net was approximately $180,000 for the year ended December 31, 2007. Interest expense was approximately $90,000 for the year ended December 31, 2006. As a percentage of net sales, interest income, net was 1.0% for the year ended December 31, 2007. Interest expense was 2.1% of sales for the year ended December 31, 2006. Interest income, net consisted of interest income of approximately $286,000 from earnings on the Company’s idle cash offset by interest expense of approximately $106,000 on the Company’s short term borrowings in 2007.
     Other income — Other income for the year ended December 31, 2007 and 2006 was approximately $8,000 and $16,000, respectively. Other income consisted primarily of proceeds from the sale of scrap material.
     Net loss — The net loss was approximately $7,194,000 and $2,129,000 for the years ended December 31, 2007 and 2006, respectively. The significant costs incurred to continue development of our photovoltaic solar business was the driver of the increased operating loss in 2007.

Liquidity and Capital Resources
     A summary of the sources and uses of cash and cash equivalents is as follows:

	Year ended	Year ended
	December 31,	December 31,
(in thousands)	2007	2006

Net cash used in operating activities	$(13,064)	$(3,003)
Net cash used in investing activities	(1,034)	13,588
Net cash provided by financing activities	9,544	745

Net increase (decrease) in cash and cash equivalents	$(4,554)	$11,330

     From our inception until the closing of our private placement on October 4, 2006, we financed our operations primarily through short-term borrowings. We received net proceeds of approximately $14,500,000 from the private placement made by Solar Power, Inc., a Nevada corporation (formerly Welund Fund, Inc.) when we completed our reverse merger with them in December 2006.
     In December 2007 we completed a private placement of 4,513,911 shares of our comment stock with proceeds approximately $10,185,000, net of expenses of approximately $1,551,000,
     As of December 31, 2007 we had approximately $6,840,000 in cash and cash equivalents.
     Net cash used in operating activities of approximately $13,064,000 for the year ended December 31, 2007 was primarily a result of a net loss of approximately $7,194,000, less non-cash items included in net income, including depreciation of approximately $330,000 related to property and equipment, amortization of intangibles of approximately $684,000, stock-based compensation expense of approximately $541,000, bad debt expense of approximately $118,000, stock issued for services of approximately $50,000, warrants issued for services of approximately $12,000 and income tax expense of approximately $61,000. Also contributing to cash used in operating activities were an increase in our accounts receivable of approximately $4,157,000 as a result of increased sales in our solar photovoltaic business segment, an increase in costs and estimated earnings in excess of billings on uncompleted contracts of approximately $2,088,000, an increase in our inventories of approximately $4,659,000 primarily related to our solar photovoltaic business and increases in prepaid expenses and other current assets of approximately $410,000, a decrease in income taxes payable of approximately $6,000, a decrease in billings in excess of costs and estimated earnings on uncompleted contracts of approximately $123,000 offset by an increase in our accounts payable of approximately $2,839,000 related to our increased inventory, and an increase in accrued liabilities of approximately $938,000 resulting primarily from increased sales tax liability of approximately $557,000, accrued job costs of approximately $212,000 and accrued warranty costs of approximately $103,000.
     Net cash used in operating activities of approximately $3,003,000 for the year ended December 31, 2006 was primarily a result of a net loss of approximately $2,129,000, less non-cash items included in net income, including depreciation of approximately $19,000 related to property and equipment, amortization of intangibles related to our acquisitions of approximately $453,000, stock-based compensation expense of approximately $338,000, bad debt expense of approximately $48,000, reversal of the deferred tax asset recorded in 2005 of approximately $21,000 and loss on disposal of fixed assets of $3,000. Also contributing to cash used in operating activities were an increase in our accounts receivable of approximately $1,307,000 as a result of increased sales in our cable, wire and mechanical assemblies segment and sales in our new solar photovoltaic business segment, an increase in costs and estimated earnings in excess of billings on uncompleted contracts of approximately $120,000, an increase in our inventories of approximately $2,171,000 primarily related to our solar photovoltaic business and increases in prepaid expenses and other current assets of approximately $344,000 offset by an increase in our accounts payable of approximately $1,273,000 related to our increased inventory, an increase in income tax liability of approximately $35,000, an increase in billings in excess of costs and costs in excess of billings, of approximately $126,000 and an increase in accrued liabilities of approximately $752,000 resulting primarily from increased customer deposits of approximately $348,000.
     Net cash used in investing activities of approximately $1,034,000 for the year ended December 31, 2007 primarily relates to acquisition of property, plant and equipment.
     Net cash generated from investing activities of approximately $13,588,000 for the year ended December 31, 2006 primarily relates to our merger and acquisitions. We received approximately $14,998,000 from our merger with Solar Power, Inc., a Nevada corporation (formerly Welund Fund, Inc.). We used approximately $1,115,000 of cash to acquire Dale Renewables Consulting, Inc., approximately $75,000 for the acquisition of certain contractual rights from a third party for the design and installation of photovoltaic systems and $220,000 to acquire property, plant and equipment.
     Net cash generated from financing activities was approximately $9,544,000 for the year ended December 31, 2007 and is comprised of approximately $11,517,000 of net proceeds from the issuance of common stock and warrants, net of issuance costs, and $931,000 from proceeds of our PRC line of credit, offset by approximately $389,000 of principal payments on notes and capital leases and approximately $320,000 of principal payments on loans from related parties restricted cash collateralizing letters of credit of approximately $2,195,000.
     Net cash generated from financing activities was approximately $745,000 for the year ended December 31, 2006 and is comprised of approximately $425,000 of net proceeds from the issuance of common stock and approximately $320,000 from working capital loans. These loans were repaid in full in January 2007 from cash we received from our merger with Solar Power, Inc., a Nevada corporation (formerly Welund Fund, Inc.).
     In the short-term we do not expect any material change in the mix or relative cost of our capital resources. As of December 31, 2007, we had approximately $6,840,000 in cash and cash equivalents and approximately $2,195,000 of restricted cash collateralizing standby letters of credit we issued to support our bank line of credit, capital lease and credit extended to us by vendors. Our plan and focus will be to continue the development of our solar panel manufacturing facility, manufacturing our branded solar system products, generating new customers, and organizing a distribution model through the development of a franchise network. With our current level of cash on hand and collection on accounts receivable and costs and estimated earnings in excess of billings on uncompleted contracts, we believe we have sufficient working capital to satisfy our working capital requirements to fund operations at their current levels. We may be required to raise capital to fund our anticipated future growth. Future cash forecasts are based on assumptions regarding operational performance, and assumptions regarding working capital needs associated with increasing customer orders.
     Contractual Obligations
     Operating leases — The Company leases premises under various operating leases. Rental expense under operating leases included in the statement of operations was approximately $502,000 and $101,000 for the years ended December 31, 2007 and 2006, respectively.
     The Company was obligated under operating leases requiring minimum rentals as follows:

Years ending December 31,
2008	$739,582
2009	626,344
2010	454,011
2011	459,061
Beyond	309,285

Total minimum payments	$2,588,283

     The Company was obligated under notes payable requiring minimum payments as follows:

Years ending December 31,
2008	$49,440
2009	50,589
2010	51,753
2011	44,460
2012	8,472

204,714
Less current portion	(49,427)

Long-term portion	$155,287

     The notes payable are collateralized by trucks used in the Company’s solar photovoltaic business, bear interest rates between 1.9% and 2.9% and are payable over sixty months.
     During the year ended December 31, 2007 the Company acquired certain equipment under capital leases. The leases expire from January to October 2010. The Company was obligated for the following minimum payments:

Years ending December 31,
2008	$355,885
2009	326,773
2010	216,357

899,015
Less amounts representing interest	(106,642)

Present value of net minimum lease payments	792,373
Less current portion	(292,331)

Long-term portion	$500,042

Off-Balance Sheet Arrangements
     At December 31, 2007, we did not have any transactions, obligations or relationships that could be considered off-balance sheet arrangements.
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
     During the period from July 16, 2002 (inception) through fiscal year ended December 31, 2005 and further through December 29, 2006 there have been no disagreements with Hansen on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreement, if not resolved to the satisfaction of Hansen, would have caused them to make reference to the subject matter of the disagreement(s) in connection with their report.
     During the period from July 16, 2002 (inception) through fiscal year end December 31, 2005 and further through December 31, 2006, Hansen did not advise Solar Power, Inc., a Nevada corporation (formerly Welund, Inc.) on any matter set forth in Item

304(a)(1)(iv)(B) of Regulation S-B. Hansen has furnished us with a letter addressed to the SEC stating whether or not it agrees with the above statements.
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
ITEM 8A — CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
In connection with the preparation of our Annual Report on Form 10-KSB, an evaluation was carried out by our management, with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934(Exchange Act)) as of December 31, 2007. Disclosure controls and procedures are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified, and that such information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.
During evaluation of disclosure controls and procedures as of December 31, 2007 conducted as part of our annual audit and preparation of our annual financial statements, a material weakness and two significant deficiencies were identified. As a result of this material weakness, described more fully below, our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2007, our disclosure controls and procedures were ineffective. Remediation steps have been taken.
In light of the material weakness described below, we performed additional analyses and other procedures to ensure that our consolidated financial statements included in this Annual Report were prepared in accordance with generally accepted accounting principles (GAAP). These measures included, among other things, review of other processes and disclosure controls to insure they are operating correctly.
Management’s Report on Internal Control Over Financial Reporting
Management is responsible for the preparation and fair presentation of the financial statements included in this annual report. The financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America and reflect management’s judgments and estimates concerning effects of events and transactions that are accounted for or disclosed.
Management is also responsible for establishing and maintaining adequate internal control over financial reporting. The Corporation’s internal control over financial reporting includes those policies and procedures that pertain to the Corporation’s ability to record, process, summarize and report reliable financial data. Management recognizes that there are inherent limitations in the effectiveness of any internal control over financial reporting, including the possibility of human error and the circumvention or overriding of internal control. Accordingly, even effective internal control over financial reporting can provide only reasonable assurance with respect to financial statement preparation. Further, because of changes in conditions, the effectiveness of internal control over financial reporting may vary over time.
In order to ensure that the Company’s internal control over financial reporting is effective, management regularly assesses such controls and did so most recently for its financial reporting as of December 31, 2007. This assessment was based on criteria for effective internal control over financial reporting described in Internal Control Integrated Framework issued by the Committee of Sponsoring Organizations (COSO) of the Treadway Commission. Based on this assessment, management has concluded that, as of December 31, 2007, the following material weakness existed:
•	Revenue Recognition Process and Contract Review.

The contracts under which the Company provides services frequently include customized terms and provisions to address issues unique to that project. In one instance, a series of contracts entered into during the 4th quarter included language that made the buyer’s obligations contingent upon it entering into a purchase power agreement which did not occur prior to December 31, 2007. The Company did not have a process in place to track or monitor contracts with contingencies to ensure that they are met prior to recognizing revenue.
Remediation of Material Weakness in Internal Controls Over Financial Reporting
Our management has undertaken the following actions to remediate the material weakness identified:
•	The Company has developed a process to both identify contingencies or other contractual language that impacts revenue recognition and to track the status or resolution of such issues through appropriate resources in the finance department to ensure that revenue is not improperly recognized in advance of contractual terms.
We believe that the consolidated financial statements fairly present, in all material respects, our consolidated balance sheet as of December 31, 2007 and the related consolidated statement of operations, shareholders’ equity, and cash flows for the years ended December 31, 2007, and 2006, in conformity with GAAP, notwithstanding the material weakness we identified.
The Board of Directors, acting through its Audit Committee, is responsible for the oversight of the Company’s accounting policies, financial reporting and internal control. The Audit Committee of the Board of Directors is comprised entirely of outside directors who are independent of management. The Audit Committee is responsible for the appointment and compensation of the independent auditor. It meets periodically with management and the independent auditors. The Audit Committee is also responsible for performing an oversight role by reviewing and monitoring the financial, accounting and auditing procedures of the Company in addition to reviewing the Company’s financial reports. The independent auditors have full and unlimited access to the Audit Committee, with or without management, to discuss the adequacy of internal control over financial reporting, and any other matter which they believe should be brought to the attention of the Audit Committee.
There have been changes in our internal controls over financial reporting during the period covered by this report that has materially affected or is reasonably likely to materially affect our internal controls. These changes relate to the material weakness identified, and implementation of formal written procedures that effect our financial reporting and disclosure controls as part of our efforts to achieve certification over our internal controls and attestation by our public accounting firm. This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Our management’s report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit us to provide only our management’s report in this annual report.
ITEM 8B — OTHER INFORMATION
     None

PART III
ITEM 9 — DIRECTORS AND EXECUTIVE OFFICERS, PROMOTERS, CONTROL PERSONS AND CORPORATE GOVERNANCE; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT
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

Person	Age	Position
Stephen C. Kircher	54	Chairman of the Board of Directors, Chief Executive Officer
Larry D. Kelley	62	Director, Member of Audit Committee and Compensation Committee
Timothy B. Nyman	56	Director, Member of Compensation Committee and Governance & Nominating Committee
Ronald A. Cohan	66	Director, Chairman of Compensation Committee and Governance & Nominating Committee, Vice Chairman and Member of Audit Committee
D. Paul Regan	61	Director, Chairman of Audit Committee
Jeffrey G. Winzeler	47	Chief Financial Officer
Bradley J. Ferrell	30	Chief Operating Officer
Alan M. Lefko	60	Vice President of Finance and Secretary
Todd Lindstrom	41	President of wholly-owned subsidiary
Eric L. Hafter	50	President of wholly-owned subsidiary
Our Directors and Executive Officers
     Stephen C. Kircher served as the Chairman of the Board of Directors for Solar Power, Inc., a Nevada corporation (formerly Welund Fund, Inc.) from September 2006 until it merged with us. Mr. Kircher served as the Chief Executive Officer and Chairman of the Board of Directors of Solar Power, Inc., a California corporation since its inception in May 2006. Mr. Kircher has also served as the Chairman of the Board of Directors of IAS HK and IAS Shenzhen since their inception. Just prior to forming IAS HK, Mr. Kircher served as a consultant to International DisplayWorks, Inc. from December 2004 through April 2006. Previously, Mr. Kircher served as the Chairman and Chief Executive Officer of International DisplayWorks, Inc. from July 2001 until December 2004. Mr. Kircher has a Bachelor of Arts degree from the University of California, San Diego. He is currently serving as a director for JM Dutton & Associates.
     Larry D. Kelley has served as our director since December 29, 2006. Prior to the Merger, Mr. Kelley has served as a director of Solar Power, Inc., a California corporation, since August 2006. Mr. Kelley has been and is President and partner of McClellan Business Park, LLC since 1999, where he acts as Chief Operating Officer and Managing Member.. Mr. Kelley has been and is the President and Chief Executive Officer of Stanford Ranch I, LLC, a 3,500-acre master planned community in Rocklin, California. Mr. Kelley has served as the President and CEO of Stanford Ranch, LLC since 1996, and in this capacity oversees the daily operations. Mr. Kelley has been involved in real estate for twenty-nine years. Previously he spent ten years (from 1978 to 1988) with US Home Corporation, one of the nation’s largest homebuilders. He served in various positions including Vice President Operations of US Home Corporation and President of Community Development, a division of US Home Corporation, where he was responsible for the acquisition, development and marketing of numerous master-planned communities in ten states. Mr. Kelley received a Bachelors of Science in Industrial Engineering from Texas A&M. In addition, he received a Masters of Business Administration from Harvard Business School.
     Timothy B. Nyman has served as our director since December 29, 2006. Mr. Nyman has served as a consultant to GTECH Corporation since August 2006. From 2002 to 2006, Mr. Nyman was the Senior Vice President of Global Services at GTECH

Corporation, the world’s leading operator of online lottery transaction processing systems Mr. Nyman joined GTECH Corporation in 1981 and formerly served as its Vice President of Client Services. In 1979, Mr. Nyman went to work with the predecessor company of GTECH Corporation, which was the gaming division of Datatrol, Inc. In his twenty-seven years with GTECH and its predecessors, Mr. Nyman has held various positions in operations and marketing. He has directed a full range of corporate marketing activities and participated in the planning and installation of new online lottery systems domestically and internationally. Mr. Nyman received a Bachelor of Science degree in Marketing, Accounting and Finance from Michigan State University.
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
     Jeffrey G. Winzeler has served as our Chief Financial Officer since December 31, 2007. Previously he served as the President of our wholly owned subsidiary Yes! Solar, Inc. since June 2007. He joined Solar Power, Inc. in January 2007 to form our franchise subsidiary and operations. Previously Mr. Winzeler served as International DisplayWorks, Inc.’s Chief Operating Officer and Chief Financial Officer from January 2005 until January 2007. For 17 years prior to International DisplayWorks, Inc., he served as Group Controller for Intel Corporation in Folsom, California, where he was responsible for all fiscal aspects of the $2 billion Flash memory division, the Controller for the Penang, Malaysia-based Worldwide Assembly division, where he served as manufacturing controller, as controller at Intel’s largest eight-inch wafer manufacturing facility and as operations controller for facilities in Jerusalem and Haifa, Israel. Mr. Winzeler is a graduate of the University of Idaho where he majored in Finance. Mr. Winzeler is not a director of the Company, and does not serve on the Board of Directors of any other company.
     Bradley J. Ferrell has served as Chief Operating Officer and Senior Vice President, Marketing and Sales of Solar Power, Inc., a California corporation, since August 2006 and is one of the original founders of IAS HK. Since 2003, Mr. Ferrell was the Vice President of Sales and Marketing for International DisplayWorks, Inc. (IDW). In this role, he directed worldwide sales where he grew revenue from $10 million in 2001 to over $100 million in FY 2006. Mr. Ferrell began working for IDW in 2001 as a Production Coordinator with the primary focus on Hong Kong and China operations. In 2002, he was appointed Domestic Sales Manager. Prior to joining IDW, Mr. Ferrell worked as an analyst in the technology sector of a brokerage firm. Mr. Ferrell received his Bachelor of Arts in Economics from Southern Methodist University.
     Alan M. Lefko has served as Vice President of Finance of Solar Power, Inc., a California corporation since December 2006. Mr. Lefko has served as a director of IAS HK since May 2007. From July 2004 through December 2006 Mr. Lefko served as Vice President Finance and Corporate Secretary of International DisplayWorks, Inc, a manufacturer of liquid crystal displays and display modules. From February 2000 to July 2004 Mr. Lefko was Corporate Controller if International DisplayWorks, Inc. From July 1999 to January 2000, Mr. Lefko was the Chief Financial Officer of The Original Bungee Company (“Bungee”) in Oxnard, California, a manufacturer and distributor of stretch cord and webbing products. Mr. Lefko was responsible for the reorganization of Bungee’s financing structure, establishment of an asset based lending program and implementation of cost accounting systems and controls. From 1989 to 1999, Mr. Lefko served as Chief Financial Officer and Controller of Micrologic, a manufacturer and distributor of Global Positioning Systems and Vikay America, Inc., a subsidiary of Vikay Industrial (Singapore) Limited, based in Chatsworth, California. Mr. Lefko has a BA degree in Business Administration and Accounting from California State University, Northridge,

California.
     Todd Lindstrom has served as President of our wholly owned subsidiary, Yes! Solar, Inc. since December 2007. Prior to this he served as our Vice President of Operations since November 2006. Mr. Lindstrom brings over 18 years of experience in construction and construction-related industries to Solar Power, Inc. From 2001 to 2005, Mr. Lindstrom has been directly involved in the development and financing of over $80 million of photovoltaic solar projects for commercial, residential and government clients throughout California. From 2004 to 2005, Mr. Lindstrom was the Vice President of Sun Power and Geothermal Energy. From 2001 to 2003, Mr. Lindstrom served as Vice President of the Electric and Gas Industry Association. From 1999 to 2001, Mr. Lindstrom worked nationally as Vice President of Dealer Relations for CarsDirect.com. As a founding employee, Mr. Lindstrom was directly involved in the growth of this company from four employees to 625 employees, and over $250 million in annual sales. In 1990 Mr. Lindstrom started his own construction company. To enhance his construction company, Mr. Lindstrom purchased a Floor Coverings International (FCI) franchise, which he quickly developed into the second largest volume franchise in the FCI system. Mr. Lindstrom is an alumnus of California State University, Sacramento where he focused on Marketing and Public Relations.
     Eric Hafter has served as President of our wholly-owned subsidiary, SPIC, Inc., since December 2007. For the past two years he served as the Senior Director of a consulting business focusing on all aspects of the solar industry. Prior to that he served for over ten years on the board of directors for PowerLight Corporation, where he joined the senior management team as General Manager of European Operations in 2004 and spearheaded PowerLight’s entry into Germany and Southern Europe. Accomplishments during his tenure include the completion of the world’s first ten megawatt PV plant and the development of three major solar power plants located in Germany. In 2005, Mr. Hafter’s team managed the site development and negotiated the sale of an eleven megawatt solar power park to General Electric Energy Finance, which during 2007 became the world’s largest PV output system. Collectively, Mr. Hafter’s experience includes over 25 years of developing large scale renewable energy and commercial property projects, including retail shopping, commercial and residential projects.
Audit Committee Financial Expert
     From December 29, 2006, Mr. Regan has served as the chairman of our Audit Committee, and is qualified as an Audit Committee Financial Expert. Mr. Regan is independent as determined by the NASDAQ listing standards.
Compliance with Section 16(a) of the Securities Exchange Act of 1934
     Based solely upon a review of Forms 3, 4 and 5 delivered to us as filed with the Securities Exchange Commission, our executive officers and directors, and persons who own more than 10% of our Common Stock timely filed all required reports pursuant to Section 16(a) of the Securities Exchange Act.
Code of Ethics
     We have adopted a code of ethics that applies to all our employees including our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions. The Code of Ethics is available at our website at www.solarpowerinc.net. We will provide any requestor with w copy of the Code of Ethics at no charge by contacting Alan Lefko, Secretary at Solar Power, Inc., 1115 Orlando Avenue, Roseville, CA 95661-5247.
Committees of the Board of Directors
Audit Committee
     The Audit Committee of the Board of Directors makes recommendations regarding the retention of the independent registered public accounting firm, reviews the scope of the annual audit undertaken by our independent registered public accounting firm and the progress and results of their work, reviews our financial statements, and oversees the internal controls over financial reporting and corporate programs to ensure compliance with applicable laws. The Audit Committee reviews the services performed by the independent registered public accounting firm and determines whether they are compatible with maintaining the registered public accounting firm’s independence. The Audit Committee has a Charter, which is reviewed annually and as may be required due to changes in industry accounting practices or the promulgation of new rules or guidance documents. The Audit Committee Charter was filed as Appendix C to the fiscal 2006 proxy statement. The Audit Committee consists of three independent directors as determined by

NASDAQ listing standards: Mr. D. Paul Regan (Audit Committee Chairman), Mr. Ronald A. Cohan (Vice Chairman) and Mr. Larry D. Kelley. Mr. D. Paul Regan is qualified as an Audit Committee Financial Expert.
          In fulfilling its oversight responsibilities, the Audit Committee has reviewed and discussed the audited financial statements with management and discussed with the independent auditors the matters required to be discussed by SAS 61. Management is responsible for the financial statements and the reporting process, including the system of internal controls. The independent auditors are responsible for expressing an opinion on the conformity of those audited financial statements with generally accepted accounting principles.
          The Audit Committee discussed with the independent auditors, the auditors’ independence from the management of the Company and received written disclosures and the letter from the independent accountants required by Independence Standards Board Standard No. 1.
          After review and discussions mentioned above, the Board recommended that the audited financial statements be included in the Company’s Annual Report on Form 10-KSB.
Compensation Committee
           The Compensation Committee of the Board of Directors reviews and approves executive compensation policies and practices, reviews salaries and bonuses for our officers, administers the Company’s stock option plans and other benefit plans, and considers other matters as may, from time to time, be referred to them by the Board of Directors. The members of the Compensation Committee are Mr. Ronald A. Cohan (Compensation Committee Chairman), Mr. Timothy B. Nyman and Mr. Larry D. Kelley. The Compensation Committee Charter was filed as Appendix D to the fiscal 2006 proxy statement
Governance & Nominating Committee
          The Governance & Nominating Committee prepares governance guidelines and makes recommendations to our Board of Directors with respect to modification of those policies, assessment of potential new board members backgrounds and qualifications, and annual review of existing members, review and assessment of any waivers under our Ethics Policy, and review and make recommendations with respect to any shareholder proposals. The members of the Governance & Nominating Committee are Mr. Ronald A. Cohan and Mr. Timothy B. Nyman. The Governance and Nominating Committee Charter was filed as Appendix E to the fiscal 2006 proxy statement
          Our directors take a critical role in guiding our strategic direction and oversee the management of the Company. Board candidates are considered based upon various criteria, such as their broad-based business and professional skills and experiences, a global business and social perspective, concern for the long-term interests of the stockholders and personal integrity and judgment. In addition, directors must have time available to devote to Board activities and to enhance their knowledge of the growing industry. Accordingly, we seek to attract and retain highly qualified directors who have sufficient time to attend to their substantial duties and responsibilities to the Company.
          In carrying out its responsibilities, the Governance & Nominating Committee will consider candidates suggested by stockholders. If a stockholder wishes to formally place a candidate’s name in nomination, however, he or she must do so in accordance with the provisions of our Bylaws. According to our Bylaws, nominations of persons for election to the Board may be made by any stockholder of the Company, entitled to vote for the election of directors at a meeting, who complies with the following notice procedures. Such nominations, other than those made by or at the direction of the board of directors, shall be made by timely notice in writing to the secretary of the corporation. To be timely, a stockholder’s notice must be delivered or mailed to and received at the registered office of the corporation not less than 30 days prior to the date of the meeting; provided, in the event that less than 40 days’ notice of the date of the meeting is given or made to stockholders, to be timely, a stockholder’s notice must be received not later than the close of business on the tenth day following the day on which such notice of the date of the meeting was mailed. Such stockholder’s notice shall set forth (a) as to each person whom such stockholder proposes to nominate for election or reelection as a director, all information relating to such person that is required to be disclosed in solicitations of proxies for election of directors, or is otherwise required, in each case pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended (including each such person’s written consent to serve as a director if elected); and (b) as to the stockholder giving the notice (i) the name and address of such stockholder as it appears on the corporation’s books, and (ii) the class and number of shares of the corporation’s capital stock that are beneficially owned by such stockholder.
          Proposals for candidates to be evaluated by the Board must be sent to the Corporate Secretary, 1115 Orlando Avenue, Roseville, CA 95661-5247.
ITEM 10 — EXECUTIVE COMPENSATION
Summary Compensation
     The following table provides information concerning compensation earned by our former and current named executive officers on a post-merger basis, including the options and restricted stock awards substituted in connection with the Merger. A column or table has been omitted if there was no compensation awarded to, earned by or paid to any of the named executive officers or directors required to be reported in such table or column in the respective fiscal year. As of December 31, 2007, no other executive officer was paid in excess of $100,000.

Summary Compensation Table

							Non-
							Equity
							Incentive
							Plan
				Stock			Compen-	All Other
		Salary	Bonus	Awards	Option Awards		sation	Compensation
Name and Principal Position	Year	($)	($)	($)	($)		($)	($)		Total
Stephen C. Kircher (1)	2007	$180,000	$20,000	$-0-	$-0-		$-0-	$-0-		$200,000
Chief Executive Officer	2006	$117,693	$-0-	$-0-	$153,200	(2,7)	$-0-	$-0-		$270,893
and Director	2005	$-0-	$-0-	$-0-	$-0-		$-0-	$-0-		$-0-
Jeffrey G. Winzeler	2007	$93,750	$40,000	$50,000	$-0-		$-0-	$-0-		$183,750
Chief Financial Officer	2006	$-0-	$-0-	$-0-	$131,800	(8)	$-0-	$-0-		$131,800
and Former President of	2005	$-0-	$-0-	$-0-	$-0-		$-0-	$-0-		$-0-
our wholly-owned subsidiary
Bradley J. Ferrell (5)	2007	$150,000	$32,000	$-0-	$-0-		$-0-	$-0-		$182,000
Chief Operating Officer	2006	$46,731	$-0-	$-0-	$153,200	(6,7)	$-0-	$-0-		$199,931
	2005	$-0-	$-0-	$-0-	$-0-		$-0-	$-0-		$-0-
Alan M. Lefko	2007	$120,000	$5,000	$-0-	$-0-		$-0-	$-0-		$125,000
Vice President Finance and	2006	$-0-	$-0-	$-0-	$32,950	(9)	$-0-	$-0		$32,950
Secretary	2005	$-0-	$-0-	$-0-	$-0-		$-0-	$-0-		$-0-
Todd R. Lindstrom	2007	$150,000	$22,500	$-0-	$-0-		$-0-	$-0-		$172,500
President of wholly-owned	2006	$43,135	$-0-	$-0-	$131,800	(10)	$-0-	$-0-		$174,935
subsidiary	2005	$-0-	$-0-	$-0-	$-0-		$-0-	$-0-		$-0-
Glenn E. Carnahan (3)	2007	$150,000	$-0-	$50,000	$-0-		$-0-	$37,500	(11)	$237,500
Former Chief Financial	2006	$60,000	$-0-	$-0-	$153,200	(4,7)	$-0-	$-0-		$213,200
Officer	2005	$-0-	$-0-	$-0-			$-0-	$-0-		$-0-

(1)	On September 5, 2006, Mr. Kircher was appointed as our Chairman. On December 29, 2006, Mr. Kircher was appointed as our Chief Executive Officer.

(2)	Reflects substitution options issued to Mr. Kircher for his Solar Power, Inc., a California corporation, options in connection with the Merger. The options were originally granted to Mr. Kircher by Solar Power, Inc., a California corporation, for his services rendered to Solar Power, Inc., a California corporation. In connection with the substitution in 2006, Mr. Kircher was granted 100,000 options to purchase our common stock at an exercise price of $1.00 with a five year service-based vesting term of 5 years, and 100,000 performance based options at an exercise price of $1.00 whose vesting will be determined on December 31, 2010. As of the grant date on December 28, 2006, 25% of the five-year options vested and 25% of the options are scheduled to vest on each anniversary date. The options were fair-valued using the Black-Scholes valuation model.

(3)	On December 29, 2006, Mr. Carnahan was appointed as our Chief Financial Officer. Mr. Carnahan’s services as Chief Financial Officer were terminated on December 31, 2007

(4)	Reflects substitution options issued to Mr. Carnahan for his Solar Power, Inc., a California corporation options in connection with the Merger. The options were originally granted to Mr. Carnahan by Solar Power, Inc., a California corporation, for his services rendered to Solar Power, Inc., a California corporation. In connection with the substitution in 2006, Mr. Carnahan was granted 100,000 serviced-based options to purchase our common stock at an exercise price of $1.00 with a term of 5 years, and 100,000 performance based options at an exercise price of $1.00 which vesting will be determined on December 31, 2010. As of the grant date on December 28, 2006, 25% of the five-year options vested and 25% of the options are scheduled to vest on each anniversary date. The options were fair-valued using the Black-Scholes valuation model.

(5)	Mr. Ferrell is an executive officer of Solar Power, Inc., a California corporation.

(6)	Reflects substitution options issued to Mr. Ferrell for his Solar Power, Inc., a California corporation, options in connection with the Merger. The options were originally granted to Mr. Ferrell by Solar Power, Inc., a California corporation, for his services rendered to Solar Power, Inc., a California corporation,. In connection with the substitution in 2006, Mr. Ferrell was granted 100,000 serviced-based options to purchase our common stock at an exercise price of $1.00 with a term of 5 years, and 100,000 performance based options at an exercise price of $1.00 which vesting will be determined on December 31, 2010. As of the grant date on December 28, 2006, 25% of the five-year options vested and 25% of the options are scheduled to vest on each anniversary date. . The options were fair-valued using the Black-Scholes valuation model.

(7)	Reflects a valuation based on share price of private placements made at the time the stock awards were made for restricted shares and estimated fair value of stock options using the Black-Sholes valuation method.

(8)	Reflects substitution options issued to Mr. Winzeler for his Solar Power, Inc., a California corporation, options in connection with the Merger. The options were originally granted to Mr. Mr. Winzeler by Solar Power, Inc., a California corporation, in connection with his employment at Solar Power, Inc., a California corporation, In connection with the substitution in 2006, Mr. Winzeler was granted 200,000 serviced-based options to purchase our common stock at an exercise price of $1.00 with a term of 5 years. As of the grant date on December 28, 2006, 25% of the five-year options vested and 25% of the options are scheduled to vest on each anniversary date. . The options were fair-valued using the Black-Scholes valuation model.

(9)	Reflects substitution options issued to Mr. Lefko for his Solar Power, Inc., a California corporation, options in connection with the Merger. The options were originally granted to Mr. Mr. Lefko by Solar Power, Inc., a California corporation, in connection with his employment at Solar Power, Inc., a California corporation, In connection with the substitution in 2006, Mr. Lefko was granted 50,000 serviced-based options to purchase our common stock at an exercise price of $1.00 with a term of 5 years. As of the grant date on December 28, 2006, 25% of the five-year options vested and 25% of the options are scheduled to vest on each anniversary date. . The options were fair-valued using the Black-Scholes valuation model.

(10)	Reflects substitution options issued to Mr. Lindstrom for his Solar Power, Inc., a California corporation, options in connection with the Merger. The options were originally granted to Mr. Mr. Lindstrom by Solar Power, Inc., a California corporation, in connection with his employment at Solar Power, Inc., a California corporation, In connection with the substitution in 2006, Mr. Lindstrom was granted 200,000 serviced-based options to purchase our common stock at an exercise price of $1.00 with a term of 5 years. As of the grant date on December 28, 2006, 25% of the five-year options vested and 25% of the options are scheduled to vest on each anniversary date. . The options were fair-valued using the Black-Scholes valuation model.

(11)	Represents severance pay in conjunction with the termination of Mr. Carnahan’s services at the Company on December 31, 2007.

Grants of Plan-Based Awards for 2007
     The following table provides information relating to stock options awarded during the fiscal year ended December 31, 2007:

				All Other
				Stock	All Other
				Awards:	Stock Awards:	Exercise or	Grant Date
				Number of	Number of	Base Price of	Value of
				Shares of	Securities	Option	Stock
			Date of	Stock or	Underlying	Awards	Option
Name	Grant Date		Meeting	Units (#)	Options (#)	($/SH) (1)	Awards
Glenn E. Carnahan	2/7/2007	(2)	2/7/2007	50,000	—	—	$50,000
Jeffrey G. Winzeler	2/7/2007	(2)	2/7/2007	50,000	—	—	$50,000
Ronald A. Cohan	12/24/2007	(3)	11/14/2007	—	6,225	$3.45	$10,589
D. Paul Regan	12/24/2007	(3)	11/14/2007	—	6,225	$3.45	$10,589
Timothy B. Nyman	12/24/2007	(3)	11/14/2007	—	6,225	$3.45	$10,589
Larry D. Kelley	12/24/2007	(3)	11/14/2007	—	6,225	$3.45	$10,589

(1)	The exercise price of the options is equal to the closing market price of the common stock on the grant date

(2)	The restricted stock award shown vested fully at date of grant and since the Company stock was not trading publically at the time is fair-valued at the per share price of our most recent private placement.

(3)	At the November 14, 2007 meeting of the Independent Directors, the grant date of the stock option award was set as 2 business days following public disclosure of our forthcoming private equity financing, vesting fully on the date of grant.
Outstanding Equity Awards at Fiscal Year End
     The following table summarizes the options awards granted to each of the named executive officer identified above in the summary compensation table above pursuant to our Equity Incentive Plan. No stock options were exercised in the last fiscal year.
Outstanding Equity Awards at Fiscal Year-End

Option awards							Stock awards
Equity
									Equity	incentive
									incentive	plan
									plan	awards:
								Market	awards:	market
								value	number	or
							Number	of	of	payout
				Equity			of	shares	unearned	value of
				incentive plan			shares	or	shares,	unearned shares,
				awards:			or units	units of	units or	units or
	Number of		Number of	number of			of stock	stock	other	other
	securities		securities	securities			that	that	rights	rights
	underlying		underlying	underlying			have	have	that have	that have
	unexercised		unexercised	unexercised	Option	Option	not	not	not	not
	options (#)		options (#)	unearned	exercise	expiration	vested	vested	vested	vested
Name	Exerciseable		Unexerciseable	options (#)	price ($)	date	(#)	($)	(#)	($)
Stephen C. Kircher	33,333	(1)	-0-	116,667 (1)	$1.00	12/28/2011	-0-	-0-	-0-	-0-
Glenn E. Carnahan	50,000	(1)	-0-	—	$1.00	3/31/2008	-0-	-0-	-0-	-0-
Bradley J. Ferrell	50,000	(1)	-0-	150,000 (1)	$1.00	12/28/2011	-0-	-0-	-0-	-0-
Jeffrey G. Winzeler	100,000	(1)	-0-	100,000 (1)	$1.00	12/28/2011	-0-	-0-	-0-	-0-
Alan M. Lefko	25,000	(1)	-0-	25,000 (1)	$1.00	12/28/2011	-0-	-0-	-0-	-0-
Todd R. Lindstrom	100,000	(1)	-0-	100,000 (1)	$1.00	12/28/2011	-0-	-0-	-0-	-0-

(1)	Reflects options issued to respective named executive officers to purchase shares of our common stock. Messrs. Kircher, Carnahan, Winzeler, Lefko, Lindstrom and Ferrell were each granted service-based five-year options to purchase our common stock at an exercise price of $1.00. As of December 31, 2007, 50% of the options vested. Messrs. Kircher, and Ferrell were each granted 100,000 performance-based options to purchase common stock at an exercise price of $1.00 per share, which options shall vest at either 0% or 100% on December 31, 2010, depending on whether certain cumulative revenue goals were met over the four year period.
Long-Term Incentive Plans-Awards in Last Fiscal Year
     We do not currently have any long-term incentive plans.
Compensation of Directors
     All our non-employee directors earned director compensation in 2007 in the form of quarterly retainers and committee chairman retainers as set forth in the following table:

Quarterly retainer	$3,000
Annual Audit Committee Chairman	$5,000
Annual Audit Committee Vice Chairman	$2,500
Compensation Committee Chairman	$3,000
Governance & Nominating Committee Chairman	$3,000
     In addition, we reimburse our directors for their reasonable expenses incurred in attending meetings of the Board and its committees.
     Additionally, each of our independent Directors received 25,000 restricted shares of our common stock when they joined the Board that vest 25% over four years beginning on December 28, 2006. In December 2007, each independent Director received 6,225 options to purchase shares of our common stock at $3.45 per share, the closing price of our common stock on NASDAQ OTCBB on December 24, 2007, date of grant.
Director Compensation
     The following table sets forth the compensation received by each of the Company’s non-employee Directors. Each non-employee director is considered independent under NASD listing standards. Stephen C. Kircher, the Chief Executive Officer of the Company is the Chairman of the Board of Directors and received no additional compensation for serving on the Board. His compensation is described in the Summary Compensation Table above.

				Non-Equity	Nonqualified	All Other
	Fees Earned or Paid			Incentive Plan	Deferred	Compensation
Name	in Cash ($)	Stock Awards ($)	Option Awards ($)	Compensation ($)	Compensation ($)	($)	Total ($)

Timothy B. Nyman	16,761	-0-	10,589	-0-	-0-	-0-	27,350
Ronald Cohan	28,633	-0-	10,589	-0-	-0-	-0-	39,222
D. Paul Regan	23,745	-0-	10,589	-0-	-0-	-0-	34,334
Larry D. Kelley	16,761	-0-	10,589	-0-	-0-	-0-	27,350
Employment Agreements
     We do not currently have any employment agreements with our executive officers. We do not anticipate having employment contracts with executive officers and key personnel in the future.

ITEM 11 — SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
     The following table sets forth as of December 31, 2007 certain information relating to the ownership of our common stock by (i) each person known by us to be the beneficial owner of more than 5% of the outstanding shares of the class of equity security, (ii) each of our Directors, (iii) each of our executive officers, (iv) certain executive officers of our subsidiary, and (v) all of our executive officers and directors as a group. Except as may be indicated in the footnotes to the table and subject to applicable community property laws, each of such persons has the sole voting and investment power with respect to the shares owned.

	Shares Beneficially		Percentage Beneficially
Name and Address of Beneficial Owner (1)	Owned		Owned
Stephen C. Kircher; Chief Executive Officer and Director 1115 Orlando Avenue Roseville, CA 95661	8,190,000	(2)	20.10%
Jeffrey G. Winzeler, Chief Financial Officer 1115 Orlando Avenue Roseville, CA 95661	125,000	(3)	*
Larry D. Kelley, Director 1115 Orlando Avenue Roseville, CA 95661	531,225	(4)	1.30%
D. Paul Regan, Director 1115 Orlando Avenue Roseville, CA 95661	131,225	(17)	*
Timothy B. Nyman, Director 8 Surf Drive Bristol, RI 02809	481,225	(17)	1.18%
Ron Cohan, Director 1115 Orlando Avenue Roseville, CA 95661	131,225	(5)	*
Bradley J. Ferrell (6) 1115 Orlando Avenue Roseville, CA, 95661	1,550,000	(7)	3.80%
Alan M. Lefko (8) 1115 Orlando Avenue Roseville, CA 95661	40,000	(9)	*
Todd Lindstrom (10) 1115 Orlando Avenue Roseville, CA 95661	155,000	(11)	*
Gerald R. Moore 1115 Orlando Avenue Roseville, CA 95661	3,133,333	(14) (13)	7.69%
All Executive Officers and Directors as a Group	14,453,233		35.47%
Reid S. Walker, G. Stacy Smith and Patrick P. Walker c/o Walker Smith Capital 300 Crescent Court, Suite 1111 Dallas, TX 75201	2,623,050	(15)	6.44%
Steven CY Chang c/o CID Group 28th Fl., 97 Tun Hwa S. Rd., Sec. 2 Taipei 106, Taiwan	2,000,000	(16)	4.91%

*	Less than 1%

(1)	Beneficial ownership has been determined in accordance with Rule 13d-3 under the Exchange Act. Pursuant to the rules of the SEC, shares of Common Stock which an individual or group has a right to acquire within 60 days pursuant to the exercise of options or warrants are deemed to be outstanding for the purpose of computing the percentage ownership of such individual or group, but are not deemed to be beneficially owned and outstanding for the purpose of computing the percentage ownership of any other person shown in the table.

(2)	Includes 2,040,000 shares issued in the names of trusts established for the benefit of Mr. Kircher’s two sons, to each of which Mr. Kircher is the trustee. Also includes 50,000 shares underlying options, to the extent exercisable within 60 days.

(3)	Includes 100,000 shares underlying options, to the extent exercisable within 60 days.

(4)	Includes 500,000 shares issued in the name of trust, to which Mr. Kelley is the trustee. Also includes 6,225 fully vested shares underlying options exercisable at $1.00 per share and 25,000 shares of common stock granted as restricted stock awards, of which 12,500 have vested and 12,500 are subject to vesting and forfeiture conditions.

(5)	Includes 100,000 shares issued in the name of trust, to which Mr. Cohan is a trustee. Also includes 6,225 fully vested shares underlying options exercisable at $1.00 per share and 25,000 shares of common stock granted as restricted stock awards, of which 12,500 have vested and 12,500 are subject to vesting and forfeiture conditions.

(6)	Mr. Ferrell is our Chief Operating Officer.

(7)	Includes 100,000 shares underlying options, to the extent exercisable within 60 days.

(8)	Mr. Lefko is our Vice President of Finance.

(9)	Includes 15,000 shares issued in the name of trust, to which Mr. Lefko is a trustee. Also Includes 25,000 shares underlying options, to the extent exercisable within 60 days.

(10)	Mr. Lindstrom is the President of our wholly owned subsidiary, Yes! Solar, Inc.

(11)	Includes 100,000 shares underlying options, to the extent exercisable within 60 days.

(12)	Not used.

(13)	Mr. Moore is our Vice President of Manufacturing for our IAS HK subsidiary. Mr. Moore is not an “executive officer” for purposes of Section 16 since he is not in charge of a principal business unit, division or function and does not have policy making authority.

(14)	Includes 33,333 shares underlying options, to the extent exercisable within 60 days.

(15)	Consists of 562,720 shares issued in the name of WS Opportunity Fund International, Ltd.; 542,358 shares issued in the name of Walker Smith International Fund, Ltd.; 442,406 shares issued in the name of WS Opportunity Fund, L.P.; 413,105 shares issued in the name of WS Opportunity Fund (QP), L.P.; 387,856 shares issued in the name of Walker Smith Capital (QP), L.P.; 214,054 shares issued in the name of HHMI Investments, L.P.; and 60,551 shares issued in the name of Walker Smith Capital, L.P. WS Capital, LLC (“WS Capital”) is the general partner of WS Capital Management, L.P. (“WSC Management”), which is the general partner of Walker Smith Capital, L.P and Walker Smith Capital (QP) L.P., the investment manager and agent and attorney-in-fact for Walker Smith International Fund, Ltd., and the investment manager for HHMI Investments, L.P. WSV Management, LLC (“WSV”) is the general partner of WS Ventures Management, L.P. (“WSVM”), which is the general partner of Walker Smith Opportunity Fund, L.P. and WS Opportunity Fund (QP) L.P. and the investment manager and agent and attorney-in-fact for WWS Opportunity Fund International, Ltd. Reid S. Walker and G. Stacy Smith are principals of WS Capital and WSV, and Patrick P. Walker is a principal of WSV.

(16)	Consists of 750,000 shares issued in the name of Asia Pacific Genesis Venture Capital Funds Ltd.; 500,000 shares issued in the name of Sekai Capital Ltd.; 222,260 shares issued in the name of Global Vision Venture Capital Co., Ltd; 135,343 shares issued in the name of Asia Pacific Century Venture Capital Ltd.; 95,732 shares issued in the name of China Power Venture Capital Co., Ltd; 70,893 shares issued in the name of C&D Capital Corp.; 53,165 shares issued in the name of Nien Hsing International (Bermuda) Ltd.; 48,394 shares issued in the name of Asia Group Worldwide Limited; 39,922 shares issued in the name of STAR Pacific Worldwide Limited; 31,931 shares issued in the name of A&D Capital Corp.; 28,948 shares issued in the name of J&D Capital Corp.; and 23,412 shares issued in the name of CAM-CID Asia Pacific Investment Corp. Mr. Chang is President of the foregoing entities and is deemed to control all of their respective shares holdings.

(17)	Includes 6,225 fully vested shares underlying options exercisable at $1.00 per share and 25,000 shares of common stock granted as restricted stock awards, of which 12,500 have vested and 12,500 are subject to vesting and forfeiture conditions.
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
     During the year ended December 31, 2007, the Company issued 583,900 serviced-based options under its 2006 Equity Incentive Plan. The options were fair-valued from $0.64 to $1.70 using the Black-Scholes model, expire five years from the date of grant and are exercisable from $1.00 to $3.45 per share.

Equity Compensation Plan Information
     We have outstanding 1,767,233 service-based and 200,000 performance-based stock options to purchase shares of our common stock and have issued 200,000 shares of restricted stock. The service-based and performance-based options have an exercise price from $1.00 to $3.45 and are subject to vesting schedules and terms. As of December 31, 2007, we had 2,167,233 service-based, performance-based options and restricted stock awards outstanding. The following table provides aggregate information as of December 31, 2007 with respect to all compensation plans (including individual compensation arrangements) under which equity securities are authorized for issuance.

	(a) Number of		Number of securities
	securities to be		remaining available for
	issued upon		future issuance under
	exercise of	Weighted-average	equity compensation
	of outstanding	exercise price of	plans (excluding
	options, warrants	outstanding options,	securities reflected
Plan Category	and rights	warrants and rights	in column (a))
Equity Compensation Plans approved by security holders	1,967,233 (3)	$1.03	1,408,578 (1)
Equity Compensation Plans not approved by security holders	2,366,302 (2)	$2.88	—
Total	4,333,535 (2)	$2.04	1,408,578 (1)

(1)	Includes number of shares of common stock reserved under the 2006 Equity Incentive Plan (the “Equity Plan”) as of December 31, 2007, which reserves 9% of the outstanding shares of common stock of the Company.

(2)	Includes warrants to issue 2,366,302 shares of common stock exercisable from $1.00 to $3.90 per share expiring from October 4, 2011 to December 20, 2012.

(3)	Table does not include restricted stock issued under the Equity Incentive Plan.
ITEM 12 — CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR’S INDEPENDENCE
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
     On August 23, 2006, Solar Power, Inc., a California corporation, entered into an Agreement and Plan of Merger, as amended by that First Amendment to the Agreement and Plan of Merger dated October 4, 2006, the Second Amendment to the Agreement and Plan of Merger dated December 1, 2006 and the Third Amendment to the Agreement and Plan of Merger dated December 21, 2006 (the “Merger Agreement”) with, Solar Power, Inc., a California corporation, Welund Acquisition Corp., a Nevada corporation and a wholly-owned subsidiary of Solar Power, Inc. a Nevada corporation (formerly Welund Fund, Inc.). The Merger was consummated on December 29, 2006, pursuant to which Solar Power, Inc., a California corporation, became our wholly owned subsidiary of Solar Power, Inc., a Nevada corporation (formerly Welund Fund, Inc.). In connection with the Merger we issued an aggregate of 14,500,000 shares of our restricted common stock to the existing shareholders of. Solar Power, Inc., a California corporation. Each share of common stock of Solar Power, Inc., a California corporation, was cancelled and exchanged for one share of Solar Power, Inc., a Nevada corporation (formerly Welund Fund, Inc.)’s common stock. As a result, Mr. Kircher, our Chief Executive Officer and Director who was also the Director and Chief Executive Officer of Solar Power, Inc., a California corporation, became the beneficial owner of 8,125,000 shares of our common stock, including 2,000,000 shares issued to trusts held for benefit of his sons, and shares issuable upon the exercise of vested options; and Mr. Moore, the Vice President of Manufacturing of Solar Power, Inc., a California corporation, became the beneficial owner 4,125,000 shares of our common stock, excluding unvested options to purchase 150,000 shares of our common stock. In addition, Solar Power, Inc., a California corporation, options for 2,000,000 shares of common stock were substituted by awards of restricted stock and options to purchase shares of Solar Power, Inc., a Nevada corporation (formerly Welund Fund, Inc.)’s common stock at $1.00 per share with the options having a term of five years and the restricted stock awards vesting over a period of three years. As a result of the substitution, Messrs. Kircher, Carnahan, Moore and Ferrell have each been granted the option to purchase 100,000 shares of Solar Power, Inc., a Nevada corporation (formerly Welund Fund, Inc.)’s common stock. The options are exercisable at $1.00 per share, will vest over a period of 3 years and have a term of 5 years. In addition, Messrs. Kircher, Carnahan, Moore and Ferrell were each also granted performance-based options to purchase stock. Messrs. Kircher, Carnahan, Moore and Ferrell each received the option to purchase 100,000 shares of Solar Power, Inc., a Nevada corporation (formerly Welund Fund, Inc.)’s common stock, which options will vest at either 0% or 100%, such vesting to be determined on December 31, 2010 (the “Determination Time”). The vesting determination will be based on certain annual revenue performance goals of the Company. The performance goals will be determined on a cumulative basis at the Determination Time, to account for any year-to-year discrepancies in meeting each annual performance goal. In addition, Mr. Lefko was granted options to purchase 50,000 shares of Solar Power, Inc., a Nevada corporation (formerly Welund Fund, Inc.)’s common stock, at an exercise price of $1.00 per share, which options vest over a period of 3 years and have a 5-year term. In addition, as a result of the substitution, Messrs. Cohan, Mr. Regan, Mr. Kelley, Mr. Nyman were each granted restricted stock awards of 25,000 shares of Solar Power, Inc. a Nevada corporation (formerly Welund Fund, Inc.)’s common stock, of which awards, 12,500 shares have vested.
     In July, August and September 2006, Solar Power, Inc., a Nevada corporation (formerly Welund Fund, Inc.)’s wholly owned subsidiary, Solar Power, Inc., a California corporation, issued five demand promissory notes for an aggregate principal amount of $320,000 bearing an interest rate of eight percent (8%) per annum, to Mr. Kircher, our Director and Chief Executive Officer who was also the Director and Chief Executive Officer of Solar Power, Inc., a California corporation, at such time. The promissory notes were issued in connection with advances provided by Mr. Kircher to Solar Power, Inc., a California corporation, to be used for working capital. The note was paid in full in January 2007.
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
     In August 2007, Stephen C. Kircher, our CEO and Gerald R. Moore returned to the Company 50,000 each service-based stock options. The options were granted on December 28, 2006 and were not vested at the time they were returned. The return of these options required on acceleration of the stock-based compensation expense Per FAS 123(R). This expense was recognized in the third quarter of 2007.
     In December 2007, entities controlled by Reid Walker, G. Stacy Smith and Patrick P. Walker participated as investors in our private placement and purchased an additional 480,800 shares of our common stock and received warrants underlying 144,237 shares of our common stock.
ITEM 13 — EXHIBITS

Exhibit No.	Description

2.1	Agreement and Plan of Merger dated as of January 25, 2006 between Welund Fund, Inc. (Delaware) and Welund Fund, Inc. (Nevada) (1)

2.2	Agreement and Plan of Merger by and among Solar Power, Inc., a California corporation, Welund Acquisition Corp., a Nevada corporation, and Welund Fund, Inc. a Nevada corporation dated as of August 23, 2006(2)

2.3	First Amendment to Agreement and Plan of Merger dated October 4, 2006(3)

2.4	Second Amendment to Agreement and Plan of Merger dated December 1, 2006(4)

2.5	Third Amendment to Agreement and Plan of Merger dated December 21, 2006(5)

2.6	Agreement and Plan of Merger by and between Solar Power, Inc., a California corporation and Dale Renewables Consulting, Inc., a California corporation, and James M. Underwood, Ronald H. Stickney and Todd Lindstrom, dated as of August 20, 2006, as amended by the First Amendment to Agreement and Plan of Merger dated October 31, 2006, and further amended by the Second Amendment to Agreement and Plan of Merger dated November 15, 2006(17)

2.7	Agreement of Merger by and between Solar Power, Inc., a California corporation, Dale Renewables Consulting, Inc., a California corporation, and James M. Underwood, Ronald H. Stickney and Todd Lindstrom dated November 15, 2006(17)

2.8	Agreement of Merger by and between Solar Power, Inc., a California corporation, Solar Power, Inc., a Nevada corporation and Welund Acquisition Corp., a Nevada corporation dated December 29, 2006(17)

2.9	Agreement of Merger by and between Solar Power, Inc., a Nevada corporation and Solar Power, Inc., a California corporation, dated February 14, 2007 (6)

Exhibit No.	Description

3.1	Amended and Restated Articles of Incorporation(6)

3.2	Bylaws(6)

3.3	Specimen (17)

4.1	Form of Subscription Agreement(7)

4.2	Form of Registration Rights Agreement(7)

10.1	Share Purchase Agreement for the Purchase of Common Stock dated as of April 1, 2004, by and between Kevin G. Elmore and Mr. T. Chong Weng(8)

10.2	Share Purchase Agreement for the Purchase of Common Stock dated as of June 9, 2004, by and between Kevin G. Elmore and Liberty Associates Holdings, LLC(9)

10.3	Purchase and Servicing Agreement between Welund Fund, Inc. and Village Auto, LLC, dated March 30, 2005(10)

10.4	Demand Promissory Note issued by Paxton Energy Corp. (11)

10.5	Engagement Letter with Roth Capital Partners, dated August 29, 2006(12)

10.6	Credit Facility Agreement by and between the Company and Solar Power, Inc., a California corporation effective September 19, 2006(12)

10.7	Security Agreement by and between the Company and Solar Power, Inc., a California corporation effective September 19, 2006(12)

10.8	Secured Promissory Note issued by Solar Power, Inc., a California corporation in favor of the Company(12)

10.9	First Amendment to the Credit Facility Agreement dated November 3, 2006(13)

10.10	Securities Purchase Agreement dated September 19, 2006 (12)

10.11	Registration Rights Agreement dated September 19, 2006(12)

10.12	Securities Purchase Agreement dated October 4, 2006 (14)

10.13	Registration Rights Agreement dated October 4, 2006(14)

10.14	Roth Capital Warrant(14)

10.15	Subordination Agreement by and between Steve Kircher, the Company and Solar Power, Inc., a California corporation dated August 31, 2006(14)

10.16	Addendum to Subordination Agreement dated September 6, 2006(14)

10.17	Unsecured Promissory Note for $150,000 issued by Solar Power, Inc., a California corporation in favor of the Company dated August 31, 2006(14)

10.18	Unsecured Promissory Note for $50,000 issued by Solar Power, Inc., a California corporation dated September 6, 2006(14)

10.19	Secured Promissory Note for $975,000 issued by Solar Power, Inc., a California corporation in favor of Solar Power, Inc, a Nevada corporation (formerly Welund Fund, Inc.), dated September 19, 2006(14)

10.20	Secured Promissory Note for $100,000 issued by Solar Power, Inc., a California corporation in favor of Solar Power, Inc., a Nevada corporation (formerly Welund Fund, Inc.), dated September 25, 2006(14)

10.21	Secured Promissory Note for $130,000 issued by Solar Power, Inc., a California corporation in favor of Solar Power, Inc., a Nevada corporation (formerly Welund Fund, Inc.), dated September 27, 2006(14)

10.22	Secured Promissory Note for $75,000 issued by Solar Power, Inc., a California corporation in favor of Solar Power, Inc., an Nevada corporation (formerly Welund Fund, Inc.), dated October 6, 2006(14)

10.23	Secured Promissory Note for $340,000 issued by Sola Power, Inc., a California corporation in favor of Solar Power, Inc., a Nevada corporation (formerly Welund Fund, Inc.), dated October 16, 2006(14)

10.24	Secured Promissory Note for $235,000 issued by Solar Power, Inc., a California corporation in favor of Solar Power, Inc., a Nevada corporation (formerly Welund Fund, Inc.), dated October 30, 2006(14)

10.25	Secured Promissory Note $445,000 issued by Solar Power, Inc., a California corporation in favor of Solar Power, Inc., a Nevada corporation (formerly Welund Fund, Inc.), dated November 7, 2006 (14)

10.26	Demand Note $1,446,565 issued by Solar Power, Inc., a California corporation in favor of the Company dated November 15, 2006 (14)

Exhibit No.	Description

10.27	2006 Equity Incentive Plan (17)

10.28	Form of Nonqualified Stock Option Agreement(17)

10.29	Form of Restricted Stock Award Agreement(17)

10.30	Assignment and Interim Operating Agreement by and between Solar Power, Inc., a California corporation, Dale Stickney Construction, Inc., a California corporation, and Dale Renewables Consulting, Inc., a California corporation dated August 20, 2006(17)

10.31	Restrictive Covenant Agreement by and between Solar Power, Inc., a California corporation, Todd Lindstrom, James M. Underwood and Ronald H. Stickney dated November 15, 2006(17)

10.32	Receivables and Servicing Rights Purchase and Sale Agreement by and between the Company and Village Auto, LLC a California limited liability company dated December 29, 2006(15)

10.33	Contract Revenues Agreement by and between Sundance Power, LLC, a Colorado limited liability company and Solar Power, Inc., a California corporation, dated September 5, 2006(18)

14.1	Code of Ethics **

16.1	Letter of Hansen Barnett & Maxwell(16)

21.1	List of Subsidiaries(18)

31.1	Rule 13(a) — 14(a)/15(d) — 14(a) Certification (Principal Executive Officer)*

31.2	Rule 13(a) — 14(a)/15(d) — 14(a) Certification (Principal Financial Officer)*

32	Section 1350 Certifications*
Footnotes to Exhibits Index

*	Filed herewith

**	Previously filed

(1)	Incorporated by reference to Form 8-K filed with the SEC on February 3, 2006.

(2)	Incorporated by reference to Form 8-K filed with the SEC on August 29, 2006.

(3)	Incorporated by reference to Form 8-K filed with the SEC on October 6, 2006.

(4)	Incorporated by reference to Form 8-K filed with the SEC on December 6, 2006.

(5)	Incorporated by reference to Form 8-K filed with the SEC on December 22, 2006.

(6)	Incorporated by reference to Form 8-K filed with the SEC on February 20, 2007.

(7)	Incorporated by reference to Form 10-QSB filed with the SEC on August 14, 2006.

(8)	Incorporated by reference to Form 8-K filed with the SEC on April 2, 2004.

(9)	Incorporated by reference to Form 8-K filed with the SEC on June 18, 2004.

(10)	Incorporated by reference to Form 10-QSB filed with the SEC on May 24, 2005.

(11)	Incorporated by reference to Form 10-QSB filed with the SEC on November 14, 2005.

(12)	Incorporated by reference to Form 8-K filed with the SEC on September 25, 2006

(13)	Incorporated by reference to Form 8-K filed with the SEC on November 7, 2006.

(14)	Incorporated by reference to Form 10-QSB filed with the SEC on November 20, 2006.

(15)	Incorporated by reference to Form 8-K filed with the SEC on January 8, 2007.

(16)	Incorporated by reference to Form 8-K filed with the SEC on January 8, 2007 (disclosing change in auditors).

(17)	Incorporated by reference to the Form SB-2 filed with the SEC on January 17, 2007.

(18)	Incorporated by reference to the Pre-Effective Amendment No. 1 to Form SB-2 filed with the SEC on March 6, 2007.
ITEM 14 — PRINCIPAL ACCOUNTANT FEES AND SERVICES.
     The following table shows the fees paid or accrued by us for service through December 31, 2007 for the audit and other services provided Macias Gini & O’Connell LLP (“Macias”), Hansen, Barnett & Maxwell, PC (“Hansen”), and BDO McCabe Lo Limited (“BDO”) and for tax services provided by Wealth and Tax Advisory Services, Inc. (“WTAS”) for the fiscal periods shown.

	December 31. 2007				December 31. 2006
	Macias	Hansen	WTAS	BDO	Macias	Hansen	BDO
Audit fees	$209,822	$—	$—	$113,000	$179,390	$8,285	$104,000
Audit-related fees	232,164	—	—	85,780		7,256	6,500
Tax Fees	—	2,086	72,620			552	—
All other fees	7,325	25,879		—		—	—

Total	$449,311	$27,965	$72,620	$198,780	$179,390	$16,093	$110,500

     Audit fees consist of fees billed for professional services rendered for the audit of our financial statements and review of the interim financial statements included in quarterly reports and services that are normally provided by the above auditors in connection with statutory and regulatory fillings or engagements.
     Audit related fees consist of assurance and related services that are reasonably related to the performance of audit or review of our financial statements related to our SEC filings.
     Tax Fees shown above all related to the preparation of our corporate tax returns.
     Our Audit Committee approved the audit and audit related Fees for fiscal periods ended December 31, 2007, 2006 and 2005. Our Audit Committee policies require it to approve the fees and scope of work for all annual audits and quarterly financial statement reviews. Prior to the formation of our audit committee, the full Board of Directors pre-approved all audit and non-audit services to be performed by the independent registered public accounting firm in accordance with the rules and regulations promulgated under the Securities Exchange Act of 1934, as amended. The Board of Directors pre-approved 100% of the audit, audit-related and tax services performed by the independent registered public accounting firm the period January 18, 2005, inception, to December 31, 2005 and for the interim periods through December 31, 2006.

SIGNATURES
     In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
       SOLAR POWER, INC.
Dated: March 25, 2008

/s/ Stephen C. Kircher
By: Stephen C. Kircher
Its: Chief Executive Officer and Chairman of the
Board (Principal Executive Officer)
Dated: March 25, 2008

/s/ Jeffrey G. Winzeler
By: Jeffrey G. Winzeler
Its: Chief Financial Officer (Principal Financial
Officer and Principal Accounting Officer)
     Pursuant to requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Capacity	Date

/s/ Stephen C. Kircher	Director	March 25, 2008
Stephen C. Kircher

/s/ Timothy B. Nyman	Director	March 25, 2008
Timothy B. Nyman

/s/ D. Paul Regan	Director	March 25, 2008
D. Paul Regan

/s/ Larry D. Kelley	Director	March 25, 2008
Larry D. Kelley

/s/ Ronald A. Cohan	Director	March 25, 2008
Ronald A. Cohan

Index to Financial Statements

Page
A. Financial Statements of Solar Power, Inc., a California corporation
Report of Macias Gini & O’Connell LLP, an Independent Registered Public Accounting Firm	F-2
Report of BDO McCabe Lo Limited, an Independent Registered Public Accounting Firm	F-3
Consolidated Balance Sheet of Solar Power, Inc. (formerly International Assembly Solutions, Limited) as of December 31, 2007	F-4
Consolidated Statements of Operations of Solar Power, Inc. (formerly International Assembly Solutions, Limited) for the years ended December 31, 2007 and 2006	F-5
Consolidated Statements of Cash Flows of Solar Power, Inc. (formerly International Assembly Solutions, Limited) for the years ended December 31, 2007 and 2006	F-6
Consolidated Statements of Stockholders’ Equity of Solar Power, Inc., (formerly International Assembly Solutions, Limited) for the years ended December 31, 2007 and 2006	F-8
Notes to Consolidated Financial Statements	F-9

Report of Independent Registered Public Accounting Firm
Board of Directors and Stockholders
Solar Power, Inc.
Roseville, California
We have audited the accompanying consolidated balance sheet of Solar Power, Inc. (formerly International Assembly Solutions, Limited) (the “Company”) as of December 31, 2007 and the related consolidated statements of operations, stockholders’ equity, and cash flows for the years ended December 31, 2007 and 2006. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We did not audit the financial statements of International Assembly Solutions, Limited, a wholly-owned subsidiary, which statements reflect revenues of $2,888,335 for the year ended December 31, 2006. Those statements were audited by other auditors whose report has been furnished to us, and our opinion, insofar as it relates to the amounts included for such subsidiary, is based solely on the report of other auditors.
We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits and the report of other auditors provide a reasonable basis for our opinion.
In our opinion, based on our audits and the report of other auditors, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Solar Power, Inc. (formerly International Assembly Solutions, Limited) at December 31, 2007, and the results of its operations and its cash flows for the years ended December 31, 2007 and 2006 in conformity with accounting principles generally accepted in the United States of America.
/s/ Macias Gini & O’Connell LLP
Sacramento, California
March 25, 2008

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Shareholders and the Board of Directors of
International Assembly Solutions, Limited
     We have audited the consolidated balance sheet of International Assembly Solutions, Limited and subsidiary (the “Company”) as of December 31, 2006, and the related consolidated statements of operations, stockholders’ equity and cash flows for the year ended December 31, 2006. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.
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
/s/ BDO McCabe Lo Limited
Hong Kong, 30 March, 2007

SOLAR POWER, INC.
(FORMERLY INTERNATIONAL ASSEMBLY SOLUTIONS, LIMITED)
CONSOLIDATED BALANCE SHEET
As of December 31, 2007
(in thousands, except for share data)

ASSETS
Current assets:
Cash and cash equivalents	$6,840
Accounts receivable, net of allowance for doubtful accounts of $48	5,353
Costs and estimated earnings in excess of billings on uncompleted contracts	2,208
Inventories, net	6,945
Prepaid expenses and other current assets	967
Restricted cash	800

Total current assets	23,113

Other non-current assets
Goodwill	435
Restricted cash	1,395
Property, plant and equipment, net	2,066

Total assets	$27,009

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$4,957
Accrued liabilities	2,063
Line of credit	931
Income taxes payable	88
Billings in excess of costs and estimated earnings on uncompleted contracts	3
Loans payable and capital lease obligations, current portion	342

Total current liabilities	8,384
Loans payable and capital lease obligations, net of current portion	655

Total liabilities	9,039

Commitments and contingencies (Note 13)	—

Stockholders’ equity
Preferred stock, par $0.0001, 20,000,000 shares authorized, none issued and outstanding at December 31, 2007	—
Common stock, par $0.0001, 100,000,000 shares authorized 37,573,263 shares issued and outstanding at December 31, 2007	4
Additional paid in capital	27,404
Accumulated deficit	(9,438)

Total stockholders’ equity	17,970

Total liabilities and stockholders’ equity	$27,009

The accompanying notes are an integral part of these financial statements

SOLAR POWER, INC.
(FORMERLY INTERNATIONAL ASSEMBLY SOLUTIONS, LIMITED)
CONSOLIDATED STATEMENTS OF OPERATIONS
For the Years Ended December 31, 2007 and 2006
(in thousands, except for share data)

	2007	2006

Net sales	$18,144	$4,381
Cost of goods sold	16,030	2,894

Gross profit	2,114	1,487

Operating expenses:
General and administrative	6,982	2,307
Sales, marketing and customer service	2,254	1,179
Product development	199	—

Total operating expenses	9,435	3,486

Operating loss	(7,321)	(1,999)

Other income:
Interest expense	(106)	(90)
Interest income	286	—
Other income	8	16

Total other income (expense)	188	(74)

Loss before income taxes	(7,133)	(2,073)

Income tax expense	61	56

Net loss	$(7,194)	$(2,129)

Net loss per common share:
Basic and diluted	$(0.22)	$(0.11)

Weighted average number of shares, basic and diluted	32,930,129	19,213,667

The accompanying notes are an integral part of these financial statements

SOLAR POWER, INC.
(FORMERLY INTERNATIONAL ASSEMBLY SOLUTIONS, LIMITED)
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Years Ended December 31, 2007 and 2006
(in thousands)

	2007	2006

Cash flows from operating activities:
Net loss	$(7,194)	$(2,129)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities net of business combinations:
Depreciation	330	19
Stock issued for services	50	—
Warrants issued for services	12	—
Stock-based compensation expense	541	338
Bad debt expense	118	48
Amortization	684	453
Deferred tax asset	—	21
Loss on disposal of fixed assets	—	3
Income tax expense	61	—
Changes in operating assets and liabilities, net of business combination
Accounts receivable	(4,157)	(1,307)
Costs and estimated earnings in excess of billings on uncompleted contracts	(2,088)	(120)
Inventories, net	(4,659)	(2,171)
Prepaid expenses and other current assets	(410)	(344)
Accounts payable	2,839	1,273
Income taxes payable	(6)	35
Billings in excess of costs and estimated earnings on uncompleted contracts	(123)	126
Accrued liabilities	938	752

Net cash used in operating activities	(13,064)	(3,003)

Cash flows from investing activities:
Acquisitions of property, plant and equipment	(1,034)	(220)
Cash received from merger with Solar Power, Inc. (formerly Welund Fund, Inc.)	—	14,998
Cash paid for acquisitions	—	(1,190)

Net cash (used in) provided by investing activities	(1,034)	13,588
Cash flows from financing activities:
Proceeds from issuance of common stock and warrants	12,282	425
Costs paid relating to registration of common stock	(765)	—
Restricted cash collateralizing letters of credit	(2,195)	—
Principal payments on notes and capital leases payable	(389)	—
Proceeds from line of credit	931	—
Proceeds on loans from related parties	—	320
Principal payments on loans from related parties	(320)	—

Net cash provided by financing activities	9,544	745

(Decrease) increase in cash and cash equivalents	(4,554)	11,330
Cash and cash equivalents at beginning of period	11,394	64

Cash and cash equivalents at end of period	$6,840	$11,394

The accompanying notes are an integral part of these financial statements

SOLAR POWER, INC.
(FORMERLY INTERNATIONAL ASSEMBLY SOLUTIONS, LIMITED)
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Years Ended December 31, 2007 and 2006
(in thousands)

	2007	2006

Supplemental disclosure of cash flow information:
Cash paid for interest	$91	$52

Cash paid for income taxes	$9	$—

Supplemental disclosure of non-cash investing and financing activities:
Equipment acquired through notes payable and capital leases	$1,141	$—
Stock and warrants issued in settlement of an obligation	130	—
Stock issued for services	50	—
Warrants issued in conjunction with a private placement of common stock	283	422
Warrants issued for services	36	—

	$1,640	$422

In connection with the acquisition of Dale Renewables Consulting, Inc. (“DRCI”), the Company paid $1,115,000 in cash and acquiried the following fair-valued assets:
Current Assets
Inventory		$35
Other current assets		637

Total current assets		672

Non-current assets
Property, plant and equipment		8
Goodwill		435

Total non-current assets		443

Total cash paid for the acquisition		$1,115

The accompanying notes are an integral part of these financial statements

SOLAR POWER, INC.
(FORMERLY INTERNATIONAL ASSEMBLY SOLUTIONS, LIMITED)
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
For the Years Ended December 31, 2007 and 2006
(in thousands, except for share data)

	Common Stock		Additional	Accumulated
	Shares	Amount	Paid-In Capital	Deficit	Total

Balance December 31, 2005	14,000,000	$14	$(14)	$(115)	$(115)
Net loss				(2,129)	(2,129)
Shares issued in conjunction with the merger	17,666,667	(11)	14,587		14,576
Issuance of warrants			422		422
Stock-based compensation expense			338		338
Restricted stock issued	100,000	—	—		—
Issuance of stock	500,000	—	500		500

Balance December 31, 2006	32,266,667	3	15,833	(2,244)	13,592
Net loss				(7,194)	(7,194)

Costs related to share registration			(628)		(628)
Issuance of warrants related to private placement			283		283
Issuance of warrants for settlement of an obligation			56		56
Issuance of warrants for services			36		36
Stock-based compensation expense	—		441		441
Issuance of restricted stock	100,000	—	100		100
Issuance of stock for option and warrant exercises	68,750	—	69		69
Issuance of stock for services	50,000	—	50		50
Issuance of stock for settlement of an obligation	73,935	—	74		74
Issuance of stock, net of costs	4,963,911	1	11,090		11,090

Balance December 31, 2007	37,523,263	$4	$27,404	$(9,438)	$17,970

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
     Solar Power, Inc. was incorporated in the State of California in 2006. In August 2006, the Company entered into a merger agreement with International Assembly Solutions, Limited (“IAS HK”) which was incorporated in Hong Kong in January 2005. Effective November 2006, the equity owners of IAS HK transferred all their equity interests to Solar Power, Inc. in exchange for a total of 14,000,000 shares of its common stock at a par value of $0.0001 each. There were a total of sixteen shareholders in IAS HK including the controlling shareholders Stephen Kircher, Gerald Moore and Bradley Farrell. This transaction was structured to create a U.S. holding company and there were not any new or different shareholders involved. As such, the commonality among shareholders was 100%. There was no other consideration paid to any shareholder in connection with the formation of the holding company. Because the merger was entered into among entities under common control, the accompanying consolidated financial statements presents the results of operations of the combined companies for the year ended December 31, 2006.
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

     The Company allocated the purchase price of $1,115,373 in cash to the estimated fair values of the acquired assets as follows:

Inventories	$35,341
Other current assets	637,089
Plant and equipment	7,995
Goodwill	434,948

Total	$1,115,373

     During the fourth quarter of 2006, in conjunction with its valuation procedures related to the DRCI acquisition, the Company determined that because of a lack of continuity interest, the transition did not qualify as a reorganization for tax purposes and should be treated as a purchase of assets with a liquidation target. As a result, the Company revised its purchase price allocation to eliminate the previously recorded deferred tax liability of $267,577, resulting in an offsetting decrease in goodwill.
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
      In February 2007, the Company issued 31,435 shares of its common stock as an additional payment under the agreement with Sundance Power, LLC. The shares were fair-valued at $1.00 per share.
      On August 30, 2007, the Company entered into Amendment #1 to the agreement settling its obligation to Sundance Power, LLC, issuing 42,500 shares of the Company’s common stock fair-valued at $1.00 per share and warrants to purchase 76,722 shares of our common stock at $1.00 per share with a fair-value of $55,777, offsetting expenses of $36,228 leaving a balance due to Sundance at December 31, 2007 of $9,060. At December 31, 2006 the Company determined that it was probable that the conditional payments would be made and recorded the estimated obligation in prepaid expenses and other current assets at $500,000 and recorded an accrued liability of $350,000. The asset was expensed to sales, marketing and customer service expenses during 2007 as the related revenue was recognized or as it was determined that the contracts were no longer viable. The life of the contract is based upon the underlying construction contracts. In exchange for these payments from the Company, Sundance relinquished its right to obtain any future payment constituting a share of the revenues of any Joint Contract or other Solar Power Contracts, relinquished its right to obtain any future payment from the sale or installation of solar electric power system goods and services, and transfers to the Company all of its rights to the service mark of Sundance. The Company has not and does not plan to use the service mark for any service branding. As a result, the Company has not allocated any value to Sundance’s service mark. The amounts paid under this agreement have been classified as sales, marketing and customer service because Sundance was only in a position to provide sales and marketing support and customer service support with utility interconnection, rebate processing and training for owner education. Sundance did not have the working capital to purchase hardware, specifically photovoltaic panels and inverters, needed for the four specified projects or any other projects that the Company secured.
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
     Cash and cash equivalents — Cash and cash equivalents include cash on hand, cash accounts and interest bearing savings accounts. At times, cash balances may be in excess of FDIC insurance limits. The Company has not experienced any losses with respect to bank balances in excess of government provided insurance. At December 31, 2007, the Company held approximately $8,901,000 in bank balances in excess of the insurance limits.
     Inventories — Inventories are stated at the lower of cost, determined by the weighted average cost method, or market. Work-in-progress and finished goods inventories consist of raw materials, direct labor and overhead associated with the manufacturing process. Provisions are made for obsolete or slow-moving inventory based on management estimates. Inventories are written down based on the difference between the cost of inventories and the net realizable value based upon estimates about future demand from customers and specific customer requirements on certain projects.
     Anti-dilutive Shares — SFAS No. 128, “Earnings Per Share,” provides for the calculation of basic and diluted earnings per share. Basic earnings per share includes no dilution and is computed by dividing income attributable to common shareholders by the weighted-average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution of securities by adding other common stock equivalents, including common stock options, warrants, and restricted common stock, in the weighted average number of common shares outstanding for a period, if dilutive. Potentially dilutive securities are excluded from the computation if their effect is antidilutive. For the years ended December 31, 2007 and 2006 2,843,965 and 1,900,000 shares of common stock equivalents, respectively were excluded from the computation of diluted earnings per share since their effect would be anti-dilutive.
     Plant and equipment — Property, plant and equipment is stated at cost including the cost of improvements. Maintenance and repairs are charged to expense as incurred. Depreciation and amortization are provided on the straight line method based on the estimated useful lives of the assets as follows:

Plant and machinery	5 years
Furniture, fixtures and equipment	5 years
Computers and software	3 – 5 years
Equipment acquired under capital leases	3 – 5 years
Automobiles	3 years
Leasehold improvements	the initial lease term
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
     In our cable, wire and mechanical assemblies business the Company recognizes the sales of goods when there is evidence of an arrangement, title and risk of ownership have passed (generally upon delivery), the price to the buyer is fixed or determinable and collectibility is reasonably assured. Generally there are no formal customer acceptance requirements or further obligations related to our assembly services once we ship our products. Customers do not have a general right of return on products shipped therefore we make no provisions for returns. We make determination of our customer’s credit worthiness at the time we accept their order.
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
     Allowance for doubtful accounts — The Company regularly monitors and assesses the risk of not collecting amounts owed to the Company by customers. This evaluation is based upon a variety of factors including: an analysis of amounts current and past due along with relevant history and facts particular to the customer. It requires the Company to make significant estimates, and changes in facts and circumstances could result in material changes in the allowance for doubtful accounts. At December 31, 2007 the Company has recorded an allowance of $47,624.
     Stock-based compensation — Effective January 1, 2006, the Company adopted the provisions of Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment.” (SFAS No. 123(R)”) which requires the Company to measure the stock-based compensation costs of share-based compensation arrangements based on the grant-date fair value and generally recognizes the costs in the financial statements over the employee requisite service period. Stock-based compensation expense for all stock-based compensation awards granted was based on the grant-date fair value estimated in accordance with the provisions of SFAS No. 123(R). Prior to 2006 the Company had not issued stock options or other forms of stock-based compensation.
     Shipping and handling cost — Shipping and handling costs related to the delivery of finished goods are included in cost of goods sold. During the years ended December 31, 2007 and 2006, shipping and handling costs expensed to cost of goods sold were $349,840 and $171,745, respectively.
     Advertising costs — Costs for newspaper, television, radio, other media and design are expensed as incurred. The Company expenses the production costs of advertising the first time the advertising takes place. The costs for this type of advertising were approximately $337,000 in 2007 and $12,000 in 2006.
     Product Warranties — In our cable and wire assembly business our current standard product warranty for our mechanical assembly product ranges from one to five years. We offer the industry standard of 20 years for our solar modules and industry standard five (5) years on inverter and balance of system components. Due to the warranty period, we bear the risk of extensive warranty claims long after we have shipped product and recognized revenue. In our cable and wire assembly business, historically our warranty claims have not been material. In our solar photovoltaic business our greatest warranty exposure is in the form of product replacement. Until the third quarter, the Company purchased its solar panels from third-party suppliers and since the third-party warranties are consistent with industry standards we consider our financial exposure to warranty claims immaterial. Certain photovoltaic construction contracts entered into during the year ended December 31, 2007 included provisions under which the Company agreed to provide warranties to the buyer, and during the quarter ended September 30, 2007, the Company began installing its own manufactured solar panels. As a result, the Company recorded the provision for the estimated warranty exposure on these contracts within cost of sales. Since the Company does not have sufficient historical data to estimate its exposure, we have looked to historical data reported by other solar system installers and manufacturers. Therefore we have not provided any warranty reserves in our financial statements for the period ended December 31, 2006, but have provided a warranty reserve of $102,698 for the year ended December 31, 2007.
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

     Foreign currency translation — The consolidated financial statements of the Company are presented in U.S. dollars and the Company conducts substantially all of their business in U.S. dollars.
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
     Aggregate net foreign currency transaction income included in the income statement was $213,750 for the year ended December 31, 2007. Aggregate net foreign currency expenses included in the income statement was $24,273 for the year ended December 31, 2006.
     Comprehensive income (loss) — Statement of Financial Accounting Standards No. 130, “Reporting Comprehensive Income,” establishes standards for reporting comprehensive income and its components in a financial statement that is displayed with the same prominence as other financial statements. Comprehensive income, as defined, includes all changes in equity during the period from non-owner sources. Examples of items to be included in comprehensive income, which are excluded from net income, include foreign currency translation adjustments and unrealized (loss) of available-for-sale securities. For the years ended December 31, 2007 and 2006, there were no material components of comprehensive income or loss, therefore, comprehensive loss was the same as net loss.
     Post-retirement and post-employment benefits — The Company’s subsidiaries which are located in the People’s Republic of China contribute to a state pension scheme on behalf of its employees. The Company recorded $43,952 and $13,834 in expense related to its pension contributions for the years ended December 31, 2007 and 2006, respectively. Neither the Company nor its subsidiaries provide any other post-retirement or post-employment benefits.
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
     In July 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (FIN 48). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes”. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This Interpretation also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. This Interpretation is effective for fiscal years beginning after December 15, 2006, with earlier adoption permitted. The Company adopted the provisions of FIN 48, on January 1, 2007. This interpretation, among other things, creates a two-step approach for evaluating uncertain tax positions. Recognition occurs when an enterprise concludes that a tax position, based on its technical merits, is more-likely-than-not to be sustained upon examination. Measurement determines the amount of benefit that more-likely-than-not will be realized upon ultimate settlement. De-recognition of a tax position that was previously recognized would occur when a company subsequently determines that a tax position no longer meets the more-likely-than-not threshold of being sustained. FIN 48 specifically prohibits the use of a valuation allowance as a substitute for de-recognition of tax positions, and it has expanded disclosure requirements.

     As of December 31, 2007, we do not have any unrecognized tax benefits. It is reasonably possible that certain unrecognized tax benefits may be identified within the next twelve months. We currently do not anticipate any significant changes to our position over the next 12 months.
     We file a federal income tax return in the U.S., as well as income tax returns in California and Colorado, and certain other foreign jurisdictions. We are currently not the subject of any income tax examinations.
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
     In September 2006, the FASB issued Statement of Financial Accounting Standards (“FAS”) No. 157, “Fair Value Measurements.” FAS No. 157 establishes a common definition for fair value to be applied to accounting principles generally accepted in the United States of America guidance requiring use of fair value, establishes a framework for measuring fair value, and expands disclosure about such fair value measurements. FAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. In February 2008 FASB issued Staff Position No. 157-2 that defers the effective date of FAS 157 for non-financial assets and non-financial liabilities, except for items that are recognized or disclosed a fair value in financial statements on a recurring basis, for fiscal years beginning after November 15, 2008. In addition, FASB also agreed to exclude from scope of FASB 157 fair value measurements made for purposes of applying FAS No. 13 “Accounting for Leases” and related interpretive accounting pronouncements. The Company does not expect FAS No. 157 to have any impact on the consolidated financial statements.
     In February 2007, the FASB issued FAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities — Including an amendment of FASB Statement No. 115”, (“FAS 159”) which permits entities to choose to measure many financial instruments and certain other items at fair value at specified election dates. A business entity is required to report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. This statement is expected to expand the use of fair value measurement. FAS 159 is effective for financial statements issued for fiscal years beginning after July 1, 2008. The Company is currently evaluating the impact that FAS 159 will have on its consolidated financial statements.
     In December 2007, the FASB issued FAS No. 141(R), “Business Combinations” (“FAS 141(R)”) which requires the acquiring entity in a business combination to recognize all (and only) the assets acquired and liabilities assumed in the transaction; establishes the acquisition-date fair value as the measurement objective for all assets acquired and liabilities assumed; and requires the acquirer to disclose to investors and other users all of the information they need to evaluate and understand the nature and financial effect of the business combination. FAS 141(R) is prospectively effective to business combinations for which the acquisition is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The impact of FAS 141(R) on the Company’s consolidated financial statements will be determined in part by the nature and timing of any future acquisitions completed by it.
     In December 2007, the FASB issued FAS No. 160, “Non-controlling Interests in Consolidated Financial Statements (as amended)” (“FAS 160”) which improves the relevance, comparability, and transparency of financial information provided to investors by requiring all entities to report non-controlling (minority) interests in subsidiaries in the same way as equity consolidated financial statements. Moreover, FAS 160 eliminates the diversity that currently exists in accounting for transactions between an entity and non-controlling interests by requiring they be treated as equity transactions. FAS 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008; earlier adoption is prohibited. The Company is currently evaluating the impact that FAS 160 will have on its consolidated financial statements.

4. Inventories
     Inventories consisted of the following at December 31 (in thousands):

2007
Raw material	$2,036
Finished goods	4,927
Provision for obsolete stock	(18)

Total	$6,945

5. Prepaid Expenses and Other Current Assets
     Prepaid expenses and other current assets at December 31 were (in thousands):

2007
Deferred costs	$125
Rental, equipment and utility deposits	339
Deposits	118
Insurance	135
Advertising	166
Other	84

Total	$967

6. Property, Plant and Equipment
     Property, plant and equipment at December 31 were (in thousands):

2007
Plant and machinery	$787
Furniture, fixtures and equipment	215
Computers and software	261
Equipment acquired under capital leases	709
Automobiles	246
Leasehold improvements	198

Total cost	2,416
Less: accumulated depreciation and amortization	(350)

$2,066

7. Other Accrued Liabilities
     Other accrued liabilities at December 31(in thousands):

2007
Accrued payroll	$490
Sales tax payable	557
Warranty reserve	103
Customer deposits	399
Insurance premium financing	87
Accrued construction costs	212
Accrued interest payable	15
Other	200

$2,063

8. Stockholders’ Equity
     Issuance of common stock
     In December 2007, we completed a private placement of 4,513,911 shares of restricted common stock at a purchase price of $2.60 per share to 46 accredited investors. The accredited investors also received warrants to purchase 1,354,163 shares of common stock at an exercise price of $3.90 per share expiring on December 20, 2012. Additionally, our placement agent, Needham & Company, LLC additionally received warrants to purchase 135,417 shares to purchase our common stock at an exercise price of $3.90 per share expiring on December 20, 2012. The shares were offered and sold by us in reliance on Section 506 of Regulation D of the Securities Act, and comparable exemptions for sales under state securities laws.
     In November 2007, we issued 50,000 shares of our common stock pursuant to the exercise of a warrant issued for consulting services at an exercise price of $1.00 per share.
     In September 2007, we issued 50,000 shares of our common stock pursuant to the terms of a consulting agreement. The shares were fair-valued at $1.00 per share, the price of our most recent private placement since our shares were not trading publically at the time. The Company expensed $50,000 during the fiscal year ended December 31, 2007.
     In August 2007, we issued 42,500 shares of our common stock in settlement of an obligation. The shares were fair-valued at $1.00 per share.
     In April 2007, we entered into our standard Securities Purchase Agreement with E-Ton Solar Tech, Co., Ltd. (E-Ton) a foreign accredited investor as part of a private placement to raise $500,000 (the “Financing”). In connection with the Financing, we sold an aggregate of 500,000 shares of restricted common stock at a purchase price of $1.00 per share (the per share price of our most recent private placement) for an aggregate sale price of $500,000 to E-Ton.
     In February 2007, we issued 31,435 shares of our common stock in settlement of an obligation. The shares were fair-valued at $1.00.
     In December 2006, the Company issued 500,000 shares of its common stock in exchange for $425,000 in cash and the settlement of an obligation totaling $75,000.
     In December 2006, the Company effected a reverse merger with Solar Power, Inc., a Nevada Corporation (formerly Welund Fund, Inc.). The Company was determined to be the accounting acquirer for purposes of recording the transaction. Prior to the reverse merger the Company’s and Solar Power, Inc., a Nevada Corporation (formerly Welund Fund, Inc.) outstanding shares of common stock totaled 14,500,000 and 17,666,667, respectively. Subsequent to the reverse merger the Company issued 100,000 shares of restricted common stock. Accordingly, the outstanding shares of the Company at December 31, 2006 consist of the sum of the shares of the Company, Solar Power, Inc., a Nevada Corporation (formerly Welund Fund, Inc.) and the shares of restricted common stock. In conjunction with the reverse merger, the Company recorded the net assets of Solar Power, Inc., a Nevada Corporation (formerly Welund Fund, Inc.), less direct transaction costs, as an increase to its additional paid in capital. The assets and liabilities of Solar Power, Inc., a Nevada Corporation (formerly Welund Fund, Inc.) consisted primarily of cash and cash equivalents of $11,214,007 and was recorded at their historical values.
Issuance of warrants to purchase common stock
     In December 2007, in conjunction with our private placement, we issued warrants to purchase 1,354,163 shares of our common stock to participants of the private placement at an exercise price of $3.90 per share. In addition we issued a warrant to purchase 135,417 shares of our common stock at an exercise price of $3.90 as compensation for services to our placement agent, Needham & Company LLC. These warrants were fair-valued at $2.09 per share using the Black-Scholes model. The warrants expire on December 20, 2012.

     In September 2007, pursuant to a consulting agreement, we issued a warrant to purchase 50,000 shares of our common stock at an exercise price of $1.00 per share expiring on August 30, 2012. The warrant was fair-valued at $0.72 per share using the Black-Scholes model.
     In August 2007, we issued warrants to purchase 76,722 shares of our common stock in settlement of an obligation at an exercise price of $1.00 per share. These warrants were fair-valued at $0.73 per share using the Black-Scholes model.
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
     Assumptions used in the determination of the fair value of warrants issued using the Black-Scholes model were as follows (in thousands):

					Risk-
				Expected	free
		Exercise		Term in	interest		Dividend
	Date Issued	Price	Fair-Value	years	rate	Volatility	Yield
In conjunction with private placement	10/4/2006	$1.15	$422,400	5.00	4.69%	92%	0%
In settlement of an obligation	8/30/2007	$1.00	$55,777	5.00	4.21%	92%	0%
For services rendered	9/1/2007	$1.00	$36,400	5.00	4.33%	92%	0%
In conjunction with private placement	12/20/2007	$3.90	$3,113,207	5.00	3.39%	83%	0%
9. Income Taxes
     Income before provision for income taxes is attributable to the following geographic locations for the periods ended December 31 (in thousands):

	Years Ended
	December 31, 2007	December 31, 2006
United States	$(7,941)	$(2,451)
Foreign	808	378

	$(7,133)	$(2,073)

     The provision for income taxes consists of the following (in thousands):

	Year Ended
	December 31, 2007	December 31, 2006
Current:
Federal	$—	$8
State	3	3
Foreign	58	24

	61	35

Deferred:
Federal	—	—
State	—	—
Foreign	—	21
	—	21

Total provision for income taxes	$61	$56

     The reconciliation between the actual income tax expense and income tax computed by applying the statutory U.S. Federal income tax rate to earnings before provision for income taxes for the years ended December 31, 2007 and 2006 are as follows (in thousands):

	2007	2006
Provision for income tax at US Federal statutory rate	$(2,496)	$(726)
State taxes, net of federal benefit	1	(141)
Foreign taxes at different rate	(225)	(108)
Non-deductible expenses	10	32
Valuation allowance	2,776	1,083
Other	(5)	(84)

	$61	$56

     The tax effects of temporary differences that give rise to significant portions of deferred tax assets and deferred tax liabilities at December 31, 2007 and 2006 are presented below (in thousands):

	2007	2006
Deferred income tax assets:

Net operating loss carry forwards	$3,858	$853
Other temporary differences	303	244

	4,161	1,098

Valuation allowance	(4,161)	(1,098)

Total deferred income tax assets	—	—

Net deferred tax assets	$—	$—

     SFAS 109, Accounting for Income Taxes (as amended), provides for the recognition of deferred tax assets if it is more likely than not that those deferred tax assets will be realized. Management reviews deferred tax assets periodically for recoverability and makes estimates and judgments regarding the expected geographic sources of taxable income in assessing the need for a valuation allowance to reduce deferred tax assets to their estimated realizable value. Realization of our deferred tax assets is dependent upon future earnings, if any, the timing and amount of which are uncertain. Because of our lack of earnings history, the net deferred tax assets have been fully offset by a valuation allowance. The valuation allowance increased by $3.1 million during the year ended December 31, 2007. As of December 31, 2007, the Company had a net operating loss carry forward for federal income tax purposes of approximately $9.2 million, which will expire starting in year 2021. The Company had a state net operating loss carry forward of approximately $6.2 million, which will expire starting in 2016.

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
     Hong Kong Taxation — A subsidiary of the Company is incorporated in Hong Kong and is subject to Hong Kong profits tax. The Company is subject to Hong Kong taxation on its activities conducted in Hong Kong and income arising in or derived from Hong Kong. The applicable profits tax rate for all periods is 17.5%. A provision of $58,227 and $45,039 for profits tax was recorded for the years ended December 31, 2007 and 2006, respectively.
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
     The following table summarizes the consolidated stock-based compensation expense, by type of awards (in thousands):

	Years Ended
	2007	2006
Employee stock options	$416	$313
Restricted stock	125	25

Total stock-based compensation expense	$541	$338

     The following table summarizes the consolidated stock-based compensation by line items (in thousands):

	Years Ended
	2007	2006
General and administrative	$490	$338
Sales, marketing and customer service	51	—

Engineering, design and product development	—	—
Total stock-based compensation expense	541	338
Tax effect on stock-based compensation expense	—	—

Total stock-based compensation expense after income taxes	$541	$338

Effect on net loss per share:
Basic and diluted	$(0.016)	$(0.018)

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
Determining Fair Value
     Valuation and Amortization Method — The Company estimates the fair value of service-based and performance-based stock options granted using the Black-Scholes option-pricing formula. The fair value is then amortized on a straight-line basis over the requisite service periods of the awards, which is generally the vesting period. In the case of performance-based stock options, amortization does not begin until it is determined that meeting the performance criteria is probable. Service-based and performance-based options typically have a five year life from date of grant and vesting periods of three to four years. For the year ended December 31, 2006 and for the period from January 1, 2007 to September 23, 2007 the fair value of share awards granted was determined by the last private placement price of our common stock since our shares were not trading during that time. Compensation expense is recognized on a straight-line basis over the respective vesting period.
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
     Risk-Free Interest Rate — The Company bases the risk-free interest rate used in the Black-Scholes valuation method upon the implied yield curve currently available on U.S. Treasury zero-coupon issues with a remaining term equal to the expected term used as the assumption in the model.
     Assumptions used in the determination of the fair value of share-based payment awards using the Black-Scholes model were as follows:

	2007		2006
	Service-based	Performance-based	Service-based	Performance-based
Expected term	2.5 - 3.75	N/A	3.75	5.0
Risk-free interest rate	3.59% - 4.92%	N/A	4.69%	4.69%
Volatility	83% - 92%	N/A	92%	92%
Dividend yield	0%	N/A	0%	0%
Equity Incentive Plan
     On November 15, 2006, subject to approval of the stockholders, the Company adopted the 2006 Equity Incentive Plan (the “Plan”) which permits the Company to grant stock options to directors, officers or employees of the Company or others to purchase shares of common stock of the Company through awards of incentive and nonqualified stock options (“Options”), stock (“Restricted Stock” or “Unrestricted Stock”) and stock appreciation rights (“SARs”). The Plan was approved by the stockholders on February 7, 2007.
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
     At December 31, 2007 there were approximately 3,594,561 shares available to be issued under the plan (9% of the outstanding shares of 37,573,263 plus outstanding warrants of 2,366,302). There were 2,167,233 options and restricted shares issued under the plan and 1,427,328 shares available to be issued.
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
     The following table summarizes the Company’s stock option activities:

		Weighted-	Weighted-
		Average	Average
		Exercise	Remaining	Aggregate
		Price Per	Contractual	Intrinsic
	Shares	Share	Term	Value ($000)

Outstanding as of January 1, 2006	—	$—	—	$—
Granted	1,900,000	1.00	3.99	5,320
Exercised	—	—	—	—
Forfeited	—	—	—	—

Outstanding as of December 31, 2006	1,900,000	1.00	3.99	5,320
Granted	583,900	1.10	4.70	1,577
Exercised	(18,750)	1.00	—	—
Forfeited	(497,917)	1.00	—	—

Outstanding December 31, 2007	1,967,233	$1.03	4.12	$5,449

Exercisable December 31, 2007	807,608	$1.08	3.99	$2,197

     The weighted-average grant-date fair value of options granted during 2007 was $0.72. The total intrinsic value of options exercised during 2007 was $52,500.
     The following table summarizes the Company’s restricted stock activities:

Shares
Outstanding January 1, 2006	—
Granted	100,000
Exercised	—

Forfeited	—

Outstanding as of December 31, 2006	100,000
Granted	100,000
Exercised	—
Forfeited	—

Outstanding as of December 31, 2007	200,000

Vested as of December 31, 2007	150,000

     Changes in the Company’s non-vested stock options are summarized as follows:

	Service-based Options		Performance-based Options		Restricted Stock
		Weighted-		Weighted-		Weighted-
		Average		Average		Average
		Grant Date		Grant Date		Grant Date
		Fair Value		Fair Value		Fair Value
	Shares	Per Share	Shares	Per Share	Shares	Per Share
Non-vested as of January 1, 2006	—	$—	—	$—	—	$—
Granted	1,500,000	0.66	400,000	0.73	100,000	1.00
Vested	(375,000)	0.66	(100,000)	0.73	(25,000)	1.00
Forfeited	—	—	—	—	—

Non-vested as of December 31, 2006	1,125,000	0.66	300,000	0.73	75,000	1.00
Granted	583,900	0.72	—	—	100,000	1.00
Vested	(370,108)	0.66	(50,000)	0.73	(125,000)	1.00
Forfeited	(279,167)	0.66	(150,000)	0.73	—	—

Non-vested as of December 31, 2007	1,059,625	$0.67	100,000	$0.73	50,000	$1.00

     As of December 31, 2007, there was approximately $715,000, $66,000 and $50,000 of unrecognized compensation cost related to non-vested service-based options, performance-based options and restricted stock grants, respectively. The cost is expected to be recognized over a weighted-average of 3.0 years for service-based options and restricted stock grants and 4.0 years for performance-based options. The total fair value of shares vested during the year ended December 31, 2007 was approximately $244,000, $37,000 and $125,000 for service-based options, performance-based options and restricted stock grants, respectively. During the year ended December 31, 2007 there were no changes to the contractual life of any fully vested options.

11. Line of Credit
      On June 25, 2007, the Company entered into an agreement with China Merchants Bank for a working capital line of credit through its wholly owned subsidiary, IAS Electronics (Shenzhen) Co., Ltd. in the amount of 6,800,000 RMB (approximately $930,000 U.S. Dollars). The term of the agreement is one year with an annual interest rate of 6.75 percent. The line is secured by a $1,000,000 standby letter of credit collateralized by the Company’s cash deposits. As of December 31, 2007, the Company had approximately $930,000 outstanding on this line of credit.
12. Related Party Transactions
Service fees
      During the year ended December 31, 2006 the Company paid service fees to IAS, Inc. of $419,605. Darrell Harley, an employee of IAS HK held 100% interest in IAS Inc. There were no amounts due to or from the Company to IAS, Inc. at December 31, 2007 and 2006. This structure was utilized to provide payroll, shipping, sales and logistics support for our operations. We no longer conduct business with this related party.
      Subsequent to termination of the arrangement with IAS, Inc., we entered into a similar arrangement with Granite Bay Technologies, Inc. During the year ended December 31, 2006, the Company paid service fees to Granite Bay Technologies, Inc. (“Granite Bay”) amounting to $181,000. Stephen C. Kircher and Gerald R. Moore, prior to the exchange of shares between SPI and IAS HK, were majority owners of IAS HK with approximately 58% and 29% ownership, respectively and had beneficial ownership in Granite Bay. There were no amounts due to or from the Company to Granite Bay at December 31, 2006. This structure was utilized to provide payroll, shipping, and sales and logistics support for IAS operations prior to formation of our U.S. holding company. We no longer conduct business with this related party.
Note payable
     On January 3, 2007 the Company repaid loans and notes payable to Stephen C. Kircher, the Company’s CEO and Chairman of $327,562 which included principal of $320,000 and accrued interest of $7,562.
13. Commitments and Contingencies
     Letters of Credit — At December 31, 2007, the Company had outstanding standby letters of credit of approximately $2,451,000 as collateral for its bank line of credit and capital leases. The standby letters of credit are issued for a term of one year, mature beginning in June 2008 and the Company paid one percent of the face value as an origination fee.
     Guarantee of Performance — On August 14, 2007, Solar Power, Inc. entered into a guarantee of the financial performance for its wholly owned subsidiary, Yes! Solar, Inc. in conjunction with the submission of Yes! Solar, Inc’s. Uniform Franchise Offering Circular to the California Department of Corporations.
     Operating leases — The Company leases premises under various operating leases. Rental expenses under operating leases included in the statement of operations were approximately $502,000 and $101,000 for the years ended December 31, 2007 and 2006, respectively.
     The Company was obligated under operating leases requiring minimum rentals as follows:

Years ending December 31,
2008	$739,582
2009	626,344
2010	454,011
2011	459,061
2012	309,285

Total minimum payments	$2,588,283

The Company was obligated under notes payable requiring minimum payments as follows:

Years ending December 31,
2008	$49,440
2009	50,589
2010	51,753
2011	44,460
2012	8,472

204,714
Less current portion	(49,427)

Long-term portion	$155,287

     The notes payable are collateralized by trucks used in the Company’s solar photovoltaic business, bear interest rates between 1.9% and 2.9% and are payable over sixty months.

     The Company leases certain equipment under capital leases. The leases expire from January to October 2010. The Company was obligated for the following minimum payments:

Years ending December 31,
2008	$355,885
2009	326,773
2010	216,357

899,015
Less amounts representing interest	(106,642)

Present value of net minimum lease payments	792,373
Less current portion	(292,331)

Long-term portion	$500,042

14. Operating Risk
     Concentrations of Credit Risk and Major Customers — A substantial percentage of the Company’s net revenue comes from sales made to a small number of customers and are typically sold on an open account basis. Details of customers accounting for 10% or more of total net sales for the years ended December 31, 2007 and 2006 are as follows:

Customer	2007	2006

Solar Power Partners, Inc.	$6,102,139	$—
Siemens Transportation Systems	2,155,789	—
Flextronics International	—	1,681,326
Sun Country Builders		524,357
Surge Technologies	—	514,113
Occam Networks		490,477

Total	$8,257,928	$3,210,273

     Details of the amounts receivable, including costs and estimates in excess of billings on uncompleted contracts and billings in excess of costs and estimated earnings on uncompleted contracts, from the five customers with the largest receivable balances (including all customers with accounts receivable balances of 10% or more of accounts receivable) at December 31, 2007 and 2006, respectively are:

Customer	2007	2,006

Solar Power Partners, Inc.	$3,680,239	$—
Angels Camp RV Park	563,425	—
Sun Country Builders	—	363,000
Harbaugh Electric	—	291,360
Flextronics International	—	237,367
Wildlands, Inc.	—	87,531
Siemens Transportation Systems	—	112,267
Cox Enterprises	490,765	—
Deer Creek Monastery	553,520	—
Central Park Apartments	204,238	—

Total	$5,492,187	$1,091,525

     Product Warranties In our cable and wire assembly business our current standard product warranty for our mechanical assembly product ranges from one to five years. We offer the industry standard of 20 years for our solar modules and industry standard five (5) years on inverter and balance of system components. Due to the warranty period, we bear the risk of extensive warranty claims long after we have shipped product and recognized revenue. In our cable and wire assembly business, historically our warranty claims have not been material. In our solar photovoltaic business our greatest warranty exposure is in the form of product replacement. Until the third quarter, the Company purchased its solar panels from third-party suppliers and since the third-party warranties are consistent with industry standards we considered our financial exposure to warranty claims immaterial. Certain photovoltaic construction contracts entered into during the year ended December 31, 2007 included provisions under which the Company agreed to provide warranties to the buyer, and during the quarter ended September 30, 2007, the Company began installing its own manufactured solar panels. As a result, the Company recorded a provision for the estimated warranty exposure on these contracts within cost of sales. Since the Company does not have sufficient historical data to estimate its exposure, we have looked to historical data reported by other solar system installers and manufacturers. The accrual for warranty claims consisted of the following at December 31, 2007:

(in thousands)

Balance at December 31, 2006	$—
Provision charged to warranty expense	103
Less: warranty claims	—

Balance at December 31, 2007	$103

15. Fair Value of Financial Instruments
     The carrying amounts of cash and cash equivalents and accounts receivable, notes receivable, prepayments, notes payable, accounts payable, accrued liabilities, accrued payroll and other payables approximate their respective fair values at each balance sheet date due to the short-term maturity of these financial instruments.

16. Geographical Information
     The Company has two reportable segments: (1) cable, wire and mechanical assemblies and processing sales (“Cable, wire and mechanical assemblies”) and (2) photovoltaic installation, integration and solar panel sales (“Photovoltaic installation, integration and sales”). The Company’s reportable segments are strategic business units that offer different products and services. They are managed separately because each business requires different technology and marketing strategies. Most of the businesses were acquired as a unit and the management at the time of acquisition was retained.
     The accounting policies of the segments are the same as those described in the summary of significant accounting policies.
     Contributions of the major activities, profitability information and asset information of the Company’s reportable segments for the periods ended December 31, 2007 and 2006 are as follows:

	Year ended December 31, 2007			Year ended December 31, 2006
		Inter-
		segment			Inter-segment
Segment (in thousands)	Net sales	sales	Income (loss)	Net sales	sales	Income (loss)

Cable, wire and mechanical assemblies	$3,400	$—	$985	$2,888	$—	$378
Photovoltaic installation, integration and sales	14,744	—	(8,118)	1,493	.	(2,451)

Segment total	18,144	—	(7,133)	4,381	—	(2,073)
Reconciliation to consolidated totals:
Sales eliminations	—	—	—	—	—	—

Consolidated totals

Net sales	$18,144	$—		$4,381	$—

Income before taxes			$(7,133)			$(2,073)

	Year ended December 31, 2007		Year ended December 31, 2006
	Interest	Interest
Segment (in thousands)	income	expense	Interest income	Interest expense

Cable, wire and mechanical assemblies	$—	$—	$—	$(20)
Photovoltaic installation, integration and sales	287	(106)	3	(73)

Consolidated total	$287	$(106)	$3	$(93)

	Year ended December 31, 2007			Year ended December 31, 2006
			Depreciation			Depreciation
	Identifiable	Capital	and	Identifiable	Capital	and
Segment (in thousands)	assets	expenditure	amortization	assets	expenditure	amortization

Cable, wire and mechanical assemblies	$1,506	$—	$3	$1,734	$121	$8
Photovoltaic installation, integration and sales	25,503	1,034	327	15,138	103	11

Consolidated total	$27,009	$1,034	$330	$16,872	$224	$19

     Sales by geographic location are as follows:

	Year ended December 31, 2007			Year ended December 31, 2006
		Photovoltaic		Cable, wire	Photovoltaic
	Cable, wire and	installation,		and	installation,
	mechanical	integration		mechanical	integration
Segment (in thousands)	assemblies	and sales	Total	assemblies	and sales	Total

United States	$2,548	$14,744	$17,292	$1,457	$1,493	$2,950
Mexico	852	—	852	1,431	—	1,431

Total	$3,400	$14,744	$18,144	$2,888	$1,493	$4,381

     The location of the Company’s identifiable assets is as follows:

	December	December
Segment (in thousands)	31, 2007	31, 2006

China (including Hong Kong)	$4,266	$1,734
United States	22,743	15,138

Total	$27,009	$16,872

     Income tax expense by geographic location is as follows:

	Year ended	Year ended
	December	December
Segment (in thousands)	31, 2007	31, 2006

China (including Hong Kong)	$58	$45
United States	3	11

Total	$61	$56

17.  Subsequent Events
      In January 2008, letters of credit amounting to $800,000 issued to Sharp Electronics and Kyocera Solar, were no longer required by the suppliers and were returned to our bank for cancellation. The restricted cash collateralizing these letters of credit was released to the Company.

EXHIBIT INDEX

Exhibit No.	Description

2.1	Agreement and Plan of Merger dated as of January 25, 2006 between Welund Fund, Inc. (Delaware) and Welund Fund, Inc. (Nevada) (1)

2.2	Agreement and Plan of Merger by and among Solar Power, Inc., a California corporation, Welund Acquisition Corp., a Nevada corporation, and Welund Fund, Inc. a Nevada corporation dated as of August 23, 2006(2)

2.3	First Amendment to Agreement and Plan of Merger dated October 4, 2006(3)

2.4	Second Amendment to Agreement and Plan of Merger dated December 1, 2006(4)

2.5	Third Amendment to Agreement and Plan of Merger dated December 21, 2006(5)

2.6	Agreement and Plan of Merger by and between Solar Power, Inc., a California corporation and Dale Renewables Consulting, Inc., a California corporation, and James M. Underwood, Ronald H. Stickney and Todd Lindstrom, dated as of August 20, 2006, as amended by the First Amendment to Agreement and Plan of Merger dated October 31, 2006, and further amended by the Second Amendment to Agreement and Plan of Merger dated November 15, 2006(17)

2.7	Agreement of Merger by and between Solar Power, Inc., a California corporation, Dale Renewables Consulting, Inc., a California corporation, and James M. Underwood, Ronald H. Stickney and Todd Lindstrom dated November 15, 2006(17)

2.8	Agreement of Merger by and between Solar Power, Inc., a California corporation, Solar Power, Inc., a Nevada corporation and Welund Acquisition Corp., a Nevada corporation dated December 29, 2006(17)

2.9	Agreement of Merger by and between Solar Power, Inc., a Nevada corporation and Solar Power, Inc., a California corporation, dated February 14, 2007 (6)

3.1	Amended and Restated Articles of Incorporation(6)

3.2	Bylaws(6)

3.3	Specimen (17)

4.1	Form of Subscription Agreement(7)

4.2	Form of Registration Rights Agreement(7)

10.1	Share Purchase Agreement for the Purchase of Common Stock dated as of April 1, 2004, by and between Kevin G. Elmore and Mr. T. Chong Weng(8)

10.2	Share Purchase Agreement for the Purchase of Common Stock dated as of June 9, 2004, by and between Kevin G. Elmore and Liberty Associates Holdings, LLC(9)

10.3	Purchase and Servicing Agreement between Welund Fund, Inc. and Village Auto, LLC, dated March 30, 2005(10)

10.4	Demand Promissory Note issued by Paxton Energy Corp. (11)

10.5	Engagement Letter with Roth Capital Partners, dated August 29, 2006(12)

10.6	Credit Facility Agreement by and between the Company and Solar Power, Inc., a California corporation effective September 19, 2006(12)

10.7	Security Agreement by and between the Company and Solar Power, Inc., a California corporation effective September 19, 2006(12)

10.8	Secured Promissory Note issued by Solar Power, Inc., a California corporation in favor of the Company(12)

10.9	First Amendment to the Credit Facility Agreement dated November 3, 2006(13)

10.10	Securities Purchase Agreement dated September 19, 2006 (12)

10.11	Registration Rights Agreement dated September 19, 2006(12)

10.12	Securities Purchase Agreement dated October 4, 2006 (14)

10.13	Registration Rights Agreement dated October 4, 2006(14)

10.14	Roth Capital Warrant(14)

10.15	Subordination Agreement by and between Steve Kircher, the Company and Solar Power, Inc., a California corporation dated August 31, 2006(14)

Exhibit No.	Description

10.16	Addendum to Subordination Agreement dated September 6, 2006(14)

10.17	Unsecured Promissory Note for $150,000 issued by Solar Power, Inc., a California corporation in favor of the Company dated August 31, 2006(14)

10.18	Unsecured Promissory Note for $50,000 issued by Solar Power, Inc., a California corporation dated September 6, 2006(14)

10.19	Secured Promissory Note for $975,000 issued by Solar Power, Inc., a California corporation in favor of Solar Power, Inc, a Nevada corporation (formerly Welund Fund, Inc.), dated September 19, 2006(14)

10.20	Secured Promissory Note for $100,000 issued by Solar Power, Inc., a California corporation in favor of Solar Power, Inc., a Nevada corporation (formerly Welund Fund, Inc.), dated September 25, 2006(14)

10.21	Secured Promissory Note for $130,000 issued by Solar Power, Inc., a California corporation in favor of Solar Power, Inc., a Nevada corporation (formerly Welund Fund, Inc.), dated September 27, 2006(14)

10.22	Secured Promissory Note for $75,000 issued by Solar Power, Inc., a California corporation in favor of Solar Power, Inc., an Nevada corporation (formerly Welund Fund, Inc.), dated October 6, 2006(14)

10.23	Secured Promissory Note for $340,000 issued by Sola Power, Inc., a California corporation in favor of Solar Power, Inc., a Nevada corporation (formerly Welund Fund, Inc.), dated October 16, 2006(14)

10.24	Secured Promissory Note for $235,000 issued by Solar Power, Inc., a California corporation in favor of Solar Power, Inc., a Nevada corporation (formerly Welund Fund, Inc.), dated October 30, 2006(14)

10.25	Secured Promissory Note $445,000 issued by Solar Power, Inc., a California corporation in favor of Solar Power, Inc., a Nevada corporation (formerly Welund Fund, Inc.), dated November 7, 2006 (14)

10.26	Demand Note $1,446,565 issued by Solar Power, Inc., a California corporation in favor of the Company dated November 15, 2006 (14)

10.27	2006 Equity Incentive Plan (17)

10.28	Form of Nonqualified Stock Option Agreement(17)

10.29	Form of Restricted Stock Award Agreement(17)

10.30	Assignment and Interim Operating Agreement by and between Solar Power, Inc., a California corporation, Dale Stickney Construction, Inc., a California corporation, and Dale Renewables Consulting, Inc., a California corporation dated
August 20, 2006(17)

10.31	Restrictive Covenant Agreement by and between Solar Power, Inc., a California corporation, Todd Lindstrom, James M. Underwood and Ronald H. Stickney dated November 15, 2006(17)

10.32	Receivables and Servicing Rights Purchase and Sale Agreement by and between the Company and Village Auto, LLC a California limited liability company dated December 29, 2006(15)

10.33	Contract Revenues Agreement by and between Sundance Power, LLC, a Colorado limited liability company and Solar Power, Inc., a California corporation, dated September 5, 2006(18)

14.1	Code of Ethics **

16.1	Letter of Hansen Barnett & Maxwell(16)

21.1	List of Subsidiaries(18)

31.1	Rule 13(a) — 14(a)/15(d) — 14(a) Certification (Principal Executive Officer)*

31.2	Rule 13(a) — 14(a)/15(d) — 14(a) Certification (Principal Financial Officer)*

32	Section 1350 Certifications*

Footnotes to Exhibits Index

*	Filed herewith

**	Previously filed

(1)	Incorporated by reference to Form 8-K filed with the SEC on February 3, 2006.

(2)	Incorporated by reference to Form 8-K filed with the SEC on August 29, 2006.

(3)	Incorporated by reference to Form 8-K filed with the SEC on October 6, 2006.

(4)	Incorporated by reference to Form 8-K filed with the SEC on December 6, 2006.

(5)	Incorporated by reference to Form 8-K filed with the SEC on December 22, 2006.

(6)	Incorporated by reference to Form 8-K filed with the SEC on February 20, 2007.

(7)	Incorporated by reference to Form 10-QSB filed with the SEC on August 14, 2006.

(8)	Incorporated by reference to Form 8-K filed with the SEC on April 2, 2004.

(9)	Incorporated by reference to Form 8-K filed with the SEC on June 18, 2004.

(10)	Incorporated by reference to Form 10-QSB filed with the SEC on May 24, 2005.

(11)	Incorporated by reference to Form 10-QSB filed with the SEC on November 14, 2005.

(12)	Incorporated by reference to Form 8-K filed with the SEC on September 25, 2006

(13)	Incorporated by reference to Form 8-K filed with the SEC on November 7, 2006.

(14)	Incorporated by reference to Form 10-QSB filed with the SEC on November 20, 2006.

(15)	Incorporated by reference to Form 8-K filed with the SEC on January 8, 2007.

(16)	Incorporated by reference to Form 8-K filed with the SEC on January 8, 2007 (disclosing change in auditors).

(17)	Incorporated by reference to the Form SB-2 filed with the SEC on January 17, 2007.

(18)	Incorporated by reference to the Pre-Effective Amendment No. 1 to Form SB-2 filed with the SEC on March 6, 2007.