Form 10-Q
period 2008-03-31
Solar Power, Inc.
filed 2008-05-12
CIK 1210618

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10-Q

☑	Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2008

☐	Transition Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from                      to
Commission File Number 000-50142
SOLAR POWER, INC.

(Exact name of registrant as specified in its charter)

California	20-4956638
(State or other jurisdiction of	(IRS Employer Identification No.)
incorporation or organization)
1115 Orlando Avenue
Roseville, CA 95661-5247
(Address of principal executive offices)
(916) 745-0900
(Issuer’s telephone number, including area code)
(Former name, former address and former fiscal year, if changed since last report)
Indicate by check mark whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☑
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 37,655,325 shares of $0.0001 par value common stock outstanding as of April 28, 2008.

PART I
FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
SOLAR POWER, INC.
(FORMERLY INTERNATIONAL ASSEMBLY SOLUTIONS, LIMITED)
CONDENSED CONSOLIDATED BALANCE SHEET
(in thousands except for share data)

	As of March 31, 2008	As of December 31, 2007
ASSETS
Current assets:
Cash and cash equivalents	$1,317	$6,840

Accounts receivable, net of allowance for doubtful accounts of $48 at March 31, 2008 and December 31, 2007	8,831	5,353
Costs and estimated earnings in excess of billings on uncompleted contracts	1,582	2,208
Inventories, net	6,486	6,945
Prepaid expenses and other current assets	1,154	967
Restricted cash	—	800

Total current assets	19,370	23,113

Goodwill	435	435
Restricted cash	1,738	1,395
Property, plant and equipment at cost, net	2,015	2,066

Total assets	$23,558	$27,009

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$5,087	$4,957
Line of credit	969	931
Accrued liabilities	1,121	2,063
Income taxes payable	86	88
Billings in excess of costs and estimated earnings on uncompleted contracts	6	3
Loans payable and capital lease obligations	350	342

Total current liabilities	7,619	8,384
Loans payable and capital lease obligations, net of current portion	563	655

Total liabilities	8,182	9,039

Commitments and contingencies	—	—

Stockholders’ equity
Preferred stock, par $0.0001, 20,000,000 shares authorized, none issued and outstanding at March 31, 2008 and December 31, 2007	—	—
Common stock, par $0.0001, 100,000,000 shares authorized 37,655,325 and 37,573,263 shares issued and outstanding at March 31, 2008 and December 31, 2007, respectively	4	4
Additional paid in capital	27,610	27,404
Translation adjustment	(22)	—
Accumulated deficit	(12,216)	(9,438)

Total stockholders’ equity	15,376	17,970

Total liabilities and stockholders’ equity	$23,558	$27,009

The accompanying notes are an integral part of these condensed financial statements

SOLAR POWER, INC.
(FORMERLY INTERNATIONAL ASSEMBLY SOLUTIONS, LIMITED)
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands except for share data)

	For the Three Months Ended
	March 31, 2008	March 31, 2007
	(Unaudited)	(Unaudited)

Net sales	$5,833	$3,414
Cost of goods sold	5,800	2,604

Gross profit	33	810

Operating expenses:
General and administrative	2,145	1,459
Sales, marketing and customer service	549	536
Engineering, design and product management	126	—

Total operating expenses	2,820	1,995

Operating loss	(2,787)	(1,185)

Other income (expense):
Interest expense	(27)	(1)
Interest income	39	112

Total other income	12	111

Loss before income taxes	(2,775)	(1,074)

Income tax expense	3	2

Net loss	$(2,778)	$(1,076)

Net loss per common share:
Basic and diluted	$(0.07)	$(0.03)

Weighted average number of common shares used in computing per share amounts	37,594,538	32,352,830

The accompanying notes are an integral part of these condensed financial statements

SOLAR POWER, INC.
(FORMERLY INTERNATIONAL ASSEMBLY SOLUTIONS, LIMITED)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	For the Three Months Ended
	March 31, 2008	March 31, 2007
	(unaudited)	(unaudited)
Cash flows from operating activities:
Net loss	$(2,778)	$(1,076)
Adjustments to reconcile net income to net cash provided by (used in) operating activities net:
Depreciation	154	28
Stock-based compensation expense	101	183
Bad debt expense	7	—
Amortization	—	210
Income tax expense	—	2
Changes in operating assets and liabilities:
Accounts receivable	(3,485)	(1,749)
Costs and estimated earnings in excess of billing on uncompleted contracts	626	(122)
Inventories	459	143
Prepaid expenses and other current assets	(141)	(123)
Accounts payable	130	(348)
Income taxes payable	—	(5)
Billings in excess of costs and estimated earnings on uncompleted contracts	3	(83)
Accrued liabilities	(991)	(226)

Net cash used in operating activities	(5,915)	(3,166)
Cash flows from investing activities:
Acquisitions of property, plant and equipment	(78)	(297)

Net cash used in by investing activities	(78)	(297)
Cash flows from financing activities:
Proceeds from issuance of common stock	69	—
Costs related to share registration	(10)	(191)
Restricted cash collateralizing letters of credit	457	—
Principal payments on notes and capital leases payable	(84)	(255)
Proceeds from line of credit	38	—
Principal payments on loans from related parties	—	(320)

Net cash provided by (used in) financing activities	470	(766)

Decrease in cash and cash equivalents	(5,523)	(4,229)
Cash and cash equivalents at beginning of period	6,840	11,394

Cash and cash equivalents at end of period	$1,317	$7,165

The accompanying notes are an integral part of these condensed financial statements

SOLAR POWER, INC.
(FORMERLY INTERNATIONAL ASSEMBLY SOLUTIONS, LIMITED)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Three Months Ended
	March 31, 2008	March 31, 2007
	(unaudited)	(unaudited)

Supplemental disclosure of cash flow information:
Cash paid for interest	$27	$35

Cash paid for income taxes	$8	$8

Supplemental disclosure of non-cash investing and financing activities:
Equipment acquired through notes payable and capital leases	$—	$243
Stock and warrants issued in settlement of an obligation	—	31

	$—	$274

The accompanying notes are an integral part of these condensed financial statements

SOLAR POWER, INC.
(FORMERLY INTERNATIONAL ASSEMBLY SOLUTIONS, LIMITED)
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
1.	Description of Business and Basis of Presentation
      Description of Business
     Solar Power, Inc. and its subsidiaries, (collectively the “Company”) engage in the manufacturing and selling of cable, wire and mechanical assemblies, in designing, distributing and installing complete photovoltaic systems for industrial, commercial and residential facilities located primarily in the United States and manufacturing photovoltaic modules, utilizing both Monocrystalline and Multicrystalline silicone, in our factory in Shenzhen, PRC. Currently, the factory utilizes approximately fifty percent of its capacity. The remaining un-utilized capacity is being reserved for photovoltaic module and balance of system expansion.
     We bring our solar power products to market by utilizing strategic company-owned store operations and intend to establish a national franchise network. We opened our first Company-owned energy outlet in Northern California in October 2007. Company-owned store operations market, sell and install our products within a locally defined geographic area.
     Outside of Company-owned store operations, we intend to work with franchisee partners who will have exclusive geographical territories that include specific application focus. Each franchise partner will establish retail operations in a defined geographic area to market, sell and install photovoltaic systems. In March 2008, the Company entered into its first two franchise sale agreements.
     In our early history, our revenue was derived principally from the sale of cable and wire harnesses, and mechanical assemblies. With the launch of our solar module business, and efforts in installation and sale of those modules, we have realized increased revenues. We anticipate that revenues from our solar module business will continue as we expand our market for installation contracts. We anticipate similar increases in the future from our franchising for residential projects. With our efforts increasingly directed at solar module manufacturing and installation in the U.S., we will continue to assess our internal resource needs. We have expended resources directed at creating our franchise model and roll out and have not recognized any revenue from that component of our business. In March 2008, the Company entered into its first two franchise sale agreements.
     In December 2006, Solar Power, Inc. became a public company through its reverse merger with Solar Power, Inc. (formerly Welund Fund, Inc.). The accompanying condensed consolidated financial statements reflect the results of the operations of Solar Power, Inc., its predecessor, International Assembly Solutions, Limited and their subsidiaries.
      Basis of Presentation
     The accompanying condensed consolidated financial statements are unaudited and have been prepared in accordance with generally accepted accounting principles for interim financial information. They should be read in conjunction with the financial statements and related notes to the financial statements of Solar Power, Inc. (formerly International Assembly Solutions, Limited) (the “Company”) for the years ended December 31, 2007 and 2006 appearing in the Company’s Form 10-KSB. The March 31, 2008 unaudited interim condensed consolidated financial statements on Form 10-Q have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) for smaller reporting companies. Certain information and note disclosures normally included in the annual financial statements on Form 10-KSB have been condensed or omitted pursuant to those rules and regulations, although the Company’s management believes the disclosures made are adequate to make the information presented not misleading. In the opinion of management, all adjustments, consisting of normal recurring accruals, necessary for a fair presentation of the results of operation for the interim periods presented have been reflected herein. The results of operations for the interim periods are not necessarily indicative of the results to be expected for the entire year.
     The consolidated financial statements include the accounts of Solar Power, Inc., and its subsidiaries. Intercompany balances, transactions and cash flows are eliminated on consolidation.
2.	Summary of Significant Accounting Policies
     Cash and cash equivalents — Cash and cash equivalents include cash on hand, cash accounts and interest bearing savings accounts. At times, cash balances may be in excess of FDIC insurance limits. The Company has not experienced any losses with respect to bank balances in excess of government provided insurance. At March 31, 2008 and December 31, 2007, the Company held approximately $3,000,000 and $8,901,000, respectively, in bank balances in excess of the insurance limits.

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
     Anti-dilutive Shares — SFAS No. 128, “Earnings Per Share,” provides for the calculation of basic and diluted earnings per share. Basic earnings per share includes no dilution and is computed by dividing income attributable to common shareholders by the weighted-average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution of securities by adding other common stock equivalents, including common stock options, warrants, and restricted common stock, in the weighted average number of common shares outstanding for a period, if dilutive. Potentially dilutive securities are excluded from the computation if their effect is anti-dilutive. For the three months ended March 31, 2008 and 2007 2,079,991 and 1,275,000 shares of common stock equivalents, respectively were excluded from the computation of diluted earnings per share since their effect would be anti-dilutive.
     Plant and equipment — Property, plant and equipment is stated at cost including the cost of improvements. Maintenance and repairs are charged to expense as incurred. Depreciation and amortization are provided on the straight line method based on the estimated useful lives of the assets as follows:

Plant and machinery	5 years
Furniture, fixtures and equipment	5 years
Computers and software	3 — 5 years
Equipment acquired under capital leases	3 — 5 years
Automobiles	3 years
Leasehold improvements	lesser of the estimated asset life or the initial lease term
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
     Revenue recognition — The Company’s two primary business segments include cable, wire and mechanical assemblies and photovoltaic systems installation, integration and solar panel sales.
In our cable, wire and mechanical assemblies business the Company recognizes the sales of goods when there is evidence of an arrangement, title and risk of ownership have passed (generally upon delivery), the price to the buyer is fixed or determinable and collectability is reasonably assured. Generally there are no formal customer acceptance requirements or further obligations related to our assembly services once we ship our products. Customers do not have a general right of return on products shipped therefore we make no provisions for returns. We make determination of our customer’s credit worthiness at the time we accept their order.
In our photovoltaic systems installation, integration and product sales segment, revenue on product sales is recognized when there is evidence of an arrangement, title and risk of ownership have passed (generally upon delivery), the price to the buyer is fixed or determinable and collectability is reasonably assured. Customers do not have a general right of return on products shipped therefore we make no provisions for returns. During the quarter ended March 31, 2008, the Company did recognize one product sale on a bill and hold arrangement. In this instance the customer did not have sufficient facilities to store the product and asked that we store the product for them. Since all criteria for revenue recognition, including those related to bill and hold transactions, had been met the Company recognized revenue on this sale.
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
     Allowance for doubtful accounts — The Company regularly monitors and assesses the risk of not collecting amounts owed to the Company by customers. This evaluation is based upon a variety of factors including: an analysis of amounts current and past due along with relevant history and facts particular to the customer. It requires the Company to make significant estimates, and changes in facts and circumstances could result in material changes in the allowance for doubtful accounts. At March 31, 2008 and December 31, 2007 the Company has recorded an allowance of approximately $48,000.
     Stock-based compensation — Effective January 1, 2006, the Company adopted the provisions of Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment.” (“FAS No. 123(R)”), which requires the Company to measure the stock-based compensation costs of share-based compensation arrangements based on the grant-date fair value and generally recognizes the costs in the financial statements over the employee requisite service period. Stock-based compensation expense for all stock-based compensation awards granted was based on the grant-date fair value estimated in accordance with the provisions of FAS No. 123(R). Prior to 2006 the Company had not issued stock options or other forms of stock-based compensation.
     Shipping and handling cost — Shipping and handling costs related to the delivery of finished goods are included in cost of goods sold. For the three months ended March 31, 2008 and 2007, shipping and handling costs expensed to cost of goods sold were $138,567 and $40,132, respectively.
     Advertising costs — Costs for newspaper, television, radio, other media and design are expensed as incurred. The Company expenses the production costs of advertising the first time the advertising takes place. The costs for this type of advertising for the three months ended March 31, 2008 and 2007 were approximately $100,000 and $75,000, respectively.
     Product Warranties — In our cable, wire and mechanical assembly business our current standard product warranty for our mechanical assembly product ranges from one to five years. Our current standard warranty for our solar panel systems include a 10-year warranty for defects in materials and workmanship and a 20-year warranty period for declines in power performance of our solar modules and industry standard five (5) years on inverter and balance of system components. Due to the warranty period, we bear the risk of extensive warranty claims long after we have shipped product and recognized revenue. In our cable and wire assembly business, historically our warranty claims have not been material. In our solar photovoltaic business our greatest warranty exposure is in the form of product replacement. Until the third quarter of 2007, the Company purchased its solar panels from third-party suppliers and since the third-party warranties are consistent with industry standards we consider our financial exposure to warranty claims immaterial. Certain photovoltaic construction contracts entered into during the year ended December 31, 2007 included provisions under which the Company agreed to provide warranties to the buyer, and during the quarter ended September 30, 2007, the Company began installing its own manufactured solar panels. As a result, the Company recorded the provision for the estimated warranty exposure on these contracts within cost of sales. Since the Company does not have sufficient historical data to estimate its exposure, we have looked to historical data reported by other solar system installers and manufacturers. The Company provided a warranty reserve of approximately $86,000 and $10,000 for the three months ended March 31, 2008 and 2007, respectively.
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

     All transactions in currencies other than functional currencies during the year are translated at the exchange rates prevailing on the transaction dates. Related accounts payable or receivable existing at the balance sheet date denominated in currencies other than the functional currencies are translated at period end rates. Gains and losses resulting from the translation of foreign currency transactions are included in income. Translations adjustments as a result of the process of translating foreign financial statements from functional currency to U.S. dollars are disclosed and accumulated as a separate component of equity.
     Aggregate net foreign currency transaction gains included in the income statement was $136,715 and $3,541 for the three months ended March 31, 2008 and 2007, respectively.
     Reclassification — Certain amounts from prior periods have been reclassified to conform to current period presentation.
     Comprehensive income (loss) — Statement of Financial Accounting Standards No. 130, “Reporting Comprehensive Income,” establishes standards for reporting comprehensive income and its components in a financial statement that is displayed with the same prominence as other financial statements. Comprehensive income, as defined, includes all changes in equity during the period from non-owner sources. Examples of items to be included in comprehensive income, which are excluded from net income, include foreign currency translation adjustments and unrealized (loss) of available-for-sale securities. For the three months ended March 31, 2008 and 2007, comprehensive loss was approximately $2,800,000 (composed of a net loss of approximately $2,778,000 and a foreign currency translation adjustment of $22,000) and $1,076,000, respectively.
     Post-retirement and post-employment benefits — The Company’s subsidiaries which are located in the People’s Republic of China contribute to a state pension scheme on behalf of its employees. The Company recorded approximately $13,000 and $6,000 in expense related to its pension contributions for the three months ended March 31, 2008 and 2007, respectively. Neither the Company nor its subsidiaries provide any other post-retirement or post-employment benefits.
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
3. Recently Issued Accounting Pronouncements
     In March 2008, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 161, “Disclosures about Derivatives Instruments and Hedging Activities, an Amendment of FASB Statement No. 133 (“SFAS No. 161”)”. SFAS No. 161 requires enhanced disclosures about a company’s derivative and hedging activities. SFAS No. 161 is effective for financial statements issued for fiscal years beginning after December 15, 2008. The Company is currently evaluating the impact of the adoption of SFAS No. 161 and does not expect adoption to have a material impact on results of operations, cash flows or financial position.
4. Inventories
     Inventories consisted of the following (in thousands):

	March 31, 2008	December 31, 2007
	(unaudited)	(audited)
Raw material	$1,951	$2,036
Work in process	310	—
Finished goods	4,195	4,927
Goods in transit	51	—
Provision for obsolete stock	(21)	(18)

	$6,486	$6,945

5. Prepaid Expenses and Other Current Assets
          Prepaid expenses and other current assets consisted of the following (in thousands):

	March 31, 2008	December 31, 2007
	(unaudited)	(audited)
Prepayments to vendors and deferred costs	$301	$125
Deposits	165	457
Recoverable VAT and sales tax	315	—
Dues and subscriptions	51	—
Advertising	143	166
Consulting	65	—
Insurance	75	135
Other	39	84

	$1,154	$967

6. Property, Plant and Equipment
          Property, plant and equipment consisted of the following (in thousands):

	March 31, 2008	December 31, 2007
	(unaudited)	(audited)
Plant and machinery	$384	$521
Furniture, fixtures and equipment	263	215
Computers and software	444	261
Equipment acquired under capital leases	709	709
Trucks	246	246
Leasehold improvements	480	464

Total cost	2,526	2,416
Less: accumulated depreciation	(511)	(350)

	$2,015	$2,066

     Depreciation expense for the three months ended March 31, 2008 and 2007 was approximately $154,000 and $28,000, respectively.
7. Accrued Liabilities
     Accrued liabilities consisted of the following (in thousands):

	March 31, 2008	December 31, 2007
	(unaudited)	(audited)
Customer deposits	$353	$399
Sales tax payable	—	557
Franchise fee deposits	50	—
Insurance financing	53	87
Accrued payroll and related costs	382	490
Consideration payable for acquisition of contracts	9	—
Warranty reserve	188	103
Accrued construction costs	—	212
Accrued interest	—	15
Accrued commission	51	—
Other	35	200

	$1,121	$2,063

8. Stockholders’ Equity
     On February 28, 2008, the Company issued 50,000 shares of its common stock through the exercise of stock options from its 2006 equity incentive plan. The shares were issued at an exercise price of $1.00 per share.
     On March 12, 2008, the Company issued 13,367 shares of its common stock to its independent directors. The shares were fair valued at $3.45 per share, the closing price of the Company’s common stock on December 24, 2007, the date of grant. The shares were fully vested.

     On March 31, 2008, the Company issued 18,695 shares of its common stock through the exercise of stock options from its 2006 equity incentive plan. The shares were issued at an exercise price of $1.00 per share.
9. Income Taxes
     Pursuant to FAS 109, “Accounting for Income Taxes,” income taxes are recorded based on current year amounts payable or refundable, as well as the consequences of events that give rise to deferred tax assets and liabilities. We base our estimate of current and deferred taxes on the tax laws and rates that are currently in effect in the appropriate jurisdiction. Changes in laws or rates may affect the current amounts payable or refundable as well as the amount of deferred tax assets or liabilities.
10. Stock-based Compensation
     Effective January 1, 2006, the Company adopted the provisions of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment.” (“FAS 123(R)”) which requires the Company to measure the stock-based compensation costs of share-based compensation arrangements based on the grant-date fair value and recognizes the costs in the financial statements over the employee requisite service period. Stock-based compensation expense for all stock-based compensation awards granted was based on the grant-date fair value estimated in accordance with the provisions of FAS 123(R). Prior to 2006 the Company had not issued stock options or other forms of stock-based compensation.
     The following table summarizes the consolidated stock-based compensation expense, by type of awards for the three-months ended March 31, 2008 and 2007 (in thousands):

	Three Months	Three Months
	Ended March	Ended March
	31, 2008	31, 2007
Employee stock options	$101	$83
Stock grants — restricted	—	100

Total stock-based compensation expense	$101	$183

     The following table summarizes the consolidated stock-based compensation by line item for the three months ended March 31, 2008 and 2007 (in thousands):

	Three Months	Three Months
	Ended March	Ended March
	31, 2008	31, 2007
General and administrative	$89	$169
Sales, marketing and customer service	12	14

Total stock-based compensation expense	101	183
Tax effect on stock-based compensation expense	—	—

Total stock-based compensation expense after taxes	$101	$183

Effect on net loss per share: Basic and diluted	$0.00	$0.01

     As stock-based compensation expense recognized in the consolidated statements of operations is based on awards ultimately expected to vest, FAS No. 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Based on historical information, the Company estimates that its forfeiture rate is 7.5% and 0.0% for the three months ended March 31, 2008 and 2007, respectively.

Valuation Assumptions
Determining Fair Value
     Valuation and Amortization Method — The Company estimates the fair value of service-based and performance-based stock options granted using the Black-Scholes-Merton option-pricing formula. The fair value is then amortized on a straight-line basis over the requisite service periods of the awards, which is generally the vesting period. Service-based and performance-based options typically have a five year life from date of grant and vesting periods of three to four years. For the three months ended March 31, 2007 the fair value of share awards granted is determined by the last private placement price of our common stock since our shares were not trading during that time.
     Expected Term — The Company’s expected term represents the period that the Company’s stock-based awards are expected to be outstanding. For awards granted subject only to service vesting requirements, the Company utilizes the simplified method under the provisions of Staff Accounting Bulletin No. 107 (“SAB 107”) for estimating the expected term of the stock-based award, instead of historical exercise data. Prior to 2006 the Company did not issue share-based payment awards and as a result there is no historical data on option exercises. For its performance-based awards, the Company has determined the expected term life to be 5 years based on contractual life, the seniority of the recipient and absence of historical data on the exercise of such options.
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
     During the three months ended March 31, 2008, the Company granted 300,000 service-based options fair-valued between $1.41 and $1.50. During the three months ended March 31, 2007, the Company granted 127,500 service-based options fair-valued at $0.73, and granted 50,000 shares of common stock each to two employees valued at $1.00 per share. There were no vesting requirements for the share grants and the Company recorded $100,000 in stock compensation expense related to these grants during the three months ended March 31, 2007.
     Assumptions used in the determination of the fair value of share-based payment awards using the Black-Scholes-Merton model for stock option grants during the three months ended March 31, 2008 and 2007 were as follows:

	2008		2007
	Service-based	Performance-based	Service-based	Performance-based
Expected term	3.25 — 3.75	N/A	3.75	N/A
Risk-free interest rate	2.74%	N/A	4.74%	N/A
Volatility	75%	N/A	92%	N/A
Dividend yield	0%	N/A	0%	N/A
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
     At March 31, 2008 there were approximately 3,601,946 shares available to be issued under the plan (9% of the outstanding shares of 37,655,325 plus outstanding warrants of 2,366,302). There were 2,387,267 options and restricted shares issued under the Plan and 1,140,601 shares available to be issued.
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
     The following table summarizes the Company’s stock option activities for the year ended December 31, 2007 and the three months ended March 31, 2008:

			Weighted—
		Weighted—	Average
		Average	Remaining	Aggregate
		Exercise Price	Contractual	Intrinsic Value
	Shares	Per Share	Term	($000)
Outstanding as of January 1, 2007	1,900,000	$1.00	3.75	$760
Granted	583,900	1.10	4.11	175
Exercised	(18,750)	1.00	—	—
Forfeited	(497,917)	1.00	—	—

Outstanding December 31, 2007	1,967,233	1.03	3.88	728
Granted	300,000	2.70	4.85	—
Exercised	(68,695)	1.00	—	—
Forfeited	(24,638)	1.00	—	—

Outstanding March 31, 2008	2,173,900	$1.26	4.01	$304

Exercisable March 31, 2008	789,483	$1.18	4.08	$174

          The weighted-average grant-date fair value of options granted during the three months ended March 31, 2008 and 2007 was $1.44 and $0.73, respectively.
     The following table summarizes the Company’s restricted stock activities:

Shares
Outstanding as of January 1, 2007	100,000
Granted	100,000
Exercised	—
Forfeited	—

Outstanding as of December 31, 2007	200,000
Granted	13,367
Exercised	—
Forfeited	—

Outstanding March 31, 2008	213,367

Vested as of March 31, 2008	163,367

          Changes in the Company’s non-vested stock options are summarized as follows:

	Service-based Options		Performance-based Options		Restricted Stock
		Weighted—		Weighted—		Weighted—
		Average		Average Grant		Average
		Grant Date		Date Fair		Grant Date
		Fair Value		Value Per		Fair Value
	Shares	Per Share	Shares	Share	Shares	Per Share
Non-vested as of January 1, 2007	1,125,000	$0.66	300,000	$0.73	75,000	$1.00
Granted	583,900	0.72	—	—	100,000	1.00
Vested	(353,441)	0.66	(50,000)	0.73	(125,000)	1.00
Forfeited	(279,167)	0.66	(150,000)	—	—	—

Non-vested as of December 31, 2007	1,076,292	0.67	100,000	0.73	50,000	1.00
Granted	300,000	1.44	—	—	13,367	3.45
Vested	(81,875)	1.41	—	—	(13,367)	3.45
Forfeited	(10,000)	1.00	—	—	—	—

Non-vested as of March 31, 2008	1,284,417	$1.10	100,000	$0.73	50,000	$1.00

     As of March 31, 2008, there was approximately $1,010,000, $58,000 and $44,000 of unrecognized compensation cost related to non-vested service-based options, performance-based options and restricted stock grants, respectively. The cost is expected to be recognized over a weighted-average of 3.0 years for service-based options and restricted stock grants and 4.0 years for performance-based options. The total fair value of shares vested during the three months ended March 31, 2008 was approximately $69,000, $0 and $46,000 for service-based options, performance-based options and restricted stock grants, respectively. During the three months ended March 31, 2008 there were no changes to the contractual life of any fully vested options.
11. Line of Credit
     On June 25, 2007, the Company entered into an agreement with China Merchants Bank for a working capital line of credit through its wholly owned subsidiary, IAS Electronics (Shenzhen) Co., Ltd. in the amount of $6,800,000 RMB or approximately $969,000 at current exchange rates. The term of the agreement is one year with an annual interest rate of 6.75 percent. The line is secured by a $1,000,000 standby letter of credit collateralized by the Company’s cash deposits. As of March 31, 2008, the Company had approximately $969,000 outstanding on this line of credit.
12. Commitments and Contingencies
     Letters of Credit — At March 31, 2008, the Company had outstanding standby letters of credit of approximately $1,651,000 as collateral for its bank line of credit, capital lease and credit extended by vendors. The standby letters of credit are issued for a term of one year and the Company paid one percent of the face value as an origination fee.
     Guarantee of Performance — The Company has entered into a guarantee of the financial performance for its wholly owned subsidiary, Yes! Solar, Inc. in conjunction with the submission of Yes! Solar, Inc’s. Uniform Franchise Offering Circular to the California Department of Corporations.
     Financing Agreement — On December 13, 2007, the Company and its wholly-owned subsidiary, Yes! Solar, Inc. (“YES”) entered into a Retailer Program Agreement (the “Agreement”) with GE Money Bank to provide to YES retail customers a vehicle to finance solar systems purchased from YES. The agreement provides that the Company will provide a standby letter of credit equal to the greater of $50,000 or one percent of sales under the Agreement. A standby letter of credit in the amount of $50,000 was issued on November 14, 2007 as a condition to the execution of the Agreement. The term of the letter of credit is for one year. As of March 31, 2008 there were no sales under this Agreement.

     Operating leases — The Company leases premises under various operating leases. Rental expense under operating leases included in the statement of operations was approximately. Rental expense under operating leases was approximately $182,000 and $89,000 for the three months ended March 31, 2008 and 2007, respectively.
13.	Operating Risk
     Concentrations of Credit Risk and Major Customers — A substantial percentage of the Company’s net revenue comes from sales made to a small number of customers and are typically sold on open account basis. Details of customers accounting for 10% or more of total net sales for the three months ended March 31, 2008 and 2007, respectively is as follows (in thousands):

Customer	2008	2007
IX Energy, Inc.	$4,500	$—
Sun Country Builders	—	620
Siemens Transportation Systems, Inc.	—	552
Lincoln Mini Storage	—	389

Total	$4,500	$1,561

     Details of customers representing 10% or more of accounts receivable balances and costs and estimated earnings in excess of billings on uncompleted contracts at March 31, 2008 and 2007, respectively are (in thousands):

Customer	2008	2007
IX Energy	$4,500	$—
Solar Power Partners	2,450	—
Sun Country Builders	—	393
Hart Village	—	459
Lincoln Mini Storage	—	388
Siemens Transportation Systems, Inc.	—	328

Total	$6,950	$1,568

     Product Warranties — In our cable, wire and mechanial assembly business our current standard product warranty for our mechanical assembly product ranges from one to five years. Our current standard warranty for our solar panel systems include a 10-year warranty for defects in materials and workmanship and a 20-year warranty period for declines in power performance of our solar modules and industry standard five (5) years on inverter and balance of system components. Due to the warranty period, we bear the risk of extensive warranty claims long after we have shipped product and recognized revenue. In our cable and wire assembly business, historically our warranty claims have not been material. In our solar photovoltaic business our greatest warranty exposure is in the form of product replacement. Until the third quarter of 2007, the Company purchased its solar panels from third-party suppliers and since the third-party warranties are consistent with industry standards we consider our financial exposure to warranty claims immaterial. Certain photovoltaic construction contracts entered into during the year ended December 31, 2007 included provisions under which the Company agreed to provide warranties to the buyer, and during the quarter ended September 30, 2007, the Company began installing its own manufactured solar panels. As a result, the Company recorded the provision for the estimated warranty exposure on these contracts within cost of sales. Since the Company does not have sufficient historical data to estimate its exposure, we have looked to historical data reported by other solar system installers and manufacturers.
14.	Geographical Information
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
      The Company provided a warranty reserve of approximately $86,000 and $10,000 for the three months ended March 31, 2008 and 2007, respectively.

     The accounting policies of the segments are the same as those described in the summary of significant accounting policies.
     Contributions of the major activities, profitability information and asset information of the Company’s reportable segments for the three months ended March 31, 2008 and 2007 are as follows:

	For the Three Months Ended March 31, 2008			For the Three Months Ended March 31, 2007
		Inter-segment			Inter-segment
Segment (in thousands)	Net sales	sales	Income (loss)	Net sales	sales	Income (loss)
Cable, wire and mechanical assemblies	$459	$—	$130	$987	$—	$(58)
Photovoltaic installation, integration and sales	5,374	—	(2,905)	2,427	—	(1,016)

Segment total	5,833	—	(2,775)	3,414	—	(1,074)

Net sales	$5,833	$—		$3,414	$—

Income before taxes			$(2,775)			$(1,074)

	For the Three Months Ended		For the Three Months Ended
	March 31, 2008		March 31, 2007
Segment (in thousands)	Interest income	Interest expense	Interest income	Interest expense
Cable, wire and mechanical assemblies	$—	$—	$—	$—
Photovoltaic installation, integration and sales	39	27	112	(1)
Unallocated	—	—	—	—

Consolidated total	$39	$27	$112	$(1)

	For the Three Months Ended March 31, 2008			For the Three Months Ended March 31, 2007
		Photovoltaic			Photovoltaic
	Cable, wire and	installation,		Cable, wire and	installation,
Sales by geographic location are as	mechanical	integration and		mechanical	integration and
follows (in thousands):	assemblies	sales	Total	assemblies	sales	Total
United States	$338	$5,374	$5,712	$678	$2,427	$3,105
Mexico	121	—	121	309	—	309

Total	$459	$5,374	$5,833	$987	$2,427	$3,414

The location of the Company’s identifiable assets is as follows (in thousands):	March 31, 2008	December 31, 2007
China (including Hong Kong)	$5,620	$4,266
United States	17,938	22,743

Total	$23,558	$27,009

	For Three Months Ended March 31, 2008			For Three Months Ended March 31, 2007
The Company’s identifiable assets by segment is	Identifiable	Capital	Depreciation and	Identifiable	Capital	Depreciation and
as follows (in thousands):	assets	expenditure	amortization	assets	expenditure	amortization
Cable, wire and mechanical assemblies	$1,304	$—	$4	$1,642	$29	$7
Photovoltaic installation, integration and sales	22,244	78	150	13,154	268	21

Consolidated total	$23,558	$78	$154	$14,796	$297	$28

	For the Three	For the Three
	Months Ended March	Months Ended March
Income tax expense by geographic location is as follows (in thousands):	31, 2008	31, 2007
China (including Hong Kong)	$—	$—
United States	3	2

Total	$3	$2

Item 2.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITON AND RESULTS OF OPERATIONS
Factors That May Affect Future Results
     This Current Report on Form 10-Q and other written reports and oral statements made from time to time by the Company may contain so-called “forward-looking statements,” all of which are subject to risks and uncertainties. One can identify these forward-looking statements by their use of words such as “expects,” “plans,” “will,” “estimates,” “forecasts,” “projects” and other words of similar meaning. One can identify them by the fact that they do not relate strictly to historical or current facts. These statements are likely to address the Company’s growth strategy, financial results and product and development programs. One must carefully consider any such statement and should understand that many factors could cause actual results to differ from the Company’s forward-looking statements. These factors include inaccurate assumptions and a broad variety of other risks and uncertainties, including some that are known and some that are not. No forward-looking statement can be guaranteed and actual future results may vary materially. The Company does not assume the obligation to update any forward-looking statement. One should carefully evaluate such statements in light of factors described in the Company’s filings with the SEC, especially on Forms 10-KSB. In various filings the Company has identified important factors that could cause actual results to differ from expected or historic results. One should understand that it is not possible to predict or identify all such factors. Consequently, the reader should not consider any such list to be a complete list of all potential risks or uncertainties.
     The following discussion is presented on a consolidated basis, and analyzes our financial condition and results of operations for the three months ended March 31, 2008 and 2007.
     Unless the context indicates or suggests otherwise reference to “we”, “our”, “us” and the “Company” in this section refers to the consolidated operations of Solar Power, Inc. and its subsidiaries.
Overview
     We are a solar power company that is also currently engaged in manufacturing and selling cable, wire and mechanical assemblies, in designing, distributing and installing complete photovoltaic systems for industrial, commercial and residential facilities located primarily in the United States and manufacturing photovoltaic modules, utilizing both Monocrystalline and Multicrystalline silicone, in our factory in Shenzhen, PRC. Currently, the factory utilizes approximately fifty percent of its capacity. The remaining un-utilized capacity is being reserved for photovoltaic module and balance of system expansion.
     We bring our solar power products to market by utilizing strategic company-owned store operations and intend to establish a national franchise network. We opened our first Company-owned energy outlet in Northern California in October 2007. Company-owned store operations market, sell and install our products within a locally defined geographic area.
     Outside of Company-owned store operations, we intend to work with franchisee partners who will have exclusive geographical territories. Each franchise partner will establish retail operations in a defined geographic area to market, sell and install photovoltaic systems. In March 2008, the Company entered into its first two franchise sale agreements.
     In our early history, our revenue was derived principally from the sale of cable and wire harnesses, and mechanical assemblies. With the launch of our solar module business, and efforts in installation and sale of those modules, we have realized increased revenues. We anticipate that revenues from our solar module business will continue as we expand our market for installation contracts. We anticipate similar increases in the future from our franchising for residential projects. With our efforts increasingly directed at solar module manufacturing and installation in the U.S., we will continue to assess our internal resource needs. We have made a significant number of hires recently to manage construction projects, and anticipate continued hiring as we grow the business. Currently, significant resources have been used in the establishment of our corporate structure for finance, reporting, and governance, and we would anticipate that such expenses will decrease, as a percentage of revenue, as our business from solar installation increases. Additionally, we have expended resources directed at creating our franchise model and roll out, including documentation associated with those efforts, and have not recognized any revenue from that component of our business. In March 2008, the Company entered into its first two franchise sale agreements.
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

     Management is considering the impact of the following industry trends as they impact the manufacturing of complete photovoltaic systems and planned business model:
•	Solar cell pricing trends around the world: Recently the key material in the production of solar cells (silicon) has been in limited supply. Consequently, prices and availability of solar modules have been limited. Solar cells are the major component cost in a photovoltaic module. The Company has responded by seeking long-term supply agreements for solar cells where pricing is adjusted quarterly to market rates. To date the Company has not entered into any long-term supply agreements for solar cells. Our intent is secure ample solar cell supply to meet our growth needs and to avoid the risk of long-term contract pricings with suppliers whose products are expected to see a decline in the average selling price. Industry experts believe that additional planned expansion of silicon processing factories coming on line over the next 18 months will produce enough raw materials to create an oversupply on projected demand. Failure to effectively manage our supply will hinder our expected growth and our component costs may have an adverse affect on the Company’s profitability; and

•	Government subsidies: Federal and State subsidies relating directly to solar installations are an important factor in the planned growth of the solar industry. These subsidies are very important to growing the market for photovoltaic systems because they provide a significant economic incentive to all buyers. Without these incentives, industry growth would likely stall. These regulations are constantly being amended and will have a direct effect on our rollout of our planned franchise network among those states that offer superior incentives to the solar industry.
Critical Accounting Policies and Estimates
     Inventories — Certain factors could impact the realizable value of our inventory, so we continually evaluate the recoverability based on assumptions about customer demand and market conditions. The evaluation may take into consideration historic usage, expected demand, anticipated sales price, product obsolescence, customer concentrations, product merchantability and other factors. The reserve or write-down is equal to the difference between the cost of inventory and the estimated market value based upon assumptions about future demand and market conditions. If actual market conditions are less favorable than those projected by management, inventory reserves or write-downs may be required that could negatively impact our gross margin and operating results.
     Goodwill — Goodwill resulted from our acquisition of DRCI. We perform a goodwill impairment test on an annual basis and will perform an assessment between annual tests in certain circumstances. The process of evaluating the potential impairment of goodwill is highly subjective and requires significant judgment at many points during the analysis. In estimating the fair value of our business, we make estimates and judgments about our future cash flows. Our cash flow forecasts are based on assumptions that are consistent with the plans and estimates we use to manage our business.
     Revenue recognition — The Company’s two primary business segments include cable, wire and mechanical assemblies and photovoltaic systems installation, integration and solar panel sales.
In our cable, wire and mechanical assemblies business the Company recognizes the sales of goods when there is evidence of an arrangement, title and risk of ownership have passed (generally upon delivery), the price to the buyer is fixed or determinable and collectability is reasonably assured. Generally there are no formal customer acceptance requirements or further obligations related to our assembly services once we ship our products. Customers do not have a general right of return on products shipped therefore we make no provisions for returns. We make determination of our customer’s credit worthiness at the time we accept their order.
In our photovoltaic systems installation, integration and product sales segment, revenue on product sales is recognized when there is evidence of an arrangement, title and risk of ownership have passed (generally upon delivery), the price to the buyer is fixed or determinable and collectability is reasonably assured. Customers do not have a general right of return on products shipped therefore we make no provisions for returns. During the quarter ended March 31, 2008, the Company did recognize one product sale on a bill and hold arrangement. In this instance the customer did not have sufficient facilities to store the product and asked that we store the product for them. Since all criteria for revenue recognition had been met the Company recognized revenue on this sale.
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
     Product Warranties — In our cable, wire and mechanical assembly business our current standard product warranty for our mechanical assembly product ranges from one to five years. We offer the industry standard of 20 years for our solar modules and industry standard five (5) years on inverter and balance of system components. Due to the warranty period, we bear the risk of extensive warranty claims long after we have shipped product and recognized revenue. In our wire and mechanical assembly business, historically our warranty claims have not been material. In our solar photovoltaic business our greatest warranty exposure is in the form of product replacement. Until the third quarter, the Company purchased its solar panels from third-party suppliers and since the third-party warranties are consistent with industry standards we consider our financial exposure to warranty claims immaterial. Certain photovoltaic construction contracts entered into during the year ended December 31, 2007 included provisions under which the Company agreed to provide warranties to the buyer, and during the quarter ended September 30, 2007, the Company began installing its own manufactured solar panels. As a result, the Company recorded the provision for the estimated warranty exposure on these contracts within cost of sales. Since the Company does not have sufficient historical data to estimate its exposure, we have looked to historical data reported by other solar system installers and manufacturers. The accrual for warranty claims consisted of the following at March 31, 2008:

(in thousands)
Balance at December 31, 2007	$103
Provision charged to warranty expense	85
Less: warranty claims	—

Balance at December 31, 2007	$188

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
All transactions in currencies other than functional currencies during the year are translated at the exchange rates prevailing on the transaction dates. Related accounts payable or receivable existing at the balance sheet date denominated in currencies other than the functional currencies are translated at period end rates. Gains and losses resulting from the translation of foreign currency transactions are included in income. Translations adjustments as a result of the process of translating foreign financial statements from functional currency to U.S. dollars are disclosed and accumulated as a separate component of equity.
Aggregate net foreign currency transaction gains included in the income statement was $136,715 and $3,541 for the three months ended March 31, 2008 and 2007, respectively.
     Reclassification — Commencing with the three months ended March 31, 2008, currency transaction income is included in cost of goods sold. Previously currency transaction gains and losses were reported in general and administrative expenses. Currency transaction income and losses are associated primarily with material purchases. Historical financial information has been changed to reflect this change in accounting policy.
Results of Operations
Three Months Ended March 31, 2008, as compared to Three Months Ended March 31, 2007
Net Sales
     Net sales for the three months ended March 31, 2008 increased 70.9% to approximately $5,833,000 from approximately $3,414,000 for the three months ended March 31, 2007. Net sales in the cable, wire and mechanical assemblies segment decreased 53.5% to approximately $459,000 from approximately $987,000 for the three months ended March 31, 2007 primarily due to a push out in the delivery schedule of one customer. Net sales in the photovoltaic installation, integration and product sales segment increased to approximately $5,374,000 for the three months ended March 31, 2008 from approximately $2,427,000 for the three months ended March 31, 2007. The increase is attributable to one sale of solar panels for $4.5 million offset by declines in system design and installation revenues of $1.6 million.
Cost of Goods Sold
     Cost of goods sold were approximately $5,800,000 (99.4% of net sales) and $2,604,000 (76.3% of net sales) for the three months ended March 31, 2008 and 2007, respectively. Cost of goods sold in our cable, wire and mechanical assemblies segment were $358,000 (78.0% of net sales) and $708,000 (71.8% of net sales) for the three months ended March 31, 2008 and 2007, respectively. Cost of goods sold as a percentage of sales for the cable, wire and mechanical assemblies segment increased by 6.2% for the three months ended March 31, 2008, primarily due to increased shipping costs and increased raw material cost. Costs of goods sold for our photovoltaic installation, integration and product sales segment was $5,442,000 (101.3% of net sales) and $1,896,000 (78.1% of sales) for the three months ended March 31, 2008 and 2007, respectively. The primary reason for the decline in gross margin for our photovoltaic installation, integration and product sales segment was a $4.5 million sale of solar panels that resulted in a lower margin than we would have received if the panels were a part of a complete design and construction project and construction costs incurred in the installation of our solar system projects which we were not able to pass on to our customers.
General and Administrative Expense
     General and administrative expense was approximately $2,145,000 and $1,459,000 for the three months ended March 31, 2008 and 2007, respectively, an increase of 47.0.%. As a percentage of sales, general and administrative expense was 36.8% and 42.7% for the three months ended March 31, 2008 and 2007, respectively. The increase in costs for the three months ended March 31, 2008 is primarily due to the increase in employee related expense of our photovoltaic solar business. Significant elements of general and administrative expense for the three months ended March 31, 2008 were employee related expenses of approximately $1,067,000, professional and consulting fees of approximately $405,000, rent, telephone and utilities of approximately $153,000, travel and lodging of approximately $31,000, and stock-based compensation expense of approximately $89,000.

Sales, Marketing and Customer Service Expense
     Sales, marketing and customer service expense was $549,000 and $536,000 for the three months ended March 31, 2008 and 2007, respectively, an increase of 2.4%. As a percentage of sales, sales, marketing and customer service expense was 9.4% and 15.7%, respectively. Significant elements of sales, marketing and customer service expense for the three months ended March 31, 2008 were employee related expense of approximately $276,000, advertising expense of approximately $100,000, stock-based compensation expense of approximately $12,000, commission expense of approximately $53,000, rent telephone and utilities of approximately $31,000 and marketing and business development costs of approximately $32,000.
Product Development Expense
     Product development expense was $126,000 and $0 for the three months ended March 31, 2008 and 2007, respectively. Significant elements of product development for the three months ended March 31, 2008 were employee related expense of approximately $39,000 and product certification and testing costs of approximately $83,000. There was no product development activity for the three months ended March 31, 2007, hence there was not product development expense. The Company expects that product development costs will continue in fiscal 2008 as it expands this activity.
Interest Income / Expense
     Interest income, net was approximately $12,000 and $111,000 for the three months ended March 31, 2008 and 2007, respectively. Interest income, net for the three months ended March 31, 2008 consisted of approximately $27,000 of interest paid on notes and capital leases offset by interest earned on cash balances of approximately $39,000. The decrease in the Company’s cash balances was the reason for the decrease of interest income.
Income Tax Expense
     The Company provided income tax expense of approximately $3,000 and $2,000 for the three months ended March 31, 2008 and 2007, respectively.
Net Loss
     The net loss was approximately $2,778,000 and $1,076,000 for the three months ended March 31, 2008 and 2007, respectively. The decline in gross margin in our photovoltaic solar business, as described above, was the driver of the increased net loss.
Liquidity and Capital Resources
     A summary of the sources and uses of cash and cash equivalents is as follows:

	Three Months Ended	Three Months Ended
(in thousands)	March 31, 2008	March 31, 2007
Net cash used in operating activities	$(5,915)	$(3,166)
Net cash used in investing activities	(78)	(297)
Net cash provided by (used in) financing activities	470	(766)

Net decrease in cash and cash equivalents	$(5,523)	$(4,229)

     From our inception until the closing of our private placement on October 4, 2006, we financed our operations primarily through short-term borrowings. We received net proceeds of approximately $14,500,000 from the private placement made by Solar Power, Inc., a Nevada corporation (formerly Welund Fund, Inc.) when we completed our reverse merger with them in December 2006.
     In December 2007 we completed a private placement of 4,513,911 shares of our common stock with proceeds approximately $10,185,000, net of expenses of approximately $1,551,000,
     As of March 31, 2008 we had approximately $1,317,000 in cash and cash equivalents.

     Net cash used in operating activities of approximately $5,915,000 for the three months ended March 31, 2008 was primarily a result of a net loss of approximately $2,778,000, less non-cash items included in net income, including depreciation of approximately $154,000 related to property and equipment, stock-based compensation expense of approximately $101,000 and bad debt expense of approximately $7,000. Also contributing to cash used in operating activities were an increase in our accounts receivable of approximately $3,485,000 as a result of increased sales in our solar photovoltaic business segment, a decrease in costs and estimated earnings in excess of billings on uncompleted contracts of approximately $626,000 due to decreased construction revenue, a decrease in inventories of approximately $459,000, an increase in prepaid expenses and other current assets of approximately $141,000 primarily due to an overpayment of sales tax liability, an increase in accounts payable of approximately $130,000, an increase in billings in excess of costs and estimated earnings on uncompleted contracts of approximately $3,000 and a decrease in accrued liabilities of approximately $991,000 primarily from payment of sales tax liabilities from fiscal 2007.
     Net cash used in investing activities of approximately $78,000 for the three months ended March 31, 2008 primarily relates to acquisition of property, plant and equipment.
     Net cash generated from financing activities was approximately $470,000 for the three months ended March 31, 2008 and is comprised of approximately $69,000 from the exercise of stock options, approximately $457,000 from the release of restricted cash collateralizing letters of credit, approximately $38,000 from proceeds of our line of credit, offset by costs related to share registration of approximately $10,000 and principal payments on notes and capital leases payable of approximately $84,000
     In the short-term we do not expect any material change in the mix or relative cost of our capital resources. As of March 31, 2008, we had approximately $1,317,000 in cash and cash equivalents and approximately $1,738,000 of restricted cash collateralizing standby letters of credit we issued to support our bank line of credit and capital lease. Our plan and focus will be to continue the development of our solar panel manufacturing facility, manufacturing our branded solar system products, generating new customers, and organizing a distribution model through the development of a franchise network. With our current level of cash on hand and collection of accounts receivable and costs and estimated earnings in excess of billings on uncompleted contracts, we believe we have sufficient working capital to satisfy our working capital requirements to fund operations at their current levels. We may be required to raise capital to fund our anticipated future growth. Future cash forecasts are based on assumptions regarding operational performance, and assumptions regarding working capital needs associated with increasing customer orders.
Off-Balance Sheet Arrangements
     At March 31, 2008, we did not have any transactions, obligations or relationships that could be considered off-balance sheet arrangements.

Item 4.
Controls and Procedures
Evaluation of Disclosure Controls and Procedures
          Our management, with the participation and under the supervision of our principal executive officer and our principal financial officer, reviewed and evaluated the effectiveness of the design and operation of our disclosure controls and procedures, interim period three months ended March 31, 2008 covered by this report, as required by Securities Exchange Act Rule 13a-15, and concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed in our reports filed with the Securities and Exchange Commission pursuant to the Securities Exchange Act of 1934 is accumulated and communicated to management timely, including our principal executive officer and principal financial officer. Based on this evaluation, our principal executive officer and principal financial officer have concluded that, as of the end of the interim period covered by this report, our disclosure controls and procedures are effective to ensure that we record, process, summarize, and report information required to be disclosed in the reports we filed under the Securities Exchange Act of 1934 within the time periods specified by the Securities and Exchange Commission's rules and regulations. For the year ended December 31, 2007, our independent auditors identified a material weakness and certain significant deficiencies in our internal control over financial reporting. We have implemented and continue to implement additional processes to remediate the material weakness and the significant deficiencies in our internal control over financial reporting.
          During the three months ended March 31, 2008, there have been no changes in our internal controls over financial reporting, or to our knowledge, in other factors, that have materially affected, or are reasonably likely to materially affect our internal controls over financial reporting. We continue to enhance our internal controls over financial reporting, primarily by evaluating and enhancing our process and control documentation and increasing our systems security, in connection with our ongoing efforts to meet the requirements of Section 404 of the Sarbanes-Oxley Act of 2002. We discuss with and disclose these matters to the Audit Committee of our Board of Directors, our Board of Directors and our auditors.

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

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report on Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized.

SOLAR POWER, INC.
Date: May 12, 2008	/s/ Jeffrey G. Winzeler
Jeffrey G. Winzeler,
Chief Financial Officer (Principal Accounting Officer and Principal Financial Officer)

Exhibit Index
31.1	Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes- Oxley Act of 2002