Form 10-Q
period 2008-06-30
Solar Power, Inc.
filed 2008-08-14
CIK 1210618

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10-Q

☑	Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2008

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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 37,715,325 shares of $0.0001 par value common stock outstanding as of August 14, 2008.

PART I
FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
SOLAR POWER, INC.
(FORMERLY INTERNATIONAL ASSEMBLY SOLUTIONS, LIMITED)
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands except for share data)

	As of June 30,	As of December
	2008	31, 2007
	(unaudited)	(audited)

ASSETS
Current assets:
Cash and cash equivalents	$3,967	$6,840
Accounts receivable, net of allowance for doubtful accounts of $14 and $48 at June 30, 2008 and December 31, 2007, respectively	6,467	5,353
Costs and estimated earnings in excess of billings on uncompleted contracts	1,023	2,208
Inventories, net	6,068	6,945
Prepaid expenses and other current assets	927	967
Restricted cash	—	800

Total current assets	18,452	23,113

Goodwill	435	435
Restricted cash	685	1,395
Property, plant and equipment at cost, net	2,002	2,066

Total assets	$21,574	$27,009

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$3,896	$4,957
Line of credit	—	931
Accrued liabilities	2,446	2,063
Income taxes payable	86	88
Billings in excess of costs and estimated earnings on uncompleted contracts	812	3
Loans payable and capital lease obligations	350	342

Total current liabilities	7,590	8,384
Loans payable and capital lease obligations, net of current portion	478	655

Total liabilities	8,068	9,039

Commitments and contingencies	—	—

Stockholders’ equity
Preferred stock, par $0.0001, 20,000,000 shares authorized, none issued and outstanding at June 30, 2008 and December 31, 2007	—	—
Common stock, par $0.0001, 100,000,000 shares authorized 37,715,325 and 37,573,263 shares issued and outstanding at June 30, 2008 and December 31, 2007, respectively	4	4
Additional paid in capital	27,714	27,404
Accumulated translation adjustment	(89)	—
Accumulated deficit	(14,123)	(9,438)

Total stockholders’ equity	13,506	17,970

Total liabilities and stockholders’ equity	$21,574	$27,009

The accompanying notes are an integral part of these condensed financial statements

SOLAR POWER, INC.
(FORMERLY INTERNATIONAL ASSEMBLY SOLUTIONS, LIMITED)
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands except for share data)

	For the Six Months Ended		For the Three Months Ended
	June 30, 2008	June 30, 2007	June 30, 2008	June 30, 2007
	(unaudited)	(unaudited)	(unaudited)	(unaudited)

Net Sales	$15,879	$5,051	$10,046	$1,637
Cost of goods sold	14,464	3,908	8,663	1,304

Gross profit	1,415	1,143	1,383	333

Operating expenses:
General and administrative	4,675	3,022	2,545	1,564
Sales, marketing and customer service	1,191	1,365	633	828
Product development	268	—	135	—

Total operating expenses	6,134	4,387	3,313	2,392

Operating loss	(4,719)	(3,244)	(1,930)	(2,059)

Other income (expense):
Interest expense	(74)	191	(48)	80
Interest income	105	—	66	—
Other income, net	6	—	5	—

Total other income	37	191	23	80

Loss before income taxes	(4,682)	(3,053)	(1,907)	(1,979)

Income tax expense	3	2	—	—

Net loss	$(4,685)	$(3,055)	$(1,907)	$(1,979)

Net loss per common share:
Basic and diluted	$(0.12)	$(0.09)	$(0.05)	$(0.06)

Weighted average number of common shares used in computing per share amounts	37,637,129	32,577,248	37,679,721	32,799,201

The accompanying notes are an integral part of these condensed financial statements

SOLAR POWER, INC.
(FORMERLY INTERNATIONAL ASSEMBLY SOLUTIONS, LIMITED)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	For Six Months Ended
	June 30, 2008	June 30, 2007
	(unaudited)	(unaudited)

Cash flows from operating activities:
Net loss	$(4,685)	$(3,055)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	329	97
Stock issued for services	15	—
Stock-based compensation expense	239	266
Bad debt expense	203	—
Amortization	—	676
Income tax expense	3	2
Loss on disposal of fixed assets	4	—
Changes in operating assets and liabilities:
Accounts receivable	(1,317)	(654)
Notes receivable	—	(75)
Costs and estimated earnings in excess of billing on uncompleted contracts	1,185	(137)
Inventories	877	(2,322)
Asset held for sale		(2,141)
Prepaid expenses and other current assets	41	(335)
Accounts payable	(1,061)	2,771
Income taxes payable	(5)	(5)
Billings in excess of costs and estimated earnings on uncompleted contracts	809	(95)
Accrued liabilities	298	77

Net cash used in operating activities	(3,065)	(4,930)
Cash flows from investing activities:
Acquisitions of property, plant and equipment	(269)	(492)

Net cash used in by investing activities	(269)	(492)
Cash flows from financing activities:
Proceeds from issuance of common stock	69	500
Costs related to share registration	(14)	(390)
Restricted cash collateralizing letters of credit	1,510	(2,195.00)
Principal payments on notes and capital leases payable	(169)	(273)
Net payments on (proceeds from) line of credit	(931)	196
Principal payments on loans from related parties	—	(320)

Net cash provided by financing activities	465	(2,482)

Decrease in cash and cash equivalents	(2,869)	(7,904)
Cash and cash equivalents at beginning of period	6,840	11,394
Effect of exchange rate changes on cash and cash equivalents	(4)	—

Cash and cash equivalents at end of period	$3,967	$3,490

The accompanying notes are an integral part of these condensed financial statements

SOLAR POWER, INC.
(FORMERLY INTERNATIONAL ASSEMBLY SOLUTIONS, LIMITED)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For Six Months Ended
	June 30, 2008	June 30, 2007
	(unaudited)	(unaudited)

Supplemental disclosure of cash flow information:
Cash paid for interest	$74	$45

Cash paid for income taxes	$5	$8

Supplemental disclosure of non-cash investing and financing activities:
Equipment acquired through notes payable and capital leases	$—	$463
Stock and warrants issued in settlement of an obligation	—	31
Stock issued for services	15	—

	$15	$494

The accompanying notes are an integral part of these condensed financial statements

SOLAR POWER, INC.
(FORMERLY INTERNATIONAL ASSEMBLY SOLUTIONS, LIMITED)
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
1. Description of Business and Basis of Presentation
     Description of Business
     Solar Power, Inc. and its subsidiaries, (collectively the “Company”) engage in the design and manufacturing of photovoltaic modules and racking systems, and manufacturing of cable, wire and mechanical assemblies, in our factory in Shenzhen, PRC. In markets outside of the U.S., the Company’s photovoltaic products are sold directly to international customers. In the U.S. market, the Company designs and installs commercial photovoltaic systems using its own products as well as products from other manufacturers. To serve the U.S. residential market, the Company is establishing a network of owner-operated territorial franchises under the brand name YES!. Cable, wire and mechanical assemblies are typically sold directly to other manufacturers.
     In our early history, our revenue was derived principally from the sale of cable, wire and mechanical assemblies segment. With the launch of our photovoltaic installation, integration and sales segment, involving both solar panel sales and complete system design and installation, we have realized increased revenues. We anticipate that revenues from our photovoltaic installation, integration and sales segment will continue to increase as we expand our international customer base and continue to build our U.S. commercial installation capabilities. Additionally, we anticipate growing revenues in the form of royalties through our expanding YES! franchise network.
     In December 2006, Solar Power, Inc. became a public Company through its reverse merger with Solar Power, Inc. (formerly Welund Fund, Inc.). The accompanying condensed consolidated financial statements reflect the results of the operations of Solar Power, Inc., its predecessor, International Assembly Solutions, Limited and their subsidiaries.
     Basis of Presentation
     The accompanying condensed consolidated financial statements are unaudited and have been prepared in accordance with generally accepted accounting principles for interim financial information. They should be read in conjunction with the financial statements and related notes to the financial statements of Solar Power, Inc. (formerly International Assembly Solutions, Limited) (the “Company”) for the years ended December 31, 2007 and 2006 appearing in the Company’s Form 10-KSB. The June 30, 2008 unaudited interim condensed consolidated financial statements on Form 10-Q have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) for smaller reporting companies. Certain information and note disclosures normally included in the annual financial statements on Form 10-K have been condensed or omitted pursuant to those rules and regulations, although the Company’s management believes the disclosures made are adequate to make the information presented not misleading. In the opinion of management, all adjustments, consisting of normal recurring accruals, necessary for a fair presentation of the results of operation for the interim periods presented have been reflected herein. The results of operations for the interim periods are not necessarily indicative of the results to be expected for the entire year.
     The consolidated financial statements include the accounts of Solar Power, Inc., and its subsidiaries. Intercompany balances, transactions and cash flows are eliminated on consolidation.
2. Summary of Significant Accounting Policies
     Cash and cash equivalents — Cash and cash equivalents include cash on hand, cash accounts and interest bearing savings accounts. At times, cash balances may be in excess of FDIC insurance limits. The Company has not experienced any losses with respect to bank balances in excess of government provided insurance. At June 30, 2008 and December 31, 2007, the Company held approximately $4,600,000 and $8,900,000, respectively, in bank balances in excess of the insurance limits.
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
     Anti-dilutive Shares — SFAS No. 128, “Earnings Per Share,” provides for the calculation of basic and diluted earnings per share. Basic earnings per share includes no dilution and is computed by dividing income attributable to common shareholders by the weighted-average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution of securities by adding other common stock equivalents, including common stock options, warrants, and restricted common stock, in the weighted average number of common shares outstanding for a period, if dilutive. Potentially dilutive securities are excluded from the computation if their effect is anti-dilutive. For the three and six months ended June 30, 2008 and 2007 288,801 and 0 shares of common stock equivalents, respectively were excluded from the computation of diluted earnings per share since their effect would be anti-dilutive.
     Property, plant and equipment — Property, plant and equipment is stated at cost including the cost of improvements. Maintenance and repairs are charged to expense as incurred. Depreciation and amortization are provided on the straight line method based on the estimated useful lives of the assets as follows:

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
In our photovoltaic systems installation, integration and product sales segment, revenue on product sales is recognized when there is evidence of an arrangement, title and risk of ownership have passed (generally upon delivery), the price to the buyer is fixed or determinable and collectability is reasonably assured. Customers do not have a general right of return on products shipped therefore we make no provisions for returns. During the six months ended June 30, 2008, the Company did recognize one product sale on a bill and hold arrangement. In this instance the customer did not have sufficient facilities to store the product and asked that we store the product for them. Since all criteria for revenue recognition, including those related to a bill and hold transaction, had been met the Company recognized revenue on this sale.
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
     Allowance for doubtful accounts — The Company regularly monitors and assesses the risk of not collecting amounts owed to the Company by customers. This evaluation is based upon a variety of factors including: an analysis of amounts current and past due along with relevant history and facts particular to the customer. It requires the Company to make significant estimates, and changes in facts and circumstances could result in material changes in the allowance for doubtful accounts. At June 30, 2008 and December 31, 2007, the Company has recorded an allowance of approximately $14,000 and $48,000, respectively.
     Stock-based compensation — Effective January 1, 2006, the Company adopted the provisions of Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment.” (“FAS No. 123(R)”), which requires the Company to measure the stock-based compensation costs of share-based compensation arrangements based on the grant-date fair value and generally recognizes the costs in the financial statements over the employee requisite service period. Stock-based compensation expense for all stock-based compensation awards granted was based on the grant-date fair value estimated in accordance with the provisions of FAS No. 123(R). Prior to 2006, the Company had not issued stock options or other forms of stock-based compensation.
     Shipping and handling cost — Shipping and handling costs related to the delivery of finished goods are included in cost of goods sold. For the three months ended June 30, 2008 and 2007, shipping and handling costs expensed to cost of goods sold were approximately $109,000 and $77,000, respectively. For the six months ended June 30, 2008 and 2007, shipping and handling costs expensed to cost of goods sold were approximately $248,000 and $117,000, respectively.
     Advertising costs — Costs for newspaper, television, and radio, other media and design are expensed as incurred. The Company expenses the production costs of advertising the first time the advertising takes place. The costs for this type of advertising for the three months ended June 30, 2008 and 2007, were approximately $52,000 and $40,000, respectively. For the six months ended June 30, 2008 and 2007, the costs for this type of advertising were approximately $152,000 and 114,000, respectively.
     Product Warranties — In our cable, wire and mechanical assembly business our current standard product warranty for our mechanical assembly product ranges from one to five years. Our current standard warranty for our solar panel systems include a 10-year warranty for defects in materials and workmanship and a 20-year warranty period for declines in power performance of our solar modules and industry standard five (5) years on inverter and balance of system components. Due to the warranty period, we bear the risk of extensive warranty claims long after we have shipped product and recognized revenue. In our cable and wire assembly business, historically our warranty claims have not been material. In our solar photovoltaic business our greatest warranty exposure is in the form of product replacement. Until the third quarter of 2007, the Company purchased its solar panels from third-party suppliers and since the third-party warranties are consistent with industry standards we consider our financial exposure to warranty claims immaterial. Certain photovoltaic construction contracts entered into during the year ended December 31, 2007, included provisions under which the Company agreed to provide warranties to the buyer, and during the quarter ended September 30, 2007, the Company began installing its own manufactured solar panels. As a result, the Company recorded the provision for the estimated warranty exposure on these contracts within cost of sales. Since the Company does not have sufficient historical data to estimate its exposure, we have looked to historical data reported by other solar system installers and manufacturers. The Company provided a warranty reserve of approximately $101,000 and $31,000 for the three months ended June 30, 2008 and 2007, respectively. The Company provided a warranty reserve of approximately $186,000 and $41,000 for the six months ended June 30, 2008 and 2007, respectively.

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
     Aggregate net foreign currency transaction gains included in the income statement were approximately $82,000 and $13,000 for the three months ended June 30, 2008 and 2007, respectively. Aggregate net foreign currency transaction gains included in the income statement were approximately $219,000 and $16,000 for the six months ended June 30, 2008 and 2007, respectively.
     Reclassification — Certain amounts from prior periods have been reclassified to conform to current period presentation.
     Comprehensive income (loss) - Statement of Financial Accounting Standards No. 130, “Reporting Comprehensive Income,” establishes standards for reporting comprehensive income and its components in a financial statement that is displayed with the same prominence as other financial statements. Comprehensive income, as defined, includes all changes in equity during the period from non-owner sources. Examples of items to be included in comprehensive income, which are excluded from net income, include foreign currency translation adjustments and unrealized gain (loss) of available-for-sale securities. For the three months ended June 30, 2008 and 2007, comprehensive loss was approximately $1,973,000 (composed of a net loss of approximately $1,906,000 and a foreign currency translation adjustment of $67,000) and $1,979,000 (equal to net loss), respectively. For the six months ended June 30, 2008 and 2007, comprehensive loss was approximately $4,774,000 (composed of a net loss of approximately $4,685,000 and a foreign currency translation adjustment of $89,000) and $3,055,000 (equal to net loss), respectively.
     Post-retirement and post-employment benefits — The Company’s subsidiaries which are located in the People’s Republic of China contribute to a state pension scheme on behalf of its employees. The Company recorded approximately $11,000 and $7,000 in expense related to its pension contributions for the three months ended June 30, 2008 and 2007, respectively. The Company recorded approximately $24,000 and $13,000 in expense related to its pension contributions for the six months ended June 30, 2008 and 2007, respectively. Neither the Company nor its subsidiaries provide any other post-retirement or post-employment benefits.
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
     In April 2008, the Financial Accounting Standards Board (“FASB”) issued FSP FAS No. 142-3, “Determination of the Useful Life of Intangible Assets.” The FSP amends the factors an entity should consider in developing renewal or extension assumptions used in determining the useful life of recognized intangible assets under SFAS No. 142, “Goodwill and Other Intangible Assets.” The FSP must be applied prospectively to intangible assets acquired after the effective date. The Company will apply the guidance of the FSP to intangible assets acquired after January 1, 2009.

4. Inventories
     Inventories consisted of the following (in thousands):

	June 30,	December
	2008	31, 2007
	(unaudited)	(audited)

Raw material	$2,159	$2,036
Work in process	82	—
Finished goods	3,510	4,927
Goods in transit	336	—
Provision for obsolete stock	(19)	(18)

	$6,068	$6,945

5. Prepaid Expenses and Other Current Assets
     Prepaid expenses and other current assets consisted of the following (in thousands):

	June 30,
	2008	December 31,
	(unaudited)	2007 (audited)

Prepayments to vendors and deferred costs	$149	$339
Deposits	196	118
Recoverable VAT and sales tax	276	125
Dues and subscriptions	36	—
Advertising	136	166
Consulting	35	—
Insurance	14	135
Other	85	84

	$927	$967

6. Property, Plant and Equipment
     Property, plant and equipment consisted of the following (in thousands):

	June 30,	December
	2008	31, 2007
	(unaudited)	(audited)

Plant and machinery	$413	521
Furniture, fixtures and equipment	331	215
Computers and software	481	261
Equipment acquired under capital leases	709	709
Trucks	246	246
Leasehold improvements	501	464

Total cost	2,681	2,416
Less: accumulated depreciation	(679)	(350)

	$2,002	$2,066

     Depreciation expense for the three months ended June 30, 2008 and 2007 was approximately $175,000 and $69,000, respectively. Depreciation for the six months ended June 30, 2008 and 2007 was approximately $329,000 and $97,000, respectively.

7. Accrued Liabilities
     Accrued liabilities consisted of the following (in thousands):

	June 30,
	2008	December 31,
	(unaudited)	2007 (audited)

Customer deposits	$1,109	$399
Sales tax payable	38	557
Prepaid franchise fees	200	—
Insurance financing	—	87
Accrued payroll and related costs	545	490
Warranty reserve	289	103
Accrued construction costs	—	212
Accrued interest	—	15
Accrued commission	227	—
Other	38	200

	$2,446	$2,063

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
     On April 15, 2008, the Company issued 50,000 shares of restricted common stock pursuant to the Company’s 2006 Equity Incentive Plan as a signing bonus to a new employee. The shares were fair-valued at $1.30, the closing price of the Company’s common stock on April 15, 2008, the date of grant. 25,000 shares vested on the date of grant. The remaining 25,000 shares will vest on April 15, 2009.
     On June 4, 2008, the Company issued 10,000 shares of its common stock pursuant to a consulting agreement for services rendered to the Company. The shares were fair-valued at $1.48, the closing price of the Company’s common stock on June 4, 2008 and the Company recorded $15,000 in expense related to this transaction.
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

     The following table summarizes the consolidated stock-based compensation expense, by type of awards for the three and six months ended June 30, 2008 and 2007 (in thousands):

	Three	Three	Six	Six
	Months	Months	Months	Months
	Ended	Ended	Ended	Ended
	June 30,	June 30,	June 30,	June 30,
	2008	2007	2008	2007

Employee stock options	$85	$82	$179	$166
Stock grants	54	—	60	100

Total stock-based compensation expense	$139	$82	$239	$266

     The following table summarizes the consolidated stock-based compensation by line item for the three and six months ended June 30, 2008 and 2007 (in thousands):

	Three	Three	Six	Six
	Months	Months	Months	Months
	Ended	Ended	Ended	Ended
	June 30,	June 30,	June 30,	June 30,
	2008	2007	2008	2007

General and administrative	$135	$71	$224	$239
Sales, marketing and customer service	3	12	14	27
Engineering, design and product management	1	—	1

Total stock-based compensation expense	139	83	239	266
Tax effect on stock-based compensation expense	—	—	—	—

Total stock-based compensation expense after taxes	$139	$83	$239	$266

Effect on net loss per share: Basic and diluted	$0.00	$0.00	$0.01	$0.01

     As stock-based compensation expense recognized in the consolidated statements of operations is based on awards ultimately expected to vest, FAS No. 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Based on historical information, the Company estimates that its forfeiture rate is 6.0% and 0.0% for the three and six months ended June 30, 2008 and 2007, respectively.
Valuation Assumptions
Determining Fair Value
     Valuation and Amortization Method — The Company estimates the fair value of service-based and performance-based stock options granted using the Black-Scholes-Merton option-pricing formula. The fair value is then amortized on a straight-line basis over the requisite service periods of the awards, which is generally the vesting period. Service-based and performance-based options typically have a five year life from date of grant and vesting periods of three to four years. For the six months ended June 30, 2008, the fair value of share awards granted was determined by the closing price of our common on the date of grant. For the six months ended June 30, 2007, the fair value of share awards granted was determined by the last private placement price of our common stock since our shares were not trading during that time.
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
     During the six months ended June 30, 2008, the Company granted 553,000 service-based options fair-valued between $0.694 and $1.502 using the Black-Scholes-Merton model and 63,367 restricted stock grants fair-valued between $1.30 and $3.45 using the closing price of the Company’s common stock at the date of grant. The vesting of the service-based option will occur over a four-year period, 38,367 of the restricted stock grants vested at date of grant while the remaining 25,000 shares will vest one year from the date of grant. During the six months ended June 30, 2007, the Company granted 311,500 service-based options fair-valued at $0.73, using the Black-Scholes-Merton model and granted 50,000 shares of common stock each to two employees valued at $1.00 per share.
     Assumptions used in the determination of the fair value of share-based payment awards using the Black-Scholes-Merton model for stock option grants during the six months ended June, 2008 and 2007 were as follows:

	2008		2007
	Service-based	Performance-based	Service-based	Performance-based
Expected term	3.25 - 3.75	N/A	3.25 - 3.75	N/A
Risk-free interest rate	2.65 - 2.74%	N/A	4.58 - 4.74%	N/A
Volatility	75%	N/A	92%	N/A
Dividend yield	0%	N/A	0%	N/A
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
     The Company currently has service-based and performance-based options and restricted stock grants outstanding. The service-based options vest in 25% increments and expire five years from the date of grant. Performance-based options vest upon satisfaction of the performance criteria as determined by the Compensation Committee of the Board of Directors and expire five years from the date of grant. The restriction period on restricted shares shall expire per the terms of the grant agreement.
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
     At June 30, 2008 there were approximately 3,607,346 shares available to be issued under the plan (9% of the outstanding shares of 37,715,325 plus outstanding warrants of 2,366,302). There were 2,505,595 options and restricted shares issued under the Plan and 838,384 shares available to be issued.
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
     The following table summarizes the Company’s stock option activities for the year ended December 31, 2007 and the six and three months ended June 30, 2008:

			Weighted-
		Weighted-	Average
		Average	Remaining	Aggregate
		Exercise Price	Contractual	Intrinsic Value
	Shares	Per Share	Term	($000)

Outstanding as of January 1, 2007	1,900,000	$1.00	3.75	$760
Granted	583,900	1.10	4.11	175
Exercised	(18,750)	1.00	—	—
Forfeited	(497,917)	1.00	—	—

Outstanding December 31, 2007	1,967,233	1.03	3.88	728
Granted	300,000	2.70	4.85	—
Exercised	(68,695)	1.00	—	—
Forfeited	(24,638)	1.00	—	—

Outstanding March 31, 2008	2,173,900	1.26	4.01	304
Granted	253,000	1.26	4.76	10
Exercised	—	—	—	—
Forfeited	(8,750)	1.00	—	—

Outstanding June 30, 2008	2,418,150	$1.26	3.87	$571

Exercisable June 30, 2008	849,650	$1.18	4.08	$255

     The weighted-average grant-date fair value of options granted during the three months ended June 30, 2008 and 2007 was $0.70 and $0.73, respectively. The weighted-average grant-date fair value of options granted during the six months ended June 30, 2008 and 2007 was $1.10 and $0.73, respectively.
     The following table summarizes the Company’s restricted stock activities:

Shares
Outstanding as of January 1, 2007	100,000
Granted	100,000
Exercised	—
Forfeited	—

Outstanding as of December 31, 2007	200,000
Granted	13,367
Exercised	—
Forfeited	—

Outstanding as of March 31, 2008	213,367
Granted	50,000
Exercised	—
Forfeited	—

Outstanding June 30, 2008	263,367

Vested as of June 30, 2008	188,367

     Changes in the Company’s non-vested stock options are summarized as follows:

	Service-	Weighted-	Performance-	Weighted-		Weighted-
	based	Average Grant	based	Average Grant	Restricted	Average Grant
	Options	Date Fair Value	Options	Date Fair Value	Stock	Date Fair Value
	Shares	Per Share	Shares	Per Share	Shares	Per Share

Non-vested as of December 31, 2006	1,125,000	0.66	300,000	0.73	75,000	1.00
Granted	583,900	0.72	—	—	100,000	1.00

Vested	(353,441)	0.66	(50,000)	0.73	(125,000)	1.00

Forfeited	(279,167)	0.66	(150,000)	—	—	—

Non-vested as of December 31, 2007	1,076,292	0.67	100,000	0.73	50,000	1.00
Granted	300,000	1.44	—	—	13,367	3.45

Vested	(81,875)	1.41	—	—	(13,367)	3.45

Forfeited	(10,000)	1.00	—	—	—	—

Non-vested as of March 31, 2008	1,284,417	1.10	100,000	0.73	50,000	1.62
Granted	253,000	0.70	—	—	50,000	1.30

Vested	—	—	—	—	(25,000)	1.30

Forfeited	(8,750)	0.68	—	—	—	—

Non-vested as of June 30, 2008	1,528,667	$0.82	100,000	$0.73	75,000	$1.18

     As of June 30, 2008, there was approximately $1,142,000, $49,000 and $86,000 of unrecognized compensation cost related to non-vested service-based options, performance-based options and restricted stock grants, respectively. The cost is expected to be recognized over a weighted-average of 3.0 years for service-based options and restricted stock grants and 4.0 years for performance-based options. The total fair value of shares vested during the six months ended June 30, 2008 was approximately $115,000, $0 and $79,000 for service-based options, performance-based options and restricted stock grants, respectively. During the six months ended June 30, 2008 there were no changes to the contractual life of any fully vested options.
11. Line of Credit
     On June 25, 2007, the Company entered into an agreement with China Merchants Bank for a working capital line of credit through its wholly owned subsidiary, IAS Electronics (Shenzhen) Co., Ltd. in the amount of $6,800,000 RMB or approximately $991,000 at then current exchange rates. The term of the agreement is one year with an annual interest rate of 6.75 percent. The line was secured by a $1,000,000 standby letter of credit collateralized by the Company’s cash deposits. The Company did not renew this line of credit, the letter of credit collateralizing the line was released by China Merchants Bank and the restricted cash collateral was released for use by the Company.
12. Commitments and Contingencies
     Letters of Credit — At June 30, 2008, the Company had outstanding standby letters of credit of approximately $651,000 as collateral for its capital lease and a retailer program agreement. The standby letters of credit are issued for a term of one year and the Company paid one percent of the face value as an origination fee.

     Guarantee of Performance — The Company has entered into a guarantee of the financial performance for its wholly owned subsidiary, Yes! Solar, Inc. in conjunction with the submission of Yes! Solar, Inc’s. Uniform Franchise Disclosure Document (UFDD) to the California Department of Corporations.
     Financing Agreement — On December 13, 2007, the Company and its wholly-owned subsidiary, Yes! Solar, Inc. (“YES”) entered into a Retailer Program Agreement (the “Agreement”) with GE Money Bank to provide to YES retail customers a vehicle to finance solar systems purchased from YES. The agreement provides that the Company will provide a standby letter of credit equal to the greater of $50,000 or one percent of sales under the Agreement. A standby letter of credit in the amount of $50,000 was issued on November 14, 2007 as a condition to the execution of the Agreement. The term of the letter of credit is for one year. As of June 30, 2008 there have been no sales under this Agreement.
     Operating leases — The Company leases premises under various operating leases. Rental expense under operating leases included in the statement of operations was approximately $440,000 and $178,000 for the six months ended June 30, 2008 and 2007, respectively. Rental expense under operating leases included in the statement of operations was approximately. Rental expense under operating leases was approximately $229,000 and $89,000 for the three months ended June 30, 2008 and 2007, respectively.
13. Operating Risk
     Concentrations of Credit Risk and Major Customers — A substantial percentage of the Company’s net revenue comes from sales made to a small number of customers and are typically sold on open account basis. Details of customers accounting for 10% or more of total net sales for the six months ended June 30, 2008 and 2007, respectively is as follows (in thousands):

Customer	2008	2007

IX Energy, Inc.	$4,502	$—
Sun Technics	3,816
ENE Energy	4,150
Sun Country Builders	—	620
Siemens Transportation Systems, Inc.	—	1,064
     Details of customers representing 10% or more of accounts receivable balances and costs and estimated earnings in excess of billings on uncompleted contracts at June 30, 2008 and 2007, respectively are (in thousands):

Customer	2008	2007

Sun Technics	$3,816	$—
Rippling River	—	247
Auberge Resorts	—	292
Siemens Transportation Systems, Inc.	—	478
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
     Contributions of the major activities, profitability information and asset information of the Company’s reportable segments for the three and six months ended June 30, 2008 and 2007 are as follows:

	Six Months Ended June 30, 2008			Six Months Ended June 30, 2007
		Inter-segment			Inter-segment
Segment (in thousands)	Net sales	sales	Income (loss)	Net sales	sales	Income (loss)

Cable, wire and mechanical assemblies	$1,096	$—	$270	$1,773	$—	$(130)
Photovoltaic installation, integration and sales	14,783	—	(4,955)	3,278	—	(2,923)

Segment total	15,879	—	(4,685)	5,051	—	(3,053)

Net sales	$15,879	$—		$5,051	$—

Income before taxes			$(4,685)			$(3,053)

	Three Months Ended June 30, 2008			Three Months Ended June 30, 2007
		Inter- segment			Inter-segment
Segment (in thousands)	Net sales	sales	Income (loss)	Net sales	sales	Income (loss)

Cable, wire and mechanical assemblies	$637	$—	$140	$786	$—	$(73)
Photovoltaic installation, integration and sales	9,409	—	(2,047)	851	—	(1,906)

Segment total	10,046	—	(1,907)	1,637	—	(1,979)

Net sales	$10,046	$—		$1,637	$—

Income before taxes			$(1,907)			$(1,979)

	For Six Months Ended June 30,		For Six Months Ended June 30,		For Three Months Ended June		For Three Months Ended June 30,
	2008		2007		30, 2008		2007
		Interest	Interest	Interest	Interest	Interest
Segment (in thousands)	Interest income	expense	income	expense	income	expense	Interest income	Interest expense

Cable, wire and mechanical assemblies	$—	$—	$—	$—	$—	$—	$—	$—
Photovoltaic installation, integration and sales	105	(74)	199	(8)	66	(48)	87	(7)

Total	$105	$(74)	$199	$(8)	$66	$(48)	$87	$(7)

	For Six Months Ended June 30, 2008			For Six Months Ended June 30, 2007
			Depreciation			Depreciation
	Identifiable	Capital	and	Identifiable	Capital	and
Segment (in thousands)	assets	expenditure	amortization	assets	expenditure	amortization

Cable, wire and mechanical assemblies	$597	$—	$11	$3,878	$336	$(14)
Photovoltaic installation, integration and sales	20,977	215	308	13,131	619	(83)

Consolidated total	$21,574	$215	$319	$17,009	$955	$(97)

	For Six Months Ended June 30, 2008			For Six Months Ended June 30, 2007
		Photovoltaic		Cable, wire	Photovoltaic
	Cable, wire and	installation,		and	installation,
	mechanical	integration and		Mechanical	integration and
Sales by geographic location are as follows (in thousands):	assemblies	sales	Total	assemblies	sales	Total

United States	$875	$2,316	$3,191	$1,352	$3,278	$4,630
Korea	—	12,467	12,467
Mexico	221	—	221	421	—	421

Total	$1,096	$14,783	$15,879	$1,773	$3,278	$5,051

	For Three Months Ended June 30, 2008			For Three Months Ended June 30, 2007
		Photovoltaic			Photovoltaic
	Cable, wire and	installation,		Cable, wire	installation,
	mechanical	integration and		and mechanical	integration and
Sales by geographic location are as follows (in thousands):	assemblies	sales	Total	assemblies	sales	Total

United States	$537	$1,092	$1,629	$674	$851	$1,525
Korea	—	8,317	8,317
Mexico	100	—	100	112	—	112

Total	$637	$9,409	$10,046	$786	$851	$1,637

The Company’s identifiable assets by segment are as follows
(in thousands):	June 30, 2008	June 30, 2007

China (including Hong Kong)	$5,180	$6,287
United States	16,394	10,722

Total	$21,574	$17,009

	For Six	For Six	For Three	For Three
Income tax expense by geographic location is as follows	Months Ended	Months Ended	Months Ended	Months Ended
(in thousands):	June 30, 2008	June 30, 2007	June 30, 2008	June 30, 2007

China (including Hong Kong)	$—	$—	$—	$—
United States	3	2	—	—

Total	$3	$2	$—	$—

14. Subsequent Events
          On July 24, 2008, the Company and Solyndra Inc., a Delaware corporation (“Solyndra”) signed a First Amendment to Agreement for Sale of Photovoltaic Panels which amends an Agreement for Sale of Photovoltaic Panels, dated February 19, 2007. The first agreement did not obligate the Company to any specific terms or conditions only reserved its right to panel production once Solyndra began manufacturing its product.
          The Agreement between the Company and Solyndra, Inc. is a contract for the sale of photovoltaic panels intended for large flat rooftops, optimized for high energy density production produced by Solyndra for Solar Power. Once the Solyndra, Inc. product conforms to certain performance requirements, the Agreement as amended obligates the Company to purchase a specific quantity of solar panels over the four year term of the Agreement or pay a cancellation penalty of as much as $6.5 Million. The final selling price to the Company is dependent upon the price that Solyndra, Inc. sells the same product to other third-party customers and is expected to decline over the term of the agreement.

Item 2.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
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
     The following discussion is presented on a consolidated basis, and analyzes our financial condition and results of operations for the three and six months ended June 30, 2008 and 2007.
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
     Outside of Company-owned store operations, we intend to work with franchisee partners who will have exclusive geographical territories. Each franchise partner will establish retail operations in a defined geographic area to market, sell and install photovoltaic systems. As of June 30, 2008, the Company has entered into two franchise agreements for territories in Northern and Southern California.
     In our early history, our revenue was derived principally from the sale of cable and wire harnesses, and mechanical assemblies. With the launch of our solar module business, and efforts in installation and sale of those modules, we have realized increased revenues. We anticipate that revenues from our solar module business will continue as we expand our market for installation contracts. We anticipate similar increases in the future from our franchising for residential projects. With our efforts increasingly directed at solar module manufacturing and installation in the U.S., we will continue to assess our internal resource needs. We have made a significant number of hires recently to manage construction projects, and anticipate continued hiring as we grow the business. Currently, significant resources have been used in the establishment of our corporate structure for finance, reporting, and governance, and we would anticipate that such expenses will decrease, as a percentage of revenue, as our business from solar installation increases. Additionally, we have expended resources directed at creating our franchise model and roll out, including documentation associated with those efforts, but have not recognized any revenue from that component of our business. In March 2008, the Company entered into its first two franchise sale agreements.

     We became the registrant through a reverse merger with Solar Power, Inc., a Nevada corporation (formerly Welund Fund, Inc.), on December 29, 2006, and we are considered the accounting acquirer and registrant following that merger. Welund Fund, Inc. was originally incorporated in the State of Delaware on July 16, 2002 under that name, and effective January 2006, pursuant to authorization of its stockholders, it changed its domicile from the State of Delaware to the State of Nevada through a merger with and into its then wholly-owned subsidiary which was a Nevada corporation. On October 4, 2006, it changed its name from Welund Fund, Inc. to Solar Power, Inc., and it affected a one-for-three reverse stock split. For purposes of discussion and disclosure, we refer to the predecessor as Solar Power, Inc., a Nevada Corporation (formerly Welund Fund, Inc.), to distinguish it from the registrant and accounting acquirer, Solar Power, Inc., a California corporation.
     Management is considering the impact of the following industry trends as they impact the manufacturing of complete photovoltaic systems and planned business model:
•	Solar cell pricing trends around the world: Recently the key material in the production of solar cells (silicon) has been in limited supply. Consequently, prices and availability of solar modules have been limited. Solar cells are the major component cost in a photovoltaic module. The Company has responded by seeking long-term supply agreements for solar cells where pricing is adjusted to market rates. To date the Company has entered into one long-term supply agreements for solar cells. Our intent is secure ample solar cell supply to meet our growth needs and to avoid the risk of long-term contract pricings with suppliers whose products are expected to see a decline in the average selling price. Industry experts believe that additional planned expansion of silicon processing factories coming on line will produce enough raw materials to create an oversupply on projected demand. Failure to effectively manage our supply will hinder our expected growth and our component costs may have an adverse affect on the Company’s profitability.

•	Government subsidies: Federal and State subsidies relating directly to solar installations are an important factor in the planned growth of the solar industry. These subsidies are very important to growing the market for photovoltaic systems because they provide a significant economic incentive to all buyers. Without these incentives, industry growth would likely stall. These regulations are constantly being amended and will have a direct effect on our rollout of our planned franchise network among those states that offer superior incentives to the solar industry.
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
     Goodwill — Goodwill resulted from our acquisition of Dale Renewables Consulting, Inc. We perform a goodwill impairment test on an annual basis and will perform an assessment between annual tests in certain circumstances. The process of evaluating the potential impairment of goodwill is highly subjective and requires significant judgment at many points during the analysis. In estimating the fair value of our business, we make estimates and judgments about our future cash flows. Our cash flow forecasts are based on assumptions that are consistent with the plans and estimates we use to manage our business.
     Revenue recognition —The Company’s two primary business segments include cable, wire and mechanical assemblies and photovoltaic systems installation, integration and solar panel sales.
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
     Product Warranties — In our cable, wire and mechanical assembly business our current standard product warranty for our mechanical assembly product ranges from one to five years. We offer the industry standard of 20 years for our solar modules and industry standard five (5) years on inverter and balance of system components. Due to the warranty period, we bear the risk of extensive warranty claims long after we have shipped product and recognized revenue. In our wire and mechanical assembly business, historically our warranty claims have not been material. In our solar photovoltaic business our greatest warranty exposure is in the form of product replacement. Until the third quarter, the Company purchased its solar panels from third-party suppliers and since the third-party warranties are consistent with industry standards we consider our financial exposure to warranty claims immaterial. Certain photovoltaic construction contracts entered into during the year ended December 31, 2007 included provisions under which the Company agreed to provide warranties to the buyer, and during the quarter ended September 30, 2007, the Company began installing its own manufactured solar panels. As a result, the Company recorded the provision for the estimated warranty exposure on these contracts within cost of sales. Since the Company does not have sufficient historical data to estimate its exposure, we have looked to historical data reported by other solar system installers and manufacturers. The accrual for warranty claims consisted of the following at June 30, 2008:

(in thousands)
Balance at December 31, 2007	$103
Provision charged to warranty expense	186
Less: warranty claims	—

Balance at June 30, 2008	$289

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

     Allowance for doubtful accounts — The Company regularly monitors and assesses the risk of not collecting amounts owed to the Company by customers. This evaluation is based upon a variety of factors including: an analysis of amounts current and past due along with relevant history and facts particular to the customer. It requires the Company to make significant estimates, and changes in facts and circumstances could result in material changes in the allowance for doubtful accounts. At June 30, 2008 and December 31, 2007 the Company has an allowance of approximately $14,000 and $48,000, respectively.
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
Aggregate net foreign currency transaction gains included in the income statement was approximately $82,000 and $13,000 for the three months ended June 30, 2008 and 2007, respectively. Aggregate net foreign currency transaction gains included in the income statement was approximately $219,000 and $16,000 for the six months ended June 30, 2008 and 2007, respectively.
     Reclassification — Certain amounts from past period have been reclassified to conform to current period presentation.
Results of Operations
Three and Six Months Ended June 30, 2008, as compared to Three and Six Months Ended June 30, 2007
Net Sales
     Net sales for the three months ended June 30, 2008 increased 513.7% to approximately $10,046,000 from approximately $1,637,000 for the three months ended June 30, 2007. Net sales in the cable, wire and mechanical assemblies segment decreased 19.0% to approximately $636,000 from approximately $786,000 for the three months ended June 30, 2007 primarily due to a decrease in orders from one customer. Net sales in the photovoltaic installation, integration and product sales segment increased to approximately $9,410,000 for the three months ended June 30, 2008 from approximately $851,000 for the three months ended June 30, 2007. The increase is attributable to sales of company-manufactured solar panels of $8,300,000 system design and installation revenues of $241,000.

     Net sales for the six months ended June 30, 2008 increased 214.4% to approximately $15,879,000 from approximately $5,051,000 for the six months ended June 30, 2007. Net sales in the cable, wire and mechanical assemblies segment decreased 38.2% to approximately $1,096,000 from approximately $1,773,000 for the six months ended June 30, 2007 primarily due to a decrease in orders from one customer. Net sales in the photovoltaic installation, integration and product sales segment increased to approximately $14,783,000 for the six months ended June 30, 2008 from approximately $3,278,000 for the six months ended June 30, 2007. The increase is attributable to sales of company-manufactured solar panels of $12,400,000 offset by a decrease system design and installation revenues of $962,000.
Cost of Goods Sold
     Cost of goods sold were approximately $8,663,000 (86.2% of net sales) and $1,304,000 (79.7% of net sales) for the three months ended June 30, 2008 and 2007, respectively. Cost of goods sold in our cable, wire and mechanical assemblies segment was approximately $412,000 (64.8% of net sales) and $559,000 (71.1% of net sales) for the three months ended June 30, 2008 and 2007, respectively. Cost of goods sold as a percentage of sales for the cable, wire and mechanical assemblies segment decreased 6.3% for the three months ended June 30, 2008, primarily due to product mix. Costs of goods sold for our photovoltaic installation, integration and product sales segment was $8,251,000 (87.7% of net sales) and $745,000 (87.5% of sales) for the three months ended June 30, 2008 and 2007, respectively. The decrease in cost of goods sold as a percentage of sales was driven by solar panel product sales.
     Cost of goods sold were approximately $14,464,000 (91.1% of net sales) and $3,908,000 (77.4% of net sales) for the six months ended June 30, 2008 and 2007, respectively. Cost of goods sold in our cable, wire and mechanical assemblies segment was approximately $770,000 (70.3% of net sales) and $1,267,000 (71.5% of net sales) for the six months ended June 30, 2008 and 2007, respectively. Cost of goods sold as a percentage of sales for the cable, wire and mechanical assemblies segment decreased by 1.2% for the six months ended June 30, 2008, primarily due to product mix. Costs of goods sold for our photovoltaic installation, integration and product sales segment was $13,694,000 (92.6% of net sales) and $2,641,000 (80.6% of sales) for the six months ended June 30, 2008 and 2007, respectively. The increase in cost of goods sold as a percentage of sales was driven by installation costs of our solar system projects which we were not able to pass on to our customers.
General and Administrative Expense
     General and administrative expense was approximately $2,545,000 and $1,564,000 for the three months ended June 30, 2008 and 2007, respectively, an increase of 62.7.%. As a percentage of sales, general and administrative expense was 25.3% and 95.5% for the three months ended June 30, 2008 and 2007, respectively. The increase in costs for the three months ended June 30, 2008 over the comparative period is primarily due to the increase in employee related expense of related to the infrastructure of our franchise business, bad debt expense, depreciation, consulting fees related to our solar business and Sarbanes-Oxley compliance costs. Significant elements of general and administrative expense for the three months ended June 30, 2008 were employee related expenses of approximately $980,000, professional and consulting fees of approximately $687,000 (including $120,000 related to Sarbanes-Oxley compliance), rent, telephone and utilities of approximately $196,000, travel and lodging of approximately $49,000, bad debt expense of approximately $196,000, depreciation expense of approximately $109,000 and stock-based compensation expense of approximately $136,000.
     General and administrative expense was approximately $4,675,000 and $3,022,000 for the six months ended June 30, 2008 and 2007, respectively, an increase of 54.7.%. As a percentage of sales, general and administrative expense was 29.4% and 59.8% for the six months ended June 30, 2008 and 2007, respectively. The increase in costs for the six months ended June 30, 2008 over the comparative period is primarily due to the increase in employee related expense of related to the infrastructure of our franchise business, bad debt expense, depreciation, consulting fees related to our solar business and Sarbanes-Oxley compliance costs. Significant elements of general and administrative expense for the six months ended June 30, 2008 were employee related expenses of approximately $2,032,000, professional and consulting fees of approximately $947,000 (including $120,000 related to Sarbanes-Oxley compliance), rent, telephone and utilities of approximately $378,000, travel and lodging of approximately $80,000, bad debt expense of approximately $203,000, depreciation expense of approximately $209,000 and stock-based compensation expense of approximately $225,000.
Sales, Marketing and Customer Service Expense
     Sales, marketing and customer service expense was $633,000 and $828,000 for the three months ended June 30, 2008 and 2007, respectively, a decrease of 23.6%. As a percentage of sales, sales, marketing and customer service expense was 6.3% and 50.6%, respectively. The decrease in sales, marketing and customer service expense over the comparative period was primarily due to a decrease in business development costs related to the acquisition of DRCI offset by an increase in commission expense related to solar module sales.

Significant elements of sales, marketing and customer service expense for the three months ended June 30, 2008 were employee related expense of approximately $299,000, advertising expense of approximately $52,000, stock-based compensation expense of approximately $3,000, commission expense of approximately $185,000, rent telephone and utilities of approximately $36,000 and marketing and travel expenses of $32,000.
     Sales, marketing and customer service expense was $1,191,000 and $1,365,000 for the six months ended June 30, 2008 and 2007, respectively, a decrease of 12.7%. As a percentage of sales, sales, marketing and customer service expense was 7.5% and 27.0%, respectively. The decrease in sales, marketing and customer service expense over the comparative period was primarily due to a decrease in business development costs related to the acquisition of DRCI offset by an increase in commission expense related to solar module sales. Significant elements of sales, marketing and customer service expense for the six months ended June 30, 2008 were employee related expense of approximately $583,000, advertising expense of approximately $152,000, stock-based compensation expense of approximately $15,000, commission expense of approximately $237,000, rent telephone and utilities of approximately $67,000 and marketing and travel expenses of $43,000.
Product Development Expense
     Product development expense was $135,000 and $0 for the three months ended June 30, 2008 and 2007, respectively. Significant elements of product development expense for the three months ended June 30, 2008 were employee related expense of approximately $79,000 and product certification and testing costs of approximately $54,000. There was no product development activity for the three months ended June 30, 2007, hence there was not product development expense. The Company expects that product development costs will continue in fiscal 2008 as it expands this activity.
     Product development expense was $268,000 and $0 for the six months ended June 30, 2008 and 2007, respectively. Significant elements of product development expense for the six months ended June 30, 2008 were employee related expense of approximately $124,000 and product certification and testing costs of approximately $137,000. There was no product development activity for the six months ended June 30, 2007, hence there was not product development expense. The Company expects that product development costs will continue in fiscal 2008 as it expands this activity.
Interest Income / Expense
     Interest income, net was approximately $18,000 and $80,000 for the three months ended June 30, 2008 and 2007, respectively. Interest income, net for the three months ended June 30, 2008 consisted of approximately $48,000 of interest paid on notes and capital leases offset by interest earned on cash balances of approximately $15,000 and finance charges paid by a customer of $51,000. The decrease in the Company’s cash balances was the reason for the decrease of interest income on cash balances.
     Interest income, net was approximately $31,000 and $191,000 for the six months ended June 30, 2008 and 2007, respectively. Interest income, net for the six months ended June 30, 2008 consisted of approximately $74,000 of interest paid on notes and capital leases offset by interest earned on cash balances of approximately $54,000 and finance charges paid by a customer of $51,000. The decrease in the Company’s cash balances was the reason for the decrease of interest income on cash balances.
Income Tax Expense
     The Company provided income tax expense of approximately $3,000 and $2,000 for the three and six months ended June 30, 2008 and 2007, respectively.
Net Loss
     The net loss was approximately $1,907,000 and $1,979,000 for the three months ended June 30, 2008 and 2007, respectively. Increased revenue and gross margin offset by increased operating expenses driven by commissions, franchise infrastructure and bad debt expense were the drivers for the decrease in net loss over the comparative period.
     The net loss was approximately $4,685,000 and $3,055,000 for the six months ended June 30, 2008 and 2007, respectively. Increased revenue offset by increased operating expenses driven by commissions, franchise infrastructure and bad debt expense were the drivers for the decrease in net loss over the comparative period.

Liquidity and Capital Resources
     A summary of the sources and uses of cash and cash equivalents is as follows:

	Six Months	Six Months
	Ended June 30,	Ended June 30,
(in thousands)	2008	2007

Net cash used in operating activities	$(3,065)	$(4,930)
Net cash used in investing activities	(269)	(492)
Net cash provided by (used in) financing activities	465	(2,784)

Net decrease in cash and cash equivalents	$(2,869)	$(7,904)

     From our inception until the closing of our private placement on October 4, 2006, we financed our operations primarily through short-term borrowings. We received net proceeds of approximately $14,500,000 from the private placement made by Solar Power, Inc., a Nevada corporation (formerly Welund Fund, Inc.) when we completed our reverse merger with them in December 2006.
     In December 2007 we completed a private placement of 4,513,911 shares of our common stock with proceeds of approximately $10,185,000, net of expenses of approximately $1,551,000,
     As of June 30, 2008, we had approximately $3,967,000 in cash and cash equivalents.
     As of December 31, 2007, we had approximately $6,840,000 in cash and cash equivalents.
      Net cash used in operating activities of approximately $3,065,000 for the six months ended June 30, 2008 was primarily a result of a net loss of approximately $4,685,000, less non-cash items included in net loss, including depreciation of approximately $329,000 related to property and equipment, stock issued for services of $15,000, stock-based compensation expense of approximately $239,000 and bad debt expense of approximately $203,000, income tax expense of $3,000 and loss on disposal of fixed assets of $4,000. Also contributing to cash used in operating activities were an increase in our accounts receivable of approximately $1,317,000 as a result of increased sales in our solar photovoltaic business segment, a decrease in costs and estimated earnings in excess of billings on uncompleted contracts of approximately $1,185,000 due to decreased construction revenue, a decrease in inventories of approximately $877,000, an decrease in prepaid expenses and other current assets of approximately $41,000, an decrease in accounts payable of approximately $1,061,000, a decrease in income taxes payable of $5,000, an increase in billings in excess of costs and estimated earnings on uncompleted contracts of approximately $809,000 and a increase in accrued liabilities of approximately $298,000 primarily from accrued commission, warranty reserves and employee compensation costs.
     Net cash used in investing activities of approximately $269,000 for the six months ended June 30, 2008 primarily relates to acquisition of property, plant and equipment.
     Net cash generated from financing activities was approximately $465,000 for the six months ended June 30, 2008 and is comprised of approximately $69,000 from the exercise of stock options and approximately $1,510,000 from the release of restricted cash collateralizing letters of credit, offset by costs related to share registration of approximately $14,000, principal payments on notes and capital leases payable of approximately $169,000 and repayment of our line of credit of $931,000.
     In the short-term we do not expect any material change in the mix or relative cost of our capital resources. As of June 30, 2008, we had approximately $3,967,000 in cash and cash equivalents and approximately $685,000 of restricted cash collateralizing standby letters of credit we issued to support our capital lease and financing obligation of subsidiary, Yes! Solar, Inc. Our plan and focus will be to continue the development of our solar panel manufacturing facility, manufacturing our branded solar system products, generating new customers, and organizing a distribution model through the development of a franchise network. With our current level of cash on hand and collection of accounts receivable and costs and estimated earnings in excess of billings on uncompleted contracts, we believe we have sufficient working capital to satisfy our working capital requirements to fund operations at their current levels.

     On July 24, 2008, the Company signed a four-year supply agreement which, after certain solar panel performance requirements are met, obligates the Company to purchase a specific quantity of solar panels over the four year term of the agreement or pay a cancellation penalty of as much as $6.5 million.
     We may be required to raise capital to fund our anticipated future growth. Future cash forecasts are based on assumptions regarding operational performance, and assumptions regarding working capital needs associated with increasing customer orders and supply chain agreements.
Off-Balance Sheet Arrangements
     At June 30, 2008, we did not have any transactions, obligations or relationships that could be considered off-balance sheet arrangements.

Item 4T.
Controls and Procedures
Evaluation of Disclosure Controls and Procedures
     Our management, with the participation and under the supervision of our principal executive officer and our principal financial officer, reviewed and evaluated the effectiveness of the design and operation of our disclosure controls and procedures, interim period six and three months ended June 30, 2008 covered by this report, as required by Securities Exchange Act Rule 13a-15, and concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed in our reports filed with the Securities and Exchange Commission pursuant to the Securities Exchange Act of 1934 is accumulated and communicated to management timely, including our principal executive officer and principal financial officer. Based on this evaluation, our principal executive officer and principal financial officer have concluded that, as of the end of the interim period covered by this report, our disclosure controls and procedures are effective to ensure that we record, process, summarize, and report information required to be disclosed in the reports we filed under the Securities Exchange Act of 1934 within the time periods specified by the Securities and Exchange Commission’s rules and regulations. For the year ended December 31, 2007, our independent auditors identified a material weakness and certain significant deficiencies in our internal control over financial reporting. We have implemented and continue to implement additional processes to remediate the material weakness and the significant deficiencies in our internal control over financial reporting.
     During the six and three months ended June 30, 2008, there have been no changes in our internal controls over financial reporting, or to our knowledge, in other factors, that have materially affected, or are reasonably likely to materially affect our internal controls over financial reporting. We continue to enhance our internal controls over financial reporting, primarily by evaluating and enhancing our process and control documentation and increasing our systems security, in connection with our ongoing efforts to meet the requirements of Section 404 of the Sarbanes-Oxley Act of 2002. We discuss with and disclose these matters to the Audit Committee of our Board of Directors, our Board of Directors and our auditors.

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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
-None-
Item 3. Defaults Upon Senior Securities
-None-
Item 4. Submission of Matters to a Vote of Security Holders
     At a meeting of the Shareholders held May 8, 2008 at the Solar Power, Inc. Corporate Headquarters, 1115 Orlando Avenue, Roseville, CA 95661-5247, for the following purposes:

1. Election of Directors	For	Against	Withheld	Abstention
Stephen C. Kircher	21,367,063	—	—	—
Larry D. Kelley	21,367,063	—	—	—
D. Paul Regan	21,367,063	—	—	—
Timothy Nyman	21,367,063	—	—	—
Ronald A. Cohan	21,217,063	—	150,000	—

	For	Against	Withheld	Abstention
2. Ratify the appointment of Macias Gini & O’Connell LLP as the Company’s independent registered accounting firm for the 2007 fiscal year	21,302,063	65,000	—	—
Item 5. Other Information
     -None-
Item 6. Exhibits

31.1	Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes- Oxley Act of 2002

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report on Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized.

SOLAR POWER, INC.

Date: August 14, 2008	/s/ Jeffrey G. Winzeler
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