Form 10-K
period 2008-12-31
Solar Power, Inc.
filed 2009-03-24
CIK 1210618

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2008
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from:                       to                      .
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
COMMON STOCK, PAR VALUE $0.0001
(Title of Class)
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☑
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☑
     Note: Checking the box above will not relieve any registrant required to file reports pursuant to Section 13 or 15(d) of the Exchange Act from their obligations under those Sections.
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
The aggregate market value of voting stock held by non-affiliates computed by reference to the price at which the common equity was last sold as of the last business day of the registrant’s most recently completed second fiscal quarter, June 30, 2008, was $34,648,349. For purposes of this computation, it has been assumed that the shares beneficially held by directors and officers of registrant were “held by affiliates”; this assumption is not to be deemed to be an admission by such persons that they are affiliates of registrant.
The number of shares of registrant’s common stock outstanding as of March 6, 2009, was 37,933,826.
DOCUMENTS INCORPORATED BY REFERENCE
     The information required by Items 10, 11, 12, 13 and 14 of Part III are incorporated by reference to the registrant’s proxy statement to be filed within 120 days of the registrant’s fiscal year end.

PART I
     As used in this Annual Report on Form 10-K, unless otherwise indicated, the terms “we,” “us,” “our” and “the Company” refer to Solar Power, Inc., a California corporation and its wholly-owned subsidiaries.
     Our Annual Report on Form 10-K for the fiscal year ended December 31, 2008, and information we provide in our press releases, telephonic reports and other investor communications, including those on our website, may contain forward-looking statements with respect to anticipated future events and our projected financial performance, operations and competitive position that are subject to risks and uncertainties that could cause our actual results to differ materially from those forward-looking statements and our expectations.
     Forward-looking statements can be identified by the use of words such as “expects,” “plans,” “will,” “may,” “anticipates,” “believes,” “should,” “intends,” “estimates” and other words of similar meaning. These statements constitute forward-looking statements within the meaning of the Safe Harbor Provisions of the Private Securities Litigation Reform Act of 1995. These statements are subject to risks and uncertainties that may cause actual results to differ materially from those expressed or implied by these forward-looking statements. These forward-looking statements reflect our then current beliefs, projections and estimates with respect to future events and our projected financial performance, operations and competitive position.
     Such risks and uncertainties include, without limitation, our ability to raise capital to finance our operations, the effectiveness, profitability and the marketability of our services, our ability to protect our proprietary information, general economic and business conditions, the impact of technological developments and competition, adverse results of any legal proceedings, the impact of current, pending or future legislation and regulation of the solar power industry, our ability to enter into acceptable relationships with one or more of our suppliers for panel components and the ability of such suppliers to manufacture products or components of an acceptable quality on a cost-effective basis, our ability to attract or retain qualified senior management personnel, including sales and marketing and technical personnel and other risks detailed from time to time in our filings with the SEC, including those described in Item 1A below. We do not undertake any obligation to update any forward-looking statements.
ITEM 1 — BUSINESS
Overview
     We manufacture photovoltaic panels or modules and balance of system components in our Shenzhen, China manufacturing facility. We sell these products through three distinct sales channels; 1) direct product sales to international markets, 2) our own use in building commercial and residential solar projects in the U.S., and 3) it is our intent to sell our products to a network of franchisees who will serve the U.S. residential market through our wholly-owned franchise company Yes! Solar, Inc. In addition to our solar revenue, we generate revenue from our legacy cable wire and mechanical assembly segment. Our cable, wire and mechanical assemblies products are also manufactured in our China facility and sold in the transportation and telecommunications markets. We believe that we have distribution and installation advantages by having our manufacturing facilities in China that will result in lower operational cost versus other competing United States-based solar power companies and technologies that do not currently have operations in China. Solar companies that do have operations in China are viewed as competitors only to the extent that they supply solar modules to U.S. integrators that compete with us for solar design and installation work.
     Through our vertically integrated business model that serves multiple sales channels, we are able to achieve several advantages in the market place. Those advantages include product innovation in solar modules, racking systems and monitoring systems, quality control of the products we sell, business diversification through multiple revenue streams, and low operating costs through our ability to leverage goods and services from our China operations.
Business Development
     We became the registrant through a reverse merger with Solar Power, Inc., a Nevada corporation (formerly Welund Fund, Inc.), on December 29, 2006, and we are considered the accounting acquirer and registrant following that merger. Welund Fund, Inc. was originally incorporated in the State of Delaware on July 16, 2002 under that name, and effective January 2006, pursuant to authorization of its stockholders, it changed its domicile from the State of Delaware to the State of Nevada through a merger with and into its then wholly-owned subsidiary, which was a Nevada corporation. On October 4, 2006, it changed its name from Welund Fund,

Inc. to Solar Power, Inc., and it affected a one-for-three reverse stock split. For purposes of discussion and disclosure, we refer to our predecessor as Solar Power, Inc., a Nevada Corporation (formerly Welund Fund, Inc.), to distinguish it from the registrant and accounting acquirer, Solar Power, Inc., a California corporation.
     On May 10, 2005, International Assembly Solutions, Limited (a company formed under the laws of Hong Kong S.A.R. (“IAS HK”) formed the limited liability company IAS Electronics (Shenzhen) Co., Ltd. (IAS Shenzhen), in accordance with the People’s Republic of China (“PRC”) laws, a Wholly Foreign-Owned Enterprises (collectively known as the “WFOE Law”) and commenced operations the same month. Mr. Kircher, our CEO, was named a director of IAS-HK and held disposition and voting control over 8,100,000 shares or approximately 58% of the outstanding shares. Mr. Kircher made business decisions for IAS Shenzhen, and it did not have formal officers.
     In August 2006, Solar Power, Inc., a California corporation, entered into a share exchange agreement with all the shareholders of IAS HK, which was incorporated in Hong Kong on January 18, 2005 with limited liability. Solar Power, Inc., a California corporation, was originally incorporated in the State of California on May 22, 2006 to facilitate creation of a U.S. holding company for IAS-HK operations and to engage in sales, installation and integration of photovoltaic systems in the U.S. Pursuant to the share exchange agreements, the equity owners of IAS-HK transferred all their equity interest in IAS-HK in exchange for a total of 14,000,000 shares of Solar Power, Inc., a California corporation. As a result, IAS HK became a wholly owned subsidiary of Solar Power, Inc., a California corporation.
DRCI Acquisition
     In February 2005 Dale Renewables Consulting, Inc., (“DRCI”), a California corporation was formed to engage in the business of solar modules and systems installation, integration and sales. In May 2006, Solar Power, Inc., a California corporation, and Dale Stickney Construction, Inc., (“DSCI”), the parent of DRCI, agreed in principle on the acquisition of DRCI by Solar Power, Inc., a California corporation, and entered into an operating agreement with DRCI providing that Solar Power, Inc., a California corporation would effectively be responsible for all current operations, liabilities, and revenues, effective June 1, 2006, as contemplated by the proposed merger agreement.
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
     Neither DRCI nor its affiliates had any prior affiliation with Solar Power, Inc., a California corporation, or any of its officers, directors or major shareholders. Mr. James Underwood was the former CEO for DRCI and remains the current CEO for DSCI. There are no continuing relationships or arrangements between us and DSCI.
Welund Merger
     On August 23, 2006, Solar Power, Inc., a Nevada corporation (formerly Welund Fund, Inc.) formed Welund Acquisition Corp., a Nevada corporation and entered into an Agreement and Plan of Merger with Solar Power, Inc, a California corporation and Welund Acquisition Corp. (“Merger Sub”). The parties entered into the agreement to facilitate Welund Fund, Inc. acquiring an operating business and completing a proposed financing to provide working capital for such operations. The shareholders of Solar Power, Inc., a California corporation, received 14,500,000 shares of the Solar Power, Inc. a Nevada corporation’s common stock and Solar Power, Inc., a Nevada corporation, substituted 2,000,000 restricted stock awards and options of Solar Power, Inc., a California corporation, with its restricted stock awards and options on the same terms. There was no common control or related party relationships. However, Mr. Kircher was appointed to the board of directors of Welund Fund, Inc. after the merger agreement was entered into and as a condition to the financing. Mr. Kircher received no compensation in connection with his service as a director of Welund Fund, Inc. Pending consummation of the merger, a special committee was formed by the Welund Fund, Inc. board members for purposes of any and all matters related to the merger, which committee excluded Mr. Kircher due to his interest in Solar Power, Inc., a California corporation. Incident to the financing, Welund Fund, Inc. also changed its name to Solar Power, Inc., a Nevada corporation.
     On December 29, 2006, Merger Sub merged with Solar Power, Inc., a California corporation, pursuant to which Solar Power, Inc., a California corporation, was the surviving entity. As a result of the merger, Solar Power, Inc., a California corporation, became a wholly-owned subsidiary of Solar Power, Inc., a Nevada corporation (formerly Welund Fund, Inc.) and Solar Power, Inc., a Nevada corporation (formerly Welund Fund, Inc.) discontinued its former operations and business of purchasing sub-prime auto loans. In addition, Solar Power, Inc., a California corporation, received the net proceeds of the private placement made by Solar Power, Inc., a Nevada corporation (formerly Welund Fund, Inc.). In addition, 14,500,000 shares of common stock were issued to the shareholders of Solar Power, Inc., a California corporation, and 2,000,000 restricted stock awards and options of Solar Power, Inc., a California corporation, were substituted for Solar Power, Inc., a Nevada corporation (formerly Welund Fund, Inc.) stock awards and option plan. As a condition and incident to the merger, former officers and directors resigned all positions as officers and directors of Solar Power, Inc. a Nevada corporation (formerly Welund Fund, Inc.). At that time, the officers and directors of Solar Power, Inc., a California corporation, became our officers and directors. The merger was structured as a reverse merger, and we became the registrant and the accounting acquirer as a result of the merger.
     In addition, on February 15, 2007, Solar Power, Inc., a Nevada corporation (formerly Welund Fund, Inc.) completed a re-domicile into the State of California by merging with and into its wholly-owned subsidiary, Solar Power, Inc., a California corporation, which survived.
Our Subsidiaries
     Our business is conducted through our wholly-owned subsidiaries, SPIC, Inc. (“SPIC”), Yes! Solar, Inc. (“YES”), Yes! Construction Services, Inc. (“YCS”), IAS-HK and IAS Shenzhen.
     SPIC and YCS are engaged in the business of design, sales and installation of photovoltaic (“PV”) solar systems for commercial, industrial and residential markets. YCS is also a company-owned franchise territory.
     YES is engaged in the sale and administration of our franchise operations. In March 2008, the Company entered into its first franchise sale agreement. As of December 31, 2008, YES had completed franchise sales of five franchise territories.
     IAS-HK is engaged in sales of our cable, wire and mechanical assemblies business.
     IAS Shenzhen is engaged in manufacturing our solar modules, our balance of solar system products and continues to be engaged in our legacy cable, wire and mechanical assemblies business.
Industry Overview
     According to industry studies, net electricity consumption is expected to more than double between 2003 and 2030, growing from 14.8 trillion kilowatt hours to 30.1 trillion kilowatt hours. During this time frame, the report projects that natural gas and renewable energy sources are the only fuels expected to see an increase in the share of the total world electricity generation. We have not commissioned any independent industry studies and rely on existing reports.
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
     Economic growth is among the most important factors to be considered in projecting changes in the world’s energy consumption. Over the 2003 to 2030 period, the projected world real Gross Domestic Product (GDP) is expected to average 3.8% growth annually.

Despite higher energy prices over the last 2 years, the U.S. economy is projected to grow an average of 3.0% between 2006 and 2015 and then slow to 2.9% during the period 2015 through 2030. Canada’s growth is expected to mirror the United States while Mexico should see growth closer to 4.1%.
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
     The fuel mix for electricity generation included coal, natural gas, oil, nuclear power and renewable sources, such as solar, hydroelectric and wind power. Solar accounted for less than one percent. Electric power producers face several challenges in meeting anticipated growth in electricity demand:
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

     Germany, Japan and the United States presently comprise the majority of world market sales for solar power systems. Government policies in these countries, in the form of both regulation and incentives, have accelerated the adoption of solar technologies by businesses and consumers. For example, in the United States, the 2005 energy bill enacted a 30% investment tax credit for solar, and in January 2006 California approved the largest solar program in the country’s history, a $3.2 billion, 11-year California Solar Initiative. The California Solar Initiative is a recently adopted state policy expiring in 2017 that provides for long term subsidies in the form of rebates to encourage all Californians to use solar energy where possible. This Initiative is of particular importance to us because our Company’s headquarters are in Sacramento, California, and we anticipate that many of our franchise sales will be in California. These three countries together accounted for 83% of the solar global market in 2005. The recently passed Federal American Recovery and Reinvestment Act (“ACT”) renewed the 30% investment tax credit and removed the cap placed on residential installations so that now homeowners can take advantage of the full credit. In addition the ACT makes it possible to monetize the tax credit if they cannot be absorbed by a tax liability.
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
Our Strategy
     Our business strategy is to develop, manufacture and market solar panels and system component products to industrial, commercial and residential facilities primarily in the United States. We presently are focused on the following steps to implement our business strategy:
•	Outsource completed solar cells. We believe that we have the resources and relationships to acquire solar cells. We have entered into discussion with several manufacturers who possess the production capacity to deliver the required number of complete solar cells and have entered into an agreement with one of them that will guarantee prices through calendar 2009, but not obligating the Company a purchase commitment. The manufacturing process to convert metallurgical grade silicon into either solar wafers or solar cells requires high capital investments and long lead times. We firmly believe that our firm’s resources are better applied to manufacturing the solar module and balance of system products.

•	Accelerate our manufacturing cost reduction and capacity expansion. We intend to quicken the expansion pace, secure critical supply chain and leverage our technology and manufacturing capabilities through strategic partnerships with other participants in the solar power industry. We have extensive experience manufacturing cable wire and mechanical assemblies in our existing facility in China. We apply our expertise and know-how, which requires the same skill sets, into assembling solar modules and balance of system components. Our existing manufacturing team is well versed in bringing components into China, applying value-added services, exporting our finished products through the Chinese regulatory environment and delivering the final product to our customers’ doorsteps. In July 2006, we secured a new 123,784 square foot manufacturing facility providing us with the potential capacity to produce over 50 MW of solar panels annually. During fiscal 2008 we produced approximately 8.6 MW of solar panels which enabled us to fulfill our customer’s requirements.

•	Accelerate our installation cost reductions. We are implementing a made-to-order system for each customer order. We first utilize our engineering expertise during the initial sales process. This initial review will modify the system proposal resulting in significant savings in materials, labor, and re-work and installation time. Completed orders will be bundled and packed in a custom shipping container for delivery to the customer’s address. This ordering, design review and component bundling process will greatly reduce the time needed to complete our installation process.

•	Diversify and differentiate our product lines. We design a full complement of balance of systems components to complement a wide array of solar system designs and have private-labeled a line of inverters for multiple levels of power generating capacities.
Customers
     We are a designer, integrator and installer of photovoltaic power systems to a variety of customers including private residential owners, production home builders and commercial facilities. We also manufacture solar panels which we not only use in our own installations, but sell to other integrators in the Asian and European markets. For the fiscal year ended December 31, 2008 the Company recorded revenues of approximately $44,670,000 from the sale of solar panels and sales and installation of its photovoltaic power systems. One major customer accounted for 10% or more of our revenue with 47.9% of our total revenue.
     Additionally, through our legacy business, we build and sell cable and harness assemblies. For the fiscal year ended December 31, 2008 revenues in the cable, wire and mechanical assemblies segment were $2,751,000 or 5.8% of our total revenue.

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
     Solar modules and systems are our primary products. Our modules are competitive with other products in the marketplace and are certified to international standards of safety, reliability and quality. We expect to continue to increase the conversion efficiency and power of our solar modules as we expand our manufacturing capacity and increase our efficiencies through ongoing process improvement.
Intellectual Property
     We rely and will continue to rely on trade secrets, know-how and other unpatented proprietary information in our business. We have filed applications to register the following trademarks: Yes! Solar Solutions, Yes! Energy Series and Yes! Independence Series (the “Marks”) for use with our franchise operations and solar product brands. In addition, we have two provisional patents pending for certain proprietary technologies.
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
     We are producing our solar modules and balance of system products. It is our intent to strive to reduce costs in the overall solar system cost to the end customer with the ultimate goal to make the actual installed cost of solar equivalent to the comparable cost of grid based energy without rebate. These overall reductions in cost will be delivered by reducing labor installation costs through better system design and kit packaging and reductions in module and balance of system costs by focusing on driving prices down on these commodity types of products.
     Our principal manufacturing objective is to provide for large-scale manufacturing and assembly of our solar power products at low costs that will enable us to penetrate price-sensitive solar power markets. Our 123,784 square foot campus in NanYue, Shenzhen, Peoples Republic of China (PRC) includes approximately 101,104 square feet of manufacturing space. The Shenzhen facility includes a complete line to manufacture solar modules as well as our legacy line to manufacture cable harnesses and mechanical assemblies. Currently our solar products manufacturing and assembly business has an annual production of approximately 50 megawatts of photovoltaic modules and related balance of system products and our cable, wire and assembly business utilizes approximately eighteen percent (18%) of our manufacturing space. The unused capacity will be utilized for production of our solar products as our solar business increases.
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
     We currently manufacture the majority of solar modules used in our installations and product sales. We also have the ability to purchase additional solar panel requirements from third-party augment output generated by our own production facility.
Sales and Marketing
     We are bringing our solar power products to market by utilizing company-owned store operations and establishing a national franchise network. We opened our first retail showroom in October 2007 in Northern California in close proximity to our corporate operations, and sold five franchise territories in fiscal 2008.
     Company-owned store operations work directly with all regional and national commercial and residential land use companies. We intend to provide national account representatives who will establish long-term relationships with these prime customers. Our company-owned store team is designed to provide reliable product sourcing, PV system designs and reviews, permit and rebate assistance, media and public relations recognition and co-marketing opportunities. In essence, we to strive to provide a one-stop shopping experience for these large volume customers. Through franchise territory sales, we intend to establish additional stores in California and expand to several other geographic locations in the United States.
Franchising
     Outside of Company-owned store operations, we are working with franchisee partners who have exclusive geographical territories that include specific application focus. Regional owned stores are intended to provide consistent and reliable product supply, expertise on PV system designs and reviews, assistance with all permits and rebate programs, and extensive marketing and sales support. We believe that by franchising we are able to accomplish the following:
•	Build a national brand

•	Leverage the brand quickly

•	Leverage sales and marketing both regionally and nationally

•	Develop consistency in installation, training and service

•	Access national accounts through corporate programs rather than regional programs

•	Provide consistent marketing schemes, materials, and programs with national sales teams
Other Mediums
     We market our products globally through trade shows, on-going customer communications, promotional material, our web site, direct mail and advertising. Our staff will provide customer service and applications engineering support to our distribution partners while also gathering information on current product performance and future product requirements.
Employees
     As of December 31, 2008, we had approximately 290 full-time employees, including approximately 13 engaged in engineering activities and approximately 156 engaged in manufacturing, the majority of which are employed through our subsidiary in China. None of our employees is represented by a labor union nor are we organized under a collective bargaining agreement. We have never experienced a work stoppage and believe that our relations with our employees are good.
Item 1A — RISK FACTORS
Risks Related to Our Business
We have limited experience manufacturing solar systems on a commercial basis and have a limited operating history on which to base our prospects and anticipated results of operations.
We commenced solar power-related operations in June 2006 and began manufacturing solar modules in April 2007. As a result, we have limited experience manufacturing solar systems on a commercial basis. Our IAS (Shenzhen) Electronics Co., Ltd. subsidiary completed its first mechanical assembly manufacturing line in May 2005 and began commercial shipment of its cable, wire and mechanical products in June 2005. Although we are continuing to develop our solar manufacturing capabilities and processes, we do not know whether the processes we have developed will be capable of supporting large-scale manufacturing, or whether we will be able to develop the other processes necessary for large-scale manufacturing of solar systems that meet the requirements for cost, schedule, quality, engineering, design, production standards and volume requirements. If we fail to develop or obtain the necessary manufacturing capabilities it will significantly alter our business plans and could have a material adverse effect on our business, prospects, results of operations and financial condition. Moreover, due to our limited operating history, our historical operating results may not provide a meaningful basis for evaluating our business, financial performance and prospects. We have incurred net losses since our inception and, as of December 31, 2008, had an accumulated deficit of $18.2 million. We may be unable to achieve or maintain profitability in the future.

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
For many of our projects, our customers have entered into agreements to pay for solar energy over an extended period of time based on energy savings generated by our solar power systems, rather than paying us to purchase our solar power systems. For these types of projects, most of our customers choose to purchase solar electricity under a power purchase agreement with a financing company that purchases the system from us. These structured finance arrangements are complex and may not be feasible in some situations. In addition, customers opting to finance a solar power system may forgo certain tax advantages associated with an outright purchase on an accelerated basis which may make this alternative less attractive for certain potential customers. Due to the current global financial crisis, financing companies may be unwilling or unable to finance the cost of our products, or if the parties that have historically provided this financing cease to do so or only do so on terms that are substantially less favorable for us or these customers, our growth will be adversely affected.
Subsidies provided by foreign governments may impact the supply and price of solar cells and could make it difficult for us to compete effectively.
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
Because of current global financial conditions, the surplus of polysilicon has resulted in a surplus of solar panel inventory. Decreases in polysilicon pricing and increases in solar panel production could each result in substantial downward pressure on the price of solar cells and panels, including our products. Such price reductions could have a negative impact on our revenue and earnings, and materially adversely affect our business and financial condition.
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
We believe that the growth of the market for “on-grid” applications, where solar power is used to supplement a customer’s electricity purchased from the utility network, depends in large part on the availability and size of government-generated economic incentives. At present, the cost producing solar energy generally exceeds the price of electricity in the U.S. from traditional sources. As a result, to encourage the adoption of solar technologies, the U.S. government and numerous state governments have provided subsidies in the form of cost reductions, tax write-offs and other incentives to end users, distributors, systems integrators and manufacturers of solar power products. Reduction, elimination and/or periodic interruption of these government subsidies and economic incentives because of policy changes, fiscal tightening or other reasons may result in the diminished competitiveness of solar energy, and materially and adversely affect the growth of these markets and our revenues. Electric utility companies that have significant political lobbying powers may push for a change in the relevant legislation in our markets. The reduction or elimination of government subsidies and economic incentives for on-grid solar energy applications, especially those in our target markets, could cause our revenues to decline and materially and adversely affect our business, financial condition and results of operations. The existing Federal Investment Tax Credit was renewed with passage of the 2008 economic stimulus package by the U.S. government. The current Federal Investment Tax Credit allows for a 30% tax credit for both commercial and residential solar installations with no cap and allows the credits to be monetized if it cannot be absorbed by a tax liability.
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
For the fiscal year ended December 31, 2008, one customer contributed 47.9% of our total sales revenue. This compares to the similar period in fiscal 2007 when three customers contributed 53% of our total sales revenue, including one customer who contributed 34% to our revenue. The loss of these customers, without being able to replace them, could have a material adverse effect on our performance, liquidity and prospects.
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
During 2008, the downturn in the U.S. economy and the uncertainty of the renewal of the Federal Investment Tax Credit caused a major reduction on our construction related revenues. While the Federal Investment Tax Credit has been renewed and enhanced, our ability to generate revenues from construction contracts will depend on the general and local economic conditions, changes in interest rates, lending standards and other factors. For example, the current housing slump and tightened credit markets have resulted in availability of lending facilities for large commercial projects, higher interest rates for residential retrofits and a contracted new home construction industry.
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
Our SkyMountTM racking system is untested and may not be effective or patentable or may encounter other unexpected problems, which could adversely affect our business and results of operations.
Our SkyMountTM racking system is new and has not been tested in installation settings for a sufficient period of time to prove its long-term effectiveness and benefits. The SkyMountTM racking system may not be effective or other problems may occur that are unexpected and could have a material adverse effect on our business or results of operations. While we anticipate filing a patent application for our SkyMountTM racking system technology, a patent may not be issued on such technology or we may not be able to realize the benefits from any patent that is issued.
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
Since our products are electricity-producing devices, it is possible that users could be injured or killed by our products, whether by product malfunctions, defects, improper installation or other causes. As a manufacturer, distributor, and installer of products that are used by consumers, we face an inherent risk of exposure to product liability claims or class action suits in the event that the use of the solar power products we sell or install results in injury or damage. We commenced commercial shipment of our solar modules in 2007 and, due to our limited historical experience; we are unable to predict whether product liability claims will be brought against us in the future or the effect of any resulting adverse publicity on our business. Moreover, to the extent that a claim is brought against us we may not have adequate resources in the event of a successful claim against us. We rely on our general liability insurance to cover product liability claims and have not obtained separate product liability insurance. The successful assertion of product liability claims against us could result in potentially significant monetary damages and, if our insurance protection is inadequate, could require us to make significant payments which could have a materially adverse effect on our financial results. Any business disruption or natural disaster could result in substantial costs and diversion of resources.
Since we cannot test our solar panels for the duration of our standard 20-year warranty period, we may be subject to unexpected warranty expense; if we are subject to warranty and product liability claims, such claims could adversely affect our business and results of operations.
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
We offer the industry standard of 20 years for our solar modules and industry standard five (5) years or inverters and balance of system components. Due to the warranty period, we bear the risk of extensive warranty claims long after we have completed a project and recognized revenues. Future product failures could cause us to incur substantial expenses to repair or replace defective products. While we generally pass through manufacturer warranties we receive from our suppliers to our customers, we are responsible for repairing or replacing any defective parts during our warranty period, often including those covered by manufacturers’ warranties. If the manufacturer disputes or otherwise fails to honor its warranty obligations, we may be required to incur substantial costs before we are compensated, if at all, by the manufacturer. Additionally, in September 2007 we began installing our own manufactured solar panels where the warranty responsibility will be borne by us. Furthermore, our warranties may exceed the period of any warranties from our suppliers covering components included in our systems, such as inverters.
Our failure to raise additional capital or generate the significant capital necessary to expand our operations and invest in new products could reduce our ability to compete and could harm our business.
We expect that our existing cash and cash equivalents, together with collections of our accounts receivable and cash flows from operations in 2009, will be sufficient to meet our anticipated cash needs for at least the next twelve months. However, the timing and amount of our working capital and capital expenditure requirements may vary significantly depending on numerous factors, including:
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
We may not be able to obtain additional financing on acceptable terms, if at all. If we raise additional equity financing, our shareholders may experience significant dilution of their ownership interests and the-per share value of our common stock could decline. If we engage in debt financing, we may be required to accept terms that restrict our ability to incur additional indebtedness and force us to maintain specified liquidity or other ratios, any of which could harm our business, operating results and financial condition. If we need additional capital and cannot raise it on acceptable terms, we may not be able to, among other things:
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
We are required to document and test our internal control procedures in order to satisfy the requirements of Section 404 of the Sarbanes-Oxley Act, which requires annual management assessments of the effectiveness of our internal control over financial reporting for our fiscal year ended December 31, 2008 and a report by our independent registered public accounting firm that attests to the effectiveness of our internal control over financial reporting beginning with our fiscal year ending December 31, 2009. Testing and maintaining internal control can divert our management’s attention from other matters that are important to our business. We expect to incur increased expense and to devote additional management resources to Section 404 compliance. We may not be able to conclude on an ongoing basis that we have effective internal control over financial reporting in accordance with Section 404 or our independent registered public accounting firm may not be able or willing to issue an unqualified report on the effectiveness of our internal control over financial reporting. If we conclude that our internal control over financial reporting is not effective, we cannot be certain as to the timing of completion of our evaluation, testing and remediation actions or their effect on our operations since there is presently no precedent available by which to measure compliance adequacy. If either we are unable to conclude that we have effective internal control over financial reporting or our independent registered public accounting firm is unable to provide us with an unqualified report, then investors could lose confidence in our reported financial information, which could have a negative effect on the trading price of our stock.
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
We transact business in a variety of currencies including the U.S. dollar and the Chinese Yuan Renminbi, or RMB. Although we make all sales in U.S. dollars, we incur approximately 20% of our operating expenses, such as payroll, land rent, electrical power and other costs associated with running our facilities in China, in RMB. Changes in exchange rates would affect the value of deposits of currencies we hold. In July 2005 the Chinese government announced that the RMB would be pegged to a basket of currencies, making it possible for the RMB to rise and fall relative to the U.S. dollar. We do not currently hedge against exposure to currencies. We cannot predict with certainty future exchange rates and thus their impact on our operating results. We do not have any long-term debt valued in RMB. Movements between the U.S. dollar and the RMB could have a material impact on our profitability.
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
In 2003, several economies in Asia, including China, where our operations are located, were affected by the outbreak of severe acute respiratory syndrome, or SARS. Although there have been no recent outbreaks of SARS or other communicable diseases, if there is a recurrence of an outbreak of SARS, or similar infectious or contagious diseases such as avian flu, it could adversely affect our business and operating results. For example, a future SARS outbreak could result in quarantines or closure to our factory, and our operations could be seriously disrupted as the majority of our work force is housed in one dormitory. In addition, an outbreak could negatively affect the willingness of our customers, suppliers and managers to visit our facilities.
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
As part of the terms of private placements, we registered for resale approximately 26,056,825 shares of our common stock, including 2,289,580 shares underlying warrants, with the SEC, representing approximately 69% of our outstanding common stock as of December 31, 2008. Gerald Moore beneficially owns approximately 2,787,031, or approximately 7.4% of the issued and outstanding shares of our common stock. None of these shareholders are obligated to retain our shares. Any sale by these or other holders of a substantial amount of common stock in any future public market, or the perception that such a sale could occur, could have an adverse effect on the market price of our common stock. Such an effect could be magnified if our stock is relatively thinly traded.

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
ITEM 2 — PROPERTIES
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
ITEM 4 — SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
      None.

PART II
ITEM 5 — MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Market Information
     Our common stock began trading on the Over the Counter Bulletin Board (OTCBB) under the symbol “SOPW.OB” on September 25, 2007. The quarterly high and low bid information in U.S. dollars on the OTCBB of our common shares during the periods indicated are as follows:

	High Bid	Low Bid
Fiscal Year Ending December 31, 2008
Fourth Quarter to December 31, 2008	$1.43	$0.41
Third Quarter to September 30, 2008	$1.72	$1.04
Second Quarter to June 30, 2008	$1.80	$1.05
First Quarter to March 31, 2008	$4.44	$0.95
Fiscal Year Ending December 31, 2007
Fourth Quarter to December 31, 2007	$4.65	$2.65
From September 25, 2007 to September 30, 2007	$5.00	$2.83
     These Over-the-Counter Bulletin Board bid quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions. On December 31, 2008 and 2007, the last reported sale price for our common stock was $0.47 and $3.80 per share, respectively.
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
Stockholders
     As of March 12, 2009 we had approximately 235 holders of record of our common stock.
Dividends
     We have paid no dividends on our common stock since our inception and may not do so in the future.
Recent Sales of Unregistered Securities
     On August 28, 2008, the Company issued 6,000 shares of its common stock pursuant to a resolution of the Company’s Board of Directors, on August 20, 2008, as a gift to the children of a deceased employee. The shares were fair-valued at $1.30, the closing price of the Company’s common stock on August 20, 2008 and the Company recorded approximately $8,000 in expense related to this transaction.
     On June 4, 2008, in connection with consulting services, we issued to Janice Lin 10,000 shares of our common stock fair-valued at $1.50 per share.
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

     On September 1, 2007, in connection with consulting services provided to the Company we issued to Steven Kay a warrant to purchase 50,000 shares of our common stock at $1.00 until September 1, 2012. This warrant was exercised by payment of $50,000 to the Company and 50,000 shares of the Company’s common stock were issued on November 26, 2007
     On August 2007, we issued 42,500 shares of our common stock in settlement of an obligation. The shares were fair-valued at $1.00.
     On August 30, 2007, in settlement of an obligation, we issued the share holders of Sundance Technologies warrants to purchase 76,722 shares of our common stock at $1.00 until August 30, 2012.
     On April 9, 2007, we completed a private placement of 500,000 shares of common stock at a purchase price of $1.00 per share to a foreign accredited investor.
     On February 15, 2007, we issued 31,435 shares of our common stock in settlement of an obligation. The shares were fair-valued at $1.00.
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
     As of December 31, 2008, we have outstanding 2,156,900 service-based and 200,000 performance-based stock options to purchase shares of our common stock issued under the 2006 Plan. The service-based and performance-based options have an exercise price from $1.00 to $3.45 and are subject to vesting schedules and terms. As of December 31, 2008, we had 2,670,267 service-based, performance-based options and restricted stock awards outstanding. The following table provides aggregate information as of December 31, 2008 with respect to all compensation plans (including individual compensation arrangements) under which equity securities are authorized for issuance.

	(a) Number of		Number of securities
	securities to be		remaining available for
	issued upon		future issuance under
	exercise of	Weighted-average	equity compensation
	of outstanding	exercise price of	plans (excluding
	options, warrants	outstanding options,	securities reflected
Plan Category	and rights	warrants and rights	in column (a))
Equity Compensation Plans approved by security holders	2,356,900	$1.28	1,408,578 (1)
Equity Compensation Plans not approved by security holders			—

Total	2,356,900	$1.28	1,408,578 (1)

(1)	Includes number of shares of common stock reserved under the 2006 Equity Incentive Plan (the “Equity Plan”) as of December 31, 2008, which reserves 9% of the outstanding shares of common stock of the Company.
Issuer Purchase of Equity Securities
     None

ITEM 7 — MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
     The following discussion highlights what we believe are the principal factors that have affected our financial condition and results of operations as well as our liquidity and capital resources for the periods described. This discussion should be read in conjunction with our financial statements and related notes appearing elsewhere in this Annual Report. This discussion contains “forward-looking statements,” which can be identified by the use of words such as “expects,” “plans,” “will,” “may,” “anticipates,” “believes,” “should,” “intends,” “estimates” and other words of similar meaning. These forward-looking statements are subject to risks and uncertainties that may cause actual results to differ materially from those expressed or implied by these forward-looking statements. Such risks and uncertainties include, without limitation, the risks described in Part I on page 3 of this Annual Report, and the risks described in Item 1A above.
     The following discussion is presented on a consolidated basis, and analyzes our financial condition and results of operations for the years ended December 31, 2008 and 2007.
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
Overview
     We manufacture photovoltaic panels or modules and balance of system components in our Shenzhen, China manufacturing facility. We sell these products through three distinct sales channels; 1) direct product sales to international markets, 2) our own use in building commercial and residential solar projects in the U.S., and 3) it is our intent to sell our products to a network of franchisees who will serve the U.S. residential market through our wholly-owned franchise company Yes! Solar, Inc. In addition to our solar revenue, we generate revenue from our legacy cable, wire and mechanical assemblies segment. Our cable wire and mechanical assembly products are also manufactured in our China facility and sold into the transportation and telecommunications markets. Currently, the factory has an annual production capacity of approximately 50 megawatts of photovoltaic solar modules and balance of system products. The un-utilized capacity is being reserved for photovoltaic module and balance of system expansion.
     Our business is conducted through our wholly-owned subsidiaries, SPIC, Inc. (“SPIC”), Yes! Solar, Inc. (“YES”), Yes! Construction Services, Inc. (“YCS”), International Assembly Solutions Limited (a Hong Kong company) (“IASHK”) and IAS Electronics (Shenzhen) Co., Ltd. (“IAS Shenzhen”).
     SPIC and YCS are engaged in the business of design, sales and installation of photovoltaic (“PV”) solar systems for commercial, industrial and residential markets. YCS is also a company-owned franchise territory.
     YES is engaged in the sale and administration of our franchise operations. In March 2008, the Company entered into its first franchise sale agreement. As of December 31, 2008, YES completed franchise sales of five franchise territories.
     IASHK is engaged in sales of our cable, wire and mechanical assemblies business.
     IAS Shenzhen is engaged in manufacturing our solar modules, will manufacture our balance of products and continues to be engaged in our cable, wire and mechanical assemblies business.
Background and Corporate History
     We became the registrant through a reverse merger with Solar Power, Inc., a Nevada corporation (formerly Welund Fund, Inc.), on December 29, 2006, and we are considered the accounting acquirer and registrant following that merger. Welund Fund, Inc. was originally incorporated in the State of Delaware on July 16, 2002 under that name, and effective January 2006, pursuant to authorization of its stockholders, it changed its domicile from the State of Delaware to the State of Nevada through a merger with and into its then wholly-owned subsidiary, which was a Nevada corporation. On October 4, 2006, it changed its name from Welund Fund, Inc. to Solar Power, Inc., and it affected a one-for-three reverse stock split. For purposes of discussion and disclosure, we refer to the predecessor as Solar Power, Inc., a Nevada Corporation (formerly Welund Fund, Inc.), to distinguish it from the registrant and accounting acquirer, Solar Power, Inc., a California corporation.
     On August 6, 2006, Solar Power, Inc., a California corporation, entered into share exchange agreement with all the shareholders of International Assembly Solutions, Limited (“IAS-HK”), which was incorporated in Hong Kong on January 18, 2005 with limited liability. Solar Power, Inc. a California corporation was originally incorporated in the State of California to facilitate creation of a U.S. holding company for IAS-HK operations and to engage in sales, installation and integration of photovoltaic systems in the U.S. Pursuant to the share exchange agreements, the equity owners of IAS-HK transferred all their equity interest in IAS HK in exchange for a total of 14,000,000 shares of Solar Power, Inc. a California corporation, in November 2006. As a result, IAS-HK became a wholly-owned subsidiary of Solar Power, Inc., a California corporation. There were a total of sixteen shareholders in IAS Hong Kong including our CEO, Stephen Kircher.
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
     In February 2005 Dale Renewables Consulting, Inc., (“DRCI”), a California corporation was formed to engage in the business of solar modules and systems installation, integration and sales. In May 2006, Solar Power, Inc., a California corporation, and Dale Stickney Construction, Inc. (“DSCI”), the parent of DRCI, agreed in principle on the acquisition of DRCI by Solar Power, Inc., a California corporation, and entered into an operating agreement with DRCI providing that Solar Power, Inc., a California corporation would effectively be responsible for all current operations, liabilities, and revenues, effective June 1, 2006, as contemplated by the proposed merger agreement.
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
     On June 5, 2007, the Company entered into a capitalized lease agreement with California First Leasing Corporation to finance the purchase of approximately $581,000 of software and hardware. The term of the lease is thirty-six months; the Company paid an initial security deposit of approximately $9,000 and secured the lease with a letter of credit of $450,825 collateralized by an equal amount of the Company’s cash deposits. As of December 31, 2008, the Company owed approximately $388,000 on this lease agreement.
     On June 8, 2007, the Company issued a standby letter of credit in the amount of $1,000,000 in favor of China Merchants Bank as collateral for the line of credit of its subsidiary, IAS Electronics (Shenzhen) Co., Ltd. The letter of credit is for a term of one year and is secured by the Company’s cash deposits. In June, 2008, the line of credit was repaid in full and the letter of credit was released by China Merchants Bank.
     On June 20, 2007, the Company issued a standby letter of credit to California First Leasing Corporation in the amount of $284,367 as security for a capital lease agreement. The term of the letter of credit is one year and is secured by the Company’s cash deposits. On July 31, 2007 this letter of credit was increased to $601,100 to secure an increase to principal and interest to the capital lease agreement. Under the terms of the lease with California First Leasing Corporation the required amount of the letter of credit is reduced annually as the outstanding balance of the lease decrease. On October 1, 2008 the amount of the letter of credit was reduced to approximately $450,825 for an additional twelve months. At December 31, 2008 the amount outstanding on the letter of credit to California First Leasing Corporation was $450,825 collateralized by an equal amount of the Company’s cash deposits.
     On June 25, 2007, the Company entered into an agreement with China Merchants Bank for a working capital line of credit through its wholly-owned subsidiary, IAS Electronics (Shenzhen) Co., Ltd. in the amount of $900,000. The term of the agreement is one year with an annual interest rate of 6.75 percent. The line is secured by a $1,000,000 standby letter of credit collateralized by the Company’s cash deposits. In June 2008, this working capital line of credit was repaid in full and the letter of credit released by China Merchants Bank.
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
     On August 14, 2007, through its wholly-owned subsidiary Yes! Solar, Inc., the Company filed with the State of California Department of Corporations a Uniform Franchise Offering Circular (“UFOC”) for approval and Solar Power, Inc. executed a Guarantee of Performance of Yes! Solar, Inc. to the State of California Department of Corporations. The Company has received approval of the UFOC on November 21, 2007. As of December 31, 2008, the Company had completed five franchise territory sales.
     On December 13, 2007, the Company and its wholly-owned subsidiary, Yes! Solar, Inc. (“YES”) entered into a Retailer Program Agreement (the “Agreement”) with GE Money Bank to provide to YES retail customers a vehicle to finance solar systems purchased from YES. The agreement provides that the Company will provide a standby letter of credit equal to the greater of $50,000 or one percent of sales under the Agreement. A standby letter of credit in the amount of $50,000 was issued on November 14, 2007 as a condition to the execution of the Agreement. The term of the letter of credit was renewed for an additional year on November 14, 2008. As of December 31, 2008 there were no sales under this Agreement.
     Management is considering the impact of the following industry trends as they impact the manufacturing of complete photovoltaic systems and planned business model:
•	Solar cell pricing trends around the world: Recently the key material in the production of solar cells (silicon) has been decreasing in price due to the global financial crisis. Solar cells are the major component cost in a photovoltaic module. The Company has responded by seeking longer-term supply agreements for solar cells at current market rates. To date the Company has entered into one long-term supply agreement for solar cells at which the price is fixed, but there is no financial commitment on the part of the Company to take delivery of cells. Our intent is secure ample solar cell supply to meet our growth needs and to avoid the risk of long-term contract pricings with suppliers whose products are expected to see a decline in the average selling price. Industry experts believe that additional planned expansion of silicon processing factories coming on line will produce enough raw materials to create an oversupply on projected demand. Failure to effectively manage our supply will hinder our expected growth and our component costs may have an adverse affect on the Company’s profitability.

•	Government subsidies: Federal and State subsidies relating directly to solar installations are an important factor in the planned growth of the solar industry. These subsidies are very important to growing the market for photovoltaic systems because they provide a significant economic incentive to all buyers. Without these incentives, industry growth would likely stall. These regulations are constantly being amended and will have a direct effect on our rollout of our planned franchise network among those states that offer superior incentives to the solar industry.

•	Global economic conditions: While there has been deterioration in the global economic condition of the financial markets, affecting most segments of industry and commerce, the Company is positioned in the renewable energy segment which remains strong. Since our customers may depend on financial markets for financing of solar installations, the Company is responding by seeking financing sources for its customers. Failure to secure these sources may have an adverse affect on the Company’s business opportunities and profitability.
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
     Revenue recognition — The Company’s three primary business segments include photovoltaic installation, integration and sales, franchise operations and cable, wire and mechanical assemblies.
          Photovoltaic Installation, integration and sales — In our photovoltaic systems installation, integration and product sales segment, revenue on product sales is recognized when there is evidence of an arrangement, title and risk of ownership have passed (generally upon delivery), the price to the buyer is fixed or determinable and collectability is reasonably assured. Customers do not have a general right of return on products shipped therefore we make no provisions for returns. During the quarter ended March 31, 2008, the Company did recognize one product sale on a bill and hold arrangement. There have been no subsequent bill and hold sales recognized by the Company. In this instance the customer did not have sufficient facilities to store the product and asked that we store the product for them. Since all criteria for revenue recognition had been met the Company recognized revenue on this sale.
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
          Franchise Operations — The Company began selling franchise territories in fiscal 2008. The Company did not recognize any franchise revenue in its fiscal 2008 financial statements. The Company has adopted the provisions of Statement of Financial Accounting Standards No. 45 (as amended) “Accounting for Franchise Fee Revenue” (“SFAS 45”) which requires that revenue shall be recognized when all the material services or conditions relating to the sale have been substantially met. The Company has determined that when the franchisee places its first order for a solar installation all the material services or conditions will be deemed to have been met. At December 31, 2008 the Company had $350,000 of deferred revenue included in its financial statements from franchise fees.
          Cable, wire and mechanical assemblies — In our cable, wire and mechanical assemblies business the Company recognizes the sales of goods when there is evidence of an arrangement, title and risk of ownership have passed (generally upon delivery), the price to the buyer is fixed or determinable and collectability is reasonably assured. Generally there are no formal customer acceptance requirements or further obligations related to our assembly services once we ship our products. Customers do not have a general right of return on products shipped therefore we make no provisions for returns. We make determination of our customer’s credit worthiness at the time we accept their order.
     Product Warranties — We offer the industry standard of 20 years for our solar modules and industry standard five (5) years on inverter and balance of system components. Due to the warranty period, we bear the risk of extensive warranty claims long after we have shipped product and recognized revenue. In our wire and mechanical assembly business, historically our warranty claims have not been material. In our solar photovoltaic business our greatest warranty exposure is in the form of product replacement. Until the third quarter of fiscal 2007, the Company purchased its solar panels from third-party suppliers and since the third-party warranties are consistent with industry standards we considered our financial exposure to warranty claims immaterial. Certain photovoltaic construction contracts entered into during the year ended December 31, 2007 included provisions under which the Company agreed to provide warranties to the buyer, and during the quarter ended September 30, 2007, the Company began installing its own manufactured solar panels. In our cable, wire and mechanical assembly business our current standard product warranty for our mechanical assembly product ranges from one to five years. The Company records the provision for the estimated warranty exposure on these contracts within cost of sales. Since the Company does not have sufficient historical data to estimate its exposure, we have looked to historical data reported by other solar system installers and manufacturers. The accrual for warranty claims consisted of the following at December 31, 2008 and 2007 (in thousands):

	2008	2007
Beginning balance	$103	$—
Provision charged to warranty expense	641	103
Less: warranty claims	(1)	—

Ending balance	$743	$103

     Stock based compensation — Effective January 1, 2006, the Company adopted the provisions of Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment.” (“SFAS No. 123(R)”) which requires the Company to measure the stock-based compensation costs of share-based compensation arrangements based on the grant-date fair value and recognizes the costs in the financial statements over the employee requisite service period. Stock-based compensation expense for all stock-based compensation awards granted was based on the grant-date fair value estimated in accordance with the provisions of SFAS No. 123(R). Prior to 2006 the Company had not issued stock options or other forms of stock-based compensation.
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

     Allowance for doubtful accounts — The Company regularly monitors and assesses the risk of not collecting amounts owed to the Company by customers. This evaluation is based upon a variety of factors including: an analysis of amounts current and past due along with relevant history and facts particular to the customer. It requires the Company to make significant estimates, and changes in facts and circumstances could result in material changes in the allowance for doubtful accounts. At December 31, 2008 and 2007 the Company has an allowance of approximately $49,000 and $48,000, respectively.
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
Aggregate net foreign currency transaction gains included in the income statement were approximately $228,000 and $214,000 for the years ended December 31, 2008 and 2007, respectively.
     Reclassification — Certain amounts from prior periods have been reclassified to conform to current period presentation
Use of Estimates
     The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. With respect to the acquisition of DRCI by Solar Power, Inc., a California corporation, in fiscal year 2006, the Company estimated the fair value of contracts acquired based on certain assumptions to be approximately $637,000. The Company estimated the value of each contract opportunity acquired by estimating the percentage of contracts that would be signed and by applying a comparable acquisition cost to each contract based on the Company’s current sales subcontractor commission rates.
Segment Information
     The Company has three reportable segments: (1) photovoltaic installation, integration and solar panel sales (“Photovoltaic installation, integration and sales”), (2) Franchise operations and (3) cable, wire mechanical assemblies and processing sales (“Cable, wire and mechanical assemblies”). The Company’s reportable segments are strategic business units that offer different products and services. They are managed separately because each business requires different technology and marketing strategies.
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
     In September 2006, the FASB issued Statement of Financial Accounting Standards (“FAS”) No. 157, “Fair Value Measurements.” SFAS No. 157 establishes a common definition for fair value to be applied to accounting principles generally accepted in the United States of America guidance requiring use of fair value, establishes a framework for measuring fair value, and expands disclosure about such fair value measurements. FAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. In February 2008 FASB issued Staff Position No. 157-2 that defers the effective date of FAS 157 for non-financial assets and non-financial liabilities, except for items that are recognized or disclosed a fair value in financial statements on a recurring basis, for fiscal years beginning after November 15, 2008. In addition, FASB also agreed to exclude from scope of FAS 157 fair value measurements made for purposes of applying FAS No. 13 “Accounting for Leases” and related interpretive accounting pronouncements. The adoptions of FAS No. 157 for financial assets and liabilities did not have a material effect on the consolidated financial statements. The Company does not expect the adoption of FAS No. 157 for non-financial assets and liabilities to have a material impact on the consolidated financial statements.
     In February 2007, the FASB issued FAS No. 159, “ The Fair Value Option for Financial Assets and Financial Liabilities —Including an amendment of FASB Statement No. 115”, (“FAS 159”) which permits entities to choose to measure many financial instruments and certain other items at fair value at specified election dates. A business entity is required to report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. This statement is expected to expand the use of fair value measurement. FAS 159 is effective for financial statements issued for fiscal years beginning after July 1, 2008, and interim periods within those fiscal years, and is applicable beginning in the first quarter of 2008. The adoption of FAS No. 159 did not have a material effect on the consolidated financial statements.
     In December 2007, the FASB issued FAS No. 141(R), “Business Combinations” (“FAS No. 141(R)”) which requires the acquiring entity in a business combination to recognize all (and only) the assets acquired and liabilities assumed in the transaction; establishes the acquisition-date fair value as the measurement objective for all assets acquired and liabilities assumed; and requires the acquirer to disclose to investors and other users all of the information they need to evaluate and understand the nature and financial effect of the business combination. FAS No. 141(R) is prospectively effective to business combinations for which the acquisition is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The impact of FAS No. 141(R) on the Company’s consolidated financial statements will be determined in part by the nature and timing of any future acquisitions completed by it.
     In December 2007, the FASB issued FAS No. 160, “Non-Controlling Interests in Consolidated Financial Statements (as amended)” (“FAS No. 160”) which improves the relevance, comparability, and transparency of financial information provided to investors by requiring all entities to report non-controlling (minority) interests in subsidiaries in the same way as equity consolidated financial statements. Moreover, FAS No. 160 eliminates the diversity that currently exists in accounting from transactions between an entity and non-controlling interests by requiring they be treated as equity transactions. FAS No.160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008; earlier adoption is prohibited. The Company is currently evaluating the impact that FAS No. 160 will have on its consolidated financial statements.
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
Results of Operations
Comparison of the year ended December 31, 2008 to the year ended December 31, 2007
     Net sales — Net sales for the year ended December 31, 2008 increased 161.4% to approximately $47,421,000 from approximately $18,144,000 for the year ended December 31, 2007.
     Net sales in the photovoltaic installation, integration and product sales segment increased 203.0% to approximately $44,670,000 from approximately $14,744,000 for the year earlier comparative period. The Company began manufacturing its own solar panels in the third quarter of 2007. The Company began selling panels to other integrators in Asia and Europe, which accounted for most of the increase in revenue during fiscal 2008. The Company expects that these types of panel sales will continue to be an increased source of revenue in fiscal 2009.
     There were no sales in our franchise operations segment for the years ended December 31, 2008 and 2007.
     Net sales in the cable, wire and mechanical assemblies segment decreased 19.1% to approximately $2,751,000 from approximately $3,400,000 for the year earlier comparative period. This is the legacy segment of the Company’s business. The Company expects to continue to service the customers it has in this segment as it continues to develop its solar segment, but is not actively seeking new customers.
     Cost of goods sold — Cost of goods sold were approximately $43,844,000 (92.5% of net sales) and approximately $15,816,000 (87.2% of net sales) for the years ended December 31, 2008 and 2007, respectively.
     Cost of goods sold in the photovoltaic installation, integration and product sales segment was approximately $41,819,000 (93.6% of sales) for the year ended December 31, 2008 compared to approximately $13,876,000 (94.1% of net sales) for the year ended December 31, 2007. While the Company has experienced significant growth in sales for this segment in fiscal 2008, higher than anticipated solar cell costs in the third and fourth quarters eroded construction margins in our photovoltaic segment. Due to decreasing cell costs in fiscal 2009, the Company expects that margins will improve in fiscal 2009.
     There were no cost of goods sold in our franchise operations segment for the years ended December 31, 2008 and 2007.
     Cost of goods sold in the cable, wire and mechanical assembly segment were approximately $2,025,000 (73.6% of net sales) for the year ended December 31, 2008 compared to approximately $1,940,000 (57.1% of net sales) for the year ended December 31, 2007. The increase is attributable to product mix, increased shipping costs due to fuel surcharges and increased material costs due to the increase in copper wire pricing, a key component in the cable wire segment. The Company does not expect margins to materially improve in this segment.
General and administrative expenses — General and administrative expenses were approximately $8,981,000 for the year ended December 31, 2008 and approximately $7,196,000 for the year ended December 31, 2007 an increase of 24.8%. As a percentage of net sales, general and administrative expenses were 18.9% and 39.7%, for the years ended December 31, 2008 and 2007, respectively. The increase in actual cost is primarily due to the increase in employee related expense, infrastructure costs and professional fees associated with the continued development of our photovoltaic solar business and start up of our franchise operations. Significant elements of general and administrative expenses for the year ended December 31, 2008 include employee related expense of approximately $4,223,000, information technology costs of approximately $171,000, insurance costs of approximately $171,000, professional and consulting fees of approximately $1,573,000, rent of approximately $583,000, travel and lodging costs of $197,000, stock compensation expense of $359,000 and bad debt expense of $264,000. The bad debt expense pertains primarily to one commercial installation project on which the owner was unable to complete financing on the project and had to terminate installation. The Company expects general and administrative expenses to continue to decline as a percentage of revenue.
     Sales, marketing and customer service expense — Sales, marketing and customer service expenses were approximately $2,618,000 for the year ended December 31, 2008 and $2,254,000 for the year ended December 31, 2007. As a percentage of net sales, sales, marketing and customer service expenses were 5.5% and 12.4% for the years ended December 31, 2008 and 2007, respectively. The increase in cost is primarily due to increases in payroll, marketing costs and commission costs associated required to development of our photovoltaic solar business. Significant elements of sales, marketing and customer service expense for the year ended December 31, 2008 were payroll related expenses of approximately $1,209,000, advertising and trade show expenses of approximately $430,000, commission expense of approximately $451,000 stock-based compensation costs of approximately $110,000 and travel and lodging costs of approximately $62,000.
     Engineering, design and product management expense — Engineering, design and product management expenses were approximately $559,000 and $199,000 for the year ended December 31, 2008 and 2007, respectively. As a percentage of sales, product development expenses were 1.2% and 1.1% for the years ended December 31, 2008 and 2007, respectively. Significant elements of engineering, design and product management expense for the year ended December 31, 2008 were payroll and related expenses of approximately $261,000, product certification and testing of approximately $255,000 and stock-based compensation expense of $34,000. The Company expects these expenses to continue in 2009 as the Company expands its product lines and sales activity in global markets.
     Interest income / expense — Interest income, net was approximately $20,000 and $180,000 for the years ended December 31, 2008 and 2007, respectively. As a percentage of net sales, interest income, net was 0% and 1.0% for the years ended December 31, 2008 and 2007, respectively. Interest income, net consisted of interest income of approximately $135,000 from earnings on the Company’s idle cash offset by interest expense of approximately $115,000 on the Company’s short term borrowings in fiscal year 2008. Interest income, net consisted of interest income of approximately $286,000 from the earnings on the Company’s idle cash offset by interest expense of approximately $106,000 in fiscal 2007.
     Other income / expense — Other expense, net for the year ended December 31, 2008 was approximately $10,000. Other income for the year ended December 31, 2007 was approximately $8,000. Other expense, net consisted primarily of expenses of $17,000 related to the sub-lease of the Company’s former corporate headquarters offset by $7,000 generated from the sale of scrap.
     Net loss — The net loss was approximately $8,738,000 and $7,194,000 for the years ended December 31, 2008 and 2007, respectively. The significant costs incurred to continue development of our photovoltaic solar business and franchise operations were the drivers of the increased operating loss in 2008.
Liquidity and Capital Resources
     A summary of the sources and uses of cash and cash equivalents is as follows:

	Year ended December	Year ended December
(in thousands)	31, 2008	31, 2007
Net cash used in operating activities	$(577)	$(13,064)
Net cash used in investing activities	(766)	(1,034)
Net cash provided by financing activities	404	9,544

Net decrease in cash and cash equivalents	$(939)	$(4,554)

     From our inception until the closing of our private placement on October 4, 2006, we financed our operations primarily through short-term borrowings. We received net proceeds of approximately $14,500,000 from the private placement made by Solar Power, Inc., a Nevada corporation (formerly Welund Fund, Inc.) when we completed our reverse merger with them in December 2006.
     In December 2007, we completed a private placement of 4,513,911 shares of our comment stock with proceeds approximately $10,185,000, net of expenses of approximately $1,551,000.
     As of December 31, 2008, we had approximately $5,915,000 in cash and cash equivalents.
     Net cash used in operating activities of approximately $577,000 for the year ended December 31, 2008 was primarily a result of a net loss of approximately $8,738,000, plus non-cash items included in net income, including depreciation of approximately $700,000 related to property and equipment, stock-based compensation expense of approximately $548,000, bad debt expense of approximately $264,000, stock issued for services of approximately $22,000 and income tax expense of approximately $167,000. Also contributing to cash used in operating activities were decreases in accounts payable of approximately $1,248,000 resulting from prepayment requirements of our cell suppliers, decreased income taxes payable of approximately $7,000 offset by decreases in accounts receivable of approximately $1,870,000 resulting from collection of our sales of solar panels upon shipment, decreases in costs and estimated earnings in excess of billings on uncompleted contracts of approximately $1,914,000 resulting from decreased installation revenues in the fourth quarter of fiscal 2008, decreases in inventories of approximately $2,433,000 resulting from decreased solar panel inventory, decreased prepaid expenses and other current assets of approximately $326,000 resulting from decreased supplier deposit requirements, increases in billings in excess of costs and estimated earnings on uncompleted contracts of approximately $157,000 resulting from billings primarily on residential solar installations not yet underway in fiscal 2008 and increases in accrued liabilities of approximately $665,000 resulting, increases in deferred revenue of approximately $350,000 resulting from deferred franchise fees and increased warranty reserve of approximately $640,000.
     Net cash used in operating activities of approximately $13,064,000 for the year ended December 31, 2007 was primarily a result of a net loss of approximately $7,194,000, plus non-cash items included in net income, including depreciation of approximately $330,000 related to property and equipment, amortization of intangibles of approximately $684,000, stock-based compensation expense of approximately $541,000, bad debt expense of approximately $118,000, stock issued for services of approximately $50,000, warrants issued for services of approximately $12,000 and income tax expense of approximately $61,000. Also contributing to cash used in operating activities were an increase in our accounts receivable of approximately $4,157,000 as a result of increased sales in our solar photovoltaic business segment, an increase in costs and estimated earnings in excess of billings on uncompleted contracts of approximately $2,088,000, an increase in our inventories of approximately $4,659,000 primarily related to our solar photovoltaic business and increases in prepaid expenses and other current assets of approximately $410,000, a decrease in income taxes payable of approximately $6,000, a decrease in billings in excess of costs and estimated earnings on uncompleted contracts of approximately $123,000 offset by an increase in our accounts payable of approximately $2,839,000 related to our increased inventory, and an increase in accrued liabilities of approximately $938,000 resulting primarily from increased sales tax liability of approximately $557,000, accrued job costs of approximately $212,000 and accrued warranty costs of approximately $103,000.
     Net cash used in investing activities of approximately $766,000 for the year ended December 31, 2008 primarily relates to acquisition of property, plant and equipment. Property, plant and equipment acquired was primarily for the expansion of the solar panel assembly line in our China manufacturing facility and computer equipment required for our franchise operations.
     Net cash used in investing activities of approximately $1,034,000 for the year ended December 31, 2007 primarily relates to acquisition of property, plant and equipment.
     Net cash generated from financing activities was approximately $404,000 for the year ended December 31, 2008 and is comprised of approximately $1,668,000 from the release of restricted cash collateralizing cancelled letters of credit and $69,000 from issuance of our common stock from the exercise of employee stock options offset by approximately $976,000 used to repay the line of credit to China Merchants Bank, approximately $343,000 of principal payments on notes and capital leases and approximately $14,000 of additional costs related to our private placement in December 2007.
     Net cash generated from financing activities was approximately $9,544,000 for the year ended December 31, 2007 and is comprised of approximately $11,517,000 of net proceeds from the issuance of common stock and warrants, net of issuance costs, and $931,000 from proceeds of our PRC line of credit, offset by approximately $389,000 of principal payments on notes and capital leases and approximately $320,000 of principal payments on loans from related parties and restricted cash collateralizing letters of credit of approximately $2,195,000.
     In the short-term we do not expect any material change in the mix or relative cost of our capital resources. As of December 31, 2008, we had approximately $5,915,000 in cash and cash equivalents and approximately $527,000 of restricted cash collateralizing standby letters of credit we issued to support our capital lease and a financing obligation of our subsidiary, Yes! Solar, Inc. Our plan and focus will be to continue the development of our solar panel manufacturing facility, manufacturing our branded solar system products, generating new customers, and organizing a distribution model through the development of our franchise network. With our current level of cash on hand and collection of accounts receivable and costs and estimated earnings in excess of billings on uncompleted contracts, we believe we have sufficient working capital to satisfy our working capital requirements to fund operations at their current levels.
     On July 24, 2008, the Company signed a four-year supply agreement which obligates the Company to purchase a specific quantity of solar panels over the four year term of the agreement or pay a cancellation penalty of as much as $6.5 million. As of December 31, 2008 the Company has purchased approximately $541,000 solar panels under this supply agreement.
     We may be required to raise capital to fund our anticipated future growth. Due to the current global financial crisis there is no assurance that if we are required to raise capital that it will be available to us. Future cash forecasts are based on assumptions regarding operational performance, and assumptions regarding working capital needs associated with increasing customer orders and supply chain agreements.

     Contractual Obligations
     Operating leases — The Company leases premises under various operating leases. Rental expense under operating leases included in the statement of operations was approximately $834,000 and $502,000 for the years ended December 31, 2008 and 2007, respectively.
     The Company was obligated under operating leases requiring minimum rentals as follows (in thousands):

Years ending December 31,
2009	$626
2010	454
2011	459
2012	310

Total minimum payments	$1,849

     The Company was obligated under notes payable requiring minimum payments as follows (in thousands):

Years ending December 31,
2009	$51
2010	52
2011	44
2012	6

153
Less current portion	(50)

Long-term portion	$103

     The notes payable are collateralized by trucks used in the Company’s solar photovoltaic business, bear interest rates between 1.9% and 2.9% and are payable over sixty months.
     The Company leases certain equipment under capital leases. The leases expire from January to October 2010. The Company was obligated for the following minimum payments (in thousands):

Years ending December 31,
2009	$327
2010	216

543
Less amounts representing interest	(43)

Present value of net minimum lease payments	500
Less current portion	(292)

Long-term portion	$208

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
     The Modified Agreement between the Company and Solyndra, Inc. is a contract for the sale of photovoltaic panels intended for large flat rooftops, optimized for high energy density production produced by Solyndra for Solar Power. The Modified Agreement as amended obligates the Company to purchase a specific quantity of solar panels over the four year term of the Modified Agreement or pay a cancellation penalty of as much as $6.5 Million. In fiscal 2009, the cancellation penalty could be as much as $740,000. The final selling price to the Company is dependent upon the price that Solyndra, Inc. sells the same product to other third-party customers and is expected to decline over the term of the agreement.
     On December 13, 2007, the Company and its wholly-owned subsidiary, Yes! Solar, Inc. (“YES”) entered into a Retailer Program Agreement (the “Agreement”) with GE Money Bank to provide to YES retail customers a vehicle to finance solar systems purchased from YES. The agreement provides that the Company will provide a standby letter of credit equal to the greater of $50,000 or one percent of sales under the Agreement. A standby letter of credit in the amount of $50,000 was issued on November 14, 2007 as a condition to the execution of the Agreement. The term of the letter of credit was renewed for an additional year on November 14, 2008. As of December 31, 2008 there were no sales under this Agreement.
Off-Balance Sheet Arrangements
     At December 31, 2008, we did not have any transactions, obligations or relationships that could be considered off-balance sheet arrangements.

ITEM 8 — FINANCIAL STATEMENTS
     The Financial Statements that constitute Item 8 are included at the end of this report beginning on page F-1.
ITEM 9 — CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
     None
ITEM 9A(T) — CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
     In connection with the preparation of our Annual Report on Form 10-K, an evaluation was carried out by our management, with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (Exchange Act)) as of December 31, 2008. Disclosure controls and procedures are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified, and that such information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.
     Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the period covered by this Annual Report, our disclosure controls and procedures were effective.
     Our management has concluded that the financial statements included in this Form 10-K present fairly, in all material respects our financial position, results of operations and cash flows for the periods presented in conformity with generally accepted accounting principles.
     It should be noted that any system of controls, however well designed and operated, can provide only reasonable, and not absolute, assurance that the objectives of the system will be met. In addition, the design of any control system is based in part upon certain assumptions about the likelihood of future events.
Management’s Report on Internal Control Over Financial Reporting
     Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Exchange Act Rule 13a-15(f). Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of consolidated financial statements for external purposes in accordance with generally accepted accounting principles.
     Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework established by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) as set forth in Internal Control - Integrated Framework. Based on our evaluation under the framework in Internal Control — Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2008.
     This annual report does not include an audit or attestation report of our registered public accounting firm regarding our internal control over financial reporting. Our management’s report was not subject to audit or attestation by our registered public accounting firm pursuant to temporary rules of the SEC that permit us to provide only management’s report in this annual report.
     Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. It should be noted that any system of controls, however well designed and operated, can provide only reasonable, and not absolute, assurance that the objectives of the system will be met. In addition, the design of any control system is based in part upon certain assumptions about the likelihood of future events. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
ITEM 9B — OTHER INFORMATION
     None

PART III
ITEM 10 — DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information required by Item 10 of Part III is incorporated by reference to the registrant’s proxy statement, to be filed within 120 days of the registrant’s fiscal year end.
ITEM 11 — EXECUTIVE COMPENSATION
The information required by Item 11 of Part III is incorporated by reference to the registrant’s proxy statement, to be filed within 120 days of the registrant’s fiscal year end.
ITEM 12 — SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information required by Item 12 of Part III is incorporated by reference to the registrant’s proxy statement, to be filed within 120 days of the registrant’s fiscal year end.
ITEM 13 — CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information required by Item 13 of Part III is incorporated by reference to the registrant’s proxy statement, to be filed within 120 days of the registrant’s fiscal year end.
ITEM 14 — PRINCIPAL ACCOUNTING FEES AND SERVICES
The information required by Item 14 of Part III is incorporated by reference to the registrant’s proxy statement, to be filed within 120 days of the registrant’s fiscal year end.

PART IV
ITEM 15 — EXHIBITS

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

2.8	Agreement of Merger by and between Solar Power, Inc., a California corporation, Solar Power, Inc., a Nevada corporation and Welund Acquisition Corp., a Nevada corporation dated December 29, 2006(17)

2.9	Agreement of Merger by and between Solar Power, Inc., a Nevada corporation and Solar Power, Inc., a California corporation, dated February 14, 2007 (6)

3.1	Amended and Restated Articles of Incorporation(6)

3.2	Bylaws(6)

3.3	Specimen (17)

4.1	Form of Subscription Agreement(7)

4.2	Form of Registration Rights Agreement(7)

10.1	Share Purchase Agreement for the Purchase of Common Stock dated as of April 1, 2004, by and between Kevin G. Elmore and Mr. T. Chong Weng(8)

10.2	Share Purchase Agreement for the Purchase of Common Stock dated as of June 9, 2004, by and between Kevin G. Elmore and Liberty Associates Holdings, LLC(9)

Exhibit No.	Description

10.3	Purchase and Servicing Agreement between Welund Fund, Inc. and Village Auto, LLC, dated March 30, 2005(10)

10.4	Demand Promissory Note issued by Paxton Energy Corp. (11)

10.5	Engagement Letter with Roth Capital Partners, dated August 29, 2006(12)

10.6	Credit Facility Agreement by and between the Company and Solar Power, Inc., a California corporation effective September 19, 2006(12)

10.7	Security Agreement by and between the Company and Solar Power, Inc., a California corporation effective September 19, 2006(12)

10.8	Secured Promissory Note issued by Solar Power, Inc., a California corporation in favor of the Company(12)

10.9	First Amendment to the Credit Facility Agreement dated November 3, 2006(13)

10.10	Securities Purchase Agreement dated September 19, 2006 (12)

10.11	Registration Rights Agreement dated September 19, 2006(12)

10.12	Securities Purchase Agreement dated October 4, 2006 (14)

10.13	Registration Rights Agreement dated October 4, 2006(14)

10.14	Roth Capital Warrant(14)

10.15	Subordination Agreement by and between Steve Kircher, the Company and Solar Power, Inc., a California corporation dated August 31, 2006(14)

10.16	Addendum to Subordination Agreement dated September 6, 2006(14)

10.17	Unsecured Promissory Note for $150,000 issued by Solar Power, Inc., a California corporation in favor of the Company dated August 31, 2006(14)

10.18	Unsecured Promissory Note for $50,000 issued by Solar Power, Inc., a California corporation dated September 6, 2006(14)

10.19	Secured Promissory Note for $975,000 issued by Solar Power, Inc., a California corporation in favor of Solar Power, Inc, a Nevada corporation (formerly Welund Fund, Inc.), dated September 19, 2006(14)

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

Exhibit No.	Description

10.22	Secured Promissory Note for $75,000 issued by Solar Power, Inc., a California corporation in favor of Solar Power, Inc., an Nevada corporation (formerly Welund Fund, Inc.), dated October 6, 2006(14)

10.23	Secured Promissory Note for $340,000 issued by Sola Power, Inc., a California corporation in favor of Solar Power, Inc., a Nevada corporation (formerly Welund Fund, Inc.), dated October 16, 2006(14)

10.24	Secured Promissory Note for $235,000 issued by Solar Power, Inc., a California corporation in favor of Solar Power, Inc., a Nevada corporation (formerly Welund Fund, Inc.), dated October 30, 2006(14)

10.25	Secured Promissory Note $445,000 issued by Solar Power, Inc., a California corporation in favor of Solar Power, Inc., a Nevada corporation (formerly Welund Fund, Inc.), dated November 7, 2006 (14)

10.26	Demand Note $1,446,565 issued by Solar Power, Inc., a California corporation in favor of the Company dated November 15, 2006 (14)

10.27	2006 Equity Incentive Plan (17)

10.28	Form of Nonqualified Stock Option Agreement(17)

10.29	Form of Restricted Stock Award Agreement(17)

10.30
Assignment and Interim Operating Agreement by and between Solar Power, Inc., a California corporation, Dale Stickney Construction, Inc., a California corporation, and Dale Renewables Consulting, Inc., a California corporation dated August 20, 2006(17)

10.31	Restrictive Covenant Agreement by and between Solar Power, Inc., a California corporation, Todd Lindstrom, James M. Underwood and Ronald H. Stickney dated November 15, 2006(17)

10.32	Receivables and Servicing Rights Purchase and Sale Agreement by and between the Company and Village Auto, LLC a California limited liability company dated December 29, 2006(15)

10.33	Contract Revenues Agreement by and between Sundance Power, LLC, a Colorado limited liability company and Solar Power, Inc., a California corporation, dated September 5, 2006(18)

10.34	Agreement for Sale of Photovoltaic Panels to Solar Power, Inc. dated February 19, 2007 (19)

10.35	First Amendment to Agreement for Sale of Photovoltaic Panels, dated July 24, 2008 (19)

14.1	Code of Ethics (20)

16.1	Letter of Hansen Barnett & Maxwell(16)

21.1	List of Subsidiaries(18)

23	Consent of Independent Registered Accounting Firm*

31.1	Rule 13(a) — 14(a)/15(d) — 14(a) Certification (Principal Executive Officer)*

31.2	Rule 13(a) — 14(a)/15(d) — 14(a) Certification (Principal Financial Officer)*

32	Section 1350 Certifications*

Footnotes to Exhibits Index

*	Filed herewith

(1)	Incorporated by reference to Form 8-K filed with the SEC on February 3, 2006.

(2)	Incorporated by reference to Form 8-K filed with the SEC on August 29, 2006.

(3)	Incorporated by reference to Form 8-K filed with the SEC on October 6, 2006.

(4)	Incorporated by reference to Form 8-K filed with the SEC on December 6, 2006.

(5)	Incorporated by reference to Form 8-K filed with the SEC on December 22, 2006.

(6)	Incorporated by reference to Form 8-K filed with the SEC on February 20, 2007.

(7)	Incorporated by reference to Form 10-QSB filed with the SEC on August 14, 2006.

(8)	Incorporated by reference to Form 8-K filed with the SEC on April 2, 2004.

(9)	Incorporated by reference to Form 8-K filed with the SEC on June 18, 2004.

(10)	Incorporated by reference to Form 10-QSB filed with the SEC on May 24, 2005.

(11)	Incorporated by reference to Form 10-QSB filed with the SEC on November 14, 2005.

(12)	Incorporated by reference to Form 8-K filed with the SEC on September 25, 2006

(13)	Incorporated by reference to Form 8-K filed with the SEC on November 7, 2006.

(14)	Incorporated by reference to Form 10-QSB filed with the SEC on November 20, 2006.

(15)	Incorporated by reference to Form 8-K filed with the SEC on January 8, 2007.

(16)	Incorporated by reference to Form 8-K filed with the SEC on January 8, 2007 (disclosing change in auditors).

(17)	Incorporated by reference to the Form SB-2 filed with the SEC on January 17, 2007.

(18)	Incorporated by reference to the Pre-Effective Amendment No. 1 to Form SB-2 filed with the SEC on March 6, 2007.

(19)	Incorporated by reference to Form 8-K filed with the SEC on July 30, 2008

(20)	Incorporated by reference to Form 10KSB filed with the SEC on April 16, 2007

SIGNATURES
     In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SOLAR POWER, INC.
Dated: March 24, 2009
/s/ Stephen C. Kircher
	By:	Stephen C. Kircher
	Its:	Chief Executive Officer and Chairman of the Board (Principal Executive Officer)

Dated: March 24, 2009

/s/ Jeffrey G. Winzeler
	By:	Jeffrey G. Winzeler
	Its:	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

     Pursuant to requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Capacity	Date

/s/ Stephen C. Kircher Stephen C. Kircher	Director	March 24, 2009

/s/ Ronald A. Cohan Ronald A. Cohan	Director	March 24, 2009

/s/ D. Paul Regan D. Paul Regan	Director	March 24, 2009

/s/ Larry D. Kelley Larry D. Kelley	Director	March 24, 2009

/s/ Timothy B. Nyman Timothy B. Nyman	Director	March 24, 2009

Report of Independent Registered Public Accounting Firm
Board of Directors and Stockholders
Solar Power, Inc.
Roseville, California
We have audited the accompanying consolidated balance sheets of Solar Power, Inc. (the “Company”) as of December 31, 2008 and 2007 and the related consolidated statements of operations, stockholders’ equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Solar Power, Inc. at December 31, 2008 and 2007, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.
/s/ Macias Gini & O’Connell LLP
Sacramento, California
March 24, 2009

SOLAR POWER, INC.
CONSOLIDATED BALANCE SHEETS
As of December 31, 2008 and 2007
(in thousands, except for share data)

	2008	2007
ASSETS
Current assets:
Cash and cash equivalents	$5,915	$6,840
Accounts receivable, net of allowance for doubtful accounts of $49 and $48 at December 31, 2008 and 2007, respectively	3,010	5,353
Costs and estimated earnings in excess of billings on uncompleted contracts	294	2,208
Inventories, net	4,665	6,945
Prepaid expenses and other current assets	771	967
Restricted cash	527	800

Total current assets	15,182	23,113

Goodwill	435	435
Restricted cash	—	1,395
Property, plant and equipment at cost, net	2,178	2,066

Total assets	$17,795	$27,009

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$3,916	$4,957
Line of credit	—	931
Accrued liabilities	2,833	2,063
Deferred revenue	350	—
Income taxes payable	248	88
Billings in excess of costs and estimated earnings on uncompleted contracts	160	3
Loans payable and capital lease obligations	342	342

Total current liabilities	7,849	8,384
Loans payable and capital lease obligations, net of current portion	311	655

Total liabilities	8,160	9,039

Commitments and contingencies (Note 12)	—	—

Stockholders’ equity
Preferred stock, par $0.0001, 20,000,000 shares authorized, none issued and outstanding at December 31, 2008 and 2007	—	—
Common stock, par $0.0001, 100,000,000 shares authorized 37,771,325 and 37,573,263 shares issued and outstanding at December 31, 2008 and 2007, respectively	4	4
Additional paid in capital	28,029	27,404
Accumulated other comprehensive loss	(222)	—
Accumulated deficit	(18,176)	(9,438)

Total stockholders’ equity	9,635	17,970

Total liabilities and stockholders’ equity	$17,795	$27,009

The accompanying notes are an integral part of these financial statements

SOLAR POWER, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
For the Years Ended December 31, 2008 and 2007
(in thousands, except for share data)

	2008	2007

Net sales	$47,421	$18,144
Cost of goods sold	43,844	15,816

Gross profit	3,577	2,328

Operating expenses:
General and administrative	8,981	7,196
Sales, marketing and customer service	2,618	2,254
Engineering, design and product management	559	199

Total operating expenses	12,158	9,649

Operating loss	(8,581)	(7,321)

Other income (expense):
Interest expense	(115)	(106)
Interest income	135	286
Other income (expense)	(10)	8

Total other income (expense)	10	188

Loss before income taxes	(8,571)	(7,133)

Income tax expense	167	61

Net loss	$(8,738)	$(7,194)

Net loss per common share:
Basic and diluted	$(0.23)	$(0.22)

Weighted average number of shares used in computing per share amounts:	37,696,812	32,930,129

The accompanying notes are an integral part of these financial statements

SOLAR POWER, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Years Ended December 31, 2008 and 2007
(in thousands)

	2008	2007
Cash flows from operating activities:
Net loss	$(8,738)	$(7,194)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	700	330
Stock issued for services	22	50
Warrants issued for services	—	12
Stock-based compensation expense	548	541
Bad debt expense	264	118
Amortization	—	684
Income tax expense	167	61
Changes in operating assets and liabilities:
Accounts receivable	1,870	(4,157)
Costs and estimated earnings in excess of billings on uncompleted contracts	1,914	(2,088)
Inventories	2,433	(4,659)
Prepaid expenses and other current assets	326	(410)
Accounts payable	(1,248)	2,839
Income taxes payable	(7)	(6)
Billings in excess of costs and estimated earnings on uncompleted contracts	157	(123)
Deferred revenue	350	—
Accrued liabilities	665	938

Net cash used in operating activities	(577)	(13,064)
Cash flows from investing activities:
Acquisitions of property, plant and equipment	(766)	(1,034)

Net cash used in investing activities	(766)	(1,034)
Cash flows from financing activities:
Proceeds from issuance of common stock	69	12,282
Costs related to share registration	(14)	(765)
Decrease (increase) in restricted cash collateralizing letters of credit	1,668	(2,195)
Principal payments on notes and capital leases payable	(343)	(389)
Net (payments on) proceeds from line of credit	(976)	931
Principal payments (principal received) on loans from related parties	—	(320)

Net cash provided by financing activities	404	9,544

Decrease in cash and cash equivalents	(939)	(4,554)
Cash and cash equivalents at beginning of period	6,840	11,394
Effect of exchange rate changes on cash	14	—

Cash and cash equivalents at end of period	$5,915	$6,840

The accompanying notes are an integral part of these financial statements

SOLAR POWER, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Years Ended December 31, 2008 and 2007
(in thousands)

	2008	2007
Supplemental disclosure of cash flow information:
Cash paid for interest	$115	$91

Cash paid for income taxes	$7	$9

Supplemental disclosure of non-cash investing and financing activities:
Equipment acquired through notes payable and capital leases	$—	$1,141
Stock and warrants issued in settlement of an obligation	—	130
Stock issued for services	22	50
Warrants issued in conjunction with a private placement of common stock	—	283
Warrants issued for services	—	36

	$22	$1,640

The accompanying notes are an integral part of these financial statements

SOLAR POWER, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
For the Years Ended December 31, 2008 and 2007
(in thousands, except for share data)

					Accumulated
	Common Stock		Additional	Accumulated	other
	Shares	Amount	Paid-In Capital	Deficit	comprehensive loss	Total

Balance January 1, 2007	32,266,667	$3	$15,833	$(2,244)		$13,592
Net loss				(7,194)		(7,194)
Costs related to share registration			(628)			(628)
Issuance of warrants related to private placement			283			283
Issuance of warrants for settlement of an obligation			56			56
Issuance of warrants for services			36			36
Stock-based compensation expense	—		441			441
Issuance of restricted stock	100,000	—	100			100
Issuance of stock for option and warrant exercises	68,750	—	50			50
Issuance of stock for services	50,000		50			50
Issuance of stock for settlement of an obligation	73,935	—	74			74
Issuance of stock, net of costs	5,013,911	1	11,090			11,091

Balance December 31, 2007	37,573,263	4	27,404	(9,438)		17,970
Comprehensive loss
Net loss				(8,738)		(8,738)
Translation adjustment					(222)	(222)

Total comprehensive loss						(8,960)
Costs related to share registration			(14)			(14)
Issuance of stock for services	16,000	—	22			22
Stock-based compensation expense			372			372
Issuance of restricted stock	113,367	—	176			176
Issuance of stock for option exercises	68,695	—	69			69

Balance December 31, 2008	37,771,325	$4	$28,029	$(18,176)	$(222)	$9,635

The accompanying notes are an integral part of these financial statements

SOLAR POWER, INC.
(FORMERLY INTERNATIONAL ASSEMBLY SOLUTIONS, LIMITED)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
1. Organization and Basis of Financial Statement Presentation
     Solar Power, Inc. and its subsidiaries, (collectively the “Company”) engage in sales, installation and integration of photovoltaic systems, markets its franchise operations and manufactures and sells solar panels and related hardware and cable, wire and mechanical assemblies.
     Solar Power, Inc. was incorporated in the State of California in 2006. In August 2006, the Company entered into a merger agreement with International Assembly Solutions, Limited (“IAS HK”) which was incorporated in Hong Kong in January 2005. Effective November 2006, the equity owners of IAS HK transferred all their equity interests to Solar Power, Inc. in exchange for a total of 14,000,000 shares of its common stock at a par value of $0.0001 each. There were a total of sixteen shareholders in IAS HK including the controlling shareholder Stephen Kircher, our CEO. This transaction was structured to create a U.S. holding company and there were not any new or different shareholders involved. As such, the commonality among shareholders was 100%. There was no other consideration paid to any shareholder in connection with the formation of the holding company. Because the merger was entered into among entities under common control, the accompanying consolidated financial statements presents the results of operations of the combined companies for the year ended December 31, 2006.
     In August 2006, the Company, Dale Renewable Consulting Inc. (DRCI) and Dale Stickney Construction, Inc., (DSCI) formalized an acquisition agreement (the Merger Agreement) and entered into an Assignment and Interim Operating Agreement (the “Operating Agreement”). As a result of the Operating Agreement the Company began consolidating the operations of DRCI from June 1, 2006.
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

     Cash and cash equivalents — Cash and cash equivalents include cash on hand, cash accounts and interest bearing savings accounts. At times, cash balances may be in excess of FDIC insurance limits. The Company has not experienced any losses with respect to bank balances in excess of government provided insurance. At December 31, 2008 and 2007, the Company held approximately $5,213,000 and $8,901,000 in bank balances in excess of the insurance limits.
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
     Anti-dilutive Shares — SFAS No. 128, “Earnings Per Share,” provides for the calculation of basic and diluted earnings per share. Basic earnings per share includes no dilution and is computed by dividing income attributable to common shareholders by the weighted-average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution of securities by adding other common stock equivalents, including common stock options, warrants, and restricted common stock, in the weighted average number of common shares outstanding for a period, if dilutive. Potentially dilutive securities are excluded from the computation if their effect is anti-dilutive. For the years ended December 31, 2008 and 2007 4,723,202 and 2,843,965 shares of common stock equivalents, respectively were excluded from the computation of diluted earnings per share since their effect would be anti-dilutive.
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
     Revenue recognition — The Company’s three primary business segments include photovoltaic installation, integration and sales, franchise operations and cable, wire and mechanical assemblies.
          Photovoltaic installation, integration and sales — In our photovoltaic systems installation, integration and product sales segment, revenue on product sales is recognized when there is evidence of an arrangement, title and risk of ownership have passed (generally upon delivery), the price to the buyer is fixed or determinable and collectability is reasonably assured. Customers do not have a general right of return on products shipped therefore we make no provisions for returns. During the quarter ended March 31, 2008, the Company did recognize one product sale on a bill and hold arrangement. In this instance the customer did not have sufficient facilities to store the product and asked that we store the product for them. Since all criteria for revenue recognition had been met the Company recognized revenue on this sale.
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
          Franchise Operations — The Company began selling franchise territories in fiscal 2008. The Company did not recognize any franchise revenue in its fiscal 2008 financial statements. The Company has adopted the provisions of Statement of Financial Accounting Standards No. 45 (as amended) “Accounting for Franchise Fee Revenue” (“SFAS 45”) which requires that revenue shall be recognized when all the material services or conditions relating to the sale have been substantially met. The Company has determined that when the franchisee places its first order for a solar installation all the material services or conditions will be deemed to have been met. At December 31, 2008 the Company had $350,000 of deferred revenue included in its financial statements from franchise fees.
          Cable, wire and mechanical assemblies — In our cable, wire and mechanical assemblies business the Company recognizes the sales of goods when there is evidence of an arrangement, title and risk of ownership have passed (generally upon delivery), the price to the buyer is fixed or determinable and collectability is reasonably assured. Generally there are no formal customer acceptance requirements or further obligations related to our assembly services once we ship our products. Customers do not have a general right of return on products shipped therefore we make no provisions for returns. We make determination of our customer’s credit worthiness at the time we accept their order.
     Allowance for doubtful accounts — The Company regularly monitors and assesses the risk of not collecting amounts owed to the Company by customers. This evaluation is based upon a variety of factors including: an analysis of amounts current and past due along with relevant history and facts particular to the customer. It requires the Company to make significant estimates, and changes in facts and circumstances could result in material changes in the allowance for doubtful accounts. At December 31, 2008 and 2007 the Company has recorded an allowance of approximately $49,000 and $48,000, respectively.
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
     Shipping and handling cost — Shipping and handling costs related to the delivery of finished goods are included in cost of goods sold. During the years ended December 31, 2008 and 2007, shipping and handling costs expensed to cost of goods sold were approximately $634,000 and $350,000, respectively.
     Advertising costs — Costs for newspaper, television, radio, and other media and design are expensed as incurred. The Company expenses the production costs of advertising the first time the advertising takes place. The costs for this type of advertising were approximately $293,000 and $337,000 during the years ended December 31, 2008 and 2007, respectively.
     Product Warranties — We offer the industry standard of 20 years for our solar modules and industry standard five (5) years on inverter and balance of system components. Due to the warranty period, we bear the risk of extensive warranty claims long after we have shipped product and recognized revenue. In our cable, wire and mechanical assemblies business, historically our warranty claims have not been material. In our solar photovoltaic business our greatest warranty exposure is in the form of product replacement. Until the third quarter of fiscal 2007, the Company purchased its solar panels from third-party suppliers and since the third-party warranties are consistent with industry standards we considered our financial exposure to warranty claims immaterial. Certain photovoltaic construction contracts entered into during the year ended December 31, 2007 included provisions under which the Company agreed to provide warranties to the buyer, and during the quarter ended September 30, 2007, the Company began installing its own manufactured solar panels. As a result, the Company recorded the provision for the estimated warranty exposure on these contracts within cost of sales. Since the Company does not have sufficient historical data to estimate its exposure, we have looked to historical data reported by other solar system installers and manufacturers. In our cable, wire and mechanical assemblies business our current standard product warranty for our mechanical assembly product ranges from one to five years. The Company has provided a warranty reserve of approximately $641,000 and $103,000 for the years ended December 31, 2008 and 2007, respectively.

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
In June, 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109” (“FIN 48), which is intended to create a single model to address uncertainty in income tax positions. FIN 48 clarifies the accounting for uncertainty in income tax positions by prescribing the minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. In addition, FIN 48 clearly scopes out income taxes from Financial Accounting Standards Board Statement No. 5, “Accounting for Contingencies” (“SFAS 5”).
FIN 48 outlines a two step approach in accounting for uncertain tax positions. First is recognition, which occurs when the Company concludes that a tax position is more likely than not to be sustained upon examination based solely on its technical merits. FIN 48 specifically prohibits the use of a valuation allowance as a substitute for derecognition of tax positions. Second is measurement. Only after a tax position passes the first step of recognition will measurement be required. Under the measurement step, the tax benefit is measured as the largest amount of benefit that is more likely than not to be realized upon ultimate settlement. This is determined on a cumulative probability basis. The phrase “more likely than not” has the same meaning under FIN 48 as it does under Financial Accounting Standards Board Statement No 109 “Accounting for Income Taxes” (“FAS 109”) (i.e. a likelihood of occurrence greater than 50 percent).
Management intends to comply with FIN 48 and to provide adequate documentation of its efforts, judgments and conclusions related to any material uncertain tax positions. Management intends to conduct this task in as cost efficient manner as possible with an emphasis on items with the potential to have a material effect on the financial statements.
     Foreign currency translation — The consolidated financial statements of the Company are presented in U.S. dollars and the Company conducts substantially all of their business in U.S. dollars.
     All assets and liabilities in the balance sheets of foreign subsidiaries whose functional currency is other than U.S. dollars are translated at period-end exchange rates. All income and expenditure items in the income statements of foreign subsidiaries whose functional currency is other than U.S. dollars are translated at average annual exchange rates. Translation gains and losses arising from the translation of the financial statements of foreign subsidiaries whose functional currency is other than the U.S. dollar are not included in determining net income but are accumulated in a separate component of stockholders’ equity as a component of comprehensive income. The functional currency of the Company’s operations in the People’s Republic of China is the Renminbi.
     Gains and losses resulting from the translation of foreign currency transactions are included in income.
     Aggregate net foreign currency transaction income included in the income statement was approximately $228,000 and $214,000 for the years ended December 31, 2008 and 2007, respectively.
     Comprehensive income (loss) — Statement of Financial Accounting Standards No. 130, “Reporting Comprehensive Income,” establishes standards for reporting comprehensive income and its components in a financial statement that is displayed with the same prominence as other financial statements. Comprehensive income, as defined, includes all changes in equity during the period from non-owner sources. Examples of items to be included in comprehensive income, which are excluded from net income, include foreign currency translation adjustments and unrealized gain (loss) of available-for-sale securities. For the years ended December 31, 2008 and 2007, comprehensive loss was $8,960,000, composed of a net loss of approximately $8,738,000 and a foreign currency translation loss of $222,000 and $7,194,000 (equal to the net loss), respectively.
     Post-retirement and post-employment benefits — The Company’s subsidiaries which are located in the People’s Republic of China contribute to a state pension scheme on behalf of its employees. The Company recorded approximately $53,000 and $44,000 in expense related to its pension contributions for the years ended December 31, 2008 and 2007, respectively. Neither the Company nor its subsidiaries provide any other post-retirement or post-employment benefits.
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
3. Recently Issued Accounting Pronouncements
     In July 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes”. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This Interpretation also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. This Interpretation is effective for fiscal years beginning after December 15, 2006, with earlier adoption permitted. The Company adopted the provisions of FIN 48, on January 1, 2007. This interpretation, among other things, creates a two-step approach for evaluating uncertain tax positions. Recognition occurs when an enterprise concludes that a tax position, based on its technical merits, is more-likely-than-not to be sustained upon examination. Measurement determines the amount of benefit that more-likely-than-not will be realized upon ultimate settlement. De-recognition of a tax position that was previously recognized would occur when a company subsequently determines that a tax position no longer meets the more-likely-than-not threshold of being sustained. FIN 48 specifically prohibits the use of a valuation allowance as a substitute for de-recognition of tax positions, and it has expanded disclosure requirements.
     As of December 31, 2008, we have unrecognized tax benefits of approximately $248,000. While the Company does not expect that the total amount of unrecognized benefit will significantly change over the next 12 months, it is reasonably possible that a change could occur. However, a reliable estimate cannot be made at this time.
     Effective January 1, 2007, the Company adopted the provisions of FIN 48, which prescribes a comprehensive model for how a company should recognize, measure, present and disclose in its financial statements uncertain tax positions that the company has taken or expects to take on a tax return. The Company had $248,000 and zero, respectively, of unrecognized tax benefits as of December 31, 2008 and 2007. The Company does not anticipate that any of the unrecognized tax benefits will increase or decrease significantly over the next twelve months.
Reconciliation of the unrecognized tax benefits for the years ended December 31, 2007 and 2008 is as follows (in thousands):

	2008	2007
Beginning Balance	—	$—
Additions for current year tax positions	$166	—
Reductions for current year tax positions	—	—
Additions for prior year tax positions	82	—
Reductions for prior year tax positions	—	—
Settlements	—	—
Reductions related to expirations of statute of limitations	—	—

Ending Balance	$248	$—

     We file a federal income tax return in the U.S., as well as income tax returns in California and Colorado, and certain other foreign jurisdictions. We are currently not the subject of any income tax examinations, however, all prior periods remain open to examination in the future.
     In September 2006, the FASB issued Statement of Financial Accounting Standards (“FAS”) No. 157, “Fair Value Measurements.” (“FAS 157”) FAS 157 establishes a common definition for fair value to be applied to accounting principles generally accepted in the United States of America guidance requiring use of fair value, establishes a framework for measuring fair value, and expands disclosure about such fair value measurements. FAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. In February 2008 FASB issued Staff Position 157-2 that defers the effective date of FAS 157 for non-financial assets and non-financial liabilities, except for items that are recognized or disclosed a fair value in financial statements on a recurring basis, for fiscal years beginning after November 15, 2008. In addition, FAS also agreed to exclude from scope of FASB 157 fair value measurements made for purposes of applying FAS No. 13 “Accounting for Leases” and related interpretive accounting pronouncements. The adoption of FAS No. 157 for financial assets and liabilities did not have a material effect on the consolidated financial statements. The Company does not expect the adoption of FAS No. 157 for non-financial assets and liabilities to have a material impact on the consolidated financial statements.
     In February 2007, the FASB issued FAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities — Including an amendment of FASB Statement No. 115”, (“FAS 159”) which permits entities to choose to measure many financial instruments and certain other items at fair value at specified election dates. A business entity is required to report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. This statement is expected to expand the use of fair value measurement. FAS 159 is effective for financial statements issued for fiscal years beginning after July 1, 2008. The adoption of FAS No. 159 did ot have a material effect on the consolidated financial statements.
     In December 2007, the FASB issued FAS No. 141(R), “Business Combinations” (“FAS No. 141(R)”) which requires the acquiring entity in a business combination to recognize all (and only) the assets acquired and liabilities assumed in the transaction; establishes the acquisition-date fair value as the measurement objective for all assets acquired and liabilities assumed; and requires the acquirer to disclose to investors and other users all of the information they need to evaluate and understand the nature and financial effect of the business combination. FAS No. 141(R) is prospectively effective to business combinations for which the acquisition is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The impact of FAS No. 141(R) on the Company’s consolidated financial statements will be determined in part by the nature and timing of any future acquisitions completed by it.
     In December 2007, the FASB issued FAS No. 160, “Non-controlling Interests in Consolidated Financial Statements (as amended)” (“FAS 160”) which improves the relevance, comparability, and transparency of financial information provided to investors by requiring all entities to report non-controlling (minority) interests in subsidiaries in the same way as equity consolidated financial statements. Moreover, FAS No. 160 eliminates the diversity that currently exists in accounting for transactions between an entity and non-controlling interests by requiring they be treated as equity transactions. FAS No. 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008; earlier adoption is prohibited. The Company is currently evaluating the impact that FAS 160 will have on its consolidated financial statements.
     In March 2008, the FASB issued FAS No. 161, “Disclosures about Derivatives Instruments and Hedging Activities, an Amendment of FASB Statement No. 133 (“FAS 161”)”. FAS 161 requires enhanced disclosures about a company’s derivative and hedging activities. FAS 161 is effective for financial statements issued for fiscal years beginning after December 15, 2008. The Company is currently evaluating the impact of the adoption of FAS 161 and does not expect adoption to have a material impact on results of operations, cash flows or financial position.
     In April 2008, the FASB issued FASB Staff Position (FSP) FAS No. 142-3, “Determination of the Useful Life of Intangible Assets.” The FSP amends the factors an entity should consider in developing renewal or extension assumptions used in determining the useful life of recognized intangible assets under FAS No. 142, “Goodwill and Other Intangible Assets.” The FSP must be applied prospectively to intangible assets acquired after the effective date. The Company will apply the guidance of the FSP to intangible assets acquired after January 1, 2009.
4. Inventories
     Inventories consisted of the following at December 31 (in thousands):

	2008	2007
Raw material	$2,184	$2,036
Finished goods	2,538	4,927
Provision for obsolete stock	(57)	(18)

Total	$4,665	$6,945

5. Prepaid Expenses and Other Current Assets
     Prepaid expenses and other current assets at December 31 were (in thousands):

	2008	2007
Deferred costs	$—	$125
Rental, equipment and utility deposits	274	339
Deposits	158	118
Insurance	127	135
Advertising	124	166
Other	88	84

Total	$771	$967

6. Property, Plant and Equipment
     Property, plant and equipment at December 31 were (in thousands):

	2008	2007
Plant and machinery	$661	$787
Furniture, fixtures and equipment	260	215
Computers and software	754	261
Equipment acquired under capital leases	709	709
Automobiles	246	246
Leasehold improvements	610	198

Total cost	3,240	2,416
Less: accumulated depreciation and amortization	(1,062)	(350)

	$2,178	$2,066

Depreciation expense was approximately $700,000 and $330,000 for the years ended December 31, 2008 and 2007, respectively.
7. Other Accrued Liabilities
     Other accrued liabilities at December 31 were (in thousands):

	2008	2007
Accrued payroll	$782	$490
Sales tax payable	258	557
Warranty reserve	743	103
Customer deposits	718	399
Insurance premium financing	101	87
Accrued construction costs	162	212
Accrued interest payable	—	15
Other	69	200

	$2,833	$2,063

8. Stockholders’ Equity
     Issuance of common stock
     On August 28, 2008, the Company issued 6,000 shares of its common stock pursuant to a resolution of the Company’s Board of Directors, on August 20, 2008, as a gift to the children of a deceased employee. The shares were fair-valued at $1.30, the closing price of the Company’s common stock on August 20, 2008 and the Company recorded approximately $8,000 in expense related to this transaction.
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

     On June 4, 2008, the Company issued 10,000 shares of its common stock pursuant to a consulting agreement for services rendered to the Company. The shares were fair-valued at $1.50, the closing price of the Company’s common stock on June 4, 2008 and the Company recorded $15,000 in expense related to this transaction.
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
     In September 2007, we issued 50,000 shares of our common stock pursuant to the terms of a consulting agreement. The shares were fair-valued at $1.00 per share, the price of our most recent private placement since our shares were not trading publically at the time. The Company expensed $50,000 during the year ended December 31, 2007.
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
     In December 2006, the Company affected a reverse merger with Solar Power, Inc., a Nevada Corporation (formerly Welund Fund, Inc.). The Company was determined to be the accounting acquirer for purposes of recording the transaction. Prior to the reverse merger the Company’s and Solar Power, Inc., a Nevada Corporation (formerly Welund Fund, Inc.) outstanding shares of common stock totaled 14,500,000 and 17,666,667, respectively. Subsequent to the reverse merger the Company issued 100,000 shares of restricted common stock. Accordingly, the outstanding shares of the Company at December 31, 2006 consist of the sum of the shares of the Company, Solar Power, Inc., a Nevada Corporation (formerly Welund Fund, Inc.) and the shares of restricted common stock. In conjunction with the reverse merger, the Company recorded the net assets of Solar Power, Inc., a Nevada Corporation (formerly Welund Fund, Inc.), less direct transaction costs, as an increase to its additional paid in capital. The assets and liabilities of Solar Power, Inc., a Nevada Corporation (formerly Welund Fund, Inc.) consisted primarily of cash and cash equivalents of $11,214,007 and was recorded at their historical values.

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
     Assumptions used in the determination of the fair value of warrants issued using the Black-Scholes model were as follows:

				Expected	Risk-free
		Exercise	Fair-Value	Term in	interest		Dividend
	Date Issued	Price	(in thousands)	years	rate	Volatility	Yield
In conjunction with private placement	10/4/2006	$1.15	$422	5.00	4.69%	92%	0%
In settlement of an obligation	8/30/2007	$1.00	$56	5.00	4.21%	92%	0%
For services rendered	9/1/2007	$1.00	$36	5.00	4.33%	92%	0%
In conjunction with private placement	12/20/2007	$3.90	$3,113	5.00	3.39%	83%	0%
9. Income Taxes
     Loss before provision for income taxes is attributable to the following geographic locations for the years ended December 31 (in thousands):

	Years Ended December 31
	2008	2007
United States	$(11,972)	$(7,941)
Foreign	3,401	808

	$(8,571)	$(7,133)

     The provision for income taxes consists of the following (in thousands):

	Years Ended December 31
	2008	2007
Current:
Federal	$—	$—
State	3	3
Foreign	164	58

	167	61

Deferred:
Federal	—	—
State	—	—
Foreign	—	—

	—	—

Total provision for income taxes	$167	$61

     The reconciliation between the actual income tax expense and income tax computed by applying the statutory U.S. Federal income tax rate to loss before provision for income taxes for the years ended December 31 are as follows (in thousands):

	Years Ended December 31
	2008	2007
Benefit for income taxes at U.S. Federal statutory rate	$(3,001)	$(2,496)
State taxes, net of federal benefit	2	1
Foreign taxes at different rate	(1,026)	(225)
Non-deductible expenses	18	10
Valuation allowance	4,184	2,776
Other	(8)	(5)

	$169	$61

     The tax effects of temporary differences that give rise to significant portions of deferred tax assets and deferred tax liabilities at December 31 are presented below (in thousands):

	Years Ended December 31
	2008	2007
Deferred income tax assets:
Net operating loss carry forwards	$8,397	$3,858
Other temporary differences	396	303

	8,793	4,161
Valuation allowance	(8,793)	(4,161)

Total deferred income tax assets	—	—

Net deferred tax assets	$—	$—

     SFAS 109, Accounting for Income Taxes (as amended), provides for the recognition of deferred tax assets if it is more likely than not that those deferred tax assets will be realized. Management reviews deferred tax assets periodically for recoverability and makes estimates and judgments regarding the expected geographic sources of taxable income in assessing the need for a valuation allowance to reduce deferred tax assets to their estimated realizable value. Realization of our deferred tax assets is dependent upon future earnings, if any, the timing and amount of which are uncertain. Because of our lack of earnings history, the net deferred tax assets have been fully offset by a valuation allowance. The valuation allowance increased by $4.6 million and $3.1 million during the years ended December 31, 2008 and 2007, respectively. As of December 31, 2008, the Company had a net operating loss carry forward for federal income tax purposes of approximately $18.9 million, which will expire starting in year 2027. The Company had a state net operating loss carry forward of approximately $18.8 million, which will expire starting in year 2027.
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

     Hong Kong Taxation — A subsidiary of the Company is incorporated in Hong Kong and is subject to Hong Kong profits tax. The Company is subject to Hong Kong taxation on its activities conducted in Hong Kong and income arising in or derived from Hong Kong. The applicable profits tax rate for all periods is 17.5%. A provision of approximately $164,000 and $58,000 for profits tax was recorded for the years ended December 31, 2008 and 2007, respectively.
10. Stock-based Compensation
     Effective January 1, 2006, the Company adopted the provisions of Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment” (FAS 123(R)”) which requires the Company to measure the stock-based compensation costs of share-based compensation arrangements based on the grant-date fair value and recognizes the costs in the financial statements over the employee requisite service period. Stock-based compensation expense for all stock-based compensation awards granted was based on the grant-date fair value estimated in accordance with the provisions of FAS 123(R). Prior to 2006 the Company had not issued stock options or other forms of stock-based compensation.
     The following table summarizes the consolidated stock-based compensation expense, by type of awards (in thousands):

	Years Ended December 31
	2008	2007
Employee stock options	$407	$416
Restricted stock	141	125

Total stock-based compensation expense	$548	$541

     The following table summarizes the consolidated stock-based compensation by line items (in thousands):

	Years Ended December 31
	2008	2007
General and administrative	$404	$490
Sales, marketing and customer service	110	51
Engineering, design and product development	34	—

Total stock-based compensation expense	548	541
Tax effect on stock-based compensation expense	—	—

Total stock-based compensation expense after income taxes	$548	$541

Effect on net loss per share:
Basic and diluted	$0.014	$0.016

     As stock-based compensation expense recognized in the consolidated statements of operations is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures in accordance with FAS 123(R). FAS 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.
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
     Expected Volatility — Because there is minimal history of stock price returns, the Company does not have sufficient historical volatility data for its equity awards. Accordingly, the Company has chosen to use its historical volatility rates as well as rates for a publicly-traded U.S.-based direct competitor to calculate the volatility for its granted options.
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
     Assumptions used in the determination of the fair value of share-based payment awards using the Black-Scholes model were as follows:

	2008		2007
	Service-based	Performance-based	Service-based	Performance-based
Expected term	3.25 - 3.75	N/A	2.5-3.75	N/A
Risk-free interest rate	2.26 - 2.74%	N/A	3.59% - 4.92%	N/A
Volatility	75% - 87%	N/A	83% - 92%	N/A
Dividend yield	0%	N/A	0%	N/A
Equity Incentive Plan
     On November 15, 2006, subject to approval of the stockholders, the Company adopted the 2006 Equity Incentive Plan (the “Plan”) which permits the Company to grant stock options to directors, officers or employees of the Company or others to purchase shares of common stock of the Company through awards of incentive and nonqualified stock options (“Option”), stock (“Restricted Stock” or “Unrestricted Stock”) and stock appreciation rights (“SARs”). The Plan was approved by the stockholders on February 7, 2007.

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
     At December 31, 2008 there were approximately 3,612,386 shares available to be issued under the plan (9% of the outstanding shares of 37,771,325 plus outstanding warrants of 2,366,302). There were 2,670,267 options and restricted shares issued under the plan, 87,472 options exercised under the plan and 854,647 shares available to be issued.
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
     The following table summarizes the Company’s stock option activities:

		Weighted-	Weighted-
		Average	Average	Aggregate
		Exercise	Remaining	Intrinsic
		Price Per	Contractual	Value
	Shares	Share	Term	($000)
Outstanding as of January 1, 2007	1,900,000	$1.00	3.75	$760
Granted	583,900	1.10	4.11	175
Exercised	(18,750)	1.00	—	—
Forfeited	(497,917)	1.00	—	—

Outstanding December 31, 2007	1,967,233	1.03	3.88	—
Granted	618,000	1.96	4.20	—
Exercised	(68,695)	1.00	—	—
Forfeited	(159,638)	1.01	—	—

Outstanding December 31, 2008	2,356,900	1.28	3.45	—

Exercisable December 31, 2008	1,182,566	$1.12	3.24	$—

     The weighted-average grant-date fair value of options granted during 2008 and 2007 was $1.07 and $0.72, respectively. The total intrinsic value of options exercised during 2008 and 2007 was $65,000 and $52,500, respectively.

     The following table summarizes the Company’s restricted stock activities:

Shares
Outstanding as of January 1, 2007	100,000
Granted	100,000
Exercised	—
Forfeited	—

Outstanding as of December 31, 2007	200,000
Granted	113,367
Exercised	—
Forfeited	—

Outstanding as of December 31, 2008	313,367

Vested as of December 31, 2008	238,367

     Changes in the Company’s non-vested stock options are summarized as follows:

	Stock-based Options		Performance-based Options		Restricted Stock
		Weighted-Average		Weighted-Average		Weighted-Average
		Grant Date Fair		Grant Date Fair		Grant Date Fair
	Shares	Value Per Share	Shares	Value Per Share	Shares	Value Per Share
Non-vested as of January 1, 2007	1,125,000	$0.66	300,000	$0.73	75,000	$1.00
Granted	583,900	0.72	—	—	100,000	1.00
Vested	(353,441)	0.66	(50,000)	0.73	(125,000)	1.00
Forfeited	(279,167)	0.66	(150,000)	—	—	—

Non-vested as of December 31, 2007	1,076,292	0.67	100,000	0.73	50,000	1.00
Granted	618,000	1.07	—	—	113,367	1.55
Vested	(411,320)	0.66	(50,000)	0.73	(88,367)	1.54
Forfeited	(158,638)	0.70	—	—	—	—

Non-vested as of December 31, 2008	1,124,334	$0.84	50,000	$0.73	75,000	$1.20

     As of December 31, 2008, there was approximately $865,000, $33,000 and $90,000 of unrecognized compensation cost related to non-vested service-based options, performance-based options and restricted stock grants, respectively. The cost is expected to be recognized over a weighted-average of 3.0 years for service-based options and restricted stock grants and 4.0 years for performance-based options. The total fair value of shares vested during the year ended December 31, 2008 was $271,000, $37,000 and $136,000 for service-based options, performance-based options and restricted stock grants, respectively. The total fair value of shares vested during the year ended December 31, 2007 was $244,000, $37,000 and $125,000 for service-based options, performance-based options and restricted stock grants, respectively. There were no changes to the contractual life of any fully vested options during the years ended December 31, 2008 and 2007.
11. Line of Credit
     On June 25, 2007, the Company entered into an agreement with China Merchants Bank for a working capital line of credit through its wholly owned subsidiary, IAS Electronics (Shenzhen) Co., Ltd. in the amount of $6,800,000 RMB or approximately $976,000 at the rate ath the time of repayment. The term of the agreement was one year with an annual interest rate of 6.75 percent.
     The line was secured by a $1,000,000 standby letter of credit collateralized by the Company’s cash deposits. The Company did not renew this line of credit, and as a result, the letter of credit collateralizing the line was released by China Merchants Bank and the restricted cash collateral was released for use by the Company.

12. Commitments and Contingencies
     Letters of Credit — At December 31, 2008, the Company had outstanding standby letters of credit of approximately $500,825 as collateral for its capital leases. The standby letters of credit are issued for a term of one year, mature beginning in September 2009 and the Company paid one percent of the face value as an origination fee. These letters of credit are collateralized by $527,000 of the Company’s cash deposits.
     Guarantee of Performance — On August 14, 2007, Solar Power, Inc. entered into a guarantee of the financial performance for its wholly owned subsidiary, Yes! Solar, Inc. in conjunction with the submission of Yes! Solar, Inc’s. Uniform Franchise Offering Circular to the California Department of Corporations. This guarantee remains in force as of December 31, 2008.
     Operating leases — The Company leases premises under various operating leases which expire through 2012. Rental expenses under operating leases included in the statement of operations were approximately $834,000 and $502,000 for the years ended December 31, 2008 and 2007, respectively.
     The Company was obligated under operating leases requiring minimum rentals as follows (in thousands):

Years ending December 31,
2009	$626
2010	454
2011	459
2012	310

Total minimum payments	$1,849

     The Company was obligated under notes payable requiring minimum payments as follows (in thousands):

Years ending December 31,
2009	$51
2010	52
2011	44
2012	6

153
Less current portion	(50)

Long-term portion	$103

     The notes payable are collateralized by trucks used in the Company’s solar photovoltaic business, bear interest rates between 1.9% and 2.9% and are payable over sixty months.
     The Company leases certain equipment under capital leases. The leases expire from January to October 2010. The Company was obligated for the following minimum payments (in thousands):

Years ending December 31,
2009	$327
2010	216

543
Less amounts representing interest	(43)

Present value of net minimum lease payments	500
Less current portion	(292)

Long-term portion	$208

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
     The Modified Agreement between the Company and Solyndra, Inc. is a contract for the sale of photovoltaic panels intended for large flat rooftops, optimized for high energy density production produced by Solyndra for Solar Power. The Modified Agreement as amended obligates the Company to purchase a specific quantity of solar panels over the four year term of the Modified Agreement or pay a cancellation penalty of as much as $6.5 Million. In fiscal 2009, the cancellation penalty could be as much as $740,000. The final selling price to the Company is dependent upon the price that Solyndra, Inc. sells the same product to other third-party customers and is expected to decline over the term of the agreement.
     On December 13, 2007, the Company and its wholly-owned subsidiary, Yes! Solar, Inc. (“YES”) entered into a Retailer Program Agreement (the “Agreement”) with GE Money Bank to provide to YES retail customers a vehicle to finance solar systems purchased from YES. The agreement provides that the Company will provide a standby letter of credit equal to the greater of $50,000 or one percent of sales under the Agreement. A standby letter of credit in the amount of $50,000 was issued on November 14, 2007 as a condition to the execution of the Agreement. The term of the letter of credit was renewed for an additional year on November 14, 2008. As of December 31, 2008 there were no sales under this Agreement.
13. Operating Risk
     Concentrations of Credit Risk and Major Customers — A substantial percentage of the Company’s net revenue comes from sales made to a small number of customers and are typically sold on an open account basis. Details of customers accounting for 10% or more of total net sales for the years ended December 31, 2008, 2007 and 2006 are as follows (in thousands):

Customer	2008	2007
Sun Technics Ltd.	$22,706	$—
Solar Power Partners, Inc.	—	6,102
Siemens Transportation Systems	—	2,156

	$22,706	$8,258

     Details of the amounts receivable, including costs and estimated earnings in excess of billings on uncompleted contracts and billings in excess of costs and estimated earnings on uncompleted contracts, from the customers with the largest receivable balances (including all customers with accounts receivable balances of 10% or more of accounts receivable) at December 31, 2008, 2007 and 2006, respectively are (in thousands):

Customer	2008	2007
Siemens Transportation	$665	$—
Cox Enterprises	620	491
Staples Center/Nokia Theatre LA Live	585	—
Deer Park Monastery	—	554
Solar Power Partners, Inc.	—	3,680
Angels Camp RV Park	—	563
Central Park Apartments	—	204

	$1,870	$5,492

     Product Warranties — We offer the industry standard of 20 years for our solar modules and industry standard five (5) years on inverter and balance of system components. Due to the warranty period, we bear the risk of extensive warranty claims long after we have shipped product and recognized revenue. In our wire and mechanical assembly business, historically our warranty claims have not been material. In our solar photovoltaic business our greatest warranty exposure is in the form of product replacement. Until the third quarter of fiscal 2007, the Company purchased its solar panels from third-party suppliers and since the third-party warranties are consistent with industry standards we considered our financial exposure to warranty claims immaterial. During the quarter ended September 30, 2007, the Company began installing its own manufactured solar panels. In our cable, wire and mechanical assembly business our current standard product warranty for our mechanical assembly product ranges from one to five years. As a result, the Company recorded the provision for the estimated warranty exposure on these construction contracts within cost of sales. Since the Company does not have sufficient historical data to estimate its exposure, we have looked to historical data reported by other solar system installers and manufacturers. The accrual for warranty claims consisted of the following at December 31, 2008 and 207 (in thousands):

	2008	2007

Balance beginning of year	$103	$—
Provision charged to warranty expense	641	103
Less: warranty claims	(1)	—

Balance at end of year	$743	$103

14. Fair Value of Financial Instruments
     The carrying amounts of cash and cash equivalents and accounts receivable, notes receivable, prepayments, notes payable, accounts payable, accrued liabilities, accrued payroll and other payables approximate their respective fair values at each balance sheet date due to the short-term maturity of these financial instruments.
15. Geographical Information
     The Company has three reportable segments: (1) cable, wire and mechanical assemblies and processing sales (“Cable, wire and mechanical assemblies”), franchise operations and (3) photovoltaic installation, integration and solar panel sales (“Photovoltaic installation, integration and sales”). The Company’s reportable segments are strategic business units that offer different products and services. They are managed separately because each business requires different technology and marketing strategies. Most of the businesses were acquired as a unit and the management at the time of acquisition was retained.
     The accounting policies of the segments are the same as those described in the summary of significant accounting policies.
     Contributions of the major activities, profitability information and asset information of the Company’s reportable segments for the periods ended December 31, 2008 and 2007 are as follows:

	Year ended December 31, 2008			Year ended December 31, 2007
Segment (in thousands)	Net sales	Inter-segment sales	Income (loss)	Net sales	Inter-segment sales	Income (loss)

Photovoltaic installation, integration and sales	$44,670		$(8,220)	$14,744	$—	$(8,118)
Franchise operations	—		(1,010)	—		—
Cable, wire and mechanical assemblies	2,751		659	3,400	.	985

Segment total	47,421	—	(8,571)	18,144	—	(7,133)

Reconciliation to consolidated totals:
Sales eliminations	—	—	—	—	—	—

Consolidated totals

Net sales	$47,421	$—		$18,144	$—

Income before taxes			$(8,571)			$(7,133)

	Year ended December 31, 2008		Year ended December 31, 2007
Segment (in thousands)	Interest income	Interest expense	Interest income	Interest expense

Photovoltaic installation, integration and sales	$135	$(115)	$287	$(106)
Franchise operations	—	—	—	—
Cable, wire and mechanical assemblies	—	—	—	—

Consolidated total	$135	$(115)	$287	$(106)

	Year ended December 31, 2008			Year ended December 31, 2007
			Depreciation			Depreciation
	Identifiable	Capital	and	Identifiable	Capital	and
Segment (in thousands)	assets	expenditure	amortization	assets	expenditure	amortization
Photovoltaic installation, integration and sales	$15,988	$766	$685	$25,503	$1,034	$327
Franchise operations	748	—	—	—	—	—
Cable, wire and mechanical assemblies	1,059	—	15	1,506	—	3

Consolidated total	$17,795	$766	$700	$27,009	$1,034	$330

     Sales by geographic location are as follows:

	Year ended December 31, 2008				Year ended December 31, 2007
	Photovoltaic				Photovoltaic
	installation,		Cable, wire and		installation,		Cable, wire
	integration	Franchise	mechanical		integration	Franchise	and mechanical
Segment (in thousands)	and sales	operations	assemblies	Total	and sales	operations	assemblies	Total
United States	$17,430	$—	$2,239	$19,669	$14,744	$—	$2,548	$17,292
Asia	27,108	—	—	27,108	—	—	—	—
Europe	132	—	—	132	—	—	—	—
Mexico	—	—	512	$512	—	—	852	852

Total	$44,670	$—	$2,751	$47,421	$14,744	$—	$3,400	$18,144

     The location of the Company’s identifiable assets is as follows:

	Year ended	Year ended
Segment (in thousands)	December 31, 2008	December 31, 2007
United States	$12,072	$22,743
China (including Hong Kong)	5,723	4,266

Total	$17,795	$27,009

     Income tax expense by geographic location is as follows:

	Year ended	Year ended
Segment (in thousands)	December 31, 2008	December 31, 2007
China (including Hong Kong)	$164	$58
United States	3	3

Total	$167	$61

EXHIBIT INDEX

Exhibit No.	Description

2.1	Agreement and Plan of Merger dated as of January 25, 2006 between Welund Fund, Inc. (Delaware) and Welund Fund, Inc. (Nevada) (1)

2.2	Agreement and Plan of Merger by and among Solar Power, Inc., a California corporation, Welund Acquisition Corp., a Nevada corporation, and Welund Fund, Inc. a Nevada corporation dated as of August 23, 2006(2)

2.3	First Amendment to Agreement and Plan of Merger dated October 4, 2006(3)

2.4	Second Amendment to Agreement and Plan of Merger dated December 1, 2006(4)

2.5	Third Amendment to Agreement and Plan of Merger dated December 21, 2006(5)

2.6	Agreement and Plan of Merger by and between Solar Power, Inc., a California corporation and Dale Renewables Consulting, Inc., a California corporation, and James M. Underwood, Ronald H. Stickney and Todd Lindstrom, dated as of August 20, 2006, as amended by the First Amendment to Agreement and Plan of Merger dated October 31, 2006, and further amended by the Second Amendment to Agreement and Plan of Merger dated November 15, 2006(17)

2.7	Agreement of Merger by and between Solar Power, Inc., a California corporation, Dale Renewables Consulting, Inc., a California corporation, and James M. Underwood, Ronald H. Stickney and Todd Lindstrom dated November 15, 2006(17)

2.8	Agreement of Merger by and between Solar Power, Inc., a California corporation, Solar Power, Inc., a Nevada corporation and Welund Acquisition Corp., a Nevada corporation dated December 29, 2006(17)

2.9	Agreement of Merger by and between Solar Power, Inc., a Nevada corporation and Solar Power, Inc., a California corporation, dated February 14, 2007 (6)

3.1	Amended and Restated Articles of Incorporation(6)

3.2	Bylaws(6)

3.3	Specimen (17)

4.1	Form of Subscription Agreement(7)

4.2	Form of Registration Rights Agreement(7)

10.1	Share Purchase Agreement for the Purchase of Common Stock dated as of April 1, 2004, by and between Kevin G. Elmore and Mr. T. Chong Weng(8)

10.2	Share Purchase Agreement for the Purchase of Common Stock dated as of June 9, 2004, by and between Kevin G. Elmore and Liberty Associates Holdings, LLC(9)

10.3	Purchase and Servicing Agreement between Welund Fund, Inc. and Village Auto, LLC, dated March 30, 2005(10)

10.4	Demand Promissory Note issued by Paxton Energy Corp. (11)

10.5	Engagement Letter with Roth Capital Partners, dated August 29, 2006(12)

10.6	Credit Facility Agreement by and between the Company and Solar Power, Inc., a California corporation effective September 19, 2006(12)

10.7	Security Agreement by and between the Company and Solar Power, Inc., a California corporation effective September 19, 2006(12)

10.8	Secured Promissory Note issued by Solar Power, Inc., a California corporation in favor of the Company(12)

Exhibit No.	Description

10.9	First Amendment to the Credit Facility Agreement dated November 3, 2006(13)

10.10	Securities Purchase Agreement dated September 19, 2006 (12)

10.11	Registration Rights Agreement dated September 19, 2006(12)

10.12	Securities Purchase Agreement dated October 4, 2006 (14)

10.13	Registration Rights Agreement dated October 4, 2006(14)

10.14	Roth Capital Warrant(14)

10.15	Subordination Agreement by and between Steve Kircher, the Company and Solar Power, Inc., a California corporation dated August 31, 2006(14)

10.16	Addendum to Subordination Agreement dated September 6, 2006(14)

10.17	Unsecured Promissory Note for $150,000 issued by Solar Power, Inc., a California corporation in favor of the Company dated August 31, 2006(14)

10.18	Unsecured Promissory Note for $50,000 issued by Solar Power, Inc., a California corporation dated September 6, 2006(14)

10.19	Secured Promissory Note for $975,000 issued by Solar Power, Inc., a California corporation in favor of Solar Power, Inc, a Nevada corporation (formerly Welund Fund, Inc.), dated September 19, 2006(14)

10.20	Secured Promissory Note for $100,000 issued by Solar Power, Inc., a California corporation in favor of Solar Power, Inc., a Nevada corporation (formerly Welund Fund, Inc.), dated September 25, 2006(14)

10.21	Secured Promissory Note for $130,000 issued by Solar Power, Inc., a California corporation in favor of Solar Power, Inc., a Nevada corporation (formerly Welund Fund, Inc.), dated September 27, 2006(14)

10.22	Secured Promissory Note for $75,000 issued by Solar Power, Inc., a California corporation in favor of Solar Power, Inc., an Nevada corporation (formerly Welund Fund, Inc.), dated October 6, 2006(14)

10.23	Secured Promissory Note for $340,000 issued by Sola Power, Inc., a California corporation in favor of Solar Power, Inc., a Nevada corporation (formerly Welund Fund, Inc.), dated October 16, 2006(14)

10.24	Secured Promissory Note for $235,000 issued by Solar Power, Inc., a California corporation in favor of Solar Power, Inc., a Nevada corporation (formerly Welund Fund, Inc.), dated October 30, 2006(14)

10.25	Secured Promissory Note $445,000 issued by Solar Power, Inc., a California corporation in favor of Solar Power, Inc., a Nevada corporation (formerly Welund Fund, Inc.), dated November 7, 2006 (14)

10.26	Demand Note $1,446,565 issued by Solar Power, Inc., a California corporation in favor of the Company dated November 15, 2006 (14)

10.27	2006 Equity Incentive Plan (17)

10.28	Form of Nonqualified Stock Option Agreement(17)

10.29	Form of Restricted Stock Award Agreement(17)

10.30	Assignment and Interim Operating Agreement by and between Solar Power, Inc., a California corporation, Dale Stickney Construction, Inc., a California corporation, and Dale Renewables Consulting, Inc., a California corporation dated August 20, 2006(17)

10.31	Restrictive Covenant Agreement by and between Solar Power, Inc., a California corporation, Todd Lindstrom, James M. Underwood and Ronald H. Stickney dated November 15, 2006(17)

10.32	Receivables and Servicing Rights Purchase and Sale Agreement by and between the Company and Village Auto, LLC a California limited liability company dated December 29, 2006(15)

Exhibit No.	Description
10.33	Contract Revenues Agreement by and between Sundance Power, LLC, a Colorado limited liability company and Solar Power, Inc., a California corporation, dated September 5, 2006(18)

10.34	Agreement for Sale of Photovoltaic Panels to Solar Power, Inc. dated February 19, 2007 (19)

10.35	First Amendment to Agreement for Sale of Photovoltaic Panels dated July 24, 2008 (19)

14.1	Code of Ethics (20)

16.1	Letter of Hansen Barnett & Maxwell(16)

21.1	List of Subsidiaries(18)

23	Consent of Independent Registered Accounting Firm*

31.1	Rule 13(a) — 14(a)/15(d) — 14(a) Certification (Principal Executive Officer)*

31.2	Rule 13(a) — 14(a)/15(d) — 14(a) Certification (Principal Financial Officer)*

32	Section 1350 Certifications*
Footnotes to Exhibits Index

*	Filed herewith

(1)	Incorporated by reference to Form 8-K filed with the SEC on February 3, 2006.

(2)	Incorporated by reference to Form 8-K filed with the SEC on August 29, 2006.

(3)	Incorporated by reference to Form 8-K filed with the SEC on October 6, 2006.

(4)	Incorporated by reference to Form 8-K filed with the SEC on December 6, 2006.

(5)	Incorporated by reference to Form 8-K filed with the SEC on December 22, 2006.

(6)	Incorporated by reference to Form 8-K filed with the SEC on February 20, 2007.

(7)	Incorporated by reference to Form 10-QSB filed with the SEC on August 14, 2006.

(8)	Incorporated by reference to Form 8-K filed with the SEC on April 2, 2004.

(9)	Incorporated by reference to Form 8-K filed with the SEC on June 18, 2004.

(10)	Incorporated by reference to Form 10-QSB filed with the SEC on May 24, 2005.

(11)	Incorporated by reference to Form 10-QSB filed with the SEC on November 14, 2005.

(12)	Incorporated by reference to Form 8-K filed with the SEC on September 25, 2006

(13)	Incorporated by reference to Form 8-K filed with the SEC on November 7, 2006.

(14)	Incorporated by reference to Form 10-QSB filed with the SEC on November 20, 2006.

(15)	Incorporated by reference to Form 8-K filed with the SEC on January 8, 2007.

(16)	Incorporated by reference to Form 8-K filed with the SEC on January 8, 2007 (disclosing change in auditors).

(17)	Incorporated by reference to the Form SB-2 filed with the SEC on January 17, 2007.

(18)	Incorporated by reference to the Pre-Effective Amendment No. 1 to Form SB-2 filed with the SEC on March 6, 2007.

(19)	Incorporated by reference to Form 8-K filed with the SEC on July 30, 2008

(20)	Incorporated by reference to From 10KSB filed with the SEC on April 16, 2007