Form 10-Q
period 2009-03-31
Solar Power, Inc.
filed 2009-05-14
CIK 1210618

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10-Q

☑	Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2009

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
Indicate by check mark whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑     No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☐ Yes      ☐ No
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐     No ☑
State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 37,933,826 shares of $0.0001 par value common stock outstanding as of May 13, 2009.

PART I
FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
SOLAR POWER, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands except for share data)

	As of	As of December
	March 31, 2009	31, 2008
	(unaudited)	(audited)

ASSETS
Current assets:
Cash and cash equivalents	$1,907	$5,915
Accounts receivable, net of allowance for doubtful accounts of $275 and $49 at March 31, 2009 and December 31, 2008, respectively	4,705	3,010
Costs and estimated earnings in excess of billings on uncompleted contracts	298	294
Inventories, net	5,606	4,665
Prepaid expenses and other current assets	817	771
Restricted cash	527	527

Total current assets	13,860	15,182

Goodwill	435	435
Restricted cash	273	—
Property, plant and equipment, net	1,978	2,178

Total assets	$16,546	$17,795

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$5,796	$3,916
Accrued liabilities	2,634	3,058
Income taxes payable	248	248
Billings in excess of costs and estimated earnings on uncompleted contracts	37	160
Loans payable and capital lease obligations	339	342

Total current liabilities	9,054	7,724
Loans payable and capital lease obligations, net of current portion	228	311
Deferred revenue	155	125

Total liabilities	9,437	8,160

Commitments and contingencies	—	—

Stockholders’ equity
Preferred stock, par $0.0001, 20,000,000 shares authorized, none issued and outstanding at March 31, 2009 and December 31, 2008	—	—
Common stock, par $0.0001, 100,000,000 shares authorized 37,933,826 and 37,771,325 shares issued and outstanding at March 31, 2009 and December 31, 2008, respectively	4	4
Additional paid in capital	28,192	28,029
Accumulated other comprehensive loss	(221)	(222)
Accumulated deficit	(20,866)	(18,176)

Total stockholders’ equity	7,109	9,635

Total liabilities and stockholders’ equity	$16,546	$17,795

The accompanying notes are an integral part of these condensed financial statements

SOLAR POWER, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands except for share data)

	For the Three Months Ended
	March 31, 2009	March 31, 2008
	(unaudited)	(unaudited)

Net sales	$5,781	$5,833
Cost of goods sold	5,148	5,800

Gross profit	633	33

Operating expenses:
General and administrative	2,302	2,145
Sales, marketing and customer service	798	549
Engineering, design and product management	206	126

Total operating expenses	3,306	2,820

Operating loss	(2,673)	(2,787)

Other income (expense), net
Interest expense	(12)	(27)
Interest income	3	39
Other expense, net	(5)	—

Total other income (expense), net	(14)	12

Loss before income taxes	(2,687)	(2,775)

Income tax expense	3	3

Net loss	$(2,690)	$(2,778)

Net loss per common share:
Basic and diluted	$(0.07)	$(0.07)

Weighted average number of common shares used in computing basic and diluted per share amounts	37,913,965	37,594,538

The accompanying notes are an integral part of these condensed financial statements

SOLAR POWER, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	March 31,	March 31,
	2009	2008
	(unaudited)	(unaudited)

Cash flows from operating activities:
Net loss	$(2,690)	$(2,778)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	213	154
Stock-based compensation expense	163	101
Bad debt expense	226	7
Changes in operating assets and liabilities:
Accounts receivable	(1,921)	(3,485)
Costs and estimated earnings in excess of billings on uncompleted contracts	(4)	626
Inventories	(941)	459
Prepaid expenses and other current assets	16	(141)
Accounts payable	1,880	130
Billings in excess of costs and estimated earnings on uncompleted contracts	(123)	3
Deferred revenue	30	—
Accrued liabilities	(484)	(991)

Net cash used in operating activities	(3,635)	(5,915)
Cash flows from investing activities:
Acquisitions of property, plant and equipment	(15)	(78)

Net cash used in investing activities	(15)	(78)
Cash flows from financing activities:
Proceeds from issuance of common stock	—	69
Costs related to share registration	—	(10)
Restricted cash collateralizing letters of credit and ACH transactions	(273)	457
Principal payments on notes and capital leases payable	(86)	(84)
Net proceeds from line of credit	—	38

Net cash (used in) provided by financing activities	(359)	470

Decrease in cash and cash equivalents	(4,009)	(5,523)
Cash and cash equivalents at beginning of period	5,915	6,840
Effect of exchange rate changes on cash	1	—

Cash and cash equivalents at end of period	$1,907	$1,317

The accompanying notes are an integral part of these condensed financial statements

SOLAR POWER, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	March 31,	March 31,
	2009	2008
	(unaudited)	(unaudited)

Supplemental disclosure of cash flow information:
Cash paid for interest	$12	$27

Cash paid for income taxes	$3	$8

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
     Our revenue was derived from the sale, installation and integration of photovoltaic systems, sales from our manufactured solar panels and related hardware and cable, wire and mechanical assemblies.
Basis of Presentation
     The accompanying condensed consolidated financial statements are unaudited and have been prepared in accordance with generally accepted accounting principles for interim financial information. They should be read in conjunction with the financial statements and related notes to the financial statements of Solar Power, Inc. for the years ended December 31, 2008 and 2007 appearing in the Company’s Form 10-K filed with the Securities and Exchange Commission on March 24, 2009. The March 31, 2009 and 2008 unaudited interim condensed consolidated financial statements on Form 10-Q have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) for smaller reporting companies. Certain information and note disclosures normally included in the annual financial statements on Form 10-K have been condensed or omitted pursuant to those rules and regulations, although the Company’s management believes the disclosures made are adequate to make the information presented not misleading. In the opinion of management, all adjustments, consisting of normal recurring accruals, necessary for a fair presentation of the results of operation for the interim periods presented have been reflected herein. The results of operations for the interim periods are not necessarily indicative of the results to be expected for the entire year.
     The consolidated financial statements include the accounts of Solar Power, Inc., and its subsidiaries. Intercompany balances, transactions and cash flows are eliminated on consolidation.
2. Summary of Significant Accounting Policies
     Cash and cash equivalents — Cash and cash equivalents include cash on hand, cash accounts and interest bearing savings accounts. At times, cash balances may be in excess of FDIC insurance limits. The Company has not experienced any losses with respect to bank balances in excess of government provided insurance. At March 31, 2009 and December 31, 2008, the Company held approximately $2,447,000 and $5,213,000 in bank balances in excess of the insurance limits.
     Inventories — Beginning on January 1, 2009, inventories are stated at the lower of cost or market, determined by the first in first out cost method. Prior to January 1, 2009, inventories were determined using the weighted average cost method. The conversion to first in first out cost method had no material effect on the financial statements. Work-in-progress and finished goods inventories consist of raw materials, direct labor and overhead associated with the manufacturing process. Provisions are made for obsolete or slow-moving inventory based on management estimates. Inventories are written down based on the difference between the cost of inventories and the net realizable value based upon estimates about future demand from customers and specific customer requirements on certain projects.
     Anti-dilutive Shares — SFAS No. 128, “Earnings Per Share,” provides for the calculation of basic and diluted earnings per share. Basic earnings per share is computed by dividing income attributable to common shareholders by the weighted-average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution of securities by adding other common stock equivalents, including common stock options, warrants, and restricted common stock, in the weighted average number of common shares outstanding for a period, if dilutive. Potentially dilutive securities are excluded from the computation if their effect is anti-dilutive. For the three months ended March 31, 2009 and 2008 5,130,202 and 2,709,991 shares of common stock equivalents, respectively were excluded from the computation of diluted earnings per share, since their effect would be anti-dilutive.

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
     Franchise Operations — The Company began selling franchise territories in fiscal 2008. The Company did not recognize any franchise revenue in its fiscal 2008 financial statements or in its interim financial statements for the three months ended March 31, 2009. The Company has adopted the provisions of Statement of Financial Accounting Standards No. 45 (as amended) “Accounting for Franchise Fee Revenue” (“SFAS 45”) which requires that revenue shall be recognized when all the material services or conditions relating to the sale have been substantially met. The Company has determined that when the franchisee places its first order for a solar installation all the material services or conditions will be deemed to have been met. At March 31, 2009 the Company had $155,000 of deferred revenue and $200,000 in inventory deposits included in its financial statements from franchisees. Deferred revenue and deposits as of December 31, 2008 were reclassified to conform to the current period presentation.

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
     Allowance for doubtful accounts — The Company regularly monitors and assesses the risk of not collecting amounts owed to the Company by customers. This evaluation is based upon a variety of factors including: an analysis of amounts current and past due along with relevant history and facts particular to the customer. It requires the Company to make significant estimates, and changes in facts and circumstances could result in material changes in the allowance for doubtful accounts. At March 31, 2009 and December 31, 2008 the Company has recorded an allowance of approximately $275,000 and $49,000, respectively.
     Stock-based compensation — The Company accounts for stock-based compensation under the provisions of Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment.” (SFAS No. 123(R)”) which requires the Company to measure the stock-based compensation costs of share-based compensation arrangements based on the grant-date fair value and generally recognizes the costs in the financial statements over the employee requisite service period. Stock-based compensation expense for all stock-based compensation awards granted was based on the grant-date fair value estimated in accordance with the provisions of SFAS No. 123(R).
     Shipping and handling cost — Shipping and handling costs related to the delivery of finished goods are included in cost of goods sold. During the three months ended March 31, 2009 and 2008, shipping and handling costs expensed to cost of goods sold were approximately $83,000 and $139,000, respectively.
     Advertising costs — Costs for newspaper, television, radio, and other media and design are expensed as incurred. The Company expenses the production costs of advertising the first time the advertising takes place. The costs for this type of advertising were approximately $49,000 and $100,000 during the three months ended March 31, 2009 and 2008, respectively.
     Product warranties — We offer the industry standard of 20 years for our solar modules and industry standard five (5) years on inverter and balance of system components. Due to the warranty period, we bear the risk of extensive warranty claims long after we have shipped product and recognized revenue. In our cable, wire and mechanical assemblies business, historically our warranty claims have not been material. In our solar photovoltaic business our greatest warranty exposure is in the form of product replacement. Until the third quarter of fiscal 2007, the Company purchased its solar panels from third-party suppliers and since the third-party warranties are consistent with industry standards we considered our financial exposure to warranty claims immaterial. Certain photovoltaic construction contracts entered into during the year ended December 31, 2007 included provisions under which the Company agreed to provide warranties to the buyer, and during the quarter ended September 30, 2007, the Company began installing its own manufactured solar panels. As a result, the Company recorded the provision for the estimated warranty exposure on these contracts within cost of sales. Since the Company does not have sufficient historical data to estimate its exposure, we have looked to historical data reported by other solar system installers and manufacturers. In our cable, wire and mechanical assemblies business our current standard product warranty for our mechanical assembly product ranges from one to five years. The Company has provided a warranty reserve of approximately $74,000 and $86,000 for the three months ended March 31, 2009 and 2008, respectively.
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

FIN 48 outlines a two step approach in accounting for uncertain tax positions. First is recognition, which occurs when the Company concludes that a tax position is more likely than not to be sustained upon examination based solely on its technical merits. FIN 48 specifically prohibits the use of a valuation allowance as a substitute for de-recognition of tax positions. Second is measurement. Only after a tax position passes the first step of recognition will measurement be required. Under the measurement step, the tax benefit is measured as the largest amount of benefit that is more likely than not to be realized upon ultimate settlement. This is determined on a cumulative probability basis. The phrase “more likely than not” has the same meaning under FIN 48 as it does under Financial Accounting Standards Board Statement No 109 “Accounting for Income Taxes” (“FAS 109”) (i.e. a likelihood of occurrence greater than 50 percent).
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
     Gains and losses resulting from the translation of transactions denominated in foreign currencies are included in income.
     Aggregate net foreign currency transaction losses included in the income statement was approximately $2,000 for the three months ended March 31, 2009 and net foreign currency transaction gain included in the income statement was approximately $137,000 for the three months ended March 31, 2008.
     Comprehensive income (loss) — Statement of Financial Accounting Standards No. 130, “Reporting Comprehensive Income,” establishes standards for reporting comprehensive income and its components in a financial statement that is displayed with the same prominence as other financial statements.
     Comprehensive income, as defined, includes all changes in equity during the period from non-owner sources. Examples of items to be included in comprehensive income, which are excluded from net income, include foreign currency translation adjustments and unrealized gain (loss) of available-for-sale securities. For the three months ended March 31, 2009 and 2008, comprehensive loss was $2,689,000, composed of a net loss of approximately $2,690,000 and a foreign currency translation gain of $1,000. For the three months ended March 31, 2008, comprehensive loss was $2,800,000, composed of a net loss of approximately $2,778,000 and a foreign currency translation loss of $22,000, respectively.
     Post-retirement and post-employment benefits — The Company’s subsidiaries which are located in the People’s Republic of China contribute to a state pension scheme on behalf of its employees. The Company recorded approximately $20,000 and $13,000 in expense related to its pension contributions for the three months ended March 31, 2009 and 2008, respectively. Neither the Company nor its subsidiaries provide any other post-retirement or post-employment benefits.
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
3. Recently Issued Accounting Pronouncements
     In March 2008, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 161, “Disclosures about Derivatives Instruments and Hedging Activities, an Amendment of FASB Statement No. 133 (“SFAS No. 161”)”. SFAS No. 161 requires enhanced disclosures about a company’s derivative and hedging activities. SFAS No. 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. The adoption of SFAS No. 161 did not have a material impact on results of operations, cash flows or financial position.

     In April 2008, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position (FSP) FAS No. 142-3, “Determination of the Useful Life of Intangible Assets.” The FSP amends the factors an entity should consider in developing renewal or extension assumptions used in determining the useful life of recognized intangible assets under SFAS No. 142, “Goodwill and Other Intangible Assets.” The FSP must be applied prospectively to intangible assets acquired after the effective date. The Company will apply the guidance of the FSP to intangible assets acquired after January 1, 2009. For the three months ended March 31, 2009, there were no intangible assets acquired. The Company does not expect adoption to have a material impact on its financial position, results of operations, or cash flows.
     In June 2008, the FASB ratified EITF Issue 07-5 (EITF 07-5), “Determining Whether an Instrument (or an Embedded Feature) Is Indexed to an Entity’s Own Stock.” EITF 07-5 provides that an entity should use a two step approach to evaluate whether an equity-linked financial instrument (or embedded feature) is indexed to its own stock, including evaluating the instrument’s contingent exercise and settlement provisions. It also clarifies on the impact of foreign currency denominated strike prices and market-based employee stock option valuation instruments. EITF 07-5 is effective for fiscal years beginning after December 15, 2008, and interim periods within those years. The adoption of EITF 07-5 did not have a material effect on our consolidated financial statements.
     In May 2009, the FASB Staff Position No. APB 14-1 “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement)” FASB Staff Position No. APB 14-1 clarifies that convertible debt instruments that may be settled in cash upon conversion (including partial cash settlement) are not addressed by paragraph 12 of APB Opinion No. 14, Accounting for Convertible Debt and Debt Issued with Stock Purchase Warrants. Additionally, this FSP specifies that issuers of such instruments should separately account for the liability and equity components in a manner that will reflect the entity’s nonconvertible debt borrowing rate when interest cost is recognized in subsequent periods. This FSP is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. The adoption of APB 14-1 did not have a material effect on our consolidated financial statements.
4. Inventories
     Inventories consisted of the following (in thousands):

	March 31, 2009	December 31, 2008
	(unaudited)	(audited)

Raw material	$2,821	$2,184
Finished goods	2,842	2,538
Provision for obsolete stock	(57)	(57)

	$5,606	$4,665

5. Prepaid Expenses and Other Current Assets
     Prepaid expenses and other current assets consisted of the following (in thousands):

	March 31, 2009	December 31, 2008
	(unaudited)	(audited)

Rental, equipment and utility deposits	$257	$274
Supplier deposits	178	158
Insurance	63	127
Advertising	117	124
Other	202	88

	$817	$771

6. Property, Plant and Equipment
     Property, plant and equipment consisted of the following (in thousands):

	March 31, 2009	December 31, 2008
	(unaudited)	(audited)

Plant and machinery	$667	661
Furniture, fixtures and equipment	346	260
Computers and software	676	754
Equipment acquired under capital leases	709	709
Automobiles	246	246
Leasehold improvements	609	610

Total cost	3,253	3,240
Less: accumulated depreciation	(1,275)	(1,062)

	$1,978	$2,178

     Depreciation expense for the three months ended March 31, 2009 and 2008 was approximately $213,000 and $154,000, respectively.
7. Accrued Liabilities
     Accrued liabilities consisted of the following (in thousands):

	March 31, 2009	December 31, 2008
	(unaudited)	(audited)

Accrued payroll and related costs	$534	$782
Sales tax payable	61	258
Warranty reserve	817	743
Customer deposits	1,032	943
Insurance premium financing	61	101
Accrued construction costs	—	162
Other	129	69

	$2,634	$3,058

8. Stockholders’ Equity
     On January 12, 2009, the Company issued 162,501 shares of its common stock to its independent directors, under the Company’s 2006 Equity Incentive plan, for fiscal 2009. The shares were fair valued at $0.60 per share, the closing price of the Company’s common stock on January 2, 2009, the date of grant.
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
10. Stock-based Compensation
     The Company accounts for stock compensation expense under the provisions of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment.” (“FAS 123(R)”) which requires the Company to measure the stock-based compensation costs of share-based compensation arrangements based on the grant-date fair value and recognizes the costs in the financial statements over the employee requisite service period. Stock-based compensation expense for all stock-based compensation awards granted was based on the grant-date fair value estimated in accordance with the provisions of FAS 123(R).

     The following table summarizes the consolidated stock-based compensation expense, by type of awards for the three months ended March 31, 2009 and 2008 (in thousands):

	Three	Three
	Months	Months
	Ended	Ended
	March 31,	March 31,
	2009	2008
Employee stock options	$114	$101
Stock grants	49	—

Total stock-based compensation expense	$163	$101

     The following table summarizes the consolidated stock-based compensation by line item for the three months ended March 31, 2009 and 2008 (in thousands):

	Three	Three
	Months	Months
	Ended	Ended
	March 31,	March 31,
	2009	2008
General and administrative	$120	$89
Sales, marketing and customer service	34	12
Engineering, design and product management	9	—

Total stock-based compensation expense	163	101
Tax effect on stock-based compensation expense	—	—

Total stock-based compensation expense after taxes	$163	$101

Effect on net loss per share: basic and diluted	$0.00	$0.00

     As stock-based compensation expense recognized in the consolidated statements of operations is based on awards ultimately expected to vest, FAS No. 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. The Company estimated its forfeiture rate at 7.8% and 7.5% for the three months ended March 31, 2009 and 2008, respectively.
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

     Expected Volatility — The Company used the historical volatility of the price of its common shares.
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
     During the three months ended March 31, 2009, the Company granted 414,500 service-based options fair-valued between $0.37 and $0.46 using the Black-Scholes-Merton model and 162,501 restricted stock grants fair-valued at $0.60 using the closing price of the Company’s common stock at the date of grant. The vesting of the service-based option will occur over a four-year period beginning one year from the date of grant. During the three months ended March 31, 2008, the Company granted 300,000 service-based options fair-valued between $1.41 and $1.50. The Company recorded approximately $163,000 and $101,000 in stock-based compensation expense related to these grants during the three months ended March 31, 2009 and 2008, respectively.
     Assumptions used in the determination of the fair value of share-based payment awards using the Black-Scholes-Merton model for stock option grants during the three months ended March 31, 2009 and 2008 were as follows:

	2009	2008
	Service-based	Service-based
Expected term	3.75	3.25-3.75
Risk-free interest rate	1.72%	2.74%
Volatility	88%	75%
Dividend yield	0%	0%
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
     At March 31, 2009 there were approximately 3,627,012 shares available to be issued under the plan (9% of the outstanding shares of 37,933,826 plus outstanding warrants of 2,366,302). There were 3,287,335 options and restricted shares issued under the Plan, 87,445 options have been exercised and 252,232 shares are available to be issued.
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

     The following table summarizes the Company’s stock option activities for the year ended December 31, 2008 and the three months ended March 31, 2009:

		Weighted-	Weighted-
		Average	Average	Aggregate
		Exercise	Remaining	Intrinsic
		Price Per	Contractual	Value
	Shares	Share	Term	($000)

Outstanding January 1, 2008	1,967,233	1.03	3.88	—
Granted	618,000	1.96	4.20	—
Exercised	(68,695)	1.00	—	—
Forfeited	(159,638)	1.01	—	—

Outstanding December 31, 2008	2,356,900	1.28	3.61	—
Granted	414,500	0.74	5.00	—
Exercised	—	—	—	—
Forfeited	(7,500)	1.00	—	—

Outstanding March 31, 2009	2,763,900	$1.20	3.48	$—

Exercisable March 31, 2009	1,257,566	$1.25	2.99	$—

     The weighted-average grant-date fair value of options granted during the three months ended March 31, 2009 and 2008 was $0.42 and $1.44, respectively.
     The following table summarizes the Company’s restricted stock activities:

Shares
Outstanding as of January 1, 2008	200,000
Granted	113,367
Exercised	—
Forfeited	—

Outstanding as of December 31, 2008	313,367
Granted	162,501
Exercised	—
Forfeited	—

Outstanding as of March 31, 2009	475,868

Vested as of March 31, 2009	400,868

     Changes in the Company’s non-vested stock options are summarized as follows:

	Service-based Options		Performance-based Options		Restricted Stock
						Weighted-
		Weighted-Average		Weighted-Average		Average Grant
		Grant Date Fair		Grant Date Fair		Date Fair Value
	Shares	Value Per Share	Shares	Value Per Share	Shares	Per Share

Non-vested as of January 1, 2008	1,076,292	$0.67	100,000	$0.73	50,000	$1.00
Granted	618,000	1.07	—	—	113,367	1.55
Vested	(411,320)	0.66	(50,000)	—	(88,367)	1.54
Forfeited	(158,638)	0.70	—	—	—	—

Non-vested as of December 31, 2008	1,124,334	0.84	50,000	0.73	75,000	1.20
Granted	414,500	0.42	—		162,501	0.60
Vested	(75,000)	1.44	—		(162,501)	0.60
Forfeited	(7,500)	1.00	—		—	—

Non-vested as of March 31, 2009	1,456,334	$1.03	50,000	$0.73	75,000	$1.20

     As of March 31, 2009, there was approximately $868,000, $24,000 and $141,000 of unrecognized compensation cost related to non-vested service-based options, performance-based options and restricted stock grants, respectively. The cost is expected to be recognized over a weighted-average of 2.5 years for service-based options and restricted stock grants and 1.0 years for performance-based options. During the three months ended March 31, 2009 there were no changes to the contractual life of any fully vested options.
11. Commitments and Contingencies
     Letters of Credit — At March 31, 2009, the Company had outstanding standby letters of credit of approximately $501,000 as collateral for its capital lease and a retailer program agreement. The standby letters of credit are issued for a term of one year, maturing in September and November 2009. Our bank has restricted approximately $527,000 of our cash as collateral for these letters of credit.
     Guarantee of Performance — The Company has entered into a guarantee of the financial performance for its wholly owned subsidiary, Yes! Solar, Inc. (“Yes”) in conjunction with the submission of Yes! Solar, Inc’s. Uniform Franchise Disclosure Document (UFDD) to the California Department of Corporations.
     Financing Agreement — On December 13, 2007, the Company and its wholly-owned subsidiary, Yes entered into a Retailer Program Agreement (the “Agreement”) with GE Money Bank to provide to Yes retail customers a vehicle to finance solar systems purchased from YES. The agreement provides that the Company will provide a standby letter of credit equal to the greater of $50,000 or one percent of sales under the Agreement. A standby letter of credit in the amount of $50,000 was issued on November 14, 2007 as a condition to the execution of the Agreement. The term of the letter of credit is for one year. As of March 31, 2009 there have been no sales under this Agreement.
     Operating leases — The Company leases premises under various operating leases. Rental expense under operating leases included in the statement of operations was approximately $195,000 and $182,000 for the three months ended March 31, 2009 and 2008, respectively.
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
     Restricted Cash — On March 25, 2009, our bank restricted an additional $273,000 as collateral for Automatic Clearing House transactions related to our franchise operations.
12. Operating Risk
     Concentrations of Credit Risk and Major Customers - A substantial percentage of the Company’s net revenue comes from sales made to a small number of customers and are typically sold on open account basis. Details of customers accounting for 10% or more of total net sales for the three months ended March 31, 2009 and 2008, respectively is as follows (in thousands):

Customer	2009	2008

Conergy	$2,779	$—
IX Energy	$—	$4,500

     Details of customers representing 10% or more of accounts receivable balances and costs and estimated earnings in excess of billings on uncompleted contracts at March 31, 2009 and 2008, respectively are (in thousands):

Customer	2009	2008

Conergy	$2,780	$—
IX Energy	—	4,500
Solar Power Partners	—	2,450
     Product Warranties — We offer the industry standard of 20 years for our solar modules and industry standard five (5) years on inverter and balance of system components. Due to the warranty period, we bear the risk of extensive warranty claims long after we have shipped product and recognized revenue. In our cable, wire and mechanical assemblies business, historically our warranty claims have not been material. In our solar photovoltaic business our greatest warranty exposure is in the form of product replacement. Until the third quarter of fiscal 2007, the Company purchased its solar panels from third-party suppliers and since the third-party warranties are consistent with industry standards we considered our financial exposure to warranty claims immaterial. Certain photovoltaic construction contracts entered into during the year ended December 31, 2007 included provisions under which the Company agreed to provide warranties to the buyer, and during the quarter ended September 30, 2007, the Company began installing its own manufactured solar panels. As a result, the Company recorded the provision for the estimated warranty exposure on these contracts within cost of sales. Since the Company does not have sufficient historical data to estimate its exposure, we have looked to historical data reported by other solar system installers and manufacturers. In our cable, wire and mechanical assemblies business our current standard product warranty for our mechanical assembly product ranges from one to five years. The Company has provided a warranty reserve of approximately $74,000 and $86,000 for the three months ended March 31, 2009 and 2008, respectively.
13. Fair Value of Financial Instruments
     The fair value of financial instrument is the amount at which the instrument could be exchanged in an orderly transaction between market participants to sell the asset or transfer the liability. In accordance with SAS No. 157 Fair Value Measurements, the Company uses fair value measurements based on quoted prices in active markets for identical assets or liabilities (Level 1), significant other observable inputs (Level 2) or unobservable inputs for assts or liabilities (Level 3), depending on the nature of the item being valued. The following disclosure are made in accordance with FASB Staff Position (FSP) FAS 107-1, Interim Disclosures about Fair Value of Financial Instruments.
     The carrying amounts of cash and cash equivalents and accounts receivable, prepaid expenses and other current assets, loans payable and capital lease obligations, accounts payable and accrued liabilities, approximate their respective fair values at each balance sheet date due to the fixed interest rates of these financial instruments.
14. Geographical Information
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

     Contributions of the major activities, profitability information and asset information of the Company’s reportable segments for the three months ended March 31, 2009 and 2008 are as follows:

	For the Three Months Ended March 31, 2009			For the Three Months Ended March 31, 2008
		Inter-segment			Inter-segment
Segment (in thousands)	Net sales	sales	Income (loss)	Net sales	sales	Income (loss)

Photovoltaic installation, integration and sales	$5,138	$—	$(2,630)	$5,374	$—	$(2,761)
Franchise operations	—	—	(362)	—		(144)
Cable, wire and mechanical assemblies	643	—	305	459	.	130

Segment total	5,781	—	(2,687)	5,833	—	(2,775)

Reconciliation to consolidated totals:
Sales eliminations	—	—	—	—	—	—

Consolidated totals

Net sales	$5,781	$—		$5,833	$—

Income before taxes			$(2,687)			$(2,775)

	For Three Months Ended March		For Three Months Ended March
	31, 2009		31, 2008
Interest income and expense by segment are as	Interest	Interest		Interest
follows (in thousands):	income	expense	Interest income	expense

Photovoltaic installation, integration and sales	$3	$12	$39	$27
Franchise operations	—	—	—	—
Cable, wire and mechanical assemblies	—	—	—	—

Consolidated total	$3	$12	$39	$27

	March 31, 2009			March 31, 2008
			Depreciation			Depreciation
The Company’s identifiable assets by segment	Identifiable	Capital	and	Identifiable	Capital	and
are as follows (in thousands):	assets	expenditure	amortization	assets	expenditure	amortization

Photovoltaic installation, integration and sales	$14,511	$15	$210	$21,956	$78	$150

Franchise operations	323	—	—	298	—	—

Cable, wire and mechanical assemblies	1,622	—	3	1,304	—	4

Consolidated total	$16,456	$15	$213	$23,558	$78	$154

	For the Three Months Ended March 31, 2009				For the Three Months Ended March 31, 2008
	Photovoltaic		Cable, wire		Photovoltaic		Cable, wire
Sales by geographic	installation,		and		installation,		and
location are as follows (in	integration and	Franchise	mechanical		integration	Franchise	mechanical
thousands):	sales	operations	assemblies	Total	and sales	operations	assemblies	Total

United States	$1,114	$—	$567	$1,681	$5,374	$—	$338	$5,712

Asia	2,779	—	—	2,779	—	—	—	—

Europe	1,245	—	—	1,245	—	—	—	—

Mexico	—	—	76	76	—	—	121	121

Total	$5,138	$—	$643	$5,781	$5,374	$—	$459	$5,833

Location of the Company’s identifiable assets by
geographic location are as follows (in thousands):	March 31, 2009	March 31, 2008

United States	$10,878	$17,938

China (including Hong Kong)	5,668	5,620

Total	$16,546	$23,558

Income tax expense by geographic location is as
	Three Months Ended	Three Months Ended
follows (in thousands):	March 31, 2009	March 31, 2008

United States	$3	$3
China (including Hong Kong)	—	—

Total	$3	$3

Item 2.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Factors That May Affect Future Results
     This Current Report on Form 10-Q and other written reports and oral statements made from time to time by the Company may contain so-called “forward-looking statements,” all of which are subject to risks and uncertainties. One can identify these forward-looking statements by their use of words such as “expects,” “plans,” “will,” “estimates,” “forecasts,” “projects” and other words of similar meaning. One can identify them by the fact that they do not relate strictly to historical or current facts. These statements are likely to address the Company’s growth strategy, financial results and product and development programs. One must carefully consider any such statement and should understand that many factors could cause actual results to differ from the Company’s forward-looking statements. These factors include inaccurate assumptions and a broad variety of other risks and uncertainties, including some that are known and some that are not. No forward-looking statement can be guaranteed and actual future results may vary materially. The Company does not assume the obligation to update any forward-looking statement. One should carefully evaluate such statements in light of factors described in the Company’s filings with the SEC, especially on Forms 10-K. In various filings the Company has identified important factors that could cause actual results to differ from expected or historic results. One should understand that it is not possible to predict or identify all such factors. Consequently, the reader should not consider any such list to be a complete list of all potential risks or uncertainties.
     The following discussion is presented on a consolidated basis, and analyzes our financial condition and results of operations for the three months ended March 31, 2009 and 2008.
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
     YES is engaged in the sale and administration of our franchise operations. In March 2008, the Company entered into its first franchise sale agreement. As of March 31, 2009, YES had completed franchise sales of six franchise territories.
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

     Management is considering the impact of the following industry trends as they impact the manufacturing of complete photovoltaic systems and planned business model:
•	Solar cell pricing trends around the world: Recently the key material in the production of solar cells (silicon) has been decreasing in price due to the global financial crisis. Solar cells are the major component cost in a photovoltaic module. The Company has responded by seeking longer-term supply agreements for solar cells at current market rates. To date the Company has entered into one long-term supply agreement for solar cells at which the price is fixed, but there is no financial commitment on the part of the Company to take delivery of cells. Our intent is to secure ample solar cell supply to meet our growth needs and to avoid the risk of long-term contract pricings with suppliers whose products are expected to see a decline in the average selling price. Industry experts believe that additional planned expansion of silicon processing factories coming on line will produce enough raw materials to create an oversupply on projected demand. Failure to effectively manage our supply will hinder our expected growth and our component costs may have an adverse affect on the Company’s profitability.

•	Government subsidies: Federal and State subsidies relating directly to solar installations are an important factor in the planned growth of the solar industry. These subsidies are very important to growing the market for photovoltaic systems because they provide a significant economic incentive to all buyers. Without these incentives, industry growth would likely stall. These regulations are constantly being amended and will have a direct effect on our rollout of our planned franchise network among those states that offer superior incentives to the solar industry.

•	Global economic conditions: While there has been deterioration in the global economic condition of the financial markets, affecting most segments of industry and commerce, the Company is positioned in the renewable energy segment which remains strong. Since our customers may depend on financial markets for financing of solar installations, the Company is responding by seeking financing sources for its customers. Failure to secure these sources may have an adverse affect on the Company’s business opportunities and profitability.
Critical Accounting Policies and Estimates
     Inventories — Certain factors could impact the realizable value of our inventory, so we continually evaluate the recoverability based on assumptions about customer demand and market conditions. The evaluation may take into consideration historic usage, expected demand, anticipated sales price, product obsolescence, customer concentrations, product merchantability and other factors. The reserve or write-down is equal to the difference between the cost of inventory and the estimated market value based upon assumptions about future demand and market conditions. If actual market conditions are less favorable than those projected by management, inventory reserves or write-downs may be required that could negatively impact our gross margin and operating results. Beginning on January 1, 2009, inventories are stated at the lower of cost or market, determined by the first in first out cost method. Prior to January 1, 2009, inventories were determined using the weighted average cost method. The conversion to first in first out cost method had no material effect on the financial statements.
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
          Franchise Operations — The Company began selling franchise territories in fiscal 2008. The Company did not recognize any franchise revenue in its fiscal 2008 or for the three months ended March 31, 2009 financial statements. The Company has adopted the provisions of Statement of Financial Accounting Standards No. 45 (as amended) “Accounting for Franchise Fee Revenue” (“SFAS 45”) which requires that revenue shall be recognized when all the material services or conditions relating to the sale have been substantially met. The Company has determined that when the franchisee places its first order for a solar installation all the material services or conditions will be deemed to have been met. At March 31, 2009 the Company had $355,000 of deferred revenue included in its financial statements from franchise fees.
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
     Product Warranties — We offer the industry standard of 20 years for our solar modules and industry standard five (5) years on inverter and balance of system components. Due to the warranty period, we bear the risk of extensive warranty claims long after we have shipped product and recognized revenue. In our wire and mechanical assembly business, historically our warranty claims have not been material. In our solar photovoltaic business our greatest warranty exposure is in the form of product replacement. Until the third quarter of fiscal 2007, the Company purchased its solar panels from third-party suppliers and since the third-party warranties are consistent with industry standards we considered our financial exposure to warranty claims immaterial. Certain photovoltaic construction contracts entered into during the year ended December 31, 2007 included provisions under which the Company agreed to provide warranties to the buyer, and during the quarter ended September 30, 2007, the Company began installing its own manufactured solar panels. In our cable, wire and mechanical assembly business our current standard product warranty for our mechanical assembly product ranges from one to five years. The Company records the provision for the estimated warranty exposure on these contracts within cost of sales. Since the Company does not have sufficient historical data to estimate its exposure, we have looked to historical data reported by other solar system installers and manufacturers. The accrual for warranty claims consisted of the following at March 31, 2009 (in thousands):

(in thousands)
Balance at December 31, 2008	$743
Provision charged to warranty expense	74
Less: warranty claims	—

Balance at March 31, 2009	$817

     Stock based compensation — The Company accounts for stock based compensation under the provisions of Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment.” (“SFAS No. 123(R)”) which requires the Company to measure the stock-based compensation costs of share-based compensation arrangements based on the grant-date fair value and recognizes the costs in the financial statements over the employee requisite service period. Stock-based compensation expense for all stock-based compensation awards granted was based on the grant-date fair value estimated in accordance with the provisions of SFAS No. 123(R). Prior to 2006 the Company had not issued stock options or other forms of stock-based compensation.
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

     Allowance for doubtful accounts — The Company regularly monitors and assesses the risk of not collecting amounts owed to the Company by customers. This evaluation is based upon a variety of factors including: an analysis of amounts current and past due along with relevant history and facts particular to the customer. It requires the Company to make significant estimates, and changes in facts and circumstances could result in material changes in the allowance for doubtful accounts. At March 31, 2009 and December 31, 2008 the Company has an allowance of approximately $275,000 and $49,000, respectively.
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
     Aggregate net foreign currency transaction losses included in the income statement was approximately $2,000 for the three months ended March 31, 2009 and net foreign currency transaction gains included in the income statement was approximately $137,000 for the three months ended March 31, 2008.
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
Results of Operations
Three Months Ended March 31, 2009, as compared to Three Months Ended March 31, 2008
Net Sales
     Net sales for the three months ended March 31, 2009 decreased 0.89% to approximately $5,781,000 from approximately $5,833,000 for the three months ended March 31, 2008.
     Net sales in the photovoltaic installation, integration and product sales segment decreased 4.4% to approximately $5,138,000 from approximately $5,374,000 for the year earlier comparative period. The decrease in sales in this segment was attributable to the decrease in revenue from installation and integration sales due to delay in the renewal of the federal investment tax credit for solar power until the fourth quarter of 2008 and the general economic conditions making financing of these types of projects more difficult. The Company expects that installation and integration revenues will increase during subsequent quarters.

     There were no sales in our franchise operations segment for the three months ended March 31, 2009 and 2008.
     Net sales in the cable, wire and mechanical assemblies segment increased 40.1% to approximately $643,000 from approximately $459,000 for the year earlier comparative period. The increase is attributable to sales to one customer. This is the legacy segment of the Company’s business. The Company expects to continue to service the customers it has in this segment as it continues to develop its solar segment, but is not actively seeking new customers. Sales in this segment are expected to fluctuate from quarter to quarter during fiscal 2009.
Cost of Goods Sold
     Cost of goods sold were approximately $5,148,000 (89.1% of net sales) and approximately $5,800,000 (99.4% of net sales) for the three months ended March 31, 2009 and 2008, respectively.
     Cost of goods sold in the photovoltaic installation, integration and product sales segment was approximately $4,818,000 (93.8% of sales) for the three months ended March 31, 2009 compared to approximately $5,442,000 (101.3% of net sales) for the three months ended March 31, 2008. The decrease in costs of goods sold as a percentage of sales over the comparative period is attributable to a decrease in solar cell prices. It is expected that this trend will continue.
     There were no cost of goods sold in our franchise operations segment for the three months ended March 31, 2009 and 2008.
     Cost of goods sold in the cable, wire and mechanical assembly segment were approximately $330,000 (51.3% of net sales) for the three months ended March 31, 2009 compared to approximately $358,000 (78.0% of net sales) for the three months ended March 31, 2008. The decrease is attributable to product mix. The Company expects that margin will continue to vary with product mix in this segment.
General and Administrative Expense
     General and administrative expense was approximately $2,302,000 and $2,145,000 for the three months ended March 31, 2009 and 2008, respectively, an increase of 7.3.%. As a percentage of sales, general and administrative expense was 39.8% and 36.8% for the three months ended March 31, 2009 and 2008, respectively. The increase in costs for the three months ended March 31, 2009 over the comparative period is primarily due to the increase in bad debt expense and stock-based compensation costs. Significant elements of general and administrative expense for the three months ended March 31, 2009 were employee related expenses of approximately $1,114,000, professional and consulting fees of approximately $270,000, rent, telephone and utilities of approximately $175,000, travel and lodging of approximately $31,000, depreciation expense of approximately $112,000 and stock-based compensation expense of approximately $120,000. The Company expects that general and administrative expense will continue at the current rates in the future.
Sales, Marketing and Customer Service Expense
     Sales, marketing and customer service expense was $798,000 and $549,000 for the three months ended March 31, 2009 and 2008, respectively, an increase of 45.4%. As a percentage of sales, sales, marketing and customer service expense was 13.8% and 9.4%, respectively. The increase in sales, marketing and customer service expense over the comparative period was primarily due to a increase in employee costs due to increased sales staffing and increased customer care costs. Significant elements of sales, marketing and customer service expense for the three months ended March 31, 2009 were employee related expense of approximately $443,000, advertising expense of approximately $49,000, stock-based compensation expense of approximately $34,000, commission expense of approximately $26,000, rent telephone and utilities of approximately $37,000, business development costs of approximately $22,000, customer care costs of approximately $69,000 and travel expenses of approximately $21,000.
Product Development Expense
     Product development expense was $206,000 and $126,000 for the three months ended March 31, 2009 and 2008, respectively. Significant elements of product development expense for the three months ended March 31, 2009 were employee related expense of approximately $113,000 and product certification and testing costs of approximately $82,000. The Company expects that product development costs will continue in fiscal 2009 as it expands this activity.

Other Income / Expense
     Other expense, net, was approximately $14,000 for the three months ended March 31, 2009. Other income, net was approximately $12,000 for the three months ended March 31, 2008. Other expense included interest expense, net, for the three months ended March 31, 2009 consisted of approximately $12,000 of interest paid on notes and capital leases offset by interest earned on cash balances of approximately $3,000 and other expense of approximately $5,000.
Income Tax Expense
     The Company provided income tax expense of approximately $3,000 and $3,000 for the three months ended March 31, 2009 and 2008, respectively. The Company is currently in a net loss position and has only provided for statutory minimum taxes.
Liquidity and Capital Resources
     A summary of the sources and uses of cash and cash equivalents is as follows:

	Three Months	Three Months
	Ended March	Ended March
(in thousands)	31, 2009	31, 2008

Net cash used in operating activities	$(3,635)	$(5,915)
Net cash used in investing activities	(15)	(78)
Net cash (used in) provided by financing activities	(359)	470

Net decrease in cash and cash equivalents	$(4,009)	$(5,523)

     As of March 31, 2009 and December 31, 2008, we had approximately $1,907,000 and $5,915,000 in cash and cash equivalents, respectively.
     Net cash used in operating activities of approximately $3,635,000 for the three months ended March 31, 2009 was primarily a result of a net loss of approximately $2,690,000, less non-cash items included in net loss, including depreciation of approximately $213,000 related to property and equipment, stock-based compensation expense of approximately $163,000 and bad debt expense of approximately $226,000. Also contributing to cash used in operating activities were an increase in our accounts receivable of approximately $1,921,000 as a result of increased sales with terms in our solar photovoltaic business segment, an increase in costs and estimated earnings in excess of billings on uncompleted contracts of approximately $4,000 due to changes in construction revenue, a increase in inventories of approximately $941,000 due to advance purchases of material in our cable, wire and mechanical assembly segment, an decrease in prepaid expenses and other current assets of approximately $16,000, a increase in accounts payable of approximately $1,880,000, a decrease in billings in excess of costs and estimated earnings on uncompleted contracts of approximately $123,000, an increase in deferred revenues of approximately $30,000 and a decrease in accrued liabilities of approximately $484,000 primarily from a decrease in accrued commission costs.
     Net cash used in investing activities of approximately $15,000 for the three months ended March 31, 2009 primarily relates to acquisition of property, plant and equipment.
     Net cash used in financing activities was approximately $359,000 for the three months ended March 31, 2009 and is comprised of approximately $273,000 from the increase in restricted cash collateralizing ACH transactions and principal payments on notes and capital leases payable of approximately $86,000.
     In the short-term we do not expect any material change in the mix or relative cost of our capital resources. As of March 31, 2009, we had approximately $2,707,000 in cash and cash equivalents and approximately $800,000 of restricted cash collateralizing standby letters of credit we issued to support our capital lease and a financing obligation and ACH transactions of our subsidiary, Yes! Solar, Inc. Our plan and focus will be to continue the development of our solar panel manufacturing facility, manufacturing our branded solar system products, generating new customers, and organizing a distribution model through the development of our franchise network. With our current level of cash on hand and collection of accounts receivable and costs and estimated earnings in excess of billings on uncompleted contracts and projected revenues we believe we have sufficient working capital to satisfy our working capital requirements to fund operations at their current levels.

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

Item 4T.
Controls and Procedures
Evaluation of Disclosure Controls and Procedures
     Our management, with the participation and under the supervision of our principal executive officer and our principal financial officer, reviewed and evaluated the effectiveness of the design and operation of our disclosure controls and procedures, interim period three months ended March 31, 2009 covered by this report, as required by Securities Exchange Act Rule 13a-15, and concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed in our reports filed with the Securities and Exchange Commission pursuant to the Securities Exchange Act of 1934 is accumulated and communicated to management timely, including our principal executive officer and principal financial officer. Based on this evaluation, our principal executive officer and principal financial officer have concluded that, as of the end of the interim period covered by this report, our disclosure controls and procedures are effective to ensure that we record, process, summarize, and report information required to be disclosed in the reports we filed under the Securities Exchange Act of 1934 within the time periods specified by the Securities and Exchange Commission’s rules and regulations.
     During the three months ended March 31, 2009, there have been no changes in our internal controls over financial reporting, or to our knowledge, in other factors, that have materially affected, or are reasonably likely to materially affect our internal controls over financial reporting. We continue to enhance our internal controls over financial reporting, primarily by evaluating and enhancing our process and control documentation and increasing our systems security, in connection with our ongoing efforts to meet the requirements of Section 404 of the Sarbanes-Oxley Act of 2002. We discuss with and disclose these matters to the Audit Committee of our Board of Directors, our Board of Directors and our auditors.
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

SOLAR POWER, INC.
Date: May 14, 2009	/s/ Jeffrey G. Winzeler
Jeffrey G. Winzeler,
Chief Financial Officer (Principal Accounting Officer and Principal Financial Officer)

Exhibit Index
31.1	Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes- Oxley Act of 2002