Form 10-Q
period 2009-06-30
Solar Power, Inc.
filed 2009-08-13
CIK 1210618

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10-Q

☑	Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2009

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 37,943,826 shares of $0.0001 par value common stock outstanding as of August 6, 2009.

PART I
FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
SOLAR POWER, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands except for share data)

	As of	As of
	June 30, 2009	December 31, 2008
	(unaudited)	(audited)

ASSETS
Current assets:
Cash and cash equivalents	$3,356	$5,915
Accounts receivable, net of allowance for doubtful accounts of $275 and $49 at June 30, 2009 and December 31, 2008, respectively	7,041	3,010
Costs and estimated earnings in excess of billings on uncompleted contracts	430	294
Inventories, net	6,583	4,665
Asset held for sale	138	—
Prepaid expenses and other current assets	751	771
Restricted cash	527	527

Total current assets	18,826	15,182

Goodwill	435	435
Restricted cash	273	—
Property, plant and equipment at cost, net	1,769	2,178

Total assets	$21,303	$17,795

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$11,754	$3,916
Accrued liabilities	2,968	3,058
Income taxes payable	249	248
Deferred revenue	184	—
Billings in excess of costs and estimated earnings on uncompleted contracts	21	160
Loans payable and capital lease obligations	337	342

Total current liabilities	15,513	7,724
Loans payable and capital lease obligations, net of current portion	142	311
Deferred revenue	—	125

Total liabilities	15,655	8,160

Commitments and contingencies	—	—

Stockholders’ equity
Preferred stock, par $0.0001, 20,000,000 shares authorized, none issued and outstanding at June 30, 2009 and December 31, 2008	—	—
Common stock, par $0.0001, 100,000,000 shares authorized 37,943,826 and 37,771,325 shares issued and outstanding at June 30, 2009 and December 31, 2008, respectively	4	4
Additional paid in capital	28,362	28,029
Accumulated other comprehensive loss	(222)	(222)
Accumulated deficit	(22,496)	(18,176)

Total stockholders’ equity	5,648	9,635

Total liabilities and stockholders’ equity	$21,303	$17,795

The accompanying notes are an integral part of these condensed financial statements

SOLAR POWER, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands except for share data)

	For the Three Months Ended		For the Six Months Ended
	June 30, 2009	June 30, 2008	June 30, 2009	June 30, 2008
	(unaudited)	(unaudited)	(unaudited)	(unaudited)

Net sales	$10,414	$10,046	$16,195	$15,879
Cost of goods sold	8,859	8,663	14,007	14,464

Gross profit	1,555	1,383	2,188	1,415

Operating expenses:
General and administrative	2,134	2,545	4,436	4,675
Sales, marketing and customer service	837	633	1,635	1,191
Engineering, design and product management	193	135	399	268

Total operating expenses	3,164	3,313	6,470	6,134

Operating loss	(1,609)	(1,930)	(4,282)	(4,719)

Other income (expense):
Interest expense	(16)	(48)	(28)	(74)
Interest income	1	66	5	105
Other income (expense), net	(6)	5	(12)	6

Total other income (expense)	(21)	23	(35)	37

Loss before income taxes	(1,630)	(1,907)	(4,317)	(4,682)

Income tax expense	—	—	3	3

Net loss	$(1,630)	$(1,907)	$(4,320)	$(4,685)

Net loss per common share:
Basic and diluted	$(0.04)	$(0.05)	$(0.11)	$(0.12)

Weighted average number of common shares used in computing per share amounts	37,940,529	37,679,721	37,927,320	37,637,129

The accompanying notes are an integral part of these condensed financial statements

SOLAR POWER, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	June 30, 2009	June 30, 2008
	(unaudited)	(unaudited)

Cash flows from operating activities:
Net loss	$(4,320)	$(4,685)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	426	329
Stock issued for services	7	15
Stock-based compensation expense	326	239
Bad debt expense	279	203
Income tax expense	—	3
Loss on disposal of fixed assets	—	4
Changes in operating assets and liabilities:
Accounts receivable	(4,310)	(1,317)
Costs and estimated earnings in excess of billings on uncompleted contracts	(135)	1,185
Inventories	(1,918)	877
Asset held for sale	(138)	—
Prepaid expenses and other current assets	21	41
Accounts payable	7,836	(1,061)
Income taxes payable	—	(5)
Billings in excess of costs and estimated earnings on uncompleted contracts	(139)	809
Deferred revenue	59	—
Accrued liabilities	(90)	298

Net cash used in operating activities	(2,096)	(3,065)

Cash flows from investing activities:
Acquisitions of property, plant and equipment	(17)	(269)

Net cash used in investing activities	(17)	(269)

Cash flows from financing activities:
Proceeds from issuance of common stock	—	69
Costs related to share registration	—	(14)
Restricted cash collateralizing letters of credit and ACH transactions	(273)	1,510
Principal payments on notes and capital leases payable	(175)	(169)
Net proceeds from line of credit	—	(931)

Net cash (used in) provided by financing activities	(448)	465

Decrease in cash and cash equivalents	(2,561)	(2,869)
Cash and cash equivalents at beginning of period	5,915	6,840
Effect of exchange rate changes on cash	2	(4)

Cash and cash equivalents at end of period	$3,356	$3,967

The accompanying notes are an integral part of these condensed financial statements

SOLAR POWER, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	June 30, 2009	June 30, 2008
	(unaudited)	(unaudited)

Supplemental disclosure of cash flow information:
Cash paid for interest	$28	$74

Cash paid for income taxes	$3	$5

Supplemental disclosure of non-cash investing and financing activities:
Stock issued for services	$7	$15

	$7	$15

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
Basis of Presentation
     The accompanying condensed consolidated financial statements are unaudited and have been prepared in accordance with generally accepted accounting principles for interim financial information. They should be read in conjunction with the financial statements and related notes to the financial statements of Solar Power, Inc. for the years ended December 31, 2008 and 2007 appearing in the Company’s Form 10-K filed with the Securities and Exchange Commission on March 24, 2009. The June 30, 2009 and 2008 unaudited interim condensed consolidated financial statements on Form 10-Q have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) for smaller reporting companies. Certain information and note disclosures normally included in the annual financial statements on Form 10-K have been condensed or omitted pursuant to those rules and regulations, although the Company’s management believes the disclosures made are adequate to make the information presented not misleading. In the opinion of management, all adjustments, consisting of normal recurring accruals, necessary for a fair presentation of the results of operation for the interim periods presented have been reflected herein. The results of operations for the interim periods are not necessarily indicative of the results to be expected for the entire year.
     The consolidated financial statements include the accounts of Solar Power, Inc., and its subsidiaries. Intercompany balances, transactions and cash flows are eliminated on consolidation.
2. Summary of Significant Accounting Policies
     Cash and cash equivalents — Cash and cash equivalents include cash on hand, cash accounts and interest bearing savings accounts. At times, cash balances may be in excess of FDIC insurance limits. The Company has not experienced any losses with respect to bank balances in excess of government provided insurance. At June 30, 2009 and December 31, 2008, the Company held approximately $3,647,000 and $5,213,000 in bank balances in excess of the insurance limits.
     Inventories — Beginning on January 1, 2009, inventories are stated at the lower of cost or market, determined by the first in first out cost method. Prior to January 1, 2009, inventories were determined using the weighted average cost method. The conversion to first in first out cost method had no material effect on the financial statements for the three and six months ended June 30, 2009 as compared to the three and six months ended June 30, 2008. Work-in-progress and finished goods inventories consist of raw materials, direct labor and overhead associated with the manufacturing process. Provisions are made for obsolete or slow-moving inventory based on management estimates. Inventories are written down based on the difference between the cost of inventories and the net realizable value based upon estimates about future demand from customers and specific customer requirements on certain projects.
     Anti-dilutive Shares — SFAS No. 128, “Earnings Per Share,” provides for the calculation of basic and diluted earnings per share. Basic earnings per share is computed by dividing income attributable to common shareholders by the weighted-average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution of securities by adding other common stock equivalents, including common stock options, warrants, and restricted common stock, in the weighted average number of common shares outstanding for a period, if dilutive. Potentially dilutive securities are excluded from the computation if their effect is anti-dilutive. For the three and six months ended June 30, 2009 and 2008, 0 and 288,801 shares of common stock equivalents, respectively were excluded from the computation of diluted earnings per share, since their effect would be anti-dilutive.

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
     Revenue recognition — The Company’s three primary business segments include photovoltaic installation, integration and sales, distribution operations and cable, wire and mechanical assemblies.
     Photovoltaic installation, integration and sales — In our photovoltaic systems installation, integration and product sales segment, revenue on product sales is recognized when there is evidence of an arrangement, title and risk of ownership have passed (generally upon delivery), the price to the buyer is fixed or determinable and collectability is reasonably assured. Customers do not have a general right of return on products shipped therefore we make no provisions for returns. During the six months ended June 30, 2009 and 2008, the Company did recognize one product sale on a bill and hold arrangement in each period. In the 2009 instance, the customer requested that we store product to combine with a subsequent order in order to reduce their transportation costs. In the 2008 instance the customer did not have sufficient facilities to store the product and asked that we store the product for them. Since all criteria for revenue recognition had been met the Company recognized revenue on these sales.
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
     Franchise Operations — The Company began selling franchise territories in fiscal 2008. The Company did not recognize any franchise revenue in its fiscal 2008 financial statements. For the three and six months ended June 30, 2009, the Company recognized approximately $47,000 in franchise revenue consisting of approximately $40,000 in product sales, $6,000 in royalty revenue and $1,000 in franchise fee revenue. The Company has adopted the provisions of Statement of Financial Accounting Standards No. 45 (as amended) “Accounting for Franchise Fee Revenue” (“SFAS 45”) which requires that revenue shall be recognized when all the material services or conditions relating to the sale have been substantially met. The Company has determined that when the franchisee places its first order for a solar installation all the material services or conditions will be deemed to have been met. At June 30, 2009 the Company had $184,000 of deferred revenue and $131,000 in inventory deposits included in its financial statements from franchisees. Deferred revenue and deposits as of December 31, 2008 were reclassified to conform to the current period presentation. Subsequent to June 30, 2009, the Company terminated all existing franchise agreements and will no longer seek new franchisees. The Company expects to enter into arrangements with our former franchisees in which they will distribute our branded Yes! products. In addition the Company expects to seek potential distributors for this product line. The Company does not expect that this will have a material effect on operating income. The Company will continue its significant involvement in the operations. Therefore, no discontinued operation treatment is required. The deferred revenue consists of deferred franchise fee revenue. These fees will either be refunded or used by existing franchisees as a credit against future product purchases.

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
     Allowance for doubtful accounts — The Company regularly monitors and assesses the risk of not collecting amounts owed to the Company by customers. This evaluation is based upon a variety of factors including: an analysis of amounts current and past due along with relevant history and facts particular to the customer. It requires the Company to make significant estimates, and changes in facts and circumstances could result in material changes in the allowance for doubtful accounts. At June 30, 2009 and December 31, 2008 the Company has recorded an allowance of approximately $275,000 and $49,000, respectively.
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
     Shipping and handling cost — Shipping and handling costs related to the delivery of finished goods are included in cost of goods sold. During the three months ended June 30, 2009 and 2008, shipping and handling costs expensed to cost of goods sold were approximately $187,000 and $109,000, respectively. During the six months ended June 30, 2009 and 2008, shipping and handling costs expensed to cost of goods sold were approximately $270,000 and $248,000, respectively.
     Advertising costs — Costs for newspaper, television, radio, and other media and design are expensed as incurred. The Company expenses the production costs of advertising the first time the advertising takes place. The costs for this type of advertising were approximately $66,000 and $52,000 during the three months ended June 30, 2009 and 2008, respectively. The costs for this type of advertising were approximately $115,000 and $152,000 during the six months ended June 30, 2009 and 2008, respectively.
     Product warranties — We offer the industry standard of 20 years for our solar modules and industry standard five (5) years on inverter and balance of system components. Due to the warranty period, we bear the risk of extensive warranty claims long after we have shipped product and recognized revenue. In our cable, wire and mechanical assemblies business, historically our warranty claims have not been material. In our solar photovoltaic business our greatest warranty exposure is in the form of product replacement. Until the third quarter of fiscal 2007, the Company purchased its solar panels from third-party suppliers and since the third-party warranties are consistent with industry standards we considered our financial exposure to warranty claims immaterial. Certain photovoltaic construction contracts entered into during the year ended December 31, 2007 included provisions under which the Company agreed to provide warranties to the buyer, and during the quarter ended September 30, 2007, the Company began installing its own manufactured solar panels. As a result, the Company recorded the provision for the estimated warranty exposure on these contracts within cost of sales. Since the Company does not have sufficient historical data to estimate its exposure, we have looked to historical data reported by other solar system installers and manufacturers. In our cable, wire and mechanical assemblies business our current standard product warranty for our mechanical assembly product ranges from one to five years. The Company has recorded a warranty provision of approximately $143,000 and $101,000 for the three months ended June 30, 2009 and 2008, respectively. The Company has recorded a warranty provision of approximately $226,000 and $186,000 for the six months ended June 30, 2009 and 2008, respectively.
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
     Aggregate net foreign currency transaction losses included in the income statement was approximately $1,600 for the three months ended June 30, 2009 and net foreign currency transaction gain included in the income statement was approximately $82,000 for the three months ended June 30, 2008. Aggregate net foreign currency transaction losses included in the income statement was approximately $3,000 for the six months ended June 30, 2009 and net foreign currency transaction gain included in the income statement was approximately $219,000 for the six months ended June 30, 2008.
     Comprehensive income (loss) — Statement of Financial Accounting Standards No. 130, “Reporting Comprehensive Income,” establishes standards for reporting comprehensive income and its components in a financial statement that is displayed with the same prominence as other financial statements.
     Comprehensive income, as defined, includes all changes in equity during the period from non-owner sources. Examples of items to be included in comprehensive income, which are excluded from net income, include foreign currency translation adjustments and unrealized gain (loss) of available-for-sale securities. For the three months ended June 30, 2009 and 2008, comprehensive loss was $1,631,000 (composed of a net loss of approximately $1,630,000 and a foreign currency translation loss of $1,000) and $1,974,000 (composed of a net loss of approximately $1,907,000 and a foreign currency translation loss of $67,000). For the six months ended June 30, 2009, and 2008, comprehensive loss was $4,320,000 (composed of a net loss of approximately $4,320,000) and approximately $4,774,000 (composed of a net loss of approximately $4,685,000 and a foreign currency translation adjustment of approximately $89,000), respectively.
     Post-retirement and post-employment benefits — The Company’s subsidiaries which are located in the People’s Republic of China contribute to a state pension scheme on behalf of its employees. The Company recorded approximately $16,000 and $11,000 for expense related to its pension contribution for the three months ended June 30, 2009 and 2008, respectively. The Company recorded approximately $20,000 and $13,000 in expense related to its pension contributions for the six months ended June 30, 2009 and 2008, respectively. Neither the Company nor its subsidiaries provide any other post-retirement or post-employment benefits.
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
     In April 2008, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position (FSP) FAS No. 142-3, “Determination of the Useful Life of Intangible Assets.” The FSP amends the factors an entity should consider in developing renewal or extension assumptions used in determining the useful life of recognized intangible assets under SFAS No. 142, “Goodwill and Other Intangible Assets.” The FSP must be applied prospectively to intangible assets acquired after the effective date. The Company will apply the guidance of the FSP to intangible assets acquired after January 1, 2009. For the six months ended June 30, 2009, there were no intangible assets acquired. The Company does not expect adoption to have a material impact on its financial position, results of operations, or cash flows.
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
     In May 2009, the FASB Staff Position No. APB 14-1 “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement)” FASB Staff Position No. APB 14-1 clarifies that convertible debt instruments that may be settled in cash upon conversion (including partial cash settlement) are not addressed by paragraph 12 of APB Opinion No. 14, “Accounting for Convertible Debt and Debt Issued with Stock Purchase Warrants”. Additionally, this FSP specifies that issuers of such instruments should separately account for the liability and equity components in a manner that will reflect the entity’s nonconvertible debt borrowing rate when interest cost is recognized in subsequent periods. This FSP is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. The adoption of APB 14-1 did not have a material effect on our consolidated financial statements.
     In April 2009, FASB issued FSP 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments” (collectively “FSP/APB”) which increase the frequency of fair value disclosures to a quarterly instead of annual basis. The guidance relates to fair value disclosures for any financial instruments that are not currently reflected on an entity’s balance sheet at fair value. FSP/APB is effective for interim and annual periods ending after June 15, 2009. The adoption of this FSP/APB did not have a material impact on results of operations, cash flows or financial position
     In May 2009, FASB issued SFAS No. 165, “Subsequent Events” (“SFAS 165”) which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. In particular, SFAS 165 sets forth (a) the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, (b) the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements, and (c) the disclosures that an entity should make about events or transactions that occurred after the balance sheet date. SFAS 165 is effective for interim or annual financial reporting periods ending after June 15, 2009. The adoption of FAS 165 did not have a material impact on results of operations, cash flows or financial position.
     In June 2009, FASB issued SFAS No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles — a replacement of FASB Statement No. 162” (“SFAS 168”). The objective of SFAS 168 is to establish the FASB Accounting Standards Codification (“Codification”) as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with accounting principles generally accepted in the United States (“GAAP”).SFAS 168 is effective for interim and annual financial reporting periods ending after September 15, 2009. The Company does not anticipate the adoption of SFAS 168 to have a material impact on results of operations, cash flows or financial position.
4. Inventories
     Inventories consisted of the following (in thousands):

	June 30, 2009	December 31,
	(unaudited)	2008 (audited)

Raw material	$3,783	$2,184
Finished goods	2,619	2,538
Work in process	238	—
Provision for obsolete stock	(57)	(57)

	$6,583	$4,665

5. Asset Held for Sale
     Asset held for sale consists of accumulated costs at June 30, 2009 of a 3.5 megawatt solar photovoltaic system under construction by the Company for sale.
6. Prepaid Expenses and Other Current Assets
     Prepaid expenses and other current assets consisted of the following (in thousands):

	June 30, 2009	December 31,
	(unaudited)	2008 (audited)

Rental, equipment and utility deposits	$154	$274
Supplier deposits	246	158
Insurance	27	127
Advertising	111	124
Other	213	88

	$751	$771

7. Property, Plant and Equipment
     Property, plant and equipment consisted of the following (in thousands):

	June 30,	December 31,
	2009	2008
	(unaudited)	(audited)

Plant and machinery	$668	661
Furniture, fixtures and equipment	343	260
Computers and software	681	754
Equipment acquired under capital leases	709	709
Trucks	246	246
Leasehold improvements	610	610

Total cost	3,257	3,240
Less: accumulated depreciation	(1,488)	(1,062)

	$1,769	$2,178

     Depreciation expense for the three months ended June 30, 2009 and 2008 was approximately $212,000 and $175,000, respectively. Depreciation expense for the six months ended June 30, 2009 and 2008 was approximately $425,000 and $329,000, respectively.
8. Accrued Liabilities
     Accrued liabilities consisted of the following (in thousands):

	June 30,	December 31,
	2009	2008
	(unaudited)	(audited)

Accrued payroll and related costs	$504	$782
Sales tax payable	202	258
Warranty reserve	969	743
Customer deposits	1,096	943
Insurance premium financing	7	101
Accrued construction costs	—	162
Other	190	69

	$2,968	$3,058

9. Stockholders’ Equity
     On May 18, 2009, the Company issued 10,000 shares of its common stock as compensation for services. The shares were fair valued at $0.74 per share, the closing price of the Company’s common stock on May 18, 2009.
     On January 12, 2009, the Company issued 162,501 shares of its common stock to its independent directors, under the Company’s 2006 Equity Incentive plan, for fiscal 2009. The shares were fair valued at $0.60 per share, the closing price of the Company’s common stock on January 2, 2009, the date of grant.
10. Income Taxes
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

11. Stock-based Compensation
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
     The following table summarizes the consolidated stock-based compensation expense, by type of awards for the three and six months ended June 30, 2009 and 2008 (in thousands):

	Three	Three	Six	Six
	Months	Months	Months	Months
	Ended June	Ended June	Ended June	Ended June
	30, 2009	30, 2008	30, 2009	30, 2008
Employee stock options	$118	$85	$232	$179
Stock grants	45	54	94	60

Total stock-based compensation expense	$163	$139	$326	$239

     The following table summarizes the consolidated stock-based compensation by line item for the three and six months ended June 30, 2009 and 2008 (in thousands):

	Three	Three	Six	Six
	Months	Months	Months	Months
	Ended June	Ended June	Ended June	Ended June
	30, 2009	30, 2008	30, 2009	30, 2008
General and administrative	$119	$135	$239	$224
Sales, marketing and customer service	35	3	69	14
Engineering, design and product management	9	1	18	1

Total stock-based compensation expense	163	139	326	239
Tax effect on stock-based compensation expense	—	—	—	—

Total stock-based compensation expense after taxes	$163	$139	$326	$239

Effect on net loss per share: Basic and diluted	$0.00	$0.00	$0.01	$0.01

     As stock-based compensation expense recognized in the consolidated statements of operations is based on awards ultimately expected to vest, FAS No. 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. The Company estimated its forfeiture rate at 7.8% and 6.0% for the three and six months ended June 30, 2009 and 2008, respectively.
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

     Expected Volatility — The Company uses the historical volatility of the price of its common shares.
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
     During the six months ended June 30, 2009, the Company granted 414,500 service-based options fair-valued between $0.37 and $0.46 using the Black-Scholes-Merton model and 162,501 restricted stock grants fair-valued at $0.60 using the closing price of the Company’s common stock at the date of grant. The vesting of the service-based option will occur over a four-year period beginning one year from the date of grant. During the six months ended June 30, 2008, the Company granted 553,000 service-based options fair-valued between $0.69 and $1.50 using the Black-Scholes-Merton model and 63,367 restricted stock grants fair-valued between $1.30 and $3.45 using the closing price of the Company’s common stock at the date of grant. The Company recorded approximately $326,000 and $239,000 in stock-based compensation expense related to these grants during the six months ended June 30, 2009 and 2008, respectively.
     Assumptions used in the determination of the fair value of share-based payment awards using the Black-Scholes-Merton model for stock option grants during the six months ended June 30, 2009 and 2008 were as follows:

	2009	2008
	Service-based	Service-based
Expected term	3.75	3.25-3.75
Risk-free interest rate	1.72%	2.65 - 2.74%
Volatility	88%	75%
Dividend yield	0%	0%
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

     At June 30, 2009 there were approximately 3,627,912 shares available to be issued under the plan (9% of the outstanding shares of 37,943,826 plus outstanding warrants of 2,366,302). There were 3,231,268 options and restricted shares issued under the Plan, 87,445 options have been exercised and 309,199 shares are available to be issued.
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
     The following table summarizes the Company’s stock option activities for the year ended December 31, 2008 and the three and six month periods ended March 31, 2009 and June 30, 2009:

		Weighted-	Weighted-
		Average	Average	Aggregate
		Exercise	Remaining	Intrinsic
		Price Per	Contractual	Value
	Shares	Share	Term	($000)

Outstanding January 1, 2008	1,967,233	$1.03	3.88	$—
Granted	618,000	1.96	4.20	—
Exercised	(68,695)	1.00	—	—
Forfeited	(159,638)	1.01	—	—

Outstanding December 31, 2008	2,356,900	1.28	3.61	—
Granted	414,500	0.74	5.00	103,625
Exercised	—	—	—	—
Forfeited	(7,500)	1.00	—	—

Outstanding March 31, 2009	2,763,900	1.20	3.48	103,625
Granted	—	—	—	—
Exercised	—	—	—	—
Forfeited	(8,500)	0.88	—	—

Outstanding June 30, 2009	2,755,400	$1.19	3.23	$103,625

Exercisable June 30, 2009	1,358,066	$1.21	2.99	$—

     The weighted-average grant-date fair value of options granted during the three months ended June 30, 2009 and 2008 was $0 and $0.70, respectively. The weighted-average grant-date fair value of options granted during the six months ended June 30, 2009 and 2008 was $0.42 and $1.10, respectively.
     The following table summarizes the Company’s restricted stock activities:

Shares
Outstanding as of January 1, 2008	200,000
Granted	113,367
Exercised	—
Forfeited	—

Outstanding as of December 31, 2008	313,367
Granted	162,501
Exercised	—
Forfeited	—

Outstanding as of June 30, 2009	475,868

Vested as of June 30, 2009	400,868

     Changes in the Company’s non-vested stock options are summarized as follows:

	Service-based Options		Performance-based Options		Restricted Stock
		Weighted-				Weighted-
		Average Grant		Weighted-		Average
		Date Fair		Average Grant		Grant Date
		Value Per		Date Fair Value		Fair Value
	Shares	Share	Shares	Per Share	Shares	Per Share

Non-vested as of January 1, 2008	1,076,292	$0.67	100,000	$0.73	50,000	$1.00
Granted	618,000	1.07	—	—	113,367	1.55
Vested	(411,320)	0.66	(50,000)	—	(88,367)	1.54
Forfeited	(158,638)	0.70	—	—	—	—

Non-vested as of December 31, 2008	1,124,334	0.84	50,000	0.73	75,000	1.20
Granted	414,500	0.42	—		162,501	0.60
Vested	(75,000)	1.44	—		(162,501)	0.60
Forfeited	(7,500)	1.00	—		—	—

Non-vested as of March 31, 2009	1,456,334	1.03	50,000	0.73	75,000	1.20
Granted	—	—	—	—	—	—
Vested	(100,500)	0.69	—	—	—	—
Forfeited	(8,500)	1.00	—	—	—	—

Non-vested as of June 30, 2009	1,347,334	$0.76	50,000	$0.73	75,000	$1.20

     As of June 30, 2009, there was approximately $754,000, $16,000 and $94,000 of unrecognized compensation cost related to non-vested service-based options, performance-based options and restricted stock grants, respectively. The cost is expected to be recognized over a weighted-average of 3.5 years for service-based options and restricted stock grants and 1.0 years for performance-based options. During the three and six months ended June 30, 2009 there were no changes to the contractual life of any fully vested options.
12. Commitments and Contingencies
     Letters of Credit — At June 30, 2009, the Company had outstanding standby letters of credit of approximately $501,000 as collateral for its capital lease and a retailer program agreement. The standby letters of credit are issued for a term of one year, maturing in September and November 2009. Our bank has restricted approximately $527,000 of our cash as collateral for these letters of credit.
     Guarantee of Performance — The Company has entered into a guarantee of the financial performance for its wholly owned subsidiary, Yes! Solar, Inc. (“Yes”) in conjunction with the submission of Yes! Solar, Inc’s. Uniform Franchise Disclosure Document (UFDD) to the California Department of Corporations.
     Financing Agreement — On December 13, 2007, the Company and its wholly-owned subsidiary, Yes entered into a Retailer Program Agreement (the “Agreement”) with GE Money Bank to provide to Yes retail customers a vehicle to finance solar systems purchased from YES. The agreement provides that the Company will provide a standby letter of credit equal to the greater of $50,000 or one percent of sales under the Agreement. A standby letter of credit in the amount of $50,000 was issued on November 14, 2008 as a condition to the execution of the Agreement. The term of the letter of credit is for one year. As of June 30, 2009 there have been no sales under this Agreement.
     Operating leases — The Company leases premises under various operating leases. Rental expense under operating leases included in the statement of operations was approximately $191,000 and $229,000 for the three months ended June 30, 2009 and 2008, respectively. Rental expense under operating leases included in the statement of operations was approximately $386,000 and $440,000 for the six months ended June 30, 2009 and 2008, respectively.

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
     The Modified Agreement between the Company and Solyndra, Inc. is a contract for the sale of photovoltaic panels intended for large flat rooftops, optimized for high energy density production produced by Solyndra for Solar Power. The Modified Agreement as amended obligated the Company to purchase a specific quantity of solar panels over the four year term of the Modified Agreement or pay a cancellation penalty of as much as $6.5 Million. On June 8, 2009, the Company signed a Second Amendment to Agreement for Sale of Photovoltaic Panels (“Second Modification”) which amends the agreement to remove the minimum purchase requirements from the agreement.
     Restricted Cash — On March 25, 2009, our bank restricted an additional $273,000 as collateral for Automatic Clearing House transactions related to our franchise operations.
13. Operating Risk
     Concentrations of Credit Risk and Major Customers — A substantial percentage of the Company’s net revenue comes from sales made to a small number of customers and are typically sold on an open account basis. Details of customers accounting for 10% or more of total net sales for the six months ended June 30, 2009 and 2008, respectively is as follows (in thousands):

Customer	2009	2008
Conergy / Sun Technics	$6,090	$3,816
IX Energy	—	4,502
ENE Energy	—	4,150
Costco	2,204	—
Siemens Transportation	1,778	—
     Details of customers representing 10% or more of accounts receivable balances and costs and estimated earnings in excess of billings on uncompleted contracts at June 30, 2009 and 2008, respectively are (in thousands):

Customer	2009	2008
Conergy / Sun Technics	$3,705	$3,816
Beyond Building	791	—
Siemens Transportation	744	—
     Product Warranties — We offer the industry standard of 20 years for our solar modules and industry standard five (5) years on inverter and balance of system components. Due to the warranty period, we bear the risk of extensive warranty claims long after we have shipped product and recognized revenue. In our cable, wire and mechanical assemblies business, historically our warranty claims have not been material. In our solar photovoltaic business our greatest warranty exposure is in the form of product replacement. Until the third quarter of fiscal 2007, the Company purchased its solar panels from third-party suppliers and since the third-party warranties are consistent with industry standards we considered our financial exposure to warranty claims immaterial. Certain photovoltaic construction contracts entered into during the year ended December 31, 2007 included provisions under which the Company agreed to provide warranties to the buyer, and during the quarter ended September 30, 2007, the Company began installing its own manufactured solar panels. As a result, the Company recorded the provision for the estimated warranty exposure on these contracts within cost of sales. Since the Company does not have sufficient historical data to estimate its exposure, we have looked to historical data reported by other solar system installers and manufacturers. In our cable, wire and mechanical assemblies business our current standard product warranty for our mechanical assembly product ranges from one to five years. The Company has recorded a warranty provision of approximately $143,000 and $101,000 for the three months ended June 30, 2009 and 2008, respectively. The Company has recorded a warranty provision of approximately $226,000 and $186,000 for the six months ended June 30, 2009 and 2008, respectively.

14. Fair Value of Financial Instruments
     The fair value of financial instruments is the amount at which the instrument could be exchanged in an orderly transaction between market participants to sell the asset or transfer the liability. In accordance with SAS No. 157 “Fair Value Measurements”, the Company uses fair value measurements based on quoted prices in active markets for identical assets or liabilities (Level 1), significant other observable inputs (Level 2) or unobservable inputs for assets or liabilities (Level 3), depending on the nature of the item being valued. The following disclosure are made in accordance with FASB Staff Position (FSP) FAS 107-1, “Interim Disclosures about Fair Value of Financial Instruments.”
     The carrying amounts of cash and cash equivalents and accounts receivable, prepaid expenses and other current assets, accounts payable and accrued liabilities, approximate their respective fair values at each balance sheet date due to their liquid and short term nature.
     The Company’s long-term borrowings are recorded at historical amounts. The Company has compared interest rates of borrowings with similar terms, conditions and interest rates and determined that the carrying value approximates the estimated fair value.
15. Geographical Information
     The Company has three reportable segments: (1) photovoltaic installation, integration and solar panel sales (“Photovoltaic installation, integration and sales”), (2) franchise operations and (3) cable, wire and mechanical assemblies and processing sales (“Cable, wire and mechanical assemblies”). The Company’s reportable segments are strategic business units that offer different products and services. They are managed separately because each business requires different technology and marketing strategies.
     The accounting policies of the segments are the same as those described in the summary of significant accounting policies.
     Contributions of the major activities, profitability information and asset information of the Company’s reportable segments for the six and three months ended June 30, 2009 and 2008 are as follows:

	For the Six Months Ended June 30, 2009			For the Six Months Ended June 30, 2008
		Inter-
		segment			Inter-segment	Income
Segment (in thousands)	Net sales	sales	Income (loss)	Net sales	sales	(loss)

Photovoltaic installation, integration and sales	$14,314	$—	$(4,434)	$14,783	$—	$(4,605)
Franchise operations	47	—	(668)	—		(347)
Cable, wire and mechanical assemblies	1,834	—	785	1,096	.	270

Segment total	16,195	—	(4,317)	15,879	—	(4,682)

Reconciliation to consolidated totals:
Sales eliminations	—	—	—	—	—	—

Consolidated totals
Net sales	$16,195	$—		$15,879	$—

Loss before taxes			$(4,317)			$(4,682)

	For the Three Months Ended June 30, 2009			For the Three Months Ended June 30, 2008
		Inter-			Inter-
		segment			segment	Income
Segment (in thousands)	Net sales	sales	Income (loss)	Net sales	sales	(loss)

Photovoltaic installation, integration and sales	$9,176	$—	$(1.804)	$9,409	$—	$(1,851)
Franchise operations	47	—	(306)	—		(196)
Cable, wire and mechanical assemblies	1,191	—	480	637	.	140

Segment total	10,414	—	(1,630)	10,046	—	(1,907)

Reconciliation to consolidated totals:
Sales eliminations	—	—	—	—	—	—

Consolidated totals
Net sales	$10,414	$—		$10,046	$—

Income before taxes			$(1,630)			$(1,907)

	For Six Months Ended June 30, 2009		For Six Months Ended June 30, 2008
Interest income and expense by segment are as follows (in
thousands):	Interest income	Interest expense	Interest income	Interest expense

Photovoltaic installation, integration and sales	$5	$28	$105	$74
Franchise operations	—	—	—	—
Cable, wire and mechanical assemblies	—	—	—	—

Consolidated total	$5	$28	$105	$74

	For Three Months Ended June 30,		For Three Months Ended June 30,
Interest income and expense by segment are as	2009		2008
follows (in thousands):	Interest income	Interest expense	Interest income	Interest expense

Photovoltaic installation, integration and sales	$1	$16	$66	$48
Franchise operations	—	—	—	—
Cable, wire and mechanical assemblies	—	—	—	—

Consolidated total	$1	$16	$66	$48

	June 30, 2009			December 31, 2008
The Company’s identifiable assets			Depreciation			Depreciation
by segment are as follows (in	Identifiable	Capital	and	Identifiable	Capital	and
thousands):	assets	expenditure	amortization	assets	expenditure	amortization

Photovoltaic installation, integration and sales	$19,441	$17	$417	$15,988	$766	$685
Franchise operations	447	—	—	748	—	—
Cable, wire and mechanical assemblies	1,415	—	9	1,059	—	15

Consolidated total	$21,303	$17	$426	$17,795	$766	$700

Sales by geographic location are as
follows (in thousands):	For Six Months Ended June 30, 2009				For Six Months Ended June 30, 2008
	Photovoltaic		Cable, wire		Photovoltaic		Cable, wire
	installation,		and		installation,		and
	integration	Franchise	mechanical		integration	Franchise	mechanical
	and sales	operations	assemblies	Total	and sales	operations	assemblies	Total

United States	$4,539	$47	$1,658	$6,244	$2,316	$—	$875	$3,191
Asia	6,885	—	—	6,885	12,467	—	—	12,467
Europe	2,099	—	—	2,099	—	—	—	—
Australia	791	—	—	791	—	—	—	—
Mexico	—	—	176	176	—	—	221	221

Total	$14,314	$47	$1,834	$16,195	$14,783	$—	$1,096	$15,879

Sales by geographic location are as
follows (in thousands):	For the Three Months Ended June 30, 2009				For the Three Months Ended June 30, 2008
	Photovoltaic		Cable, wire		Photovoltaic		Cable, wire
	installation,		and		installation,		and
	integration	Franchise	mechanical		integration	Franchise	mechanical
	and sales	operations	assemblies	Total	and sales	operations	assemblies	Total

United States	$3,425	$47	$1,091	$4,563	$1,092	$—	$537	$1,629
Asia	4,106	—	—	4,106	8,317	—	—	8,317
Europe	854	—	—	854	—	—	—	—
Australia	791	—	—	791	—	—	—	—
Mexico	—	—	100	100	—	—	100	100

Total	$9,176	$47	$1,191	$10,414	$9,409	$—	$637	$10,046

Location of the Company’s identifiable assets
by geographic location are as follows (in	June 30,	December
thousands):	2009	31, 2008

United States	$14,900	$12,072
China (including Hong Kong)	6,403	5,723

Total	$21,303	$17,795

	For Six	For Six		For Three
Income tax expense by	Months	Months	For Three Months	Months
geographic location is as	Ended June	Ended June	Ended June	Ended June
follows (in thousands):	30, 2009	30, 2008	30, 2009	30, 2008

United States	$—	$—	$—	$—
China (including Hong Kong)	3	3	—	—

Total	$3	$3	$—	$—

16. Subsequent Event

Subsequent to June 30, 2009, the Company terminated all existing franchise agreements and will no longer seek new franchisees. The Company expects to enter into arrangements with our former franchisees in which they will distribute our branded Yes! products. In addition the Company expects to seek potential distributors for this product line. The Company does not expect that this will have a material effect on its balance sheet, but does expect that sales of its Yes! branded products will increase because the distributorship arrangement will require less of an upfront financial commitment. Because of the similarity between the franchise model and the distributorship model, the Company has determined that the termination of the franchise model does not constitute a discontinued operation.

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
     The following discussion is presented on a consolidated basis, and analyzes our financial condition and results of operations for the three and six months ended June 30, 2009 and 2008.
     Unless the context indicates or suggests otherwise reference to “we”, “our”, “us” and the “Company” in this section refers to the consolidated operations of Solar Power, Inc. and its subsidiaries.
Overview
     We manufacture photovoltaic panels or modules and balance of system components in our Shenzhen, China manufacturing facility. We sell these products through three distinct sales channels; 1) direct product sales to international markets, 2) our own use in building commercial and residential solar projects in the U.S., and 3) sale of our products to a network of franchisees who will serve the U.S. residential market through our wholly-owned company Yes! Solar, Inc. In addition to our solar revenue, we generate revenue from our legacy cable, wire and mechanical assemblies segment. Our cable wire and mechanical assembly products are also manufactured in our China facility and sold into the transportation and telecommunications markets. Currently, the factory has an annual production capacity of approximately 50 megawatts of photovoltaic solar modules and balance of system products. The un-utilized capacity is being reserved for photovoltaic module and balance of system expansion.
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
     YES is engaged in the sale and administration of our franchise operations. In March 2008, the Company entered into its first franchise sale agreement. As of June 30, 2009, YES had completed franchise sales of eight franchise territories. Subsequent to June 30, 2009, the Company terminated all existing franchise agreements and will no longer seek new franchisees. The Company expects to inter into arrangements with our former franchisees in which they will distribute our branded Yes! products. In addition the Company expects to seek potential distributors for this product line. The Company does not expect that this will have a material effect on its balance sheet, but does expect that that sales of its Yes! branded products will increase because the distributorship arrangement will require less of an upfront financial commitment. Because of the similarity between the franchise model and the distributorship model, the Company has determined that the termination of the franchise model does not constitute a discontinued operation.
     IASHK is engaged in sales of our cable, wire and mechanical assemblies business.
     IAS Shenzhen is engaged in manufacturing our solar modules, our balance of system products and continues to be engaged in our cable, wire and mechanical assemblies business.

     Management is considering the impact of the following industry trends as they impact the manufacturing of complete photovoltaic systems and planned business model:
•	Solar cell pricing trends around the world: Recently the key material in the production of solar cells (silicon) has been decreasing in price due to the global financial crisis. Solar cells are the major component cost in a photovoltaic module. The Company has responded by seeking longer-term supply agreements for solar cells at current market rates. To date the Company has entered into one long-term supply agreement for solar cells at which the price is fixed, but there is no financial commitment on the part of the Company to take delivery of cells. Our intent is to secure ample solar cell supply to meet our growth needs and to avoid the risk of long-term contract pricings with suppliers whose products are expected to see a decline in the average selling price. Industry experts believe that additional planned expansion of silicon processing factories coming on line will produce enough raw materials to create an oversupply on projected demand. Failure to effectively manage our supply will hinder our expected growth and our component costs may have an adverse affect on the Company’s profitability.
•	Government subsidies: Federal and State subsidies relating directly to solar installations are an important factor in the planned growth of the solar industry. These subsidies are very important to growing the market for photovoltaic systems because they provide a significant economic incentive to all buyers. Without these incentives, industry growth would likely stall. These regulations are constantly being amended and will have a direct effect on our rollout of our distribution network among those states that offer superior incentives to the solar industry.
•	Global economic conditions: While there has been deterioration in the global economic condition of the financial markets, affecting most segments of industry and commerce, the Company is positioned in the renewable energy segment which remains strong. Since our customers may depend on financial markets for financing of solar installations, the Company is responding by seeking financing sources for its customers. Failure to secure these sources may have an adverse affect on the Company’s business opportunities and profitability.
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
     Revenue recognition — The Company’s three primary business segments include photovoltaic installation, integration and sales, distribution operations and cable, wire and mechanical assemblies.
•	Photovoltaic Installation, integration and sales — In our photovoltaic systems installation, integration and product sales segment, revenue on product sales is recognized when there is evidence of an arrangement, title and risk of ownership have passed (generally upon delivery), the price to the buyer is fixed or determinable and collectability is reasonably assured. Customers do not have a general right of return on products shipped therefore we make no provisions for returns. During the six months ended June 20, 2009 and 2008, the Company did recognize one product sale in each period on a bill and hold arrangement in each period. In the 2009 instance, the customer requested that we store product to combine with a subsequent order in order to reduce their transportation costs. Subsequent to the quarter end the product was delivered. In the 2008 instance the customer did not have sufficient facilities to store the product and asked that we store the product for them. Since all criteria for revenue recognition had been met the Company recognized revenue on this sale.

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
•	Franchise Operations — The Company began selling franchise territories in fiscal 2008. The Company did not recognize any franchise revenue in its fiscal 2008. For the three and six months ended June 30, 2009, the Company recognized approximately $47,000 in franchise revenue consisting of approximately $40,000 in product sales, $6,000 in royalty revenue and $1,000 in franchise fee revenue is its financial statements. The Company has adopted the provisions of Statement of Financial Accounting Standards No. 45 (as amended) “Accounting for Franchise Fee Revenue” (“SFAS 45”) which requires that revenue shall be recognized when all the material services or conditions relating to the sale have been substantially met. The Company has determined that when the franchisee places its first order for a solar installation all the material services or conditions will be deemed to have been met. At June 30, 2009 the Company had approximately $184,000 of deferred revenue and approximately $131,000 in inventory deposits included in its financial statements. Deferred revenue and deposits as of December 31, 2008 were reclassified to conform to current period presentation. Subsequent to June 30, 2009, the Company terminated all existing franchise agreements and will no longer seek new franchisees. The Company expects to enter into arrangements with our former franchisees in which they will distribute our branded Yes! products. In addition the Company expects to seek potential distributors for this product line. The Company does not expect that this will have a material effect on operating income. The Company will continue its significant involvement in the operations. Therefore, no discontinued operation treatment is required. The deferred revenue consists of deferred franchise fee revenue. These fees will either be refunded or used by existing franchisees as a credit against future product purchases.

•	Cable, wire and mechanical assemblies — In our cable, wire and mechanical assemblies business the Company recognizes the sales of goods when there is evidence of an arrangement, title and risk of ownership have passed (generally upon delivery), the price to the buyer is fixed or determinable and collectability is reasonably assured. Generally there are no formal customer acceptance requirements or further obligations related to our assembly services once we ship our products. Customers do not have a general right of return on products shipped therefore we make no provisions for returns. We make determination of our customer’s credit worthiness at the time we accept their order.
     Product Warranties — We offer the industry standard of 20 years for our solar modules and industry standard five (5) years on inverter and balance of system components. Due to the warranty period, we bear the risk of extensive warranty claims long after we have shipped product and recognized revenue. In our wire and mechanical assembly business, historically our warranty claims have not been material. In our solar photovoltaic business our greatest warranty exposure is in the form of product replacement. Until the third quarter of fiscal 2007, the Company purchased its solar panels from third-party suppliers and since the third-party warranties are consistent with industry standards we considered our financial exposure to warranty claims immaterial. Certain photovoltaic construction contracts entered into during the year ended December 31, 2007 included provisions under which the Company agreed to provide warranties to the buyer, and during the quarter ended September 30, 2007, the Company began installing its own manufactured solar panels. In our cable, wire and mechanical assembly business our current standard product warranty for our mechanical assembly product ranges from one to five years. The Company records the provision for the estimated warranty exposure on these contracts within cost of sales. Since the Company does not have sufficient historical data to estimate its exposure, we have looked to historical data reported by other solar system installers and manufacturers. The accrual for warranty claims consisted of the following at June 30, 2009 (in thousands):

(in thousands)

Balance at December 31, 2008	$743
Provision charged to warranty expense	226
Less: warranty claims	—

Balance at June 30, 2009	$969

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
     Allowance for doubtful accounts — The Company regularly monitors and assesses the risk of not collecting amounts owed to the Company by customers. This evaluation is based upon a variety of factors including: an analysis of amounts current and past due along with relevant history and facts particular to the customer. It requires the Company to make significant estimates, and changes in facts and circumstances could result in material changes in the allowance for doubtful accounts. At June 30, 2009 and December 31, 2008 the Company has an allowance of approximately $275,000 and $49,000, respectively.
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

     Aggregate net foreign currency transaction losses included in the income statement was approximately $1,600 for the three months ended June 30, 2009 and net foreign currency transaction gain included in the income statement was approximately $82,000 for the three months ended June 30, 2008. Aggregate net foreign currency transaction losses included in the income statement was approximately $3,000 for the six months ended June 30, 2009 and net foreign currency transaction gain included in the income statement was approximately $219,000 for the six months ended June 30, 2008.
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
Results of Operations
Three and Six Months Ended June 30, 2009, as compared to Three and Six Months Ended June 30, 2008
Net Sales
     Net sales for the three months ended June 30, 2009 increased 3.7% to approximately $10,414,000 from approximately $10,046,000 for the three months ended June 30, 2008.
     Net sales for the three months ended June 30, 2009, in the photovoltaic installation, integration and product sales segment, decreased 2.5% to approximately $9,176,000 from approximately $9,409,000. The decrease in sales in this segment was attributable to the decrease in revenue from installation and integration sales due to delay in the renewal of the federal investment tax credit for solar power until the fourth quarter of 2008 and the general economic conditions making financing of these types of projects more difficult. The Company expects that installation and integration revenues will increase during subsequent quarters as the general economic conditions improve.
     Net sales in our franchise operations segment were approximately $47,000 for the three months ended June 30, 2009. There were no sales in our franchise operations segment for the three months ended June 30, 2008. The Company expects that franchise operation revenues will increase in subsequent quarters.
     Net sales for the three months ended June 30, 2009, in the cable, wire and mechanical assemblies segment, increased 87.0% to approximately $1,191,000 from approximately $637,000 for the year earlier comparative period. The increase is attributable to sales to one customer. This is the legacy segment of the Company’s business. The Company expects to continue to service the customers it has in this segment as it continues to develop its solar segment, but is not actively seeking new customers. Sales in this segment are expected to fluctuate from quarter to quarter during fiscal 2009.
     Net sales for the six months ended June 30, 2009 increased 2.0% to approximately $16,195,000 from approximately $15,879,000 for the six months ended June 30, 2008.
     Net sales for the six months ended June 30, 2009, in the photovoltaic installation, integration and product sales segment, decreased 3.2% to approximately $14,314,000 from approximately $14,783,000. The decrease in sales in this segment was attributable to the decrease in revenue from installation and integration sales due to delay in the renewal of the federal investment tax credit for solar power until the fourth quarter of 2008 and the general economic conditions making financing of these types of projects more difficult. The Company expects that installation and integration revenues will increase during subsequent quarters as the general economic conditions improve.
     Net sales in our franchise operations segment were approximately $47,000 for the six months ended June 30, 2009. There were no sales in our franchise operations segment for the six months ended June 30, 2008. The Company expects that franchise operation revenues will increase in subsequent quarters.
     Net sales for the six months ended June 30, 2009, in the cable, wire and mechanical assemblies segment, increased 67.3% to approximately $1,834,000 from approximately $1,096,000 for the year earlier comparative period. The increase is attributable to sales to one customer. This is the legacy segment of the Company’s business. The Company expects to continue to service the customers it has in this segment as it continues to develop its solar segment, but is not actively seeking new customers. Sales in this segment are expected to fluctuate from quarter to quarter during fiscal 2009.

Cost of Goods Sold
     Cost of goods sold were approximately $8,859,000 (85.1% of net sales) and approximately $8,663,000 (86.2% of net sales) for the three months ended June 30, 2009 and 2008, respectively.
     Cost of goods sold in the photovoltaic installation, integration and product sales segment was approximately $8,182,000 (89.2% of sales) for the three months ended June 30, 2009 compared to approximately $8,251,000 (87.7% of net sales) for the three months ended June 30, 2008. The increase in costs of goods sold as a percentage of sales over the comparative period is attributable to unabsorbed fixed costs associated with our construction operations offset by a decrease in solar cell prices. It is expected that our cost of goods sold as a percentage of sales will decrease as construction activities increase in subsequent quarters.
     Cost of goods sold in our franchise operations was approximately $7,000 (14.9% of net sales) for the three months ended June 30, 2009. There were no cost of goods sold in our franchise operations segment for the three months ended June 30, 2009 and 2008.
     Cost of goods sold in the cable, wire and mechanical assembly segment were approximately $670,000 (56.3% of net sales) for the three months ended June 30, 2009 compared to approximately $412,000 (64.8% of net sales) for the three months ended June 30, 2008. The decrease is attributable to a change in product mix during the quarter. The Company expects that margin will continue to vary with product mix in this segment.
     Cost of goods sold were approximately $14,007,000 (86.5% of net sales) and approximately $14,464,000 (91.1% of net sales) for the six months ended June 30, 2009 and 2008, respectively.
     Cost of goods sold in the photovoltaic installation, integration and product sales segment was approximately $13,000,000 (90.8% of sales) for the six months ended June 30, 2009 compared to approximately $13,694,000 (92.6% of net sales) for the six months ended June 30, 2008. The decrease in costs of goods sold as a percentage of sales over the comparative period is attributable to a decrease in solar cell prices. It is expected that this trend will continue in subsequent quarters.
     Cost of goods sold in our franchise operations was approximately $7,000 (14.9% of net sales) for the six months ended June 30, 2009. There were no cost of goods sold in our franchise operations segment for the six months ended June 30, 2009 and 2008.
     Cost of goods sold in the cable, wire and mechanical assembly segment were approximately $1,000,000 (54.5% of net sales) for the six months ended June 30, 2009 compared to approximately $770,000 (70.3% of net sales) for the six months ended June 30, 2008. The decrease is attributable to product mix. The Company expects that margin will continue to vary with product mix in this segment.
General and Administrative Expense
     General and administrative expense was approximately $2,134,000 and $2,545,000 for the three months ended June 30, 2009 and 2008, respectively, a decrease of 16.1.%. As a percentage of sales, general and administrative expense was 20.5% and 25.3% for the three months ended June 30, 2009 and 2008, respectively. The decrease in costs for the three months ended June 30, 2009 over the comparative period is primarily due to the decrease in bad debt expense. Significant elements of general and administrative expense for the three months ended June 30, 2009 were employee related expenses of approximately $1,090,000, professional and consulting fees of approximately $287,000, rent, telephone and utilities of approximately $169,000, travel and lodging of approximately $59,000, depreciation expense of approximately $111,000 and stock-based compensation expense of approximately $119,000. The Company expects that general and administrative expense will continue at the current rates in the future.
     General and administrative expense was approximately $4,436,000 and $4,675,000 for the six months ended June 30, 2009 and 2008, respectively, an decrease of 5.1.%. As a percentage of sales, general and administrative expense was 27.4% and 29.4% for the six months ended June 30, 2009 and 2008, respectively. The decrease in costs for the six months ended June 30, 2009 over the comparative period is primarily due to the decrease in professional fee expense. Significant elements of general and administrative expense for the six months ended June 30, 2009 were employee related expenses of approximately $2,204,000, professional and consulting fees of approximately $553,000, rent, telephone and utilities of approximately $344,000, travel and lodging of approximately $90,000, depreciation expense of approximately $223,000 and stock-based compensation expense of approximately $239,000. The Company expects that general and administrative expense will continue at the current rates in the future.

Sales, Marketing and Customer Service Expense
     Sales, marketing and customer service expense was $837,000 and $633,000 for the three months ended June 30, 2009 and 2008, respectively, an increase of 32.2%. As a percentage of sales, sales, marketing and customer service expense was 8.0% and 6.3%, respectively. The increase in sales, marketing and customer service expense over the comparative period was primarily due to a increase in employee costs due to increased sales staffing and increased customer care costs. Significant elements of sales, marketing and customer service expense for the three months ended June 30, 2009 were employee related expense of approximately $469,000, advertising expense of approximately $66,000, stock-based compensation expense of approximately $35,000, commission expense of approximately $40,000, rent, telephone and utilities of approximately $32,000, business development costs of approximately $47,000, customer care costs of approximately $11,000 and travel expenses of approximately $35,000. The Company expects that these costs will continue a similar rates in future periods.
     Sales, marketing and customer service expense was $1,635,000 and $1,191,000 for the six months ended June 30, 2009 and 2008, respectively, an increase of 37.3%. As a percentage of sales, sales, marketing and customer service expense was 10.1% and 7.5%, respectively. The increase in sales, marketing and customer service expense over the comparative period was primarily due to a increase in employee costs due to increased sales staffing and increased customer care costs. Significant elements of sales, marketing and customer service expense for the six months ended June 30, 2009 were employee related expense of approximately $913,000, advertising expense of approximately $115,000, stock-based compensation expense of approximately $69,000, commission expense of approximately $67,000, rent telephone and utilities of approximately $69,000, business development costs of approximately $70,000, customer care costs of approximately $80,000 and travel expenses of approximately $56,000. The Company expects that these costs will continue a similar rates in future periods.
Engineering, design and product management
     Engineering, design and product management expense was $193,000 and $135,000 for the three months ended June 30, 2009 and 2008, respectively. Significant elements of product development expense for the three months ended June 30, 2009 were employee related expense of approximately $121,000 and product certification and testing costs of approximately $61,000. The Company expects that product development costs will continue at their current rate in fiscal 2009 as it expands this activity.
     Engineering, design and product management expense was $399,000 and $268,000 for the six months ended June 30, 2009 and 2008, respectively. Significant elements of product development expense for the six months ended June 30, 2009 were employee related expense of approximately $234,000 and product certification and testing costs of approximately $143,000. The Company expects that product development costs will continue at their current rate in fiscal 2009 as it expands this activity.
Other Income / Expense
     Other expense, net, was approximately $21,000 for the three months ended June 30, 2009. Other income, net was approximately $23,000 for the three months ended June 30, 2008. Other expense included interest expense, net, for the three months ended June 30, 2009 of approximately $16,000 of interest paid on notes and capital leases offset by interest earned on cash balances of approximately $1,000 and other expense of approximately $6,000.
     Other expense, net, was approximately $35,000 for the six months ended June 30, 2009. Other income, net was approximately $37,000 for the six months ended June 30, 2008. Other expense included interest expense, net, for the three months ended June 30, 2009 of approximately $28,000 of interest paid on notes and capital leases offset by interest earned on cash balances of approximately $5,000 and other expense of approximately $12,000.
Income Tax Expense
     The Company provided income tax expense of approximately $3,000 and $3,000 for the three and six months ended June 30, 2009 and 2008, respectively. The Company is currently in a net loss position and has only provided for statutory minimum taxes.

Liquidity and Capital Resources
     A summary of the sources and uses of cash and cash equivalents is as follows:

	Six Months	Six Months
	Ended June 30,	Ended June 30,
(in thousands)	2009	2008

Net cash used in operating activities	$(2,096)	$(3,065)
Net cash used in investing activities	(17)	(269)
Net cash (used in) provided by financing activities	(448)	465

Net decrease in cash and cash equivalents	$(2,561)	$(2,869)

     As of June 30, 2009 and December 31, 2008, we had approximately $3,356,000 and $5,915,000 in cash and cash equivalents, respectively.
     Net cash used in operating activities of approximately $2,096,000 for the six months ended June, 2009 was primarily a result of a net loss of approximately $4,320,000, less non-cash items included in net loss, primarily depreciation of approximately $426,000 related to property and equipment, stock-based compensation expense of approximately $326,000 and bad debt expense of approximately $279,000. Also contributing to cash used in operating activities were an increase in our accounts receivable of approximately $4,310,000 as a result of increased sales with terms in our solar photovoltaic business segment, an increase in inventories of approximately $1,918,000 due to advance purchases of solar cells and material in our cable, wire and mechanical assembly segment, an increase in asset held for sale of approximately $138,000, an increase in accounts payable of approximately $7,836,000 resulting from purchase of solar cell on extended credit terms, an increase in deferred revenues of approximately $59,000 and a decrease in accrued liabilities of approximately $90,000 primarily from a decrease in accrued commission costs.
     Net cash used in investing activities of approximately $17,000 for the six months ended June 30, 2009 primarily relates to acquisition of property, plant and equipment.
     Net cash used in financing activities was approximately $448,000 for the six months ended June 30, 2009 and is comprised of approximately $273,000 from the increase in restricted cash held by our bank collateralizing ACH transactions and principal payments on notes and capital leases payable of approximately $175,000.
     In the short-term we do not expect any material change in the mix or relative cost of our capital resources. As of June 30, 2009, we had approximately $3,356,000 in cash and cash equivalents and approximately $800,000 of restricted cash collateralizing standby letters of credit we issued to support our capital lease and a financing obligation and ACH transactions of our subsidiary, Yes! Solar, Inc. Our focus will be to continue development and manufacturing of our solar modules and racking systems. We will continue to sell these products through our commercial, residential and international distribution channels.
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
     The Modified Agreement between the Company and Solyndra, Inc. is a contract for the sale of photovoltaic panels intended for large flat rooftops, optimized for high energy density production produced by Solyndra for Solar Power. The Modified Agreement as amended obligated the Company to purchase a specific quantity of solar panels over the four year term of the Modified Agreement or pay a cancellation penalty. The final selling price to the Company is dependent upon the price that Solyndra, Inc. sells the same product to other third-party customers and is expected to decline over the term of the agreement. On June 8, 2009, the Company signed a Second Amendment to Agreement for Sale of Photovoltaic Panels removing the requirement to purchase specific quantities of solar panels and removing the cancellation penalties.

     The current economic conditions of the U.S. market, coupled with reductions of solar incentives in Europe have presented challenges to us in generating the revenues and or margins necessary for us to generate positive working capital for our business. While our sales pipeline of solar system construction projects continues to grow, our revenues are largely dependent on third party financing for these projects. As a result, our revenues remain difficult to predict and we cannot assure current shareholders and potential investors that we will be successful in generating positive cash from operations. Knowing that revenues are unpredictable, our strategy has been to manage our spending tightly by maintaining a core group of employees in our China and U.S. offices, and to outsource the majority of our construction workforce. We plan to grow our residential sales channel through a licensed dealership distribution model in an effort to grow product revenue without significant company infrastructure investments. These strategies have allowed us to maintain a relatively constant run rate of spending while growing our revenues year over year.
     Over the past two years we have sustained losses from operations and have relied on equity financing to provide working capital. We have been actively working with additional potential investors to ensure that we have additional equity available to us as needed. In addition, we are working on sources of project financing as well as asset backed credit facilities. One of the largest single uses of working capital is solar cells used in manufacturing our solar modules. Over the last 6 months, positive changes in the market supply and lower pricing of silicon have allowed us to reduce the working capital required to build our product, and fund much of that working capital through extended payment terms with our vendors. This change in the market has allowed us to significantly reduce the amount of working capital required to maintain our inventory, and in some cases, allowed us to collect revenues from customers in advance of paying for direct materials.
     We believe the funds generated by the anticipated revenues of our operations, reductions in the working capital requirements of the business due to silicon pricing and terms, and potential funds available to us through debt and equity financing, are adequate to fund our anticipated cash needs through the next twelve months. We anticipate that we will retain all earnings, if any, to fund anticipated growth in the business.
Off-Balance Sheet Arrangements
     None

Item 4T.
Controls and Procedures
Evaluation of Disclosure Controls and Procedures
     Our management, with the participation and under the supervision of our principal executive officer and our principal financial officer, reviewed and evaluated the effectiveness of the design and operation of our disclosure controls and procedures, interim period three and six months ended June 30, 2009 covered by this report, as required by Securities Exchange Act Rule 13a-15, and concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed in our reports filed with the Securities and Exchange Commission pursuant to the Securities Exchange Act of 1934 is accumulated and communicated to management timely, including our principal executive officer and principal financial officer. Based on this evaluation, our principal executive officer and principal financial officer have concluded that, as of the end of the interim period covered by this report, our disclosure controls and procedures are effective to ensure that we record, process, summarize, and report information required to be disclosed in the reports we filed under the Securities Exchange Act of 1934 within the time periods specified by the Securities and Exchange Commission’s rules and regulations.
     During the three and six months ended June 30, 2009, there have been no changes in our internal controls over financial reporting, or to our knowledge, in other factors, that have materially affected, or are reasonably likely to materially affect our internal controls over financial reporting. We continue to enhance our internal controls over financial reporting, primarily by evaluating and enhancing our process and control documentation and increasing our systems security, in connection with our ongoing efforts to meet the requirements of Section 404 of the Sarbanes-Oxley Act of 2002. We discuss with and disclose these matters to the Audit Committee of our Board of Directors, our Board of Directors and our auditors.
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

SOLAR POWER, INC.

Date: August 13, 2009	/s/ Jeffrey G. Winzeler Jeffrey G. Winzeler,
Chief Financial Officer (Principal Accounting Officer and Principal Financial Officer)

Exhibit Index
31.1	Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes- Oxley Act of 2002