Form 10-Q
period 2009-09-30
Solar Power, Inc.
filed 2009-11-09
CIK 1210618

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10-Q

☑	Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2009

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 52,140,826 shares of $0.0001 par value common stock outstanding as of November 2, 2009.

PART I
FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
SOLAR POWER, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands except for share data)

	As of September	As of December
	30, 2009	31, 2008
	(unaudited)	(audited)

ASSETS
Current assets:
Cash and cash equivalents	$9,305	$5,915
Accounts receivable, net of allowance for doubtful accounts of $275 and $49 at September 30, 2009 and December 31, 2008, respectively	8,376	3,010
Costs and estimated earnings in excess of billings on uncompleted contracts	13,462	294
Inventories, net	5,930	4,665
Prepaid expenses and other current assets	1,026	771
Restricted cash	527	527

Total current assets	38,626	15,182

Goodwill	435	435
Restricted cash	273	—
Property, plant and equipment at cost, net	1,561	2,178

Total assets	$40,895	$17,795

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$17,175	$3,916
Accrued liabilities	4,316	3,058
Income taxes payable	248	248
Billings in excess of costs and estimated earnings on uncompleted contracts	81	160
Loans payable and capital lease obligations	331	342

Total current liabilities	22,151	7,724
Loans payable and capital lease obligations, net of current portion	65	311
Deferred revenue	—	125

Total liabilities	22,216	8,160

Commitments and contingencies	—	—

Stockholders’ equity
Preferred stock, par $0.0001, 20,000,000 shares authorized, none issued and outstanding at September 30, 2009 and December 31, 2008	—	—
Common stock, par $0.0001, 100,000,000 shares authorized 50.020,826 and 37,771,325 shares issued and outstanding at September 30, 2009 and December 31, 2008, respectively	5	4
Additional paid in capital	39,654	28,029
Accumulated other comprehensive loss	(222)	(222)
Accumulated deficit	(20,758)	(18,176)

Total stockholders’ equity	18,679	9,635

Total liabilities and stockholders’ equity	$40,895	$17,795

The accompanying notes are an integral part of these condensed financial statements

SOLAR POWER, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands except for share data)

	For the Three Months Ended		For the Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2009	2008	2009	2008
	(unaudited)	(unaudited)	(unaudited)	(unaudited)

Net Sales	$22,280	$19,629	$38,475	$35,509

Cost of goods sold	17,143	17,762	31,150	32,226

Gross profit	5,137	1,867	7,325	3,283

Operating expenses:

General and administrative	2,105	2,134	6,541	6,808

Sales, marketing and customer service	1,145	558	2,780	1,749

Engineering, design and product management	228	128	626	396

Total operating expenses	3,478	2,820	9,947	8,953

Operating income (loss)	1,659	(953)	(2,622)	(5,670)

Other income (expense):

Interest expense	(6)	(34)	(34)	(108)

Interest income	1	15	5	120

Other income, net	84	—	72	5

Total other income (expense)	79	(19)	43	17

Income (loss) before income taxes	1,738	(972)	(2,579)	(5,653)

Income tax expense	—	—	3	3

Net income (loss)	$1,738	$(972)	$(2,582)	$(5,656)

Net income (loss) per common share
Basic	$0.05	$(0.03)	$(0.07)	$(0.15)

Diluted	$0.04	$(0.03)	$(0.07)	$(0.15)

Weighted average number of common shares used in computing per share amounts
Basic	38,994,000	37,740,368	38,286,787	37,671,794

Diluted	39,201,234	37,740,368	38,286,787	37,671,794

The accompanying notes are an integral part of these condensed financial statements

SOLAR POWER, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	September 30,	September 30,
	2009 (unaudited)	2008 (unaudited)

Cash flows from operating activities:
Net loss	$(2,582)	$(5,656)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	638	512
Stock issued for services	7	22
Stock-based compensation expense	488	393
Bad debt expense	293	207
Loss on disposal of fixed assets	—	5
Changes in operating assets and liabilities:
Accounts receivable	(5,659)	(237)
Costs and estimated earnings in excess of billing on uncompleted contracts	(13,168)	1,888
Inventories	(1,263)	(816)
Prepaid expenses and other current assets	(255)	(445)
Accounts payable	13,047	(217)
Income taxes payable	—	(7)
Billings in excess of costs and estimated earnings on uncompleted contracts	(79)	648
Deferred revenue	(125)	—
Accrued liabilities	1,468	325

Net cash used in operating activities	(7,190)	(3,378)
Cash flows from investing activities:
Acquisitions of property, plant and equipment	(21)	(651)

Net cash used in by investing activities	(21)	(651)
Cash flows from financing activities:
Proceeds from issuance of common stock	11,131	69
Costs related to share registration	—	(14)
Restricted cash collateralizing letters of credit and ACH transactions	(273)	1,668
Principal payments on notes and capital leases payable	(257)	(256)
Net payments on line of credit	—	(931)

Net cash provided by financing activities	10,601	536

Increase (decrease) in cash and cash equivalents	3,390	(3,493)
Cash and cash equivalents at beginning of period	5,915	6,840
Effect of exchange rate changes on cash	—	(5)

Cash and cash equivalents at end of period	$9,305	$3,342

Supplemental disclosure of cash flow information:
Cash paid for interest	$34	$87

Cash paid for income taxes	$3	$5

The accompanying notes are an integral part of these condensed financial statements

SOLAR POWER, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
1. Description of Business and Basis of Presentation
Description of Business
     Solar Power, Inc. and its subsidiaries, (collectively the “Company”) engage in sales, installation and integration of photovoltaic systems, markets it’s branded Yes! Solar SolutionsTM product line through a distributor network and manufactures and sells solar panels and related hardware and cable, wire and mechanical assemblies.
     Our revenue was derived from the sale, installation and integration of photovoltaic systems, sales from our manufactured solar panels, including balance-of-system products, and cable, wire and mechanical assemblies.
Basis of Presentation
     The accompanying condensed consolidated financial statements are unaudited and have been prepared in accordance with generally accepted accounting principles for interim financial information. They should be read in conjunction with the financial statements and related notes to the financial statements of Solar Power, Inc. for the years ended December 31, 2008 and 2007 appearing in the Company’s Form 10-K filed with the Securities and Exchange Commission on March 24, 2009. The September 30, 2009 and 2008 unaudited interim condensed consolidated financial statements on Form 10-Q have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) for smaller reporting companies. Certain information and note disclosures normally included in the annual financial statements on Form 10-K have been condensed or omitted pursuant to those rules and regulations, although the Company’s management believes the disclosures made are adequate to make the information presented not misleading. In the opinion of management, all adjustments, consisting of normal recurring accruals, necessary for a fair presentation of the results of operation for the interim periods presented have been reflected herein. The results of operations for the interim periods are not necessarily indicative of the results to be expected for the entire year.
     The consolidated financial statements include the accounts of Solar Power, Inc., and its subsidiaries. Intercompany balances, transactions and cash flows are eliminated on consolidation.
2. Summary of Significant Accounting Policies
     Cash and cash equivalents — Cash and cash equivalents include cash on hand, cash accounts and interest bearing savings accounts. At times, cash balances may be in excess of FDIC insurance limits. The Company has not experienced any losses with respect to bank balances in excess of government provided insurance. At September 30, 2009 and December 31, 2008, the Company held approximately $9,924,000 and $5,213,000 in bank balances in excess of the insurance limits.
     Inventories — Beginning on January 1, 2009, inventories are stated at the lower of cost or market, determined by the first in first out cost method. Prior to January 1, 2009, inventories were determined using the weighted average cost method. The conversion to first in first out cost method had no material effect on the financial statements for the three and nine months ended September 30, 2009 as compared to the three and nine months ended September 30, 2008. Work-in-progress and finished goods inventories consist of raw materials, direct labor and overhead associated with the manufacturing process. Provisions are made for obsolete or slow-moving inventory based on management estimates. Inventories are written down based on the difference between the cost of inventories and the net realizable value based upon estimates about future demand from customers and specific customer requirements on certain projects.
     Anti-dilutive Shares — FASB Accounting Standards Codification (ASC) 260 (SFAS No. 128, “Earnings Per Share,”) provides for the calculation of basic and diluted earnings per share. Basic earnings per share is computed by dividing income attributable to common shareholders by the weighted-average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution of securities by adding other common stock equivalents, including common stock options, warrants, and restricted common stock, in the weighted average number of common shares outstanding for a period, if dilutive. Potentially dilutive securities are excluded from the computation if their effect is anti-dilutive. For the three months ended September 30, 2009 207,234 shares of common stock equivalents were included in the computation of diluted earnings per share. For the three months ended September 30, 2009, 207,234 shares of common stock equivalents were included in the computation of diluted earnings per share. For the three months ended September 30, 2008, 233,738 shares of common stock equivalents were excluded from the computation of diluted earnings per share, since their effect would be anti-dilutive. For the nine months ended September 30, 2009 and 2008, 207,234 and 233,738 shares of common stock equivalents, respectively were excluded from the computation of diluted earnings per share, since their effect would be anti-dilutive.
     The following table illustrates the computation of the weighted average shares outstanding used in computing earnings per share in our financial statements:

	Three Months Ended		Six Months Ended
	September 30,	September	September	September
	2009	30, 2008	30, 2009	30, 2008
Weighted Average Shares Outstanding
Basic	38,994,000	3,740,368	38,286,787	37,671,794
Dilutive effect of warrants outstanding	32,088	—	—	—
Dilutive effect of warrants stock options outstanding	175,146	—	—	—

Diluted	39,201,234	3,740,368	38,286,787	37,671,794

     Plant and equipment — Property, plant and equipment is stated at cost including the cost of improvements. Maintenance and repairs are charged to expense as incurred. Depreciation and amortization are provided on the straight line method based on the estimated useful lives of the assets as follows:

Plant and machinery	5 years
Furniture, fixtures and equipment	5 years
Computers and software	3 — 5 years
Equipment acquired under capital leases	3 — 5 years
Automobiles	3 years
Leasehold improvements	the shorter of asset life on initial lease term
     Goodwill — Goodwill is the excess of purchase price over the fair value of net assets acquired. The Company applies FASB ASC 350-20 (Statement of Financial Accounting Standards No. 142 “Goodwill and Other Intangible Assets”), which requires the carrying value of goodwill to be evaluated for impairment on an annual basis, using a fair-value-based approach. No impairment of goodwill has been identified during any of the periods presented.
     Revenue recognition — The Company’s three primary business segments include photovoltaic installation, integration and sales, franchise/product distribution operations and cable, wire and mechanical assemblies.
     Photovoltaic installation, integration and sales — In our photovoltaic systems installation, integration and product sales segment, revenue on product sales is recognized when there is evidence of an arrangement, title and risk of ownership have passed (generally upon delivery), the price to the buyer is fixed or determinable and collectability is reasonably assured. Customers do not have a general right of return on products shipped therefore we make no provisions for returns. During the nine months ended September 30, 2009 and 2008, the Company did recognize one product sale on a bill and hold arrangement in each period. In the 2009 instance, the customer requested that we store product to combine with a subsequent order in order to reduce their transportation costs. In the 2008 instance the customer did not have sufficient facilities to store the product and asked that we store the product for them. Since all criteria for revenue recognition had been met the Company recognized revenue on these sales.
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
     Franchise/product distribution operations — The Company began selling franchise territories in fiscal 2008. The Company did not recognize any franchise revenue in its fiscal 2008 financial statements. For the three and nine months ended September 30, 2009, the Company recognized approximately $169,000 in franchise/distribution revenue consisting of approximately $160,000 in product sales, $7,000 in royalty revenue and $2,000 in franchise fee revenue. The Company has adopted the provisions of FASB ASC 952 (Statement of Financial Accounting Standards No. 45 (as amended) “Accounting for Franchise Fee Revenue”) which requires that revenue shall be recognized when all the material services or conditions relating to the sale have been substantially met. At September 30, 2009 the Company had $320,000 in inventory deposits included in its financial statements from franchisees. Deferred revenue and deposits as of December 31, 2008 were reclassified to conform to the current period presentation. During August and September 2009, the Company terminated all existing franchise agreements and will no longer be seeking new franchisees. The Company has entered into arrangements with most of its former franchisees in which they will distribute our Yes! Solar SolutionsTM branded products. Costs associated with the termination of franchise agreements were approximately $258,000 and were recorded in the financial statements under the sales, marketing and customer service classification. In addition the Company expects to seek potential distributors for this product line. The Company does not expect that the change from a franchise to a distributor model will have a material effect on operating income. The Company will continue its significant involvement in the product distribution operations of the segment. Therefore, the Company did not treat the segment as a discontinued operation.
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
     Allowance for doubtful accounts — The Company regularly monitors and assesses the risk of not collecting amounts owed to the Company by customers. This evaluation is based upon a variety of factors including: an analysis of amounts current and past due along with relevant history and facts particular to the customer. It requires the Company to make significant estimates, and changes in facts and circumstances could result in material changes in the allowance for doubtful accounts. At September 30, 2009 and December 31, 2008 the Company has recorded an allowance of approximately $275,000 and $49,000, respectively.
     Stock-based compensation — The Company accounts for stock-based compensation under the provisions of FASB ASC 718 (Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment.”) which requires the Company to measure the stock-based compensation costs of share-based compensation arrangements based on the grant-date fair value and generally recognizes the costs in the financial statements over the employee requisite service period. Stock-based compensation expense for all stock-based compensation awards granted was based on the grant-date fair value estimated in accordance with the provisions of FASB ASC 718.
     Shipping and handling cost — Shipping and handling costs related to the delivery of finished goods are included in cost of goods sold. During the three months ended September 30, 2009 and 2008, shipping and handling costs expensed to cost of goods sold were approximately $305,000 and $181,000, respectively. During the nine months ended September 30, 2009 and 2008, shipping and handling costs expensed to cost of goods sold were approximately $575,000 and $428,000, respectively.
     Advertising costs — Costs for newspaper, television, radio, and other media and design are expensed as incurred. The Company expenses the production costs of advertising the first time the advertising takes place. The costs for this type of advertising were approximately $39,000 and $81,000 during the three months ended September 30, 2009 and 2008, respectively. The costs for this type of advertising were approximately $155,000 and $233,000 during the nine months ended September 30, 2009 and 2008, respectively.
     Product warranties — We offer the industry standard of 20 years for our solar modules and industry standard five (5) years on inverter and balance of system components. Due to the warranty period, we bear the risk of extensive warranty claims long after we have shipped product and recognized revenue. In our cable, wire and mechanical assemblies business, historically our warranty claims have not been material. In our solar photovoltaic business our greatest warranty exposure is in the form of product replacement. Until the third quarter of fiscal 2007, the Company purchased its solar panels from third-party suppliers and since the third-party warranties are consistent with industry standards we considered our financial exposure to warranty claims immaterial. Certain photovoltaic construction contracts entered into during the year ended December 31, 2007 included provisions under which the Company agreed to provide warranties to the buyer, and during the quarter ended September 30, 2007, the Company began installing its own manufactured solar panels. As a result, the Company recorded the provision for the estimated warranty exposure on these contracts within cost of sales. Since the Company does not have sufficient historical data to estimate its exposure, we have looked to historical data reported by other solar system installers and manufacturers. In our cable, wire and mechanical assemblies business our current standard product warranty for our mechanical assembly product ranges from one to five years. The Company has recorded a warranty provision of approximately $138,000 and $339,000 for the three months ended September 30, 2009 and 2008, respectively. The Company has recorded a warranty provision of approximately $364,000 and $526,000 for the nine months ended September 30, 2009 and 2008, respectively.
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
     Aggregate net foreign currency transaction losses included in the income statement was approximately $7,000 and $7,000 for the three months ended September 30, 2009 and 2008, respectively. Aggregate net foreign currency transaction losses included in the income statement was approximately $17,000 for the nine months ended September 30, 2009. Aggregate net foreign currency gains included in the income statement was approximately $242,000 for the nine months ended September 30, 2008.

     Comprehensive income (loss) — FASB ASC 220 (Statement of Financial Accounting Standards No. 130, “Reporting Comprehensive Income,”) establishes standards for reporting comprehensive income and its components in a financial statement that is displayed with the same prominence as other financial statements.
     Comprehensive income, as defined, includes all changes in equity during the period from non-owner sources. Examples of items to be included in comprehensive income, which are excluded from net income, include foreign currency translation adjustments and unrealized gain (loss) of available-for-sale securities. For the three months ended September 30, 2009, comprehensive income was $1,738,000 (composed of a net income of approximately $1,738,000 and a foreign currency translation loss of $0) and for the three months ended September 30, 2008, the comprehensive loss was $1,178,000 (composed of a net loss of approximately $972,000 and a foreign currency translation loss of $206,000). For the nine months ended September 30, 2009, and 2008, comprehensive loss was $2,582,000 (composed of a net loss of approximately $2,582,000 and a foreign currency translation loss of $0) and approximately $5,951,000 (composed of a net loss of approximately $5,656,000 and a foreign currency translation adjustment of approximately $295,000), respectively.
     Post-retirement and post-employment benefits — The Company’s subsidiaries which are located in the People’s Republic of China contribute to a state pension scheme on behalf of its employees. The Company recorded approximately $13,000 and $21,000 for expense related to its pension contribution for the three months ended September 30, 2009 and 2008, respectively. The Company recorded approximately $49,000 and $55,000 in expense related to its pension contributions for the nine months ended September 30, 2009 and 2008, respectively. Neither the Company nor its subsidiaries provide any other post-retirement or post-employment benefits.
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
3. Recently Issued Accounting Pronouncements
     The Financial Accounting Standards Board (“FASB”) implemented the FASB Accounting Standards Codification (the “Codification”) effective July 1, 2009. The Codification has become the source of authoritative GAAP recognized by FASB to be applied to nongovernmental entities. Rules and interpretive releases of the Securities and Exchange Commission (“SEC”) under authority of federal securities law are also sources of authoritative GAAP for SEC registrants, including the Company. On the effective date of the Codification, the Codification superseded all then-existing non-SEC accounting and reporting standards. All other non-grand-fathered non-SEC accounting literature not included in the Codification has become non-authoritative.
     Following the effective date of the Codification, FASB will not release new standards in the form of Statements, FASB Staff Positions, or Emerging Issues Task Force abstracts, but instead will issue Accounting Standards Updates (“ASU’s”). ASU’s will not be considered authoritative in their own right, but will serve only to update the Codification, provide background information about the guidance in the Codification, and provide the basis for the conclusions on the changes in the Codification.
     In March 2008, the Financial Accounting Standards Board (“FASB”) issued FASB ASC 815 (SFAS No. 161, “Disclosures about Derivatives Instruments and Hedging Activities, an Amendment of FASB Statement No. 133.) FASB ASC 815 requires enhanced disclosures about a company’s derivative and hedging activities. SFAS No. 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. The adoption of FASB ASC 815 did not have a material impact on results of operations, cash flows or financial position.
     In April 2008, the Financial Accounting Standards Board (“FASB”) issued FASB ASC 350 (FASB Staff Position (FSP) FAS No. 142-3, “Determination of the Useful Life of Intangible Assets.”) The FASB ASC 350 amends the factors an entity should consider in developing renewal or extension assumptions used in determining the useful life of recognized intangible assets under FASB ASC 350 (SFAS No. 142, “Goodwill and Other Intangible Assets.”) The FASB ASC 350 must be applied prospectively to intangible assets acquired after the effective date. The Company will apply the guidance of the FASB ASC 350 to intangible assets acquired after January 1, 2009. For the nine months ended September 30, 2009, there were no intangible assets acquired. The Company’s adoption did not have a material impact on its financial position, results of operations, or cash flows.
     In June 2008, the FASB ratified FASB ASC 815 (EITF Issue 07-5 (EITF 07-5), “Determining Whether an Instrument (or an Embedded Feature) Is Indexed to an Entity’s Own Stock.”) FASB ASC 815 provides that an entity should use a two step approach to evaluate whether an equity-linked financial instrument (or embedded feature) is indexed to its own stock, including evaluating the instrument’s contingent exercise and settlement provisions. It also clarifies on the impact of foreign currency denominated strike prices and market-based employee stock option valuation instruments. FASB ASC 815 is effective for fiscal years beginning after December 15, 2008, and interim periods within those years. The adoption of FASB ASC 815 did not have a material effect on our consolidated financial statements.
     In May 2009, the FASB issued FASB ASC 470 (Staff Position No. APB 14-1 “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement)”). FASB ASC 470 clarifies that convertible debt instruments that may be settled in cash upon conversion (including partial cash settlement) are not addressed by paragraph 12 of APB Opinion No. 14, “Accounting for Convertible Debt and Debt Issued with Stock Purchase Warrants”. Additionally, this FASB ASC 470 specifies that issuers of such instruments should separately account for the liability and equity components in a manner that will reflect the entity’s nonconvertible debt borrowing rate when interest cost is recognized in subsequent periods. This FASB ASC 470 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. The adoption of FASB ASC 470 did not have a material effect on our consolidated financial statements.
     In April 2009, FASB issued FASB ASC 825 and FASB ASC 270, “(FSP 107-1 and APB 28-1 Interim Disclosures about Fair Value of Financial Instruments”) which increase the frequency of fair value disclosures to a quarterly instead of annual basis. The guidance relates to fair value disclosures for any financial instruments that are not currently reflected on an entity’s balance sheet at fair value. FASB ASC 825 and FASB ASC 270 are effective for interim and annual periods ending after June 15, 2009. The adoption of

FASB ASC 825 and FASB ASC 470 did not have a material impact on results of operations, cash flows or financial position
     In May 2009, FASB issued FASB ASC 855 (SFAS No. 165, “Subsequent Events”) which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. In particular, FASB ASC 855 sets forth (a) the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, (b) the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements, and (c) the disclosures that an entity should make about events or transactions that occurred after the balance sheet date. FASB ASC 855 is effective for interim or annual financial reporting periods ending after June 15, 2009. The adoption of FASB ASC 855 did not have a material impact on results of operations, cash flows or financial position.
     In June 2009, FASB issued FASB ASC 105 (SFAS No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles — a replacement of FASB Statement No. 162”). The objective of FASB ASC 105 is to establish the FASB Accounting Standards Codification (“ASC”) as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with accounting principles generally accepted in the United States (“GAAP”). FASB ASC 105 is effective for interim and annual financial reporting periods ending after September 15, 2009. The adoption of FASB ASC 105 did not have a material impact on results of operations, cash flows or financial position.
     In June 2009, FASB issued FASB ASC 860 (SFAS No. 166, “Accounting for Transfers of Financial Assets-an amendment of FASB Statement No. 140”). FASB ASC 860 applies to all entities and is effective for annual financial periods beginning after November 15, 2009 and for interim periods within those years. Earlier application is prohibited. A calendar year-end company must adopt this statement as of January 1, 2010. This statement retains many of the criteria of FASB ASC 860 (FASB 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities”) to determine whether a transfer of financial assets qualifies for sale accounting, but there are some significant changes as discussed in the statement. Its disclosure and measurement requirements apply to all transfers of financial assets occurring on or after the effective date. Its disclosure requirements, however, apply to transfers that occurred both before and after the effective date. In addition, because FASB ASC 860 eliminates the consolidation exemption for Qualifying Special Purpose Entities, a company will have to analyze all existing QSPEs to determine whether they must be consolidated under FASB ASC 810. The Company does not anticipate the adoption of FASB ASC 105 to have a material impact on results of operations, cash flows or financial position.
     In June 2009, FASB issued FASB ASC 810 (SFAS No. 167, “Amendments to FASB Interpretation No. 46(R)”). FASB ASC 810 applies to FASB ASC 105 entities and is effective for annual financial periods beginning after November 15, 2009 and for interim periods within those years. Earlier application is prohibited. A calendar year-end company must adopt this statement as of January 1, 2010. The Company does not anticipate the adoption of FASB ASC 105 to have a material impact on results of operations, cash flows or financial position.
     In August 2009, the FASB issued ASU 2009-05, “Measuring Liabilities at Fair Value”. ASU 2009-05 applies to all entities that measure liabilities at fair value within the scope of FASB ASC 820, “Fair Value Measurements and Disclosures”. ASU 2009-05 is effective for the first reporting period (including interim periods) beginning after issuance, October 1, 2009 for the Company. The Company does not anticipate the adoption of SFAS 168 to have a material impact on results of operations, cash flows or financial position.
     In October 2009, the FASB ratified FASB ASC 605-25 (the EITF’s final consensus on Issue 08-1, “Revenue Arrangements with Multiple Deliverables”). ASC 605-25 is effective for fiscal years beginning on or after June 15, 2010. Earlier adoption is permitted on a prospective or retrospective basis. The Company does not anticipate the adoption of FASB ASC 105 to have a material impact on results of operations, cash flows or financial position.
4. Inventories
     Inventories consisted of the following (in thousands):

	September 30,	December 31,
	2009	2008
	(unaudited)	(audited)

Raw material	$3,360	$2,184
Finished goods	2,600	2,538
Work in process	44	—
Provision for obsolete stock	(74)	(57)

	$5,930	$4,665

5. Prepaid Expenses and Other Current Assets
     Prepaid expenses and other current assets consisted of the following (in thousands):

	September 30,	December 31,
	2009	2008
	(unaudited)	(audited)

Rental, equipment and utility deposits	$154	$274
Recoverable VAT	392	—
Supplier deposits	57	158
Insurance	244	127
Advertising	105	124
Other	74	88

	$1,026	$771

6. Property, Plant and Equipment
     Property, plant and equipment consisted of the following (in thousands):

	September 30,	December 31,
	2009	2008
	(unaudited)	(audited)

Plant and machinery	$668	661
Furniture, fixtures and equipment	343	260
Computers and software	681	754
Equipment acquired under capital leases	709	709
Trucks	246	246
Leasehold improvements	556	610

Total cost	3,203	3,240
Less: accumulated depreciation	(1,642)	(1,062)

	$1,561	$2,178

     Depreciation expense for the three months ended September 30, 2009 and 2008 was approximately $212,000 and $180,000, respectively. Depreciation expense for the nine months ended September 30, 2009 and 2008 was approximately $638,000 and $512,000, respectively.
7. Accrued Liabilities
     Accrued liabilities consisted of the following (in thousands):

	September 30,	December 31,
	2009	2008
	(unaudited)	(audited)

Accrued payroll and related costs	$575	$782
Sales tax payable	706	258
Accrued commission	203	—
Warranty reserve	1,107	743
Customer deposits	1,083	943
Insurance premium financing	211	101
Accrued construction costs	—	162
Other	431	69

	$4,316	$3,058

8. Stockholders’ Equity
     On September 23, 2009, we completed the first closing of a private placement of 12,077,000 shares of restricted common stock at a purchase price of $1.00 per share to 30 accredited investors. The shares were offered and sold by us in reliance on Section 506 of Regulation D of the Securities Act, and comparable exemptions for sales under state securities laws. Subsequent to the quarter end we completed a second close on a private placement of an additional 2,000,000 shares of restricted common stock at a purchase price of

$1.00 per share to one additional accredited investor who could not complete the required paperwork in time to be included in the first closing on September 23, 2009. The shares were offered and sold by us in reliance on Section 506 of Regulation D of the Securities Act, and comparable exemptions for sales under state securities laws.
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
9. Income Taxes
     Pursuant to FASB ASC 740 (Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes,”) income taxes are recorded based on current year amounts payable or refundable, as well as the consequences of events that give rise to deferred tax assets and liabilities. We base our estimate of current and deferred taxes on the tax laws and rates that are currently in effect in the appropriate jurisdiction. Changes in laws or rates may affect the current amounts payable or refundable as well as the amount of deferred tax assets or liabilities.
10. Stock-based Compensation
     The Company accounts for stock compensation expense under the provisions of FASB ASC 718 (Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment.”) which requires the Company to measure the stock-based compensation costs of share-based compensation arrangements based on the grant-date fair value and recognizes the costs in the financial statements over the employee requisite service period. Stock-based compensation expense for all stock-based compensation awards granted was based on the grant-date fair value estimated in accordance with the provisions of FASB ASC 718.
     The following table summarizes the consolidated stock-based compensation expense, by type of awards for the three and nine months ended September 30, 2009 and 2008 (in thousands):

	For Three Months Ended		For Nine Months Ended
	September	September	September	September
	30, 2009	30, 2008	30, 2009	30, 2008

Employee stock options	$117	$114	$349	$309
Stock grants	45	39	139	84

Total stock-based compensation expense	$162	$153	$488	$393

     The following table summarizes the consolidated stock-based compensation by line item for the three and nine months ended September 30, 2009 and 2008 (in thousands):

	For Three Months Ended		For Nine Months Ended
	September	September	September	September 30,
	30, 2009	30, 2008	30, 2009	2008

General and administrative	$117	$149	$356	$373
Sales, marketing and customer service	36	3	105	18
Engineering, design and product management	9	1	27	2

Total stock-based compensation expense	162	153	488	393
Tax effect on stock-based compensation expense	—	—	—	—

Total stock-based compensation expense after taxes	$162	$153	$488	$393

Effect on net income (loss) per share: Basic and diluted	$0.00	$0.00	($0.01)	($0.01)

     As stock-based compensation expense recognized in the consolidated statements of operations is based on awards ultimately expected to vest, FASB ASC 718 requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. The Company estimated its forfeiture rate at 7.8% and 7.5% for the nine months ended September 30, 2009 and 2008, respectively.

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
     Expected Term — The Company’s expected term represents the period that the Company’s stock-based awards are expected to be outstanding. For awards granted subject only to service vesting requirements, the Company utilizes the simplified method under the provisions of FASB ASC 718-10-S99-1 (Staff Accounting Bulletin No. 107 (“SAB 107”)) for estimating the expected term of the stock-based award, instead of historical exercise data. For its performance-based awards, the Company has determined the expected term life to be 5 years based on contractual life, the seniority of the recipient and absence of historical data on the exercise of such options.
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
     During the nine months ended September 30, 2009, the Company granted 414,500 service-based options fair-valued between $0.37 and $0.46 using the Black-Scholes-Merton model and 162,501 restricted stock grants fair-valued at $0.60 using the closing price of the Company’s common stock at the date of grant. The vesting of the service-based option will occur over a four-year period beginning one year from the date of grant. During the nine months ended September 30, 2008, the Company granted 553,000 service-based options fair-valued between $0.69 and $1.50 using the Black-Scholes-Merton model and 63,367 restricted stock grants fair-valued between $1.30 and $3.45 using the closing price of the Company’s common stock at the date of grant. The Company recorded approximately $488,000 and $393,000 in stock-based compensation expense related to these grants during the nine months ended September 30, 2009 and 2008, respectively.
     Assumptions used in the determination of the fair value of share-based payment awards using the Black-Scholes-Merton model for stock option grants during the nine months ended September 30, 2009 and 2008 were as follows:

	2009	2008
	Service-based	Service-based

Expected term	3.75	3.25 – 3.75
Risk-free interest rate	1.72%	2.65 – 2.74%
Volatility	88%	75%
Dividend yield	0%	0%
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
     At September 30, 2009 there were approximately 4,714,842 shares available to be issued under the plan (9% of the outstanding shares of 50,020,826 plus outstanding warrants of 2,366,302). There were 3,174,518 options and restricted shares issued under the Plan, 87,445 options have been exercised and 1,452,879 shares are available to be issued.
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
     The following table summarizes the Company’s stock option activities for the three and nine month periods ended March 31, 2009, June 30, 2009, and September 30, 2009:

			Weighted-
		Weighted-	Average
		Average	Remaining	Aggregate
		Exercise Price	Contractual	Intrinsic Value
	Shares	Per Share	Term	($000)

Outstanding December 31, 2008	2,356,900	1.28	3.61	—
Granted	414,500	0.74	5.00	—
Exercised	—	—	—	—
Forfeited	(7,500)	1.00	—	—

Outstanding March 31, 2009	2,763,900	1.20	3.48	—
Granted	—	—	—	—
Exercised	—	—	—	—
Forfeited	(8,500)	0.88	—	—

Outstanding June 30, 2009	2,755,400
Granted	—	—	—	—
Exercised	—	—	—	—
Forfeited	(56,750)	0.97	—	—

Outstanding September 30, 2009	2,698,650	$1.19	2.61	$53,973

Exercisable September 30, 2009	1,417,316	$1.20	2.24	$45,219

     The weighted-average grant-date fair value of options granted during the three months ended September 30, 2009 and 2008 was $0 and $0, respectively. The weighted-average grant-date fair value of options granted during the nine months ended September 30, 2009 and 2008 was $0.74 and $1.10, respectively.
     The following table summarizes the Company’s restricted stock activities:

Shares
Outstanding as of December 31, 2008	313,367
Granted	162,501
Exercised	—
Forfeited	—

Outstanding as of March 31, 2009	475,868
Granted	—
Exercised	—

Shares
Forfeited	—

Outstanding as of June 30, 2009	475,868
Granted	—
Exercised	—
Forfeited	—

Outstanding as of September 30, 2009	475,868

Vested as of September 30, 2009	450,868

     Changes in the Company’s non-vested stock options are summarized as follows:

	Service-based Options		Performance-based Options		Restricted Stock
		Weighted-				Weighted-
		Average		Weighted-		Average
		Grant		Average		Grant
		Date Fair		Grant Date		Date Fair
		Value Per		Fair Value		Value Per
	Shares	Share	Shares	Per Share	Shares	Share

Non-vested as of December 31, 2008	1,124,334	$0.84	50,000	$0.73	75,000	$1.20
Granted	414,500	0.42	—		162,501	0.60
Vested	(75,000)	1.44	—		(162,501)	0.60
Forfeited	(7,500)	1.00	—		—	—

Non-vested as of March 31, 2009	1,456,334	1.03	50,000	0.73	75,000	1.20
Granted	—		—		—	—
Vested	(100,500)	0.69	—		—	—
Forfeited	(8,500)	1.00	—		—	—

Non-vested as of June 30, 2009	1,347,334	0.76	50,000	0.73	75,000	1.20
Granted	—	—	—	—	—	—
Vested	(59,250)	0.66	—	—	(50,000)	1.30
Forfeited	(56,750)	0.61	—	—	—	—

Non-vested as of September 30, 2009	1,231,334	$0.72	50,000	$0.73	25,000	$1.00

     As of September 30, 2009, there was approximately $642,000, $8,000 and $47,000 of unrecognized compensation cost related to non-vested service-based options, performance-based options and restricted stock grants, respectively. The cost is expected to be recognized over a weighted-average of 3.25 years for service-based options and restricted stock grants and 1.0 years for performance-based options. During the three and nine months ended September 30, 2009 there were no changes to the contractual life of any fully vested options.
     11. Commitments and Contingencies
     Letters of Credit — At September 30, 2009, the Company had outstanding standby letters of credit of approximately $275,400 as collateral for its capital lease and a retailer program agreement. The standby letters of credit are issued for a term of one year, maturing in November 2009 and September 2010. Our bank has restricted approximately $527,000 of our cash as collateral for these letters of credit.
     Guarantee of Performance — The Company has entered into a guarantee of the financial performance for its wholly owned subsidiary, Yes! Solar, Inc. (“Yes!”) in conjunction with the submission of Yes! Solar, Inc’s. Uniform Franchise Disclosure Document (“UFDD”) to the California Department of Corporations. The Company plans to withdraw the UFDD upon completion of the settlement agreements with its former franchisees.
     Financing Agreement — On December 13, 2007, the Company and its wholly-owned subsidiary, Yes entered into a Retailer

Program Agreement (the “Agreement”) with GE Money Bank to provide to Yes! retail customers a vehicle to finance solar systems purchased from Yes!. The agreement provides that the Company will provide a standby letter of credit equal to the greater of $50,000 or one percent of sales under the Agreement. A standby letter of credit in the amount of $50,000 was issued on November 14, 2008 as a condition to the execution of the Agreement. The term of the letter of credit is for one year. As of September 30, 2009 there have been no sales under this Agreement.
     Operating leases — The Company leases premises under various operating leases. Rental expense under operating leases included in the statement of operations was approximately $184,000 and $185,000 for the three months ended September 30, 2009 and 2008, respectively. Rental expense under operating leases included in the statement of operations was approximately $570,000 and $698,000 for the nine months ended September 30, 2009 and 2008, respectively.
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
     Restricted Cash — On March 25, 2009, our bank restricted an additional $273,000 as collateral for Automatic Clearing House transactions related to our franchise/distribution operations.
      Accounts Payable – At September 30, 2009 our trade accounts payable was approximately $17,100,000, an increase of approximately $13,200,000 over the comparable period, December 31, 2008. The increase is primarily attributable to standard credit terms being extended to the Company by its solar cell vendors. In 2008, the Company was required to pay cash in advance for solar cells.
12. Operating Risk
     Concentrations of Credit Risk and Major Customers — A substantial percentage of the Company’s net revenue comes from sales made to a small number of customers and are typically sold on an open account basis. Details of customers accounting for 10% or more of total net sales for the nine months ended September 30, 2009 and 2008, respectively is as follows (in thousands):

Customer	2009	2008

Conergy / Sun Technics	$6,473	$22,486
IX Energy	—	4,502
ENE Energy	—	4,150
Solar Tax Partners 1	13,163	—
     Details of customers representing 10% or more of accounts receivable balances and costs and estimated earnings in excess of billings on uncompleted contracts at September 30, 2009 and 2008, respectively are (in thousands):

Customer	2009	2008

Conergy / Sun Technics	$—	$1,387
Bayer & Raach GmbH	2,664	—
Siemens Transportation	—	1,138
Solar Tax Partners 1	13,163	—
     Product Warranties — We offer the industry standard of 20 years for our solar modules and industry standard five (5) years on inverter and balance of system components. Due to the warranty period, we bear the risk of extensive warranty claims long after we have shipped product and recognized revenue. In our cable, wire and mechanical assemblies business, historically our warranty claims have not been material. In our solar photovoltaic business our greatest warranty exposure is in the form of product replacement. Until the third quarter of fiscal 2007, the Company purchased its solar panels from third-party suppliers and since the third-party warranties are consistent with industry standards we considered our financial exposure to warranty claims immaterial. Certain photovoltaic construction contracts entered into during the year ended December 31, 2007 included provisions under which the Company agreed to provide warranties to the buyer, and during the quarter ended September 30, 2007, the Company began installing its own manufactured solar panels. As a result, the Company recorded the provision for the estimated warranty exposure on these contracts within cost of sales. Since the Company does not have sufficient historical data to estimate its exposure, we have looked to historical data reported by other solar system installers and manufacturers. In our cable, wire and mechanical assemblies business our current standard product warranty for our mechanical assembly product ranges from one to five years. The Company has recorded a warranty provision of approximately $138,000 and $339,000 for the three months ended September 30, 2009 and 2008, respectively. The Company has recorded a warranty provision of approximately $364,000 and $526,000 for the nine months ended September 30, 2009 and 2008, respectively.
13. Fair Value of Financial Instruments
     The fair value of financial instruments is the amount at which the instrument could be exchanged in an orderly transaction between market participants to sell the asset or transfer the liability. In accordance with FASB ASC 820 (SAS No. 157 “Fair Value Measurements”), the Company uses fair value measurements based on quoted prices in active markets for identical assets or liabilities (Level 1), significant other observable inputs (Level 2) or unobservable inputs for assets or liabilities (Level 3), depending on the nature of the item being valued. The following disclosure are made in accordance with FASB ASC 820 (FASB Staff Position (FSP) FAS 107-1, “Interim Disclosures about Fair Value of Financial Instruments.”)
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
14. Geographical Information
     The Company has three reportable segments: (1) photovoltaic installation, integration and solar panel sales (“Photovoltaic installation, integration and sales”), (2) franchise/product distribution operations and (3) cable, wire and mechanical assemblies and processing sales (“Cable, wire and mechanical assemblies”). The Company’s reportable segments are strategic business units that offer different products and services. They are managed separately because each business requires different technology and marketing strategies.
     The accounting policies of the segments are the same as those described in the summary of significant accounting policies.
     Contributions of the major activities, profitability information and asset information of the Company’s reportable segments for the three and nine months ended September 30, 2009 and 2008 are as follows:

	For the Three Months Ended September 30, 2009			For the Three Months Ended September 30, 2008
		Inter-segment			Inter-segment
Segment (in thousands)	Net sales	sales	Income (loss)	Net sales	sales	Income (loss)

Photovoltaic installation, integration and sales	$21,208	$—	$1,820	$18,841	$—	$(878)
Franchise/product distribution operations	122	—	(562)	—		(165)
Cable, wire and mechanical assemblies	950	—	480	788	.	71

Segment total	22,280	—	1,738	19,629	—	(972)
Reconciliation to consolidated totals:
Sales eliminations	—	—	—	—	—	—

Consolidated totals net Sales	$22,280	$—		$19,629	$—

Income (loss) before taxes			$1,738			$(972)

	For the Nine Months Ended September 30, 2009			For the Nine Months Ended September 30, 2008
		Inter-segment			Inter-segment
Segment (in thousands)	Net sales	sales	Income (loss)	Net sales	sales	Income (loss)

Photovoltaic installation, integration and sales	$35,522	$—	$(2,569)	$33,625	$—	$(5,571)
Franchise/product distribution operations	169	—	(1,108)	—		(423)
Cable, wire and mechanical assemblies	2,784	—	1,098	1,884	.	341

Segment total	38,475	—	(2,579)	35,509	—	(5,653)
Reconciliation to consolidated totals:
Sales eliminations	—	—	—	—	—	—

Consolidated totals net sales	$38,475	$—		$35,509	$—

Income (loss) before taxes			$(2,579)			$(5,653)

	For Three Months Ended September		For Three Months Ended September
Interest income and expense by segment are as follows (in	30, 2009		30, 2008
thousands):	Interest income	Interest expense	Interest income	Interest expense

Photovoltaic installation, integration and sales	$1	$(6)	$15	$(34)
Franchise/product distribution operations	—	—	—	—
Cable, wire and mechanical assemblies	—	—	—	—

Consolidated total	$1	$(6)	$15	$(34)

	For Nine Months Ended September		For Nine Months Ended September 30,
Interest income and expense by segment are as follows (in	30, 2009		2008
thousands):	Interest income	Interest expense	Interest income	Interest expense

Photovoltaic installation, integration and sales	$5	$(34)	$120	$(108)
Franchise/product distribution operations	—	—	—	—
Cable, wire and mechanical assemblies	—	—	—	—

Consolidated total	$5	$(34)	$120	$(108)

	September 30, 2009			September 30, 2008
			Depreciation			Depreciation
The Company’s identifiable assets by segment	Identifiable	Capital	and	Identifiable	Capital	and
are as follows (in thousands):	assets	expenditure	amortization	assets	expenditure	amortization

Photovoltaic installation, integration and sales	$39,260	$21	$626	$19,173	$651	$499
Franchise/product distribution operations	828	—	—	956	—	—
Cable, wire and mechanical assemblies	807	—	12	1,380	—	13

Consolidated total	$40,895	$21	$638	$21,509	$651	$512

	For the Three Months Ended September 30, 2009				For the Three Months Ended September 30, 2008
Sales by geographic	Photovoltaic	Franchise/	Cable, wire		Photovoltaic	Franchise/	Cable, wire
location are as	installation,	product	and		installation,	product	and
follows (in	integration	distribution	mechanical		integration	distribution	mechanical
thousands):	and sales	operations	assemblies	Total	and sales	operations	assemblies	Total

United States	$13,997	$122	$868	$14,987	$2,990	$—	$698	$3,688
Asia	—	—	—	—	15,851	—	—	15,851
Europe	6,024	—	—	6,024	—	—	—	—
Australia	1,187	—	—	1,187	—	—	—	—
Mexico	—	—	82	82	—	—	90	90

Total	$21,208	$122	$950	$22,280	$18,841	$—	$788	$19,629

	For Nine Months Ended September 30, 2009				For Nine Months Ended September 30, 2008
	Photovoltaic	Franchise/	Cable, wire		Photovoltaic	Franchise/	Cable, wire
Sales by geographic	installation,	product	and		installation,	Product	and
location are as follows	integration	distribution	mechanical		integration	distribution	mechanical
(in thousands):	and sales	operations	assemblies	Total	and sales	operations	assemblies	Total

United States	$18,792	$169	$2,526	$21,488	$5,306	$—	$1,573	$6,879
Asia	6,629	—	—	6,629	28,319	—	—	28,319
Europe	8,123	—	—	8,123	—	—	—	—
Australia	1,978	—	—	1,978	—	—	—	—
Mexico	—	—	258	258	—	—	311	311

Total	$35,522	$169	$2,784	$38,475	$33,625	$—	$1,884	$35,509

Location of the Company’s identifiable assets by geographic	September 30,	September 30,
location are as follows (in thousands):	2009	2008

United States	$34,901	$15,220
China (including Hong Kong)	5,994	6,289

Total	$40,895	$21,509

Income tax expense by geographic location is as follows (in	For Three Months Ended September	For Three Months Ended September	For Nine Months Ended September	For Nine Months Ended September
thousands):	30, 2009	30, 2008	30, 2009	30, 2008

United States	$—	$—	$3	$3
China (including Hong Kong)	—	—	—	—

Total	$—	$—	$3	$3

15. Subsequent Events
     On October 6, 2009, the Company issued 120,000 of common stock at $1.00 per share to QCSS, Inc. pursuant to an agreement for services rendered.
     On October 2, 2009, we completed a second closing of a private placement of an additional 2,000,000 shares of restricted common stock at a purchase price of $1.00 per share to one accredited investor who could not complete the paperwork in time to be included in the first closing. Total shares of restricted common stock issued in the two closings on September 23, 2009 and October 2, 2009 were 14,077,000.
     Management evaluated all activity of the Company through November 9, 2009 (the filing date of the Company’s condensed consolidated financial statements on Form 10-Q for the three and nine months ended September 30, 2009) and concluded that no subsequent events have occurred that would require recognition in the condensed consolidated financial statements.

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
     The following discussion is presented on a consolidated basis, and analyzes our financial condition and results of operations for the three and nine months ended September 30, 2009 and 2008.
     Unless the context indicates or suggests otherwise reference to “we”, “our”, “us” and the “Company” in this section refers to the consolidated operations of Solar Power, Inc. and its subsidiaries.
Overview
     We manufacture photovoltaic panels or modules and balance of system components in our Shenzhen, China manufacturing facility. We sell these products through three distinct sales channels; 1) direct product sales to international markets, 2) our own use in building commercial and residential solar projects in the U.S., and 3) sale of our products to a network of franchisees/dealer distributors who will serve the U.S. residential and small commercial market through our wholly-owned company Yes! Solar, Inc. In addition to our solar revenue, we generate revenue from our legacy cable, wire and mechanical assemblies segment. Our cable wire and mechanical assembly products are also manufactured in our China facility and sold into the transportation and telecommunications markets. Currently, the factory has an annual production capacity of approximately 50 megawatts of photovoltaic solar modules and balance of system products. The un-utilized capacity is being reserved for photovoltaic module and balance of system expansion.
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
     YES was engaged in the sale and administration of our franchise operations and is now engaged in the sale of our branded Yes! Solar SolutionsTM product line through a dealer distribution network. In August and September 2009, the Company terminated all existing franchise agreements and will no longer seek new franchisees. The Company has entered into arrangements with all of our former franchisees in which they will either distribute our branded Yes! Solar SolutionsTM branded products or relinquish their franchise. In addition the Company expects to seek additional distributors for this product line. The Company does not expect that this will have a material effect on its balance sheet, but does expect that that sales of its Yes! branded products will increase because the distributorship arrangement will require less of an upfront financial commitment. The Company will continue its significant involvement in the product distribution operations of the segment. Therefore, the Company did not treat the segment as a discontinued operation.
     IASHK is engaged in sales of our cable, wire and mechanical assemblies business.

     IAS Shenzhen is engaged in manufacturing our solar modules, our balance of system products and our cable, wire and mechanical assemblies business.
     Management is considering the effect of the following industry trends as they impact the manufacturing of complete photovoltaic systems and our planned business model:
•	Solar cell pricing trends around the world: Recently the key material in the production of solar cells (silicon) has been decreasing in price due to increase of new silicon factories coming on line, coupled with the global financial crisis. Solar cells are the major component of cost in a photovoltaic module. The Company currently purchases its products at “spot” market pricing, allowing us to take advantage of declining silicon prices. To date the Company has entered into one long-term supply agreement for solar cells at which the price is fixed, but there is no financial commitment on the part of the Company to take delivery of cells. Our intent is to secure ample solar cell supply to meet our growth needs and to avoid the risk of long-term contract pricings with suppliers whose products are expected to see a decline in the average selling price. Industry experts believe that additional planned expansion of silicon processing factories coming on line will produce enough raw materials to create an oversupply on projected demand. Failure to effectively manage our supply will hinder our expected growth and increased component costs may have an adverse affect on the Company’s profitability.

•	Government subsidies: Federal and State subsidies relating directly to solar installations are an important factor in the planned growth of the solar industry. These subsidies are very important to growing the market for photovoltaic systems because they provide a significant economic incentive to all buyers. Without these incentives, industry growth would likely stall. These regulations are constantly being amended and will have a direct effect on our rollout of our distribution network among those states that offer superior incentives to the solar industry.

•	Global economic conditions: While there has been deterioration in the global economic condition of the financial markets, affecting most segments of industry and commerce, the Company is positioned in the renewable energy segment which remains strong. Since our customers may depend on financial markets for financing of solar installations, the Company is responding by seeking financing sources for its customers. Failure to secure these sources may have an adverse affect on the Company’s business opportunities and profitability.
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
     Revenue recognition — The Company’s three primary business segments include photovoltaic installation, integration and sales, franchises/product distribution operations and cable, wire and mechanical assemblies.
•	Photovoltaic Installation, integration and sales — In our photovoltaic systems installation, integration and product sales segment, revenue on product sales is recognized when there is evidence of an arrangement, title and risk of ownership have passed (generally upon delivery), the price to the buyer is fixed or determinable and collectability is reasonably assured. Customers do not have a general right of return on products shipped therefore we make no provisions for returns. During the nine months ended September 30, 2009 and 2008, the Company did recognize one product sale in each period on a bill and hold arrangement in each period. In the 2009 instance, the customer requested that we store product to combine with a subsequent order in order to reduce their transportation costs. Subsequent to the quarter end the product was delivered. In the 2008 instance the customer did not have sufficient facilities to store the product and asked that we store the product for them. Since all criteria for revenue recognition had been met the Company recognized revenue on this sale.

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
•	Franchise/product distribution operations — The Company began selling franchise territories in fiscal 2008 and has now discontinued selling franchise territories in favor of a product distribution network for its Yes! Solar SolutionsTM branded products. The Company did not recognize any franchise/product distribution revenue in fiscal 2008. For the three and nine months ended September 30, 2009, the Company recognized approximately $169,000 in franchise revenue consisting of approximately $160,000 in product sales, $7,000 in royalty revenue and $2,000 in franchise fee revenue is its financial statements. The Company has adopted the provisions of FASB ASC 952 (Statement of Financial Accounting Standards No. 45 (as amended) “Accounting for Franchise Fee Revenue”) which requires that revenue shall be recognized when all the material services or conditions relating to the sale have been substantially met. At September 30, 2009 the Company had approximately $320,000 in inventory deposits included in its financial statements. During August and September 2009, the Company terminated all existing franchise agreements and will no longer seek new franchisees. The Company has entered into arrangements with most of our former franchisees in which they will distribute our branded Yes! Solar SolutionsTM branded products. Costs associated with the termination of franchise agreements were approximately $258,000 and were recorded in the financial statements under the sales, marketing and customer service classification. The Company expects to seek additional potential distributors for this product line. The Company does not expect that this will have a material effect on operating income. The Company will continue its significant involvement in the operations. Therefore, no discontinued operation treatment is required. The deferred revenue consists of deferred franchise fee revenue. These fees will either be refunded or used by existing franchisees as a credit against future product purchases.

•	Cable, wire and mechanical assemblies — In our cable, wire and mechanical assemblies business the Company recognizes the sale of goods when there is evidence of an arrangement, title and risk of ownership have passed (generally upon delivery), the price to the buyer is fixed or determinable and collectability is reasonably assured. Generally there are no formal customer acceptance requirements or further obligations related to our assembly services once we ship our products. Customers do not have a general right of return on products shipped therefore we make no provisions for returns. We make determination of our customer’s credit worthiness at the time we accept their order.
     Product Warranties — We offer the industry standard of 20 years for our solar modules and industry standard five (5) years on inverter and balance of system components. Due to the warranty period, we bear the risk of extensive warranty claims long after we have shipped product and recognized revenue. In our wire and mechanical assembly business, historically our warranty claims have not been material. In our solar photovoltaic business our greatest warranty exposure is in the form of product replacement. Until the third quarter of fiscal 2007, the Company purchased its solar panels from third-party suppliers and since the third-party warranties are consistent with industry standards we considered our financial exposure to warranty claims immaterial. Certain photovoltaic construction contracts entered into during the year ended December 31, 2007 included provisions under which the Company agreed to provide warranties to the buyer, and during the quarter ended September 30, 2007, the Company began installing its own manufactured solar panels. In our cable, wire and mechanical assembly business our current standard product warranty for our mechanical assembly product ranges from one to five years. The Company records the provision for the estimated warranty exposure on these contracts within cost of sales. Since the Company does not have sufficient historical data to estimate its exposure, we have looked to historical data reported by other solar system installers and manufacturers. The accrual for warranty claims consisted of the following at September 30, 2009 (in thousands):

(in thousands)
Balance at December 31, 2008	$743
Provision charged to warranty expense	364
Less: warranty claims	—

Balance at September 30, 2009	$1,107

     Stock based compensation — The Company accounts for stock based compensation under the provisions of FASB ASC 718 (Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment.”) which requires the Company to measure the stock-based compensation costs of share-based compensation arrangements based on the grant-date fair value and recognizes the costs in the financial statements over the employee requisite service period. Stock-based compensation expense for all stock-based compensation awards granted was based on the grant-date fair value estimated in accordance with the provisions of FASB ASC 718. Prior to 2006 the Company had not issued stock options or other forms of stock-based compensation.
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
     Allowance for doubtful accounts — The Company regularly monitors and assesses the risk of not collecting amounts owed to the Company by customers. This evaluation is based upon a variety of factors including: an analysis of amounts current and past due along with relevant history and facts particular to the customer. It requires the Company to make significant estimates, and changes in facts and circumstances could result in material changes in the allowance for doubtful accounts. At September 30, 2009 and December 31, 2008 the Company has an allowance of approximately $275,000 and $49,000, respectively.
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
     Aggregate net foreign currency transaction losses included in the income statement was approximately $7,000 for each of the three months ended September 30, 2009 and 2008, respectively. Aggregate net foreign currency transaction losses included in the income statement was approximately $17,000 for the nine months ended September 30, 2009 Aggregate net foreign currency gains included in the income statement was approximately $242,000 for the nine months ended September 30, 2008.
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

Results of Operations
Three and Nine Months Ended September 30, 2009, as compared to Three and Nine Months Ended September 30, 2008
Net Sales
     Net sales for the three months ended September 30, 2009 increased 13.5% to approximately $22,280,000 from approximately $19,629,000 for the three months ended September 30, 2008.
     Net sales for the three months ended September 30, 2009, in the photovoltaic installation, integration and product sales segment, increased 12.6% to approximately $21,208,000 from approximately $18,841,000. The increase in sales in this segment was attributable to the increase in revenue from installation and integration sales. The Company expects that installation and integration revenues will continue to increase during subsequent quarters as general economic conditions improve and pipeline projects move into the development stage.
     Net sales in our franchise/product distribution operations segment were approximately $122,000 for the three months ended September 30, 2009. There were no sales in our franchise operations segment for the three months ended September 30, 2008. The Company expects that product distribution operation revenues will increase in subsequent quarters.
     Net sales for the three months ended September 30, 2009, in the cable, wire and mechanical assemblies segment, increased 20.6% to approximately $950,000 from approximately $788,000 for the year earlier comparative period. The increase is attributable to sales to one customer. This is the legacy segment of the Company’s business. The Company expects to continue to service the customers it has in this segment as it continues to develop its solar segment, but is not actively seeking new customers. Sales in this segment are expected to fluctuate from quarter to quarter during fiscal 2009.
     Net sales for the nine months ended September 30, 2009 increased 8.4% to approximately $38,475,000 from approximately $35,509,000 for the nine months ended September 30, 2008.
     Net sales for the nine months ended September 30, 2009, in the photovoltaic installation, integration and product sales segment, increased 5.6% to approximately $35,522,000 from approximately $33,625,000. The increase in sales in this segment was attributable to the increase in revenue from installation and integration sales. The Company expects that installation and integration revenues will continue to increase during subsequent quarters as general economic conditions improve and pipeline projects move into the development stage.
     Net sales in our franchise operations segment were approximately $169,000 for the nine months ended September 30, 2009. There were no sales in our franchise operations segment for the nine months ended September 30, 2008. The Company expects that franchise operation revenues will increase in subsequent quarters.
     Net sales for the nine months ended September 30, 2009, in the cable, wire and mechanical assemblies segment, increased 47.8% to approximately $2,784,000 from approximately $1,884,000 for the year earlier comparative period. The increase is attributable to sales to one customer. This is the legacy segment of the Company’s business. The Company expects to continue to service the customers it has in this segment as it continues to develop its solar segment, but is not actively seeking new customers. Sales in this segment are expected to fluctuate from quarter to quarter during fiscal 2009.
Cost of Goods Sold
     Cost of goods sold were approximately $17,143,000 (76.9% of net sales) and approximately $17,762,000 (90.5% of net sales) for the three months ended September 30, 2009 and 2008, respectively.
     Cost of goods sold in the photovoltaic installation, integration and product sales segment was approximately $16,477,000 (77.7% of sales) for the three months ended September 30, 2009 compared to approximately $17,078,000 (90.6% of net sales) for the three months ended September 30, 2008. The decrease in costs of goods sold as a percentage of sales over the comparative period is attributable to the decrease in solar cell prices and the increase in construction activity allowing the absorption of overhead. It is expected that our cost of goods sold as a percentage of sales will decrease as solar cell prices continue to decrease and construction activities continue to increase in subsequent quarters.
     Cost of goods sold in our franchise/product distribution operations was approximately $110,000 (90.2% of net sales) for the three months ended September 30, 2009. There were no cost of goods sold in this segment for the three months ended September 30, 2009 and 2008.

     Cost of goods sold in the cable, wire and mechanical assembly segment were approximately $556,000 (58.5% of net sales) for the three months ended September 30, 2009 compared to approximately $684,000 (86.8% of net sales) for the three months ended September 30, 2008. The decrease is attributable to a change in product mix during the quarter. The Company expects that margin will continue to vary with product mix in this segment.
     Cost of goods sold were approximately $31,150,000 (81.0% of net sales) and approximately $32,226,000 (90.8% of net sales) for the nine months ended September 30, 2009 and 2008, respectively.
     Cost of goods sold in the photovoltaic installation, integration and product sales segment was approximately $29,372,000 (82.7% of sales) for the nine months ended September 30, 2009 compared to approximately $30,772,000 (91.5% of net sales) for the nine months ended September 30, 2008. The decrease in costs of goods sold as a percentage of sales over the comparative period is attributable to a decrease in solar cell prices. It is expected that this trend will continue in subsequent quarters as solar cell prices continue to decrease and system installation projects move to the development stage.
     Cost of goods sold in our franchise operations was approximately $149,000 (88.2% of net sales) for the nine months ended September 30, 2009. There were no cost of goods sold in our franchise operations segment for the nine months ended September 30, 2009 and 2008.
     Cost of goods sold in the cable, wire and mechanical assembly segment were approximately $1,629,000 (58.5% of net sales) for the nine months ended September 30, 2009 compared to approximately $1,454,000 (77.2% of net sales) for the nine months ended September 30, 2008. The decrease is attributable to product mix. The Company expects that margin will continue to vary with product mix in this segment.
General and Administrative Expense
     General and administrative expense was approximately $2,105,000 and $2,134,000 for the three months ended September 30, 2009 and 2008, respectively, a decrease of 1.4%. As a percentage of sales, general and administrative expense was 9.4% and 10.9% for the three months ended September 30, 2009 and 2008, respectively. The decrease in costs for the three months ended September 30, 2009 over the comparative period is primarily due to the decrease in bad debt expense and stock-based compensation expense offset by increases in employee costs. Significant elements of general and administrative expense for the three months ended September 30, 2009 were employee related expenses of approximately $1,220,000, professional and consulting fees of approximately $217,000, rent, telephone and utilities of approximately $262,000, travel and lodging of approximately $36,000, depreciation expense of approximately $120,000 and stock-based compensation expense of approximately $117,000. The Company expects that general and administrative expense will continue at the current rates in the future.
     General and administrative expense was approximately $6,541,000 and $6,808,000 for the nine months ended September 30, 2009 and 2008, respectively, a decrease of 3.9%. As a percentage of sales, general and administrative expense was 17.0% and 19.2% for the nine months ended September 30, 2009 and 2008, respectively. The decrease in costs for the nine months ended September 30, 2009 over the comparative period is primarily due to the decrease in professional fee expense offset by increased employee costs. Significant elements of general and administrative expense for the nine months ended September 30, 2009 were employee related expenses of approximately $3,424,000, professional and consulting fees of approximately $724,000, rent, telephone and utilities of approximately $514,000, travel and lodging of approximately $126,000, depreciation expense of approximately $343,000 and stock-based compensation expense of approximately $356,000. The Company expects that general and administrative expense will continue at the current rates in the future.
Sales, Marketing and Customer Service Expense
     Sales, marketing and customer service expense was $1,145,000 and $558,000 for the three months ended September 30, 2009 and 2008, respectively, an increase of 105.2%. As a percentage of sales, sales, marketing and customer service expense was 5.1% and 2.8%, respectively. The increase in sales, marketing and customer service expense over the comparative period was primarily due to an increase in employee costs due to increased sales staffing and increased customer care costs and settlement costs with the Company’s franchisees. Significant elements of sales, marketing and customer service expense for the three months ended September 30, 2009 were employee related expense of approximately $373,000, advertising expense of approximately $39,000, stock-based compensation expense of approximately $36,000, commission expense of approximately $222,000, rent, telephone and utilities of approximately $43,000, business development costs of approximately $20,000, customer care costs of approximately $39,000, settlement costs with the Company’s franchisees of $258,000 and travel expenses of approximately $32,000. The Company expects that sales, marketing and customer service expense, as a percentage of sales, other than the one-time franchise settlement costs, will continue at similar rates in future periods.

     Sales, marketing and customer service expense was $2,780,000 and $1,749,000 for the nine months ended September 30, 2009 and 2008, respectively, an increase of 58.9%. As a percentage of sales, sales, marketing and customer service expense was 7.2% and 4.9%, respectively. The increase in sales, marketing and customer service expense over the comparative period was primarily due to a increase in employee costs due to increased sales staffing and increased customer care costs and settlement costs with the Company’s franchisees. Significant elements of sales, marketing and customer service expense for the nine months ended September 30, 2009 were employee related expense of approximately $1,286,000, advertising expense of approximately $155,000, stock-based compensation expense of approximately $105,000, commission expense of approximately $289,000, rent telephone and utilities of approximately $113,000, business development costs of approximately $90,000, customer care costs of approximately $92,000, franchise settlement costs of $258,000 and travel expenses of approximately $88,000. The Company expects that sales, marketing and customer service expense, as a percentage of sales, with the exception of the one-time franchise settlement costs, will continue at similar rates in future periods.
Engineering, design and product management
     Engineering, design and product management expense was $228,000 and $128,000 for the three months ended September 30, 2009 and 2008, respectively. Significant elements of product development expense for the three months ended September 30, 2009 were employee related expense of approximately $117,000 and product certification and testing costs of approximately $96,000. The Company expects that product development costs will continue at their current rate in fiscal 2009 as it expands this activity.
     Engineering, design and product management expense was $626,000 and $396,000 for the nine months ended September 30, 2009 and 2008, respectively. Significant elements of product development expense for the nine months ended September 30, 2009 were employee related expense of approximately $351,000 and product certification and testing costs of approximately $239,000. The Company expects that product development costs will continue at their current rate in fiscal 2009 as it expands this activity.
Other Income / Expense
     Other income, net, was approximately $79,000 for the three months ended September 30, 2009. Other expense, net was approximately $19,000 for the three months ended September 30, 2008. Other expense included interest expense, net, for the three months ended September 30, 2009 of approximately $6,000 of interest paid on notes and capital leases offset by interest earned on cash balances of approximately $1,000 and other income, primarily composed of a government stimulus payment received from the Chinese government by our China factory operation of approximately $84,000.
     Other income, net, was approximately $43,000 and $17,000 for the nine months ended September 30, 2009 and 2008, respectively. Other income, net included interest expense, net, for the nine months ended September 30, 2009 of approximately $34,000 of interest paid on notes and capital leases offset by interest earned on cash balances of approximately $5,000 and other income of approximately $72,000, primarily composed of a government stimulus payment received from the Chinese government by our China factory operation, of approximately $83,000 offset by other expense of approximately $9,000.
Income Tax Expense
     The Company provided income tax expense of approximately $3,000 each for the nine months ended September 30, 2009 and 2008. The Company is currently in a net loss position and has only provided for statutory minimum taxes.
Liquidity and Capital Resources
     A summary of the sources and uses of cash and cash equivalents is as follows:

	Nine Months	Nine Months
	Ended September	Ended September
(in thousands)	30, 2009	30, 2008

Net cash used in operating activities	$(7,190)	$(3,378)
Net cash used in investing activities	(21)	(651)
Net cash provided by financing activities	10,601	536

Net increase (decrease) in cash and cash equivalents	$3,390	$(3,493)

     As of September 30, 2009 and December 31, 2008, we had approximately $9,305,000 and $5,915,000 in cash and cash equivalents, respectively.
     Net cash used in operating activities of approximately $7,190,000 for the nine months ended September, 2009 was primarily a result of a net loss of approximately $2,582,000, add non-cash items included in net loss, primarily depreciation of approximately $638,000 related to property and equipment, stock issued for services of approximately $7,000, stock-based compensation expense of approximately $488,000 and bad debt expense of approximately $293,000. Also contributing to cash used in operating activities were an increase in our accounts receivable of approximately $5,659,000 as a result of increased sales with terms in our solar photovoltaic business segment, an increase in costs and estimated earnings in excess of billing on uncompleted contracts of approximately $13,168,000, an increase in inventories of approximately $1,263,000 due to advance purchases of solar cells and material in our cable, wire and mechanical assembly segment, an increase in prepaid expenses and other current assets of approximately $255,000 due to insurance policy renewals, an increase in accounts payable of approximately $13,047,000 resulting from purchase of solar cell on extended credit terms, a decrease in billings in excess of costs and estimated earnings on uncompleted contracts of approximately $79,000, a decrease in deferred revenue of approximately $125,000 resulting from the discontinuance of franchise sales, and a increase in accrued liabilities of approximately $1,468,000 primarily from an increase in accrued commission costs, inventory deposits and insurance premium financing.
     Net cash used in investing activities of approximately $21,000 for the nine months ended September 30, 2009 primarily relates to acquisition of property, plant and equipment.
     Net cash provided by financing activities was approximately $10,601,000 for the nine months ended September 30, 2009 and is comprised of approximately $11,131,000 from the private placement of 12,077,000 shares of our common stock, of approximately $273,000 from the increase in restricted cash held by our bank collateralizing ACH transactions and principal payments on notes and capital leases payable of approximately $257,000.
     In the short-term we do not expect any material change in the mix or relative cost of our capital resources. As of September 30, 2009, we had approximately $9,305,000 in cash and cash equivalents and approximately $800,000 of restricted cash collateralizing standby letters of credit we issued to support our capital lease and a financing obligation and ACH transactions of our subsidiary, Yes! Solar, Inc. Our focus will be to continue development and manufacturing of our solar modules and racking systems. We will continue to sell these products through our commercial, residential and international distribution channels.
     On September 23 and October 2, 2009, we completed a private placement of 14,077,000 shares of our common stock which, net of expenses, provided approximately $13,000,000 of working capital to support our growth
     On July 24, 2008, the Company and Solyndra Inc., a Delaware corporation (“Solyndra”) signed a First Amendment to Agreement for Sale of Photovoltaic Panels (“Modified Agreement”) which amends an Agreement for Sale of Photovoltaic Panels, dated February 19, 2007. The first agreement did not obligate the Company to any specific terms or conditions only reserved its right to panel production once Solyndra began manufacturing its product.
     The Modified Agreement between the Company and Solyndra, Inc. is a contract for the sale of photovoltaic panels intended for large flat rooftops, optimized for high energy density production produced by Solyndra for Solar Power. The Modified Agreement as amended obligated the Company to purchase a specific quantity of solar panels over the four year term of the Modified Agreement or pay a cancellation penalty. The final selling price to the Company is dependent upon the price that Solyndra, Inc. sells the same product to other third-party customers and is expected to decline over the term of the agreement. On September 8, 2009, the Company signed a Second Amendment to Agreement for Sale of Photovoltaic Panels removing the requirement to purchase specific quantities of solar panels and removing the cancellation penalties.
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
     Over the past two years we have sustained losses from operations and have relied on equity financing to provide working capital. We have been actively working with additional potential investors to ensure that we have additional equity available to us as needed. In addition, we are working on sources of project financing as well as asset backed credit facilities. One of the largest single uses of working capital is solar cells used in manufacturing our solar modules. Over the last 6 months, positive changes in the market supply and lower pricing of silicon have allowed us to reduce the working capital required to build our product, and fund much of that working capital through extended payment terms with our vendors creating the significant increase in our trade accounts payable on our balance sheet. This change in the market has allowed us to significantly reduce the amount of working capital required to maintain our inventory, and in some cases, allowed us to collect revenues from customers in advance of paying for direct materials.
     We believe the funds generated by the private placement of 14,077,000 shares of our common stock and the anticipated revenues of our operations, reductions in the working capital requirements of the business due to silicon pricing and terms, and potential funds available to us through debt and equity financing, are adequate to fund our anticipated cash needs through the next twelve months. We anticipate that we will retain all earnings, if any, to fund anticipated growth in the business.
Off-Balance Sheet Arrangements
None
Item 4T.
Controls and Procedures
Evaluation of Disclosure Controls and Procedures
     Our management, with the participation and under the supervision of our principal executive officer and our principal financial officer, reviewed and evaluated the effectiveness of the design and operation of our disclosure controls and procedures, interim period three and nine months ended September 30, 2009 covered by this report, as required by Securities Exchange Act Rule 13a-15, and concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed in our reports filed with the Securities and Exchange Commission pursuant to the Securities Exchange Act of 1934 is accumulated and communicated to management timely, including our principal executive officer and principal financial officer. Based on this evaluation, our principal executive officer and principal financial officer have concluded that, as of the end of the interim period covered by this report, our disclosure controls and procedures are effective to ensure that we record, process, summarize, and report information required to be disclosed in the reports we filed under the Securities Exchange Act of 1934 within the time periods specified by the Securities and Exchange Commission’s rules and regulations.
     During the three and nine months ended September 30, 2009, there have been no changes in our internal controls over financial reporting, or to our knowledge, in other factors, that have materially affected, or are reasonably likely to materially affect our internal controls over financial reporting. We continue to enhance our internal controls over financial reporting, primarily by evaluating and enhancing our process and control documentation and increasing our systems security, in connection with our ongoing efforts to meet the requirements of Section 404 of the Sarbanes-Oxley Act of 2002. We discuss with and disclose these matters to the Audit Committee of our Board of Directors, our Board of Directors and our auditors.

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
Item 1A. Risk Factors
Investing in our common stock involves a high degree of risk. You should carefully consider the following risks and all other information contained in our public filings before making an investment decision about our common stock. While the risks described below are the ones we believe are most important for you to consider, these risks are not the only ones that we face. If any of the following risks actually occurs, our business, operating results or financial condition could suffer, the trading price of our common stock could decline and you could lose all or part of your investment.
Factors, Risks and Uncertainties That May Affect our Business
With the exception of historical facts stated herein, the matters discussed in this report on Form S-1 are “forward looking” statements that involve risks and uncertainties that could cause actual results to differ materially from projected results. Such “forward looking” statements include, but are not necessarily limited to statements regarding anticipated levels of future revenues and earnings from the operations of Solar Power, Inc. and its subsidiaries, projected costs and expenses related to our operations, liquidity, capital resources, and availability of future equity capital on commercially reasonable terms. Factors that could cause actual results to differ materially are discussed below. We disclaim any intent or obligation to publicly update these “forward looking” statements, whether as a result of new information, future events or otherwise. Unless the context indicates or suggest otherwise reference to “we”, “our”, “us”, and the “Company” in this section refers to the consolidated operations of Solar Power, Inc., a California corporation, DRCI and Solar Power, Inc., a Nevada corporation (formerly Welund Fund, Inc.), on a post-Merger and post Reincorporation basis, and references to “SPI Nevada” refers to Solar Power, Inc., a Nevada corporation (formerly Welund Fund, Inc.) prior to the Merger and Reincorporation.
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
We expect that our existing cash and cash equivalents, together with collections of our accounts receivable and cash flows from operations in 2009, will be sufficient to meet our anticipated cash needs for at least the next twelve months. However, the timing and amount of our working capital and capital expenditure requirements may vary significantly depending on numerous factors, including:
•	the level and timing of product revenues;

•	the costs and timing of expansion of product development efforts and the success of these development efforts;

•	the extent to which our existing and new products gain market acceptance;

•	the costs and timing of expansion of sales and marketing activities;

•	competing technological and marketing developments;

•	the extent of international operations;

•	the need to adapt to changing technologies and technical requirements;

•	the existence of opportunities for expansion and for acquisitions of, investments in, complementary businesses, technologies or product lines; and

•	access to and availability of sufficient management, technical, marketing and financial personnel.

•	the ability to continue to received favorable credit terms from our venders

•	the ability to raise additional working capital through equity financing

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
We are required to document and test our internal control procedures in order to satisfy the requirements of Section 404 of the Sarbanes-Oxley Act, which requires annual management assessments of the effectiveness of our internal control over financial reporting for our fiscal year ended December 31, 2008 and a report by our independent registered public accounting firm that attests to the effectiveness of our internal control over financial reporting beginning with our fiscal year ending December 31, 2010. Testing and maintaining internal control can divert our management’s attention from other matters that are important to our business. We expect to incur increased expense and to devote additional management resources to Section 404 compliance. We may not be able to conclude on an ongoing basis that we have effective internal control over financial reporting in accordance with Section 404 or our independent registered public accounting firm may not be able or willing to issue an unqualified report on the effectiveness of our internal control over financial reporting. If we conclude that our internal control over financial reporting is not effective, we cannot be certain as to the timing of completion of our evaluation, testing and remediation actions or their effect on our operations since there is presently no precedent available by which to measure compliance adequacy. If either we are unable to conclude that we have effective internal control over financial reporting or our independent registered public accounting firm is unable to provide us with an unqualified report, then investors could lose confidence in our reported financial information, which could have a negative effect on the trading price of our stock.
We obtain capital equipment used in our manufacturing process from sole suppliers and if this equipment is damaged or otherwise unavailable, our ability to deliver products on time will suffer, which in turn could result in order cancellations and loss of revenue.

Some of the capital equipment used in the manufacture of our solar power products has been developed and made specifically for us, is not readily available from multiple vendors and would be difficult to repair or replace if it were to become damaged or stop working. In addition, if any of these suppliers were to experience financial difficulties or go out of business, or if there were any damage to or a breakdown of our manufacturing equipment at a time when we are manufacturing commercial quantities of our products, our business would suffer. In addition, a supplier’s failure to supply this equipment in a timely manner, with adequate quality and on terms acceptable to us, could delay our capacity expansion of our manufacturing facility and otherwise disrupt our production schedule or increase our costs of production.
We generally do not have long-term agreements with our customers and accordingly could lose customers without warning.
We do not have long-term agreements with customers but instead operate on a purchase order basis. We are typically contracted to perform large project with no assurance of repeat business from the same customers in the future. Although we believe that cancellations on our purchase orders to date have been insignificant, our customers may cancel or reschedule purchase orders with us on relatively short notice. Cancellations or rescheduling of customer orders could result in the delay or loss of anticipated sales without allowing us sufficient time to reduce, or delay the incurrence of, our corresponding inventory and operating expenses. In addition, changes in forecasts or the timing of orders from these or other customers expose us to the risks of inventory shortages or excess inventory.
The demand for products requiring significant initial capital expenditures such as our solar power products is affected by general economic conditions.
The United States and international economies have recently experienced a period of slow economic growth. A sustained economic recovery is uncertain. The slowdown of the market may decrease demand for products that require significant initial capital expenditures, including demand for solar cells and solar power systems. In addition, increases in interest rates may increase financing costs to customers, which in turn may decrease demand for our solar power products. If the economic recovery slows down as a result of the recent economic, political and social turmoil, or if there are further terrorist attacks in the United States or elsewhere, we may experience decreases in the demand for our solar power products, which may harm our operating results.
We may file claims against other parties for infringing our intellectual property that may be very costly and may not be resolved in our favor.
We cannot guarantee that infringement of our intellectual property by other parties does not exist now or that it will not occur in the future. To protect our intellectual property rights and to maintain our competitive advantage, we may file suits against parties who we believe infringe our intellectual property. Intellectual property litigation is expensive and time consuming and could divert management’s attention from our business and could have a material adverse effect on our business, operating results or financial condition, and our enforcement efforts may not be successful. In certain situations, we may have to bring such suit in foreign jurisdictions, in which case we are subject to additional risk as to the result of the proceedings and the amount of damage that we can recover. Certain foreign jurisdictions may not provide protection to intellectual property comparable to that in the United States. Our engagement in intellectual property enforcement actions may negatively impact our financial results.
We are exposed to risks associated with the ongoing financial crisis and weakening global economy, which increase the uncertainty of project financing for commercial solar installations and the risk of non-payment from both commercial and residential customers.
The recent severe tightening of the credit markets, turmoil in the financial markets, and weakening global economy are contributing to slowdowns in the solar industry, which slowdowns may worsen if these economic conditions are prolonged or deteriorate further. The market for installation of solar power systems depends largely on commercial and consumer capital spending. Economic uncertainty exacerbates negative trends in these areas of spending, and may cause our customers to push out, cancel, or refrain from placing orders, which may reduce our net sales. Difficulties in obtaining capital and deteriorating market conditions may also lead to the inability of some customers to obtain affordable financing, including traditional project financing and tax-incentive based financing and home equity based financing, resulting in lower sales to potential customers with liquidity issues, and may lead to an increase of incidents where our customers are unwilling or unable to pay for systems they purchase, and lead to bad debt expenses. Further, these conditions and uncertainty about future economic conditions make it challenging for us to forecast our operating results, make business decisions, and identify the risks that may affect our business, financial condition and results of operations. If we are unable to timely and appropriately adapt to changes resulting from the difficult macroeconomic environment, our business, financial condition or results of operations may be materially and adversely affected.

Technological changes in the solar power industry could render our products uncompetitive or obsolete, which could prevent us from achieving market share and sales.
Our failure to refine our technology and to develop and introduce new products could cause our products to become uncompetitive or obsolete, which could prevent us from achieving market share and sales. The solar power industry is rapidly evolving and highly competitive. We will need to invest significant financial resources in research and development to keep pace with technological advances in the solar power industry and to compete in the future and we may be unable to secure such financing. We believe that a variety of competing solar power technologies may be under development by other companies that could result in lower manufacturing costs or higher product performance than those expected for our products. Our development efforts may be rendered obsolete by the technological advances of others, and other technologies may prove more advantageous for the commercialization of solar power products.
The photovoltaic industry may not be able to compete successfully with conventional power generation or other sources of renewable energy.
Although the photovoltaic industry has experienced substantial growth over the last five years, it still comprises a relatively small component of the total power generation market and competes with other sources of renewable energy, as well as conventional power generation. Many factors may affect the viability of widespread adoption of photovoltaic technology and thus demand for solar wafer manufacturing equipment, including the following:
cost-effectiveness of solar energy compared to conventional power generation and other renewable energy sources;
performance and reliability of solar modules compared to conventional power generation and other renewable energy sources and products;
availability and size of government subsidies and incentives to support the development of the solar energy industry;
success of other renewable energy generation technologies such as hydroelectric, wind, geothermal and biomass; and
fluctuations in economic and market conditions that affect the viability of conventional power generation and other renewable energy sources, such as increases or decreases in the prices of oil and other fossil fuels.
     As a result of any of the foregoing factors, our financial condition, results of operations, business and/or prospects could be materially adversely affected.
Risks Related to Our International Operations
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
Risks Related to our Common Stock and this Offering
We have not paid and are unlikely to pay cash dividends in the foreseeable future.
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
We may need additional capital in the future to fund the growth of our business, and financing may not be available.
Our currently available capital resources, combined with the net cash proceeds from this offering, cash flows from operations and expected interest income, may be insufficient to meet our working capital and capital expenditure requirements. Our cash requirements will depend on numerous factors, including the rate of growth of our sales, the timing and levels of products purchased, payment terms and credit limits from manufacturers, the availability and terms of asset-based credit facilities, the timing and level of our accounts receivable collections, and our ability to manage our business profitability.
We may need to raise additional funds through public or private debt or equity financings or enter into new asset-based or other credit facilities, but such financings may dilute our stockholders. We cannot assure you that any additional financing that we may need will be available on terms favorable to us, or at all. If adequate funds are not available or are not available on acceptable terms, we may not be able to take advantage of unanticipated opportunities, develop new products or otherwise respond to competitive pressures. In any such case, our business, operating results, or financial condition could be materially adversely affected.
Our management team will have broad discretion over the use of the net proceeds from this offering.
Our management will use their discretion to direct the net proceeds from this offering. We intend to use the net proceeds for general corporate purposes. General corporate purposes may include capital expenditures, future acquisitions, working capital and repayment of other debt. Our management’s judgments may not result in positive returns on your investment and you will not have an opportunity to evaluate the economic, financial or other information upon which our management bases its decisions.
Our stock price is volatile, and you may not be able to resell your shares at or above the offering price.
The market price of our common stock has been, and we expect will continue to be, subject to significant volatility. The value of our common stock may decline regardless of our operating performance or prospects. Factors affecting our market price include:
•	our perceived prospects;

•	variations in our results and whether we have achieved key business targets;

•	changes in, or our failure to meet, revenue estimates

•	changes in securities analysts’ buy/sell recommendations;

•	differences between our reported results and those expected by investors and securities analysts;

•	announcements of new contracts by us or our competitors;

•	reaction to any acquisitions, joint ventures or strategic investments announced by us or our competitors; and

•	general economic, political or stock market conditions.
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

SOLAR POWER, INC.
Date: November 9, 2009	/s/ Jeffrey G. Winzeler
Jeffrey G. Winzeler,
Chief Financial Officer (Principal Accounting Officer and Principal Financial Officer)

Exhibit Index
31.1	Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes- Oxley Act of 2002