Form 10-K
period 2009-12-31
Solar Power, Inc.
filed 2010-05-17
CIK 1210618

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2009
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from:                      to                     .
Commission File Number 000-50142
SOLAR POWER, INC.
(Exact name of registrant as specified in its charter)

California (State or Other Jurisdiction of Incorporation or Organization)	20-4956638 (I.R.S. Employer Identification Number)

1115 Orlando Avenue Roseville, California (Address of Principal Executive Offices)	95661-5247 (Zip Code)
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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑
     Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
The aggregate market value of voting stock held by non-affiliates computed by reference to the price at which the common equity was last sold as of the last business day of the registrant’s most recently completed second fiscal quarter, June 30, 2009, was $26,490,378. For purposes of this computation, it has been assumed that the shares beneficially held by directors and officers of registrant were “held by affiliates”; this assumption is not to be deemed to be an admission by such persons that they are affiliates of registrant.
The number of shares of registrant’s common stock outstanding as of May 10, 2010 was 52,292,576.
DOCUMENTS INCORPORATED BY REFERENCE
None

PART I
     As used in this Annual Report on Form 10-K, unless otherwise indicated, the terms “we,” “us,” “our” and “the Company” refer to Solar Power, Inc., a California corporation and its wholly-owned subsidiaries.
     Our Annual Report on Form 10-K for the fiscal year ended December 31, 2009, and information we provide in our press releases, telephonic reports and other investor communications, including those on our website, may contain forward-looking statements with respect to anticipated future events and our projected financial performance, operations and competitive position that are subject to risks and uncertainties that could cause our actual results to differ materially from those forward-looking statements and our expectations.
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
ITEM 1 — BUSINESS
Overview
     We manufacture photovoltaic panels or modules and balance of system components in our Shenzhen, China manufacturing facility. We sell these products through three distinct sales channels: 1) direct product sales to international and domestic markets, 2) our own use in building commercial and residential solar projects in the U.S., and 3) our authorized dealer network who sell our Yes! branded products in the U.S. and European residential markets. In addition to our solar revenue, we generate revenue from our cable wire and mechanical assembly business. Our cable, wire and mechanical assemblies products are also manufactured in our China facility and sold in the transportation and telecommunications markets. We believe that we have distribution and installation advantages by having our manufacturing facilities in China that will result in lower operational cost versus other competing United States-based solar power companies and technologies that do not currently have operations in China. Solar companies that do have operations in China are viewed as competitors only to the extent that they supply solar modules to U.S. integrators that compete with us for solar design and installation work.
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
     On May 10, 2005, International Assembly Solutions, Limited (a company formed under the laws of Hong Kong S.A.R. (“IAS HK”) formed the limited liability company IAS Electronics (Shenzhen) Co., Ltd. (“IAS Shenzhen”), in accordance with the People’s Republic of China (“PRC”) laws, a Wholly Foreign-Owned Enterprises (collectively known as the “WFOE Law”) and commenced operations the same month.
     In August 2006, Solar Power, Inc., a California corporation, entered into a share exchange agreement with all the shareholders of IAS HK, which was incorporated in Hong Kong on January 18, 2005 with limited liability. Solar Power, Inc., a California corporation, was originally incorporated in the State of California on May 22, 2006 to facilitate creation of a U.S. holding company for IAS HK operations and to engage in sales, installation and integration of photovoltaic systems in the U.S. The equity owners of IAS-HK transferred all their equity interest in IAS HK to Solar Power, Inc., a California corporation. As a result, IAS HK became our wholly owned subsidiary.
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
     In August 2006, Solar Power, Inc., a California corporation, and DRCI completed the Agreement and Plan of Merger (the “Merger Agreement”), including the Assignment and Interim Operating Agreement (the “Operating Agreement”). We acquired DRCI in order to accelerate its entry into the California market for sale and installation of solar systems, including assumption of the installation and construction contracts that DRCI had at that time.
     On November 15, 2006, we completed the acquisition of DRCI. The acquisition of DRCI provided us with an experienced photovoltaic sales and installation team.
Our Subsidiaries
     Our business is conducted through our wholly-owned subsidiaries, SPIC, Inc. (“SPIC”), Yes! Solar, Inc. (“YES”), Yes! Construction Services, Inc. (“YCS”), IAS HK and IAS Shenzhen.
     SPIC and YCS are engaged in the business of design, sales and installation of photovoltaic (“PV”) solar systems for commercial, industrial and residential markets.
     YES is engaged in the administration of our domestic dealer network and was engaged in the sales and administration of franchise operations. In August 2009, due to general economic conditions, YES discontinued the sale of franchises and converted its franchisees to authorized Yes! branded product dealers.
     IAS HK is engaged in sales of our cable, wire and mechanical assemblies business.
     IAS Shenzhen is engaged in manufacturing our solar modules, our balance of solar system products and cable, wire and mechanical assemblies.

Industry Overview
     The solar photovoltaic (PV) market has experienced rapid growth in recent years. Worldwide PV installations in 2008 were 5.95 gigawatts (GW), representing growth of 110% over the previous year. On a revenue basis, the global solar market for 2008 was approximately $37 billion. Government policies, in the form of both regulation and incentives, have accelerated the adoption of solar technologies by businesses and consumers and have provided opportunities for developers to construct PV systems as an alternative to more traditional forms of power generation. The PV market is a global one, with 81 countries contributing to the 5.95 GW installed in 2008. The breakdown of installations is as follows; Spain 2.46 GW, Germany 1.86 GW, United States 0.36 GW, South Korea 0.28 GW, Italy 0.24 GW, Japan 0.23 GW, Rest of World 0.52 GW.
     In the U.S. market, solar is growing as well. According to the U.S. Department of Energy (DOE), the national historic average retail price of electricity grew 4.7% per year from 2002 to 2007 while traditional electricity generation sources have grown faster than 4.7%. For example, coal prices nationwide have tripled while natural gas prices have more than doubled in the period from 2002 to 2007. Applying the 4.7% historic growth rate looking forward indicate that US national electricity prices will reach $.15 per Kilowatt Hour by 2015. In contrast, the levelized energy cost of solar is expected to reach between $.05 and $.10 with current federal incentives, and between $.07 and $.12 without, according to the DOE.
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
Our Solution
     The decision to purchase a solar system is largely a financial one, comparing the net costs of the system to anticipated future electricity costs. To ensure widespread adoption of solar power for on-grid applications requires continued reduction in system level costs while maintaining or improving system efficiency. To that end, we offer a broad range of our solar modules, balance-of-system components, and integration services, including system design and installation. We source components that are capital intensive to produce, such as solar cells, and rely on our manufacturing and assembly process to efficiently and economically complete our final products. We utilize our in-house expertise to design and customize systems and components to meet each customer’s requirements. Finally, we modify our system components so our installation process time is reduced.
     Our solutions enable our operations to improve the quality and yield of our manufactured products, to improve the delivery of and shorten our time-to-market, thereby improving both product and service profitability. We believe that our solutions provide cost-effective solar modules and balance of system products, high quality components and supply chain management expertise, system level design expertise, and superior customer service and post-sales support.
Our Strategy

     Our business strategy is to become a developer of solar systems, while controlling our supply chain including engineering, procurement, construction, and manufacturing, to ensure top-quality products, systems and margin optimization. We presently are focused on the following steps to implement our business strategy:
•	Engineering, procurement, and construction excellence. As an experienced designer and builder of small and large scale solar systems, we are in a position to identify potential efficiencies at a system level. Our experience in design and construction has lead to innovative products and construction techniques that result in lower cost per watt installations than our competitors.

•	High quality, low cost product design and manufacturing. Our management team has extensive experience in designing and manufacturing products in China. We apply our expertise and know-how into designing and building solar modules and balance of system components. Our existing manufacturing team is well versed in bringing components into China, applying value-added services, exporting our finished products through the Chinese regulatory environment and delivering the final product to our customers’ doorsteps. In July 2006, we secured a 123,784 square foot manufacturing facility providing us with the potential capacity to produce over 60 MW of solar panels annually.

•	Asset Management Services. Through our unique system monitoring products and capabilities, we are able to offer our customers superior system reporting capabilities, system uptime, and operation and maintenance services.
Products and Services
     We are a designer, integrator and installer of photovoltaic power systems to a variety of customers including both commercial and residential concerns. In addition to building solar systems using our products, we sell our solar modules and balance of system components to other integrators in the U.S., Asian, Australian and European markets. Our modules are competitive with other products in the marketplace and are certified to international standards of safety, reliability and quality. We expect to continue to increase the conversion efficiency and power of our solar modules and increase our manufacturing efficiencies through ongoing process improvement For the fiscal year ended December 31, 2009 we recorded net sales of approximately $46,579,000 from the sale of solar panels, balance of system products and sales and installation of our photovoltaic power systems. Three (3) customers in this group represented 88.6% of our total net sales.
     Additionally, for the fiscal year ended December 31, 2009, net sales in our cable, wire and mechanical assemblies segment was $4,928,000 or 9.4% of our total net sales and sales in our franchised and product sales segment was approximately $1.044 or 2.0% of our total net sales.
Intellectual Property
     We rely and will continue to rely on trade secrets, know-how and other unpatented proprietary information in our business. We have filed applications to register the following trademarks: Yes! Solar Solutions, Yes! Energy Series, Yes! Independence Series, SkyMount®, ClickRack and Peaq (the “Marks”) for use with our solar product brands. In addition, we have two PCT applications and 4 provisional patents pending for certain proprietary technologies.
Competition
     The solar power market is intensely competitive and rapidly evolving and we compete with major international and domestic companies. Our major systems integration competitors include Sun Power Corporation, First Solar, SPG Solar, Sun Edison plus numerous regional players, and other similar companies primarily located in California and New Jersey. Manufacturing competitors include multinational corporations such as Kyocera Corporation, Mitsubishi, Solar World AG, Sharp Corporation, Sun Power Corporation and new Chinese manufacturer such as Yiugli, Solar Fun and Suntech and Canadian Solar. The entire solar industry also faces competition from other power generation sources, both conventional sources as well as other emerging technologies. Solar power has certain advantages and disadvantages when compared to other power generating technologies. The advantages include the ability to deploy products in many sizes and configurations, to install products almost anywhere in the world, to provide reliable power for many applications, to serve as both a power generator and the skin of a building and to eliminate air, water and noise emissions.

Manufacturing and Assembly Capabilities
     Our experience in manufacturing and assembly operations in China gives us a competitive advantage in the production of solar module and balance of system products. Our senior management has broad experience in the manufacturing of liquid crystal displays and electronic module assemblies. The manufacturing and assembly process of these products is not unlike the manufacturing and assembly of solar modules and balance of system products. It is our goal to continue to strive to reduce costs in the overall solar system cost to the end customer with the ultimate goal to make the actual installed cost of solar equivalent to the comparable cost of grid based energy without rebate. These overall reductions in cost will be delivered by reducing labor installation costs through better system design and kit packaging and reductions in module and balance of system costs by focusing on driving prices down on these commodity types of products.
     Our principal manufacturing objective is to provide for large-scale manufacturing and assembly of our solar power products at low costs that will enable us to penetrate price-sensitive solar power markets. Our 123,784 square foot campus in NanYue, Shenzhen, Peoples Republic of China (PRC) includes approximately 101,104 square feet of manufacturing space. The Shenzhen facility includes a complete line to manufacture solar modules as well as our line to manufacture cable harnesses and mechanical assemblies. Currently our solar products manufacturing and assembly business has an annual production of approximately 60 megawatts of photovoltaic modules and related balance of system products. Our cable, wire and assembly business utilizes approximately thirty percent (30%) of our manufacturing space.
Suppliers
     A substantial portion of our product costs stem from the purchase of components and raw materials. Raw materials are principally comprised of glass, aluminum frames, sheet metal, EVA bonding materials, copper tabs, and wiring. Components include solar cells, printed circuit boards, electrical connectors, junction boxes, molded plastic parts and packaging materials. Our strategy is to have a minimum of two sources for all critical components in order to minimize supply chain risk and to ensure low cost. We base component orders primarily on received purchase orders in an effort to minimize our inventory risk by ordering components and products only to the extent necessary. In certain circumstances due to priorities of lead times, we may occasionally purchase components and/or a raw material based on rolling forecasts or anticipated orders following a risk assessment.
     While we primarily manufacture the majority of solar modules used in our installations and product sales, we also have the ability to purchase additional solar modules and components from third-parties to augment output generated by our own production facility.
Sales and Marketing
     Our products and services are largely represented through our company’s sales force located in California. To ensure adequate coverage of the markets we are targeting, we rely on a series of outside sales representatives to cultivate opportunities. These representatives currently cover Europe, Asia, and sections of the United States. For our residential products marketed under the Yes! brand, we rely on a dealer network to sell the products to integrators. We market products through industry tradeshows, our website, trade publications and other media advertising.
Employees
     As of December 31, 2009, we had approximately 495 full-time employees comprised of 65 employees in the U.S, and the balance working in our Shenzhen, China engineering and manufacturing operation. None of our employees is represented by a labor union nor are we organized under a collective bargaining agreement. We have never experienced a work stoppage and believe that our relations with our employees are good.
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
Factors, Risks and Uncertainties That May Affect our Business
With the exception of historical facts herein, the matters discussed herein are “forward looking” statements that involve risks and uncertainties that could cause actual results to differ materially from projected results. Such “forward looking” statements include, but are not necessarily limited to statements regarding anticipated levels of future revenues and earnings from the operations of Solar Power, Inc. and its subsidiaries, projected costs and expenses related to our operations, liquidity, capital resources, and availability of future equity capital on commercially reasonable terms. Factors that could cause actual results to differ materially are discussed below. We disclaim any intent or obligation to publicly update these “forward looking” statements, whether as a result of new information, future events or otherwise. Unless the context indicates or suggest otherwise reference to “we”, “our”, “us”, and the “Company” in this section refers to the consolidated operations of Solar Power, Inc., a California corporation, DRCI and Solar Power, Inc., a Nevada corporation (formerly Welund Fund, Inc.), on a post-Merger and post Reincorporation basis, and references to “SPI Nevada” refers to Solar Power, Inc., a Nevada corporation (formerly Welund Fund, Inc.) prior to the Merger and Reincorporation.
Risks Related to Our Business
We have limited experience manufacturing solar systems on a commercial basis and have a limited operating history on which to base our prospects and anticipated results of operations.
We commenced solar power-related operations in June 2006 and began manufacturing solar modules in April 2007. As a result, we have limited experience manufacturing solar systems on a commercial basis. Our IAS (Shenzhen) Electronics Co., Ltd. subsidiary completed its first mechanical assembly manufacturing line in May 2005 and began commercial shipment of its cable, wire and mechanical products in June 2005. Although we are continuing to develop our solar manufacturing capabilities and processes, we do not know whether the processes we have developed will be capable of supporting large-scale manufacturing, or whether we will be able to develop the other processes necessary for large-scale manufacturing of solar systems that meet the requirements for cost, schedule, quality, engineering, design, production standards and volume requirements. If we fail to develop or obtain the necessary manufacturing capabilities it will significantly alter our business plans and could have a material adverse effect on our business, prospects, results of operations and financial condition. Moreover, due to our limited operating history, our historical operating results may not provide a meaningful basis for evaluating our business, financial performance and prospects. We have incurred net losses since our inception and, as of December 31, 2009, had an accumulated deficit of $25.1 million. We may be unable to achieve or maintain profitability in the future.
Our operating results may fluctuate significantly from period to period; if we fail to meet the expectations of securities analysts or investors, our stock price may decline significantly.
Several factors can contribute to significant quarterly and other periodic fluctuations in our results of operations. These factors may include but are not limited to the following:
•	the timing of orders and the volume of orders relative to our capacity;

•	the availability of financing for our customers;

•	the availability and pricing of raw materials, such as solar cells and wafers and potential delays in delivery of components or raw materials by our suppliers. Solar cells represent over 50% of our direct material cost and fluctuations in pricing or availability of cells will have material impact to our costs and therefore, margins.

•	delays in our product sales, design and qualification processes, which vary widely in length based upon customer requirements, and market acceptance of new products or new generations of products;

•	pricing and availability of competitive products and services;

•	changes in government regulations, tax-based incentive programs, and changes in global economic conditions;

•	delays in installation of specific projects due to inclement weather;

•	changes in currency translation rates affecting margins and pricing levels;
We base our planned operating expenses in part on our expectations of future revenue, and we believe a significant portion of our expenses will be fixed in the short-term. If revenue for a particular quarter is lower than we expect, we likely will be unable to proportionately reduce our operating expenses for that quarter, which would harm our operating results for that quarter. This may cause us to miss analysts’ guidance or any guidance announced by us. If we fail to meet or exceed analyst or investor expectations or our own future guidance, even by a small amount, our stock price could fluctuate, perhaps substantially.
Our business strategy depends on the widespread adoption of solar power technology, and if demand for solar power products fails to develop sufficiently, our revenues and ability to achieve or maintain profitability could be harmed.
While the market for solar power products is emerging and rapidly evolving, its future success is uncertain. If solar power technology proves unsuitable for widespread commercial deployment or if demand for solar power products fails to develop sufficiently, we may not be able to generate enough revenues to achieve and sustain profitability. The factors influencing the widespread adoption of solar power technology include but are not limited to:
•	cost-effectiveness, performance, and reliability of solar power technologies as compared with conventional and non-solar alternative energy technologies;

•	success of other alternative distributed generation technologies such as fuel cells, wind power and micro turbines;

•	fluctuations in economic and market conditions which impact the viability of conventional and non-solar alternative energy sources, such as increases or decreases in the prices of oil and other fossil fuels; and

•	availability of government subsidies and incentives.
If we do not obtain sufficient supply of solar cells and other components and materials to conduct our business, our revenues and operating results could suffer.
Solar cells are a key component to our supply chain, and there are a limited number of solar cell suppliers. Our estimate regarding our supply needs may not be correct and our suppliers may not be able to fulfill our demands. If our suppliers change the volume or pricing associated with these purchase orders, we may be unable to meet existing and future customer demand for our products, which could cause us to lose customers, market share and revenue. Pricing fluctuations of solar cells will directly impact the gross margins we earn on our products and services.
Our component and materials suppliers may fail to meet our needs. We manufacture all of our solar power products using materials and components procured from a limited number of third-party suppliers. We do not currently have long-term supply contracts with our suppliers. This generally serves to reduce our commitment risk but does expose us to supply risk and to price increases that we may not be able to pass on to our customers. In some cases, supply shortages and delays in delivery may result in curtailed production or delays in production, which could contribute to a decrease in inventory levels and loss of profit. If we are unable to obtain sufficient components on a timely basis, we may experience manufacturing delays, which could harm our relationships with current or prospective customers and reduce our sales. If we are unable to continue to purchase components from our suppliers or are unable to identify alternative suppliers, our business and operating results could be materially and adversely affected.
The execution of our growth strategy is dependent upon the continued availability of third-party financing arrangements for our customers.

For many of our projects, our customers have entered into agreements to pay for solar energy over an extended period of time based on energy savings generated by our solar power systems, rather than paying us to construct a our solar power system for them. For these types of projects, most of our customers choose to purchase solar electricity under a power purchase agreement with a financing company that contracts with us for the construction of the solar system. These structured finance arrangements are complex and rely heavily on the creditworthiness of the customer as well as required returns of the financing companies. Today the Company does not have an ownership interest in either the financing company or the customer. Depending on the status of financial markets, companies may be unwilling or unable to finance the cost of our products. Lack of credit for our customers will severely limit our ability to grow our revenues.
As polysilicon supply increases, the corresponding increase in the global supply of solar cells and panels may cause substantial downward pressure on the prices of our products, resulting in lower revenues and earnings.
The capacity growth of polysilicon suppliers, and silicon based solar module manufacturers has resulted in a surplus of solar panel inventory relative to market demand. Decreases in polysilicon pricing and increases in solar panel production could each result in substantial downward pressure on the price of solar cells and panels, including our products. While such reductions in pricing may increase the total available market for PV solar, eroding prices may have a negative impact on our revenue and earnings, and adversely affect our business and financial condition.
If we do not achieve satisfactory yields or quality in manufacturing our solar modules or if our suppliers furnish us with defective solar cells, our sales could decrease and our relationships with our customers and our reputation may be harmed.
The success of our business depends upon our ability to incorporate high quality and high yield solar cells into our products. We test the quality and yield of our solar products and the solar cells that we incorporate into our solar products, and we source our solar cells from manufacturers we believe are reputable. Nonetheless, our solar modules may contain defects that are not detected until after they are shipped or are installed because we cannot test for all possible scenarios. These defects could cause us to incur significant re-engineering costs, divert the attention of our engineering personnel from product development efforts and significantly affect our customer relations and business reputation. In addition, we may not be able to fulfill our purchase orders if we purchase a large number of defective solar cells. The number of solar cells that we purchase at any time is based upon expected demand for our products and an assumed ratio of defective to non-defective solar cells. If this ratio is greater than expected, we may not have an adequate number of non-defective solar cells to allow us to fulfill our purchase orders on time. If we do not fulfill orders for our products because we have a shortage of non-defective solar cells or deliver modules with errors or defects, or if there is a perception that these solar cells or solar modules contain errors or defects, our credibility and the market acceptance and sales of our products could be harmed.
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
The reduction or elimination of government and economic incentives domestically, and changes in foreign incentives, could cause our revenue to decline.
We believe that the growth of the market for “on-grid” applications, where solar power is used to supplement a customer’s electricity purchased from the utility network, depends in large part on the availability and size of government-generated economic incentives. At present, the cost of producing solar energy generally exceeds the price of electricity in the U.S. from traditional sources. To encourage the adoption of solar technologies, the U.S. government and numerous state governments have provided subsidies in the form of cost reductions, tax write-offs and other incentives to end users, distributors, systems integrators and manufacturers of solar power products. Reduction, elimination and/or periodic interruption of these government subsidies and economic incentives because of policy changes, fiscal tightening or other reasons may result in the diminished competitiveness of solar energy, and materially and adversely affect the growth of these markets and our revenues. Electric utility companies that have significant political lobbying powers may push for a change in the relevant legislation in our markets. The reduction or elimination of government subsidies and economic incentives for on-grid solar energy applications, especially those in our target markets, could cause our revenues to decline and adversely affect our business, financial condition and results of operations. The existing Federal Investment Tax Credit was renewed with passage of the 2008 economic stimulus package by the U.S. government. The current Federal Investment Tax Credit allows for a 30% tax credit for both commercial and residential solar installations with no cap and allows the commercial credits to be monetized if it cannot be absorbed by a tax liability.
A significant portion of our direct module and balance of system sales occurs outside of the U.S. Changes in the feed-in tariffs in markets like Germany, Spain and Italy, will have material impact on the financial viability of solar systems in those markets. Consequentially, our ability to sell products into those markets will be impacted accordingly. Changes to international programs are not easily forecasted and may happen rapidly, causing significant changes in demand for solar products.
We face intense competition, and many of our competitors have substantially greater resources than we do.
We compete with major international and domestic companies. Some of our current and potential competitors have greater market recognition and customer bases, longer operating histories and substantially greater financial, technical, marketing, distribution, purchasing, manufacturing, personnel and other resources than we do. In addition, many of our competitors are developing and are currently producing products based on new solar power technologies that may ultimately have costs similar to, or lower than, our projected costs. As a result, they may be able to respond more quickly to changing customer demands or to devote greater resources to the development, promotion and sales of solar and solar-related products than we can.
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
Our products are generally not sold pursuant to long-term agreements with customers, but instead are sold on a project by project or purchase order basis. We typically contract to perform large projects with no assurance of repeat business from the same customers in the future. Although cancellations on our purchase orders to date have been insignificant, our customers may cancel or reschedule purchase orders with us on relatively short notice. Cancellations or rescheduling of customer orders could result in the delay or loss of anticipated sales without allowing us sufficient time to reduce, or delay the incurrence of, our corresponding inventory and operating expenses. In addition, changes in forecasts or the timing of orders from these or other customers expose us to the risks of inventory shortages or excess inventory and in turn, could cause our operating results to fluctuate.
We act as the general contractor for our customers in connection with the installations of our solar power systems and are subject to risks associated with construction, bonding, cost overruns, delays and other contingencies, which could have a material adverse effect on our business and results of operations.
We act as the general contractor for our customers in connection with the installation of our solar power systems. All essential costs are estimated at the time of entering into the sales contract for a particular project, and these are reflected in the overall price that we charge our customers for the project. These cost estimates are preliminary and may or may not be covered by contracts between us or the other project developers, subcontractors, suppliers and other parties to the project. In addition, we require qualified, licensed subcontractors to install most of our systems. Shortages of such skilled labor could significantly delay a project or otherwise increase our costs. Should miscalculations in planning a project or defective or late execution occur, we may not achieve our expected margins or cover our costs. Additionally, many systems customers require performance bonds issued by a bonding agency. Due to the general performance risk inherent in construction activities, it has become increasingly difficult recently to secure suitable bonding agencies willing to provide performance bonding. In the event we are unable to obtain bonding, we will be unable to bid on, or enter into, sales contracts requiring such bonding.
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
The failure to increase or restructure the net metering caps could adversely affect our business. In the U.S., all grid-tied photovoltaic systems are installed with cooperation by the local utility providers under guidelines created through statewide net metering policies. These policies require local utilities to purchase from end users excess solar electricity for a credit against their utility bills. The amount of solar electricity that the utility is required to purchase is referred to as a net metering cap. If these net metering caps are reached and local utilities are not required to purchase solar power, or if the net metering caps do not increase in the locations where we install our solar product, demand for our products could decrease. The solar industry is currently lobbying to extend these arbitrary net metering caps, and replace them with either notably higher numbers, or with a revised method of calculation that will allow the industry to continue our expansion in a manner consistent with both the industry and state and federal desires.
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
The success of our business is heavily dependent on the leadership of our key management personnel and we need to retain highly-skilled individuals if we are to effectively grow our business. Our future success depends on our continuing ability to identify, hire, develop, motivate and retain highly skilled personnel for all areas of our organization. Competition in our industry for qualified employees is intense, and we anticipate that certain of our competitors may directly target our employees and officers, all of whom are at-will employees and not parties to employment agreements with us. Our continued ability to compete effectively depends on our ability to attract new qualified employees and to retain and motivate our existing employees and officers.
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
If we receive notice of claims of infringement, misappropriation or misuse of other parties’ proprietary rights, some of these claims could lead to litigation. We cannot provide assurance that we will prevail in these actions, or that other actions alleging misappropriation or misuse by us of third-party trade secrets, infringement by us of third-party patents and trademarks or the validity of our patents, will not be asserted or prosecuted against us. We may also initiate claims to defend our intellectual property rights. Intellectual property litigation, regardless of outcome, is expensive and time-consuming, could divert management’s attention from our business and have a material negative effect on our business, operating results or financial condition. If there is a successful claim of infringement against us, we may be required to pay substantial damages (including treble damages if we were to be found to have willfully infringed a third party’s patent) to the party claiming infringement, develop non-infringing technology, stop selling our products or using technology that contains the allegedly infringing intellectual property or enter into royalty or license agreements that may not be available on acceptable or commercially practical terms, if at all. Our failure to develop non-infringing technologies or license the proprietary rights on a timely basis could harm our business. Parties making infringement claims on future issued patents may be able to obtain an injunction that would prevent us from selling our products or using technology that contains the allegedly infringing intellectual property, which could harm our business.
We are exposed to risks associated with product liability claims in the event that the use or installation of our products results in injury or damage, and we have limited insurance coverage to protect against such claims and additionally those losses resulting from business interruptions or natural disasters.
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
The possibility of future product failures could cause us to incur substantial expense to repair or replace defective products. We have agreed to indemnify our customers and our distributors in some circumstances against liability from defects in our solar modules. A successful indemnification claim against us could require us to make significant damage payments, which would negatively affect our financial results.
Our current standard product warranty for our solar panel systems includes a 10-year warranty period for defects in materials and workmanship and a 20-year warranty period for declines in power performance. We believe our warranty periods are consistent with industry practice. Due to the long warranty period, we bear the risk of extensive warranty claims long after we have shipped product and recognized revenue. Although we conduct accelerated testing of our solar panels, our solar panels have not and cannot be tested in an environment simulating the 20-year warranty period. As a result of the foregoing, we may be subject to unexpected warranty expense, which in turn would harm our financial results.

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
We expect that our existing cash and cash equivalents, together with collections of our accounts receivable and other cash flows from operations in 2010, will be sufficient to meet our anticipated cash needs for at least the next twelve months. However, the timing and amount of our working capital and capital expenditure requirements may vary significantly depending on numerous factors. The growth of our business depends on our ability to finance new products, services, and projects. In many cases we will need to fund development cost of products that we are going to develop as well as development costs for large projects that we are going to build. These additional costs may result in greater fixed costs and operating expenses well in advance of the revenues to be gained. Without access to working capital from profitable operations, equity, or debt, our business cannot continue to grow.
We must effectively manage our growth.
Failure to manage our growth effectively could adversely affect our operations. We may increase the number of our manufacturing facilities and products and may plan to expand further the number and diversity of our products in the future and may further increase the number of locations from which we manufacture and sell. Our ability to manage our planned growth will depend substantially on our ability to sell addition products and services into the market, maintain adequate capital resources for working capital, successfully hire, train and motivate additional employees, including the technical personnel necessary to operate our production facilities and staff our installation teams. Any increase in expenditures in anticipation of future orders that do not materialize would adversely affect our profitability.
We may be unable to achieve our goal of reducing the cost of installed solar systems, which may negatively impact our ability to sell our products in a competitive environment, resulting in lower revenues, gross margins and earnings.
To reduce the cost of installed solar systems, as compared against the current cost, we will have to achieve cost savings across the entire value chain from designing to manufacturing to distributing to selling and ultimately to installing solar systems. We have identified specific areas of potential savings and are pursuing targeted goals. However, such cost savings are especially dependent upon factors outside of our direct control including the cost of raw materials, the cost of both manufacturing and installation labor, and the cost of financing systems. If we are unsuccessful in our efforts to lower the cost of installed solar systems, our revenues, gross margins and earnings may be negatively impacted.
Failure to achieve and maintain effective internal controls in accordance with Section 404 of the Sarbanes-Oxley Act could have a material adverse effect on our business and stock price.
We are required to document and test our internal control procedures in order to satisfy the requirements of Section 404 of the Sarbanes-Oxley Act, which requires annual management assessments of the effectiveness of our internal control over financial reporting starting with our fiscal year ended December 31, 2008 and a report by our independent registered public accounting firm that attests to the effectiveness of our internal control over financial reporting beginning with our fiscal year ending December 31, 2010. Testing and maintaining internal control can divert our management’s attention from other matters that are important to our business. We expect to incur increased expense and to devote additional management resources to Section 404 compliance. We may not be able to conclude on an ongoing basis that we have effective internal control over financial reporting in accordance with Section 404 or our independent registered public accounting firm may not be able or willing to issue an unqualified report on the effectiveness of our internal control over financial reporting. If we conclude that our internal control over financial reporting is not effective, we cannot be certain as to the timing of completion of our evaluation, testing and remediation actions or their effect on our operations since there is presently no precedent available by which to measure compliance adequacy. If we are unable to conclude that we have effective internal control over financial reporting or our independent registered public accounting firm is unable to provide us with an unqualified report, then investors could lose confidence in our reported financial information, which could have a negative effect on the trading price of our stock.
The Company and its external auditors identified material weaknesses as described in Item 9A(T). As a result of these material weaknesses, our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2009, our internal control over financial reporting and disclosure controls and procedures were ineffective.
In light of the material weaknesses, we performed additional analyses and other procedures to ensure that our consolidated financial statements included in this Annual Report were prepared in accordance with generally accepted accounting principles (GAAP). These measures included, among other things, review of other processes and disclosure controls to insure they are operating correctly (see complete disclosure and remediation efforts described in Item 9A(T) - Controls and Procedures).
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
We transact business in a variety of currencies including the U.S. dollar, the Chinese Yuan Renminbi, and Euros. We make all sales in both U.S. dollars and the Euro and we incur approximately 20% of our operating expenses, such as payroll, land rent, electrical power and other costs associated with running our facilities in China, in RMB. Changes in exchange rates would affect the value of deposits of currencies we hold. In July 2005 the Chinese government announced that the RMB would be pegged to a basket of currencies, making it possible for the RMB to rise and fall relative to the U.S. dollar. We do not currently hedge against exposure to currencies. We cannot predict with certainty future exchange rates and thus their impact on our operating results. We do not have any long-term debt valued in RMB. Movements between the U.S. dollar, the Euro, and the RMB could have a material impact on our profitability.
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
There may not be an active public market for our common stock in the near term.
Although our common stock is trading on the OTC Bulletin Board, there currently is a limited trading market for the common stock, and we cannot provide assurance that any market will further develop or be sustained. Because our common stock is expected to be thinly traded, it may be difficult to liquidate shares in the market.
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

ITEM 1B — UNRESOLVED STAFF COMMENTS
     None.
ITEM 2 — PROPERTIES
     Our manufacturing facilities consist of 123,784 square feet, including 101,104 square feet of factories and 23,680 square feet of dorms, situated in an industrial suburb of Shenzhen, Southern China known as Long Gang. Only the state may own land in China. Therefore, we lease the land under our facilities, and our lease agreement gives us the right to use the land until December 31, 2010 at an annual rent of $229,134. We have an option to renew this lease for 2 additional years on the same terms. While we continue to operate our manufacturing in the existing facility, we are actively seeking alternatives that will provide lower cost, higher quality or other incentives that may benefit the company.
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
     Our retail outlet is located in Roseville, California in a space of approximately 2,000 square feet. The five year lease commenced in October 2008 and expires in December 2012. The rent is currently $79,426 per year and increase to $84,252 in the fifth year. The Company has an option to renew for an additional five years.
The Company is obligated under operating leases requiring minimum rentals as follows (in thousands):

Years ending December 31,
2010	$702
2011	454
2012	308

Total minimum payments	$1,464

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
ITEM 4 — RESERVED

PART II
ITEM 5 — MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Market Information
     Our common stock began trading on the Over the Counter Bulletin Board (OTCBB) under the symbol “SOPW.OB” on September 25, 2007. The quarterly high and low bid information in U.S. dollars on the OTCBB of our common shares during the periods indicated are as follows:

	High Bid	Low Bid
Fiscal Year Ended December 31, 2009
Fourth Quarter to December 31, 2009	$1.53	$0.94
Third Quarter to September 30, 2009	$1.90	$0.75
Second Quarter to June 30, 2009	$1.29	$0.55
First Quarter to March 31, 2009	$1.02	$0.42
Fiscal Year Ended December 31, 2008
Fourth Quarter to December 31, 2008	$1.43	$0.41
Third Quarter to September 30, 2008	$1.72	$1.04
Second Quarter to June 30, 2008	$1.80	$1.05
First Quarter to March 31, 2008	$1.44	$0.95
Fiscal Year Ended December 31, 2007
Fourth Quarter to December 31, 2007	$4.65	$2.65
From September 25, 2007 to September 30, 2007	$5.00	$2.83
     These Over-the-Counter Bulletin Board bid quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions. On December 31, 2009, 2008 and 2007, the last reported sale price for our common stock was $1.23, $0.47 and $3.80 per share, respectively.
Stockholders
     As of May 10, 2010 we had approximately 248 holders of record of our common stock.
Dividends
     We have paid no dividends on our common stock since our inception and may not do so in the future.
Recent Sales of Unregistered Securities
     On September 23, 2009 and October 2, 2009, we completed a private placement of 14,077,000 shares of restricted common stock at a purchase price of $1.00 per share to 31 accredited investors. The shares were offered and sold by us in reliance on Section 506 of Regulation D of the Securities Act, and comparable exemptions for sales under state securities laws.
     On May 15, 2009, the Company issued 10,000 shares of its common stock pursuant to a resolution of the Company’s Board of Directors, on February 27, 2009, as compensation for services. The shares were fair-valued at $0.75, the closing price of the Company’s common stock on May 15, 2009 and the Company recorded approximately $7,400 in expense related to this transaction.
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
     On June 4, 2008, in connection with consulting services, we issued 10,000 shares of our common stock fair-valued at $1.50 per share.

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
     On September 1, 2007, in connection with consulting services provided to the Company we issued to a consultant warrants to purchase 50,000 shares of our common stock at $1.00 until September 1, 2012. This warrant was exercised by payment of $50,000 to the Company and 50,000 shares of the Company’s common stock were issued on November 26, 2007
     On August 2007, we issued 42,500 shares of our common stock in settlement of an obligation. The shares were fair-valued at $1.00.
     On August 30, 2007, in settlement of an obligation, we issued the share holders of Sundance Technologies warrants to purchase 76,722 shares of our common stock at $1.00 until August 30, 2012.
     On April 9, 2007, we completed a private placement of 500,000 shares of common stock at a purchase price of $1.00 per share to a foreign accredited investor.
     The above offerings were offered and sold by us in reliance on Section 506 of Regulation D of the Securities Act, and comparable exemptions for sales under state securities laws.
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
     As of December 31, 2009, we have outstanding 2,494,400 service-based and 200,000 performance-based stock options to purchase shares of our common stock issued under the 2006 Plan. The service-based and performance-based options have an exercise price from $1.00 to $3.45 and are subject to vesting schedules and terms. As of December 31, 2008, we had 2,670,267 service-based, performance-based options and restricted stock awards outstanding. The following table provides aggregate information as of December 31, 2009 with respect to all compensation plans (including individual compensation arrangements) under which equity securities are authorized for issuance.

	(a) Number of		Number of securities
	securities to be		remaining available for
	issued upon		future issuance under
	exercise of	Weighted-average	equity compensation
	of outstanding	exercise price of	plans (excluding
	options, warrants	outstanding options,	securities reflected
Plan Category	and rights	warrants and rights	in column (a))
Equity Compensation Plans approved by security holders	2,694,400	$1.20	1,509,836 (1)
Equity Compensation Plans not approved by security holders	—	—	—

Total	2,694,400	$1.20	1,509,836 (1)

(1)	Includes number of shares of common stock reserved under the 2006 Equity Incentive Plan (the “Equity Plan”) as of December 31, 2009, which reserves 9% of the outstanding shares of common stock of the Company.
Issuer Purchase of Equity Securities
     None

ITEM 7 — MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
     The following discussion highlights what we believe are the principal factors that have affected our financial condition and results of operations as well as our liquidity and capital resources for the periods described. This discussion should be read in conjunction with our financial statements and related notes appearing elsewhere in this Annual Report. This discussion contains “forward-looking statements,” which can be identified by the use of words such as “expects,” “plans,” “will,” “may,” “anticipates,” “believes,” “should,” “intends,” “estimates” and other words of similar meaning. These forward-looking statements are subject to risks and uncertainties that may cause actual results to differ materially from those expressed or implied by these forward-looking statements. Such risks and uncertainties include, without limitation, the risks described in Part I on page 3 of this Annual Report, and the risks described in Item 1A, Page 8 above.
     The following discussion is presented on a consolidated basis, and analyzes our financial condition and results of operations for the years ended December 31, 2009 and 2008.
     Unless the context indicates or suggests otherwise reference to “we”, “our”, “us” and the “Company” in this section refers to the consolidated operations of Solar Power, Inc.
Overview
     We manufacture photovoltaic panels or modules and balance of system components in our Shenzhen, China manufacturing facility. We sell these products through three distinct sales channels; 1) direct product sales to international markets, 2) our own use in building commercial and residential solar projects in the U.S., and 3) to a network of authorized dealers who serve the U.S. residential market through our wholly-owned subsidiary Yes! Solar, Inc. In addition to our solar revenue, we generate revenue from our cable, wire and mechanical assemblies business. Our cable wire and mechanical assembly products are also manufactured in our China facility and sold into the transportation and telecommunications markets. Currently, the factory has an annual production capacity of approximately 60 megawatts of photovoltaic solar modules and balance of system products. Any un-utilized capacity is being reserved for photovoltaic module and balance of system expansion.
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
     YES is engaged in the sale and administration of our authorized dealer network and, until August, 2009, our franchise operations. In August, 2009, the Company discontinued franchise sales and converted its franchisees to authorized dealers. At December 31, 2009, the Company had seventeen (17) authorized dealers.
     IASHK is engaged in sales of our cable, wire and mechanical assemblies business.
     IAS Shenzhen is engaged in manufacturing our solar modules, manufactures our balance of system products and continues to be engaged in our cable, wire and mechanical assemblies business.
Background and Corporate History
     We became the registrant through a reverse merger with Solar Power, Inc., a Nevada corporation (formerly Welund Fund, Inc.), on December 29, 2006. For purposes of discussion and disclosure, we refer to the predecessor as Solar Power, Inc., a Nevada Corporation (formerly Welund Fund, Inc.), to distinguish it from the registrant and accounting acquirer, Solar Power, Inc., a California corporation.
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
     On August 23, 2006, Solar Power, Inc., a California corporation entered into an Agreement and Plan of Merger with Welund Acquisition Corp., a Nevada corporation (“Merger Sub”) a wholly-owned subsidiary of Solar Power, Inc., a Nevada corporation (formerly Welund Fund, Inc.). On December 29, 2006, Solar Power, Inc., a California corporation, merged with Merger Sub and Solar Power, Inc., a California corporation became a wholly-owned subsidiary of Solar Power, Inc., a Nevada corporation (formerly Welund Fund, Inc. On February 15, 2007, we re-domiciled in the State of California.
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
     On June 5, 2007, the Company entered into a capitalized lease agreement with California First Leasing Corporation to finance the purchase of approximately $581,000 of software and hardware. The term of the lease is thirty-six months; the Company paid an initial security deposit of approximately $9,000 and secured the lease with a letter of credit of $450,825 collateralized by an equal amount of the Company’s cash deposits. As of December 31, 2009, the Company owed approximately $170,000 on this lease agreement.
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
     On June 20, 2007, the Company issued a standby letter of credit to California First Leasing Corporation in the amount of $284,367 as security for a capital lease agreement. The term of the letter of credit is one year and is secured by the Company’s cash deposits. On July 31, 2007 this letter of credit was increased to $601,100 to secure an increase to principal and interest to the capital lease agreement. Under the terms of the lease with California First Leasing Corporation the required amount of the letter of credit is reduced annually as the outstanding balance of the lease decrease. On October 1, 2009 the amount of the letter of credit was reduced to approximately $225,413 for an additional twelve months. At December 31, 2009 the amount outstanding on the letter of credit to California First Leasing Corporation was $225,413 collateralized by an equal amount of the Company’s cash deposits.
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
     On December 13, 2007, the Company and its wholly-owned subsidiary, Yes! Solar, Inc. (“YES”) entered into a Retailer Program Agreement (the “Agreement”) with GE Money Bank to provide to YES retail customers a vehicle to finance solar systems purchased from YES. The agreement provides that the Company will provide a standby letter of credit equal to the greater of $50,000 or one percent of sales under the Agreement. A standby letter of credit in the amount of $50,000 was issued on November 14, 2007 as a condition to the execution of the Agreement. The term of the letter of credit was renewed for an additional year on November 14, 2008. As of December 31, 2009 there were no sales under this Agreement. On November 10, 2009, the Agreement was terminated and the letter of credit released by GE Money Bank.
     Management is considering the impact of the following industry trends as they impact the manufacturing of complete photovoltaic systems and planned business model:
•	Solar cell pricing trends around the world: Recently the key material in the production of solar cells (silicon) has been decreasing in price due to increased supply and a reduction in anticipated demand and the global financial crisis. Solar cells are the major component cost in a photovoltaic module. The Company has responded by seeking longer-term supply agreements for solar cells at current market rates. To date the Company has entered into one long-term supply agreement for solar cells at which the price is fixed, but there is no financial commitment on the part of the Company to take delivery of cells. Our intent is secure ample solar cell supply to meet our growth needs and to avoid the risk of long-term contract pricings with suppliers whose products are expected to see a decline in the average selling price. Industry experts believe that additional planned expansion of silicon processing factories coming on line will produce enough raw materials to create an oversupply on projected demand. Failure to effectively manage our supply will hinder our expected growth and an increase in our component costs may have an adverse affect on the Company’s profitability.

•	Government subsidies: Federal and State subsidies relating directly to solar installations are an important factor in the planned growth of the solar industry. These subsidies are very important to growing the market for photovoltaic systems because they provide a significant economic incentive to all buyers. Without these incentives, industry growth would likely stall. These regulations are constantly being amended and will have a direct effect on our product sales among those states that offer superior incentives to the solar industry.

•	Global economic conditions: While there has been deterioration in the global economic condition of the financial markets, affecting most segments of industry and commerce, the Company is positioned in the renewable energy segment which remains stronger than most business segments. Since our customers may depend on financial markets for financing of solar installations, the Company is responding by seeking financing sources for its customers. Failure to secure these sources may have an adverse affect on the Company’s business opportunities and profitability.
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
Beginning on January 1, 2009, inventories are stated at the lower of cost or market, determined by the first in first out cost method. Prior to January 1, 2009, inventories were determined using the weighted average cost method. The conversion to first in first out cost method had no material effect on the financial statements for the fiscal year ended December 31, 2009 as or on prior fiscal years. Work-in-progress and finished goods inventories consist of raw materials, direct labor and overhead associated with the manufacturing process. Provisions are made for obsolete or slow-moving inventory based on management estimates. Inventories are written down based on the difference between the cost of inventories and the net realizable value based upon estimates about future demand from customers and specific customer requirements on certain projects.
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
          Photovoltaic Installation, integration and sales — In our photovoltaic systems installation, integration and sales segment, revenue on product sales is recognized when there is evidence of an arrangement, title and risk of ownership have passed (generally upon delivery), the price to the buyer is fixed or determinable and collectability is reasonably assured. Customers do not have a general right of return on products shipped therefore we make no provisions for returns. During the years ended December 31, 2009 and 2008, the Company did recognize one product sale on a bill and hold arrangement in each period. In the 2009 instance, the customer requested that we store product to combine with a subsequent order in order to reduce their transportation costs. In the 2008 instance, the customer did not have sufficient facilities to store the product and asked that we store the product for them. Since all criteria for revenue recognition had been met the Company recognized revenue on these sales. There were no bill and hold sales outstanding at December 31, 2009.
Revenue on photovoltaic system construction contracts is generally recognized using the percentage of completion method of accounting. At the end of each period, the Company measures the cost incurred on each project and compares the result against its estimated total costs at completion. The percent of cost incurred determines the amount of revenue to be recognized. Payment terms are generally defined by the contract and as a result may not match the timing of the costs incurred by the Company and the related recognition of revenue. Such differences are recorded as costs and estimated earnings in excess of billings on uncompleted contracts or billings in excess of costs and estimated earnings on uncompleted contracts. The Company determines its customer’s credit worthiness at the time the order is accepted. Sudden and unexpected changes in customer’s financial condition could put recoverability at risk.
For the year ended December 31, 2009, the Company recognized revenue for one photovoltaic system construction contract using the zero margin method of revenue recognition. In the third quarter of 2009, the Company recognized revenue of approximately $13,061,000 and gross profit of approximately $3,209,000 related to this contract using the percentage-of-completion method of revenue recognition. However, in the fourth quarter of 2009 the Company modified its revenue recognition method on this contract to the zero margin method since the financing structure the customer had in place to pay the outstanding balance on the contract did not fund as expected. The contract was for approximately $19,557,000. As of December 31, 2009 the Company has recognized revenue on the contract up to the incurred contract cost of approximately $14,582,000, deferring revenue of approximately $4,563,000. The Company will recognize such amount as revenue as the amount is collected. In December 2009 the Company made certain guarantees to assist its customer in obtaining financing for the contract. The Company recorded a liability at the estimated fair value of approximately $142,000 related to these guarantees. The deferred revenue of $4,563,000 has been netted on our balance sheet against the note and accounts receivable related to this contract. Additionally, for a separate construction contract the Company determined the use of the completed contract method of revenue recognition was appropriate. At December 31, 2009 we have recorded on our balance sheet approximately $5,557,000 of cost related to this contract in the caption cost and estimated earnings in excess of billings on uncompleted contracts. The dollar value of this contract is $6,680,000.
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

          Franchise/product distribution Operations — The Company began selling franchise territories in fiscal 2008. The Company did not recognize any franchise revenue in its fiscal 2008 financial statements. For the year ended December 31, 2009, the Company recognized approximately $1,045,000 in franchise/distribution revenue consisting of approximately $1,036,000 in product sales, $7,000 in royalty revenue and $2,000 in franchise fee revenue. The Company has adopted the provisions of FASB ASC 952 (Statement of Financial Accounting Standards No. 45 (as amended) “Accounting for Franchise Fee Revenue”) which requires that revenue shall be recognized when all the material services or conditions relating to the sale have been substantially met. At December 31, 2009 the Company had $62,000 in inventory deposits included in its financial statements from authorized dealers. During August and September 2009, the Company terminated all existing franchise agreements and will no longer be seeking new franchisees. The Company has entered into arrangements with most of its former franchisees in which they will distribute our Yes! Solar SolutionsTM branded products. Costs associated with the termination of franchise agreements were approximately $283,000 and were recorded in the Statements of Operations under the sales, marketing and customer service classification. The Company identified 17 distributors for this product line including some of its former franchisees. The Company does not expect that the change from a franchise to a distributor model will have a material effect on operating income. The Company will continue its significant involvement in the product distribution operations of the segment. Therefore, the Company did not treat the segment as discontinued operations.
          Cable, wire and mechanical assemblies — In our cable, wire and mechanical assemblies business the Company recognizes the sales of goods when there is evidence of an arrangement, title and risk of ownership have passed, the price to the buyer is fixed or determinable and collectability is reasonably assured. There are no formal customer acceptance requirements or further obligations related to our assembly services once we ship our products. Customers do not have a general right of return on products shipped therefore we make no provisions for returns. We make determination of our customer’s credit worthiness at the time we accept their order.
     Product Warranties — We offer the industry standard of 20 years for our solar modules and industry standard five (5) years on inverter and balance of system components. Due to the warranty period, we bear the risk of extensive warranty claims long after we have shipped product and recognized revenue. In our cable, wire and mechanical assemblies business, historically our warranty claims have not been material. In our solar photovoltaic business our greatest warranty exposure is in the form of product replacement. Until the third quarter of fiscal 2007, the Company purchased its solar panels from third-party suppliers and since the third-party warranties are consistent with industry standards we considered our financial exposure to warranty claims immaterial. Since the Company does not have sufficient historical data to estimate its exposure, we have looked to historical data reported by other solar system installers and manufacturers. In our cable, wire and mechanical assemblies business our current standard product warranty for our mechanical assembly product ranges from one to five years. The Company has provided a warranty provision of approximately $503,000 and $641,000 for the years ended December 31, 2009 and 2008, respectively.
Performance Guarantee
On December 18, 2009, the Company entered into a 10-year energy output guaranty related to the photovoltaic system installed for Solar Tax Partners 1, LLC (“STP”) at the Aerojet facility in Rancho Cordova, CA. The guaranty provided for compensation to STP’s system lessee for shortfalls in production related to the design and operation of the system, but excluding shortfalls outside the Company’s control such as government regulation. The Company believes that the probability of shortfalls are unlikely and if they should occur be covered under the provisions of its current panel and equipment warranty provisions.
The accrual for warranty claims consisted of the following at December 31, 2009 and 2008 (in thousands):

	2009	2008

Beginning balance	$743	$103
Provision charged to warranty expense	503	641
Less: warranty claims	—	(1)

Ending balance	$1,246	$743

     Stock based compensation — The Company accounts for stock-based compensation under the provisions of FASB ASC 718 (Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment.”) which requires the Company to measure the stock-based compensation costs of share-based compensation arrangements based on the grant-date fair value and recognizes the costs in the financial statements over the employee requisite service period. Stock-based compensation expense for all stock-based compensation awards granted was based on the grant-date fair value estimated in accordance with the provisions of FASB ASC 718. Prior to 2006 the Company had not issued stock options or other forms of stock-based compensation.

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
     Allowance for doubtful accounts — The Company regularly monitors and assesses the risk of not collecting amounts owed to the Company by customers. This evaluation is based upon a variety of factors including an analysis of amounts current and past due along with relevant history and facts particular to the customer. It requires the Company to make significant estimates and changes in facts and circumstances could result in material changes in the allowance for doubtful accounts. At December 31, 2009 and 2008 the Company has an allowance of approximately $395,000 and $49,000, respectively.
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
     Aggregate net foreign currency transaction expense included in the income statement was approximately $91,000 for the year ended December 31, 2009. Aggregate net foreign currency transaction income included in the income statement was approximately $228,000 for the year ended December 31, 2008.
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
Segment Information
     The Company has three reportable segments: (1) photovoltaic installation, integration and solar panel sales (“Photovoltaic installation, integration and sales”), (2) Franchise/product distribution operations and (3) cable, wire mechanical assemblies and processing sales (“Cable, wire and mechanical assemblies”). The Company’s reportable segments are strategic business units that offer different products and services. They are managed separately because each business requires different technology and marketing strategies.
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

     In March 2008, the Financial Accounting Standards Board (“FASB”) issued FASB ASC 815 (SFAS No. 161, “Disclosures about Derivatives Instruments and Hedging Activities, an Amendment of FASB Statement No. 133.) FASB ASC 815 requires enhanced disclosures about a company’s derivative and hedging activities. FASB ASC 815 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. The adoption of FASB ASC 815 did not have an impact on results of operations, cash flows or financial position.
     In April 2008, the Financial Accounting Standards Board (“FASB”) issued FASB ASC 350 (FASB Staff Position (FSP) FAS No. 142-3, “Determination of the Useful Life of Intangible Assets.”) The FASB ASC 350 amends the factors an entity should consider in developing renewal or extension assumptions used in determining the useful life of recognized intangible assets under FASB ASC 350 (SFAS No. 142, “Goodwill and Other Intangible Assets.”) The FASB ASC 350 must be applied prospectively to intangible assets acquired after the effective date. The Company will apply the guidance of the FASB ASC 350 to intangible assets acquired after January 1, 2009. For the year ended December 31, 2009, there were no intangible assets acquired. The Company’s adoption did not have an impact on its financial position, results of operations, or cash flows.
     In June 2008, the FASB ratified FASB ASC 815 (EITF Issue 07-5 (EITF 07-5), “Determining Whether an Instrument (or an Embedded Feature) Is Indexed to an Entity’s Own Stock.”) FASB ASC 815 provides that an entity should use a two step approach to evaluate whether an equity-linked financial instrument (or embedded feature) is indexed to its own stock, including evaluating the instrument’s contingent exercise and settlement provisions. It also clarifies on the impact of foreign currency denominated strike prices and market-based employee stock option valuation instruments. FASB ASC 815 is effective for fiscal years beginning after December 15, 2008, and interim periods within those years. The adoption of FASB ASC 815 did not have an effect on our consolidated financial statements.
     In May 2009, the FASB issued FASB ASC 470 (Staff Position No. APB 14-1 “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement)”). FASB ASC 470 clarifies that convertible debt instruments that may be settled in cash upon conversion (including partial cash settlement) are not addressed by paragraph 12 of APB Opinion No. 14, “Accounting for Convertible Debt and Debt Issued with Stock Purchase Warrants”. Additionally, this FASB ASC 470 specifies that issuers of such instruments should separately account for the liability and equity components in a manner that will reflect the entity’s nonconvertible debt borrowing rate when interest cost is recognized in subsequent periods. This FASB ASC 470 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. The adoption of FASB ASC 470 did not have an effect on our consolidated financial statements.
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
     In June 2009, FASB issued FASB ASC 860 (SFAS No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles — a replacement of FASB Statement No. 162”). The objective of FASB ASC 860 is to establish the FASB Accounting Standards Codification (“ASC”) as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with accounting principles generally accepted in the United States (“GAAP”). FASB ASC 860 is effective for interim and annual financial reporting periods ending after September 15, 2009. The adoption of FASB ASC 860 did not have a material impact on results of operations, cash flows or financial position.
     In June 2009, FASB issued FASB ASC 860 (SFAS No. 166, “Accounting for Transfers of Financial Assets-an amendment of FASB Statement No. 140”). FASB ASC 860 applies to all entities and is effective for annual financial periods beginning after November 15, 2009 and for interim periods within those years. Earlier application is prohibited. A calendar year-end company must adopt this statement as of January 1, 2010. This statement retains many of the criteria of FASB ASC 860 (FASB 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities”) to determine whether a transfer of financial assets qualifies for sale accounting, but there are some significant changes as discussed in the statement. Its disclosure and measurement requirements apply to all transfers of financial assets occurring on or after the effective date. Its disclosure requirements, however, apply to transfers that occurred both before and after the effective date. In addition, because FASB ASC 860 eliminates the consolidation exemption for Qualifying Special Purpose Entities, a company will have to analyze all existing QSPEs to determine whether they must be consolidated under FASB ASC 810. The Company does not anticipate the adoption of FASB ASC 860 to have a material impact on results of operations, cash flows or financial position.
     In June 2009, FASB issued FASB ASC 810 (SFAS No. 167, “Amendments to FASB Interpretation No. 46(R)”). FASB ASC 810 applies to FASB ASC 860 entities and is effective for annual financial periods beginning after November 15, 2009 and for interim periods within those years. Earlier application is prohibited. A calendar year-end company must adopt this statement as of January 1, 2010. The Company does not anticipate the adoption of FASB ASC 860 to have a material impact on results of operations, cash flows or financial position.
     In August 2009, the FASB issued ASU 2009-05, “Measuring Liabilities at Fair Value”. ASU 2009-05 applies to all entities that measure liabilities at fair value within the scope of FASB ASC 820, “Fair Value Measurements and Disclosures”. ASU 2009-05 is effective for the first reporting period (including interim periods) beginning after issuance, October 1, 2009 for the Company. The Company does not anticipate the adoption of ASU 2009-05 to have a material impact on results of operations, cash flows or financial position.
     In October 2009, the FASB ratified FASB ASC 605-25 (the EITF’s final consensus on Issue 08-1, “Revenue Arrangements with Multiple Deliverables”). ASC 605-25 is effective for fiscal years beginning on or after June 15, 2010. Earlier adoption is permitted on a prospective or retrospective basis. The Company does not anticipate the adoption of FASB ASC 605-25 to have a material impact on results of operations, cash flows or financial position.
Results of Operations
Comparison of the year ended December 31, 2009 to the year ended December 31, 2008
     Net sales — Net sales for the year ended December 31, 2009 increased 10.8% to approximately $52,551,000 from approximately $47,421,000 for the year ended December 31, 2008.

     Net sales in the photovoltaic installation, integration and sales segment increased 4.3% to approximately $46,579,000 from approximately $44,670,000 for the year earlier comparative period. The Company began selling panels to other integrators in Asia and Europe, which accounted for most of the increase in revenue during fiscal 2008. During fiscal 2009 the company experienced an increase in larger commercial solar system construction projects, accounting for the increase in revenue in this segment with panel sales remaining comparative to fiscal 2008. The Company expects that these types of construction sales will continue to be an increased source of revenue in fiscal 2010. For one of its commercial solar system construction projects the Company determined that the use of the zero margin method under FASB ASC 605-35-25-67 was the most appropriate method of revenue recognition. Had the Company used the percentage of completion approach without modification, revenues would have been approximately $4,563,000 greater for the year ended December 31, 2009.
     Net sales in the franchise/product distribution operations segment were approximately $1,044,000 for fiscal 2009. During 2009, the Company discontinued franchise sales in favor of product distribution through an authorized dealer network. Existing franchisees were converted to authorized dealers. At December 31, 2009, the Company had seventeen (17) authorized dealers in its network. The Company expects that dealer sales will be an increased source of revenue in fiscal 2010. There were no sales in our franchise/product distribution operations segment for the year ended December 31, 2008.
     Net sales in the cable, wire and mechanical assemblies segment increased 79.1% to approximately $4,928,000 from approximately $2,751,000 for the year earlier comparative period. This is the legacy segment of the Company’s business. The Company expects to continue to service the customers it has in this segment as it continues to concentrate on its solar segment, but is not actively seeking new customers. The increase in revenue is attributed to an increase in demand from existing customers and is expected to remain stable in fiscal 2010.
     Cost of goods sold — Cost of goods sold were approximately $45,788,000 (87.1% of net sales) and approximately $43,844,000 (92.5% of net sales) for the years ended December 31, 2009 and 2008, respectively.
     Cost of goods sold in the photovoltaic installation, integration and sales segment was approximately $41,818,000 (89.8% of sales) for the year ended December 31, 2009 compared to approximately $41,819,000 (93.6% of net sales) for the year ended December 31, 2008. The decrease in costs of goods sold and the associated increase in gross margin in fiscal 2009 was primarily attributable to decreasing solar cell costs. The Company expects that cell costs will remain stable at current levels in fiscal 2010, with gross margins expected to decrease since projects constructed in fiscal 2009 were secured based on the higher solar cell costs of 2008. The Company used the zero margin approach under FASB ACS 605-35-25-67 for one contract as described in note 12 to our financial statements. The effect of this approach deferred approximately $4,563,000 of gross margin which will be recognised as it is collected.
     Cost of goods sold in the franchise/product distribution operations segment was approximately $841,000 or 80.6% of sales. The Company expects sales with similar percentages of cost of goods sold will continue in fiscal 2010. There were no cost of goods sold in our franchise/product distribution operations segment for the years ended December 31, 2008.
     Cost of goods sold in the cable, wire and mechanical assembly segment were approximately $3,129,000 (63.5% of net sales) for the year ended December 31, 2009 compared to approximately $2,025,000 (73.6% of net sales) for the year ended December 31, 2008. The decrease as a percentage of sales is attributable to product mix and decreased in the copper wire component of our material costs, a key component in the cable wire segment. The Company expects margins to remain stable in this segment.
     General and administrative expenses — General and administrative expenses were approximately $8,940,000 for the year ended December 31, 2009 and approximately $8,981,000 for the year ended December 31, 2008 a decrease of 0.4%. As a percentage of net sales, general and administrative expenses were 14.0% and 18.9%, for the years ended December 31, 2009 and 2008, respectively. The Company expects that general and administrative expenses will continue to remain stable as a percentage of sales as it continues to develop its photovoltaic installation, integration and product sales segment. Significant elements of general and administrative expenses for the year ended December 31, 2009 include employee related expense of approximately $4,600,000, information technology costs of approximately $177,000, insurance costs of approximately $195,000, professional and consulting fees of approximately $1,106,000, rent of approximately $528,000, travel and lodging costs of $171,000, stock compensation expense of $536,000 and bad debt expense of $418,000. The bad debt expense pertains primarily to one commercial installation project on which the owner was unable to complete financing on the project and uncollectable product sales. Significant elements of general and administrative expenses for the year ended December 31, 2008 include employee related expense of approximately $4,223,000, information technology costs of approximately $171,000, insurance costs of approximately $171,000, professional and consulting fees of approximately $1,573,000, rent of approximately $583,000, travel and lodging costs of $197,000, stock compensation expense of $359,000 and bad debt expense of $264,000. The bad debt expense pertains primarily to one commercial installation project on which the owner was unable to complete financing on the project and had to terminate installation.
     Sales, marketing and customer service expense — Sales, marketing and customer service expenses were approximately $3,841,000 for the year ended December 31, 2009 and $2,618,000 for the year ended December 31, 2008. As a percentage of net sales, sales, marketing and customer service expenses were 6.0% and 5.5% for the years ended December 31, 2009 and 2008, respectively. The increase in cost is primarily due to increases in payroll as our sales force grows to support our increased revenue and marketing costs related to converting our franchisees to authorized dealers. Significant elements of sales, marketing and customer service expense for the year ended December 31, 2009 were payroll related expenses of approximately $1,695,000, advertising and trade show expenses of approximately $311,000, commission expense of approximately $461,000 stock-based compensation costs of approximately $136,000, franchise conversion costs of approximately $309,000 and travel and lodging costs of approximately $135,000. Significant elements of sales, marketing and customer service expense for the year ended December 31, 2008 were payroll related expenses of approximately $1,209,000, advertising and trade show expenses of approximately $430,000, commission expense of approximately $451,000 stock-based compensation costs of approximately $110,000 and travel and lodging costs of approximately $62,000.
     Engineering, design and product management expense — Engineering, design and product management expenses were approximately $939,000 and $599,000 for the year ended December 31, 2009 and 2008, respectively. As a percentage of sales, product development expenses were 1.5% and 1.3% for the years ended December 31, 2009 and 2008, respectively. Significant elements of engineering, design and product management expense for the year ended December 31, 2009 were payroll and related expenses of approximately $478,000, product certification and testing of approximately $377,000 and stock-based compensation expense of $37,000. The Company expects these expenses to continue in 2010 as the Company expands its product lines and sales activity in global markets. Significant elements of engineering, design and product management expense for the year ended December 31, 2008 were payroll and related expenses of approximately $261,000, product certification and testing of approximately $255,000 and stock-based compensation expense of $34,000.
     Interest income / expense — Interest expense, net was approximately $37,000 for the year ended December 31, 2009. Interest income, net was approximately $20,000 for the year ended December 31, 2008. Interest expense, net consisted of interest income of approximately $6,000 from earnings on the Company’s idle cash, approximately $6,000 from earnings on a note receivable, offset by interest expense of approximately $49,000 on the Company’s short term borrowings in fiscal year 2009. Interest income, net consisted of interest income of approximately $135,000 from the earnings on the Company’s idle cash offset by interest expense of approximately $115,000 in fiscal 2008.
     Other income / expense — Other income (expense), net was approximately $70,000 and approximately ($10,000) for the years ended December 31, 2009 and 2008, respectively. Other income, net consisted primarily of income related to a government stimulus of approximately $87,000 from the Chinese government and expenses of $16,000 related to the sub-lease of the Company’s former corporate headquarters.
     Net loss — Net loss was approximately $6,970,000 and $8,738,000 for the years ended December 31, 2009 and 2008, respectively. The increased revenue from our photovoltaic installation, integration and product sales segment and decreased solar cell costs were the drivers of the decreased operating loss in 2009. The Company expects that it will be profitable in fiscal 2010.
Liquidity
     A summary of the sources and uses of cash and cash equivalents is as follows:

	Year ended December 31,
(in thousands)	2009	2008

Net cash used in operating activities	$(15,572)	$(577)
Net cash used in investing activities	(53)	(766)
Net cash provided by financing activities	12,849	404

Net decrease in cash and cash equivalents	$(2,776)	$(939)

     From our inception until the closing of our private placement on October 4, 2006, we financed our operations primarily through short-term borrowings. We received net proceeds of approximately $14,500,000 from the private placement made by Solar Power, Inc., a Nevada corporation (formerly Welund Fund, Inc.) when we completed our reverse merger with them in December 2006.
          In October 2009, we completed a private placement of 14,077,000 shares of our common with proceeds of approximately $12,867,000, net of expenses of approximately $1,211,000
          In December 2007, we completed a private placement of 4,513,911 shares of our common stock with proceeds of approximately $10,185,000, net of expenses of approximately $1,551,000.
          As of December 31, 2009, we had approximately $3,136,000 in cash and cash equivalents and as of December 31, 2008, we had approximately $5,915,000 in cash and cash equivalents. This change in cash and cash equivalents is primarily attributable to increase in accounts receivable, and notes receivable related to payment terms of our construction projects.
          Net cash used in operating activities of approximately $15,572,000 for the year ended December 31, 2009 was a result of a net loss of approximately $6,970,000, offset by non-cash items included in net loss, consisting of depreciation of approximately $827,000, stock-based compensation expense of approximately $709,000, bad debt expense of approximately $418,000, stock issued for services of approximately $127,000. Cash used in operations also included an increase in accounts and related notes receivable of approximately $15,394,000 primarily related to a construction contract for which we used the zero margin method of revenue recognition, increase in costs and estimated earnings in excess of billings on uncompleted projects of approximately $7,506,000 related to two construction contracts, increases in inventories of approximately $546,000 primarily due to raw material purchases required by one cable, wire and mechanical assemblies customer, increases in prepaid expenses and other current assets of approximately $363,000 due to increased supplier deposits at our PRC manufacturing facility, and decreases in deferred revenues of approximately $125,000 from the conversion of our franchise operations to an authorized dealer network, offset by an increase in accounts payable of approximately $12,194,000 related to extended payment terms from our solar cell vendors, and increases in accrued liabilities of approximately $1,005,000 for our solar project development activities. As we continue to seek out and undertake larger solar system projects we anticipate that the cash provided by or used in operating activities will continue to be significantly influenced by the payment terms of our projects and the financing terms provided to us by our solar cell vendors.
     Net cash used in operating activities of approximately $577,000 for the year ended December 31, 2008 was primarily a result of a net loss of approximately $8,738,000, offset by non-cash items included in net loss, including depreciation of approximately $700,000, stock-based compensation expense of approximately $548,000, bad debt expense of approximately $264,000, and deferred income tax expense of approximately $167,000. Also contributing to cash used in operating activities were decreases in accounts payable of approximately $1,248,000 resulting from prepayment requirements of our cell suppliers, offset by decreases in accounts receivable of approximately $1,870,000 resulting from collection of our sales of solar panels upon shipment, decreases in costs and estimated earnings in excess of billings on uncompleted contracts of approximately $1,914,000 resulting from decreased installation revenues in the fourth quarter of fiscal 2008, decreases in inventories of approximately $2,433,000 resulting from decreased solar panel inventory, decreased prepaid expenses and other current assets of approximately $326,000 resulting from decreased supplier deposit requirements, increases in billings in excess of costs and estimated earnings on uncompleted contracts of approximately $157,000 resulting from billings primarily on residential solar installations not yet underway in fiscal 2008 and increases in accrued liabilities of approximately $503,000 resulting, increases in deferred revenue of approximately $350,000 resulting from deferred franchise fees and increased warranty reserve of approximately $640,000.
          Net cash used in investing activities of approximately $53,000 for the year ended December 31, 2009 primarily relates to acquisition of property and equipment.
          Net cash used in investing activities of approximately $766,000 for the year ended December 31, 2008 primarily relates to acquisition of property and equipment. Property and equipment acquired was primarily for the expansion of the solar panel assembly line in our China manufacturing facility and computer equipment required for our franchise operations.
          Net cash generated from financing activities of approximately $12,849,000 for the year ended December 31, 2009 was a result of approximately $12,943,000 generated from net proceeds of our private placement of 14,077,000 shares of our common stock and exercise of stock options, decrease in restricted cash of approximately $247,000 collateralizing our letters of credit and ACH transactions, offset by approximately $341,000 in principal payments on notes and capital leases payable.
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
Capital Resources and Material Known Facts on Liquidity
     In the short-term we do not expect any material change in the mix or relative cost of our capital resources. As of December 31, 2009, we had approximately $3,136,000 in cash and cash equivalents, approximately $280,000 of restricted cash collateralizing standby letters of credit we issued to support our capital lease, accounts receivable of approximately $17,895,000 and costs and estimated earnings in excess of billings on uncompleted contracts of approximately $7,800,000. Our focus will be to continue development and manufacturing of our solar modules and racking systems. We will continue to sell these products through our commercial, residential and both our domestic and international distribution channels.
     On September 23 and October 2, 2009, we completed a private placement of 14,077,000 shares of our common stock which, net of expenses, provided approximately $12,867,000 of working capital to support our growth.
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
     Over the past three years we have sustained losses from operations and have relied on equity financing to provide working capital. We have been actively working with additional potential investors to ensure that we have additional equity available to us as needed. In addition, we are working on sources of project financing as well as asset backed credit facilities. One of the largest single uses of working capital is solar cells used in manufacturing our solar modules. Over the last 12 months, positive changes in the market supply and lower pricing of silicon have allowed us to reduce the working capital required to build our product, and fund much of that working capital through extended payment terms with our vendors creating the significant increase in our trade accounts payable on our balance sheet. This change in the market has allowed us to significantly reduce the amount of working capital required to maintain our inventory, and in some cases, allowed us to collect revenues from customers in advance of paying for direct materials.
     We believe the funds generated by the private placement of 14,077,000 shares of our common stock and the anticipated revenues of our operations, reductions in the working capital requirements of the business due to silicon pricing and terms, and potential funds available to us through debt and equity financing, are adequate to fund our anticipated cash needs through the next twelve months additionally, we expect to collect the majority of the cash due to the Company on the two projects we accounted for using the zero margin method and completed-contract method of accounting. We anticipate that we will retain all earnings, if any, to fund anticipated growth in the business.

Contractual Obligations
     Operating leases — The Company leases premises under various operating leases. Rental expense under operating leases included in the statement of operations was approximately $780,000 and $834,000 for the years ended December 31, 2009 and 2008, respectively.
     The Company was obligated under operating leases requiring minimum rentals as follows (in thousands):

Years ending December 31,
2010	$702
2011	454
2012	308

Total minimum payments	$1,464

     The Company was obligated under notes payable requiring minimum payments as follows (in thousands):

Years ending December 31,
2010	$52
2011	44
2012	9

105
Less current portion	(52)

Long-term portion	$53

     The notes payable are collateralized by trucks used in the Company’s solar photovoltaic business, bear interest rates between 1.9% and 2.9% and are payable over sixty months.
     The Company leases certain equipment under capital leases. The leases expire from January to October 2010. The Company was obligated for the following minimum payments (in thousands):

Years ending December 31,
2009	$218
Less amounts representing interest	(10)

Present value of net minimum lease payments	208
Less current portion	(208)

Long-term portion	$—

     Purchase contract — On July 24, 2008, the Company and Solyndra Inc., a Delaware corporation (“Solyndra”) signed a First Amendment to Agreement for Sale of Photovoltaic Panels (“Modified Agreement”) which amends an Agreement for Sale of Photovoltaic Panels, dated February 19, 2007. The first agreement did not obligate the Company to any specific terms or conditions only reserved its right to panel production once Solyndra began manufacturing its product.
     The Modified Agreement between the Company and Solyndra, Inc. is a contract for the sale of photovoltaic panels intended for large flat rooftops, optimized for high energy density production produced by Solyndra for Solar Power. The Modified Agreement as amended obligates the Company to purchase a specific quantity of solar panels over the four year term of the Modified Agreement or pay a cancellation penalty of as much as $6.5 Million. The final selling price to the Company is dependent upon the price that Solyndra, Inc. sells the same product to other third-party customers and is expected to decline over the term of the agreement. On June 8, 2009, the Company signed a Second Amendment to the Agreement for Sale of Photovoltaic Panels which amends the agreement to remove the minimum purchase requirements from the agreement.
     On December 13, 2007, the Company and its wholly-owned subsidiary, Yes! Solar, Inc. (“YES”) entered into a Retailer Program Agreement (the “Agreement”) with GE Money Bank to provide to YES retail customers a vehicle to finance solar systems purchased from YES. The agreement provides that the Company will provide a standby letter of credit equal to the greater of $50,000 or one percent of sales under the Agreement. A standby letter of credit in the amount of $50,000 was issued on November 14, 2007 as a condition to the execution of the Agreement. The term of the letter of credit was renewed for an additional year on November 14, 2008. As of December 31, 2009 there were no sales under this Agreement. This agreement was terminated on November 10, 2009 and the related standby letter of credit cancelled.
Guaranty — On December 22, 2009, in connection with an equity funding of our customer, Solar Tax Partners 1, LLC (“STP1”), of the Aerojet I project, the Company along with the STP1’s other investors entered into a Guaranty (“Guaranty”) to provide the equity investor, Greystone Renewable Energy Equity Fund (“Greystone”), with certain guarantees, in part, to secure investment funds necessary to facilitate STP’s payment to the Company under the Engineering, Procurement and Construction Agreement (“EPC”). Specific guarantees made by the Company include the following in the event of the other investors’ failure to perform under the operating agreement:
o	Recapture Event — The Company shall be responsible for providing Greystone with payments for losses due to any recapture, reduction, requirement to repay, loss or disallowance of certain tax credits (Energy Credits under Section 48 of Code) or Cash Grant (any payment made by US Dept. of Treasure under Section 1603 of the ARRT of 2009) or if the actual Cash Grant received by Master Tenant is less that the Anticipated Cash Grant (equal to $6,900,000);

o	Repurchase obligation — If certain criteria occur prior to completion of the Facility, including event of default, if the managing member defaults under the operating agreement or the property or project are foreclosed on, or if the property qualifies for less than 70% of projected credits (computed as an attachment to Master Tenants operating agreement), SPI would be required to fund the purchase of Greystone’s interest in Master Tenant if the managing member failed to fund the repurchase;

o	Fund Excess Development Costs — The Company would be required to fund costs in excess of certain anticipated development costs;

o	Operating Deficit Loans — The Company would be required to loan Master Tenant or STP1 monies necessary to fund operations to the extent costs could not be covered by Master Tenant’s or STP1’s cash inflows. The loan would be subordinated to other liabilities of the entity and earn no interest; and

o	Exercise of Put Options — At the option of Greystone, the Company may be required to fund the purchase by managing member of Greystone’s interest in Master Tenant under an option exercisable for 9 months following a 63 month period commencing with operations of the Facility. The purchase price would be equal to the greater of the fair value of Greystone’s equity interest in Master Tenant or $951,985.
Guaranty provisions related to the Recapture Event, Repurchase Obligation and Excess Development Costs guarantees have effectively expired or are no longer applicable as of December 31, 2009. This is because the trigger event for the Company’s potential obligation has either lapsed or been negated. The Company determined that the fair value of such guarantees was immaterial.
The Company has recorded on its balance sheet, the fair value of the remaining guarantees, at their estimated fair valued of $142,000.
     Restricted Cash — On November 17, 2009, our bank amended the Company’s restricted funds agreement to restrict $280,000 of the Company’s deposits as collateral for the outstanding letter of credits in the amount of $255,000 and the Company’s bank credit card of $25,000.
     Accounts Payable — At December 31, 2009, our trade accounts payable was approximately $16,110,000 an increase of approximately $12,032,000 over the balance at December 31, 2008. The increase is primarily attributed to standard credit terms being extended to the Company by its solar cell vendors. In 2008, the Company was required to pay cash in advance for solar cells.
Off-Balance Sheet Arrangements
     At December 31, 2009, we did not have any transactions, obligations or relationships that could be considered off-balance sheet arrangements.
ITEM 8 — FINANCIAL STATEMENTS
     The Financial Statements that constitute Item 8 are included at the end of this report beginning on page F-1.
ITEM 9 — CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
     None
ITEM 9A(T) — CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
     In connection with the preparation of our Annual Report on Form 10-K, an evaluation was carried out by our management, with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (Exchange Act)) as of December 31, 2009. Disclosure controls and procedures are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified, and that such information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.
     The Company and the external auditors identified material weaknesses as described below. As a result of these material weaknesses, our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2009, our disclosure controls and procedures were ineffective.
     In light of the material weaknesses described below, we performed additional analyses and other procedures to ensure that our consolidated financial statements included in this Annual Report were prepared in accordance with generally accepted accounting principles (GAAP). These measures included, among other things, review of other processes and disclosure controls to insure they are operating correctly.
     There were no changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter and year ended December 31, 2009, that has materially affected or is reasonable likely to materially affect the Company’s internal control over financial reporting.

Management’s Report on Internal Control over Financial Reporting
Management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements in accordance with GAAP. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projection of any evaluation of effectiveness to future periods is subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
Management has conducted, with the participation of our Chief Executive Officer and our Chief Financial Officer, an assessment, including testing of the effectiveness of our internal control over financial reporting as of December 31, 2009. Management’s assessment of internal control over financial reporting was conducted using the criteria in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, or COSO.
A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. In connection with management’s assessment of our internal control over financial reporting, we identified the following material weaknesses in our internal control over financial reporting as of December 31, 2009:
Revenue Recognition and Contract Administration
A.	Revenue recognition — We did not maintain effective revenue recognition controls. Solar projects, and the large commercial and utility scale projects in particular, can involve more than 25 documents, and often involve multiple third parties. Further, the contracts through which the Company provides services frequently include unique contingencies and customized terms and provisions to address issues unique to each project or third party involved in each project. As such, terms and provisions of the multiple documents may not always be harmonized across documents, and may lead to differing interpretation or judgments. For one construction contract our evaluation of the appropriate revenue recognition method did not include all relevant documents.

B.	Contract administration — We did not maintain effective controls over contract administration. For a construction contract the Company failed to progress bill the customer as called for by the terms of the contract.
The above material weaknesses in revenue recognition resulted in audit adjustments to our 2009 annual consolidated financial statements. The material weaknesses affected revenue, which could result in a material misstatement to our 2009 fourth quarter interim or annual consolidated financial statements that would not be prevented or detected.
In light of the material weaknesses described above, we performed additional analyses and other procedures to ensure that our consolidated financial statements included in this Annual Report were prepared in accordance with generally accepted accounting principles (GAAP). These measures included, among other things, review of other processes and disclosure controls to insure they are operating correctly. No further internal control deficiencies were found.
Because of the material weaknesses described above, management has concluded that we did not maintain effective internal control over financial reporting as of December 31, 2009, based on the Internal Control—Integrated Framework issued by COSO.
Remediation Efforts
We plan to make necessary changes and improvements to the overall design of our control environment to address the material weakness in internal control over financial reporting described above. In particular, we have implemented or are implementing measures to standardize certain contract terms and provisions, to insure proper review of such agreements across projects, and to make judgments and assessments consistent with our revenue recognition policies prior to completion of a project. We also continue to place importance on internal control over financial reporting and have implemented following actions:
Revenue Recognition:
A.	We did not maintain effective revenue recognition controls.
•	Remediation Plan: The Company has developed a process to both identify and timely analyze contingencies or other contractual language that impacts revenue recognition and to track the status or resolution of such issues through appropriate resources in the finance department throughout the project from initiation, to final documentation and project completion to ensure that revenue is not improperly recognized.
B.	Contract administration.
•	Remediation Plan: The Company has developed a process to identify billing cycles on it contracts.
Management believes through the implementation of the foregoing initiative, we will significantly improve our control environment, the completeness and accuracy of underlying accounting data and the timeliness with which we are able to close our books. Management is committed to continuing efforts aimed at fully achieving an operationally effective control environment and timely filing of regulatory required financial information. The remediation effort noted above is subject to our internal control assessment, testing and evaluation processes. While these efforts continue, we will rely on additional substantive procedures and other measures as needed to assist us with meeting the objectives otherwise fulfilled by an effective control environment.
Changes in Internal Control over Financial Reporting
There have been changes in our internal control over financial reporting during the three months ended December 31, 2009 that have materially affected or are reasonably likely to materially affect, our internal control over financial reporting related to the remediation of a previously identified material weakness as discussed in the section titled “Management’s Report on Internal Control over Financial Reporting.”
ITEM 9B — OTHER INFORMATION
     None

PART III
ITEM 10 — DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Directors, Executive Officers and Significant Employees
The following table sets forth the names and ages of our current directors, executive officers, significant employees, the principal offices and positions with us held by each person. Our executive officers are appointed by our Board of Directors. Our directors serve until the earlier occurrence of the appointment of his or her successor at the next meeting of shareholders, death, resignation or removal by the Board of Directors. There are no family relationships among our directors, executive officers, director nominees or significant employees.

Person	Age	Position
Stephen C. Kircher	56	Chairman of the Board of Directors, Chief Executive Officer

Larry D. Kelley	64	Director

Timothy B. Nyman	59	Director

Ronald A. Cohan	68	Director

D. Paul Regan	63	Director

Francis W. Chen	61	Director

Jeffrey G. Winzeler	50	Chief Financial Officer

Robert Wood	46	Chief Operating Officer

Bradley J. Ferrell	32	President of Business Development

Alan M. Lefko	62	Vice President Finance and Secretary

Todd R. Lindstrom	43	Executive Vice President of Business Development

Eric L. Hafter	52	Chief Strategy Officer
Biographies
Steve C. Kircher
Mr. Kircher has served as the Chairman of our Board of Directors since September 2006. Mr. Kircher has served as our Chief Executive Officer and President since December 29, 2006. Mr. Kircher served as the Chief Executive Officer and Chairman of the Board of Directors since May 2006. Prior to that, Mr. Kircher served as a consultant to International DisplayWorks, Inc. from December 2004 through April 2006. Mr. Kircher also served as the Chairman and Chief Executive Officer of International DisplayWorks, Inc. from July 2001 until December 2004. Mr. Kircher has a Bachelor of Arts degree from the University of California, San Diego. Mr. Kircher was the subject of NASD disciplinary proceedings relating to potential violations of NASD Conduct rules for events occurring in 1999 in connection with Mr. Kircher’s status and duties as a principal of CapBay Financial Services. The NASD complaint alleged improper markups based on CapBay’s contemporaneous cost in connection with the purchase and sale of two stocks, failure of brokers to make required penny stock disclosure in connection with the purchase and sale of one stock, and failure to maintain and enforce supervisory procedures designed to achieve compliance with securities rules and regulations. CapBay Financial Services ceased operations in approximately 2001, and Mr. Kircher also ceased working in the industry to manage operations at International DisplayWorks, Inc., as noted above, at the same time. Mr. Kircher later entered into a letter of acceptance, consent and waiver (“AWC”) with the NASD, pursuant to which Mr. Kircher consented to the imposition of disciplinary sanctions, including his agreement that he would not associate with any NASD member in the future without NASD consent. The letter was accepted by NASD in March 2002, and, along with Mr. Kircher’s payment of an agreed upon fine, constituted the final disposition of this matter.
The Board believes that Mr. Kircher’s broad base of management and oversight skills and extensive background experience with respect to establishing manufacturing operations in China and domestically makes him an excellent candidate to serve as CEO and Chairman of the Board of Directors of the Company. As our present Chief Executive Officer, Mr. Kircher has an extensive understanding of our structure, history and goals and serves as our chief strategist for our business model. Mr. Kircher is also one of our significant investors. As such, not only does Mr. Kircher bring to our Board a wealth of management and oversight experience and expertise, his personal interests are also inextricably aligned with our future success.
D. Paul Regan
D. Paul Regan has served as our director since December 29, 2006. Mr. Regan currently serves as Chairman of Hemming Morse, Inc., CPAs, Litigation and Forensic Consultants. This 110 person CPA firm is headquartered in San Francisco. He has been with Hemming Morse since 1975. Mr. Regan’s focus at Hemming Morse is to provide forensic accounting consulting services primarily in civil litigation. He has testified as an accounting expert for the U.S. Securities & Exchange Commission, various State Attorney Generals, other government agencies and various public companies. He has served on the Board of Directors of the California Society of Certified Public Accountants and was the Chair of this 29,000-member organization in 2004 and 2005. He is a current member of the American Institute of Certified Public Accountant’s governing Council. Mr. Regan has been a Certified Public Accountant since 1970. He holds both a BS and MS degrees in accounting.
From his career as a CPA, Mr. Regan has broad financial expertise and experience, which the Board believes makes him a valuable contributor to the Board. Mr. Regans’ financial experience also includes specific experience focused on public companies and public company reporting. As such, Mr. Regan brings extensive forensic accounting experience and critical knowledge regarding SEC reporting to our Board of Directors. Mr. Regan also serves as an expert witness for the SEC with respect to accounting issues in actions brought by the SEC. This experience and knowledge combined with Mr. Regan’s extensive service as a Director with various other entities and in various managerial positions assists our Board in all financial and SEC reporting matters.
Timothy B. Nyman
Mr. Nyman has served as our director since December 29, 2006. Mr. Nyman has served as a consultant to GTECH Corporation since August 2006. Previously, Mr. Nyman was the Senior Vice President of Global Services at GTECH Corporation, the world’s leading operator of online lottery transaction processing systems. Mr. Nyman joined GTECH Corporation in 1981 and formerly served as its Vice President of Client Services. In 1979, Mr. Nyman went to work with the predecessor company of GTECH Corporation, which was the gaming division of Datatrol, Inc. In his twenty-seven years with GTECH and its predecessors, Mr. Nyman has held various positions in operations and marketing. He has directed a full range of corporate marketing activities and participated in the planning and installation of new online lottery systems domestically and internationally. Mr. Nyman received a Bachelor of Science degree in Marketing, Accounting and Finance from Michigan State University.
The Board believes that Mr. Nyman’s extensive experience as Senior Vice President of Global Services and Vice President of Client Services at GTECH Corporation, an international leader in online gaming technology, is a valuable asset to the Board and the Company. From those positions at GTECH Corporation, Mr. Nyman gained a broad understanding of sales and distribution channels in the international arena. Mr. Nyman is a seasoned director as a result of his service on the boards of other public companies, and his experience and knowledge is an asset to our Board of Directors specifically with respect to sales, marketing and global operations matters.
Ronald A. Cohan
Mr. Cohan has served as our director since December 29, 2006. Mr. Cohan has served as consulting counsel to GTECH Corporation since 2002. From 1995, Mr. Cohan has served as a consultant to High Integrity Systems, Inc., a subsidiary of Equifax Inc. Prior to that, Mr. Cohan joined the San Francisco law firm of Pettit & Martin as an Associate in 1968 and was admitted as a Partner in 1972. He opened the Los Angeles office of Pettit & Martin in October of 1972 and was partner in charge until March of 1983. Mr. Cohan left Pettit & Martin in February of 1992 and became principal of his own law firm. Mr. Cohan has specialized in government procurement matters for various institutional clients such as Honeywell, 3M, Mitsui, Centex, Equifax and GTECH. Mr. Cohan received a Bachelor of Arts degree from Occidental College in 1963 and a Juris Doctor degree in 1966 from the School of Law (Boalt Hall), University of California, Berkeley.
Mr. Cohan brings his vast knowledge and attention to detail to our Board as an attorney with extensive experience in handling regulatory matters. Mr. Cohan has served on several boards of directors including International DisplayWorks, Inc., which had Chinese operations. Mr. Cohan provides our Board with a critical legal perspective regarding domestic and international operations as well as corporate governance issues, which he has developed throughout his legal experience as a practicing attorney.
Francis W. Chen
Mr. Chen has served as our director since November 23, 2009. Mr. Chen is currently vice chairman at WI Harper Group, a venture capital firm with offices in San Francisco, Beijing and Taipei, a position he has held since 2008. Prior to this, Mr. Chen was a co-founder of Pacific Advantage International in 2002. He continues to serve as chairman of Pacific Advantage International. Mr. Chen also serves as a member of the boards for Mail.com Media Corporation, SB2, Stealth Peptides, and LogicEase Solutions. Mr. Chen has twenty years of prior management experience in the healthcare industry with Becton-Dickinson, Baxter International and a number of biotechnology start-ups. Mr. Chen received a Ph.D. in immunology from Harvard University in 1976, and holds a M.S. and a B.S. in chemistry from Tufts University (1970).
Mr. Chen has broad experience and expertise serving on the boards of directors of various Chinese companies. From his positions as a director, Mr. Chen has invaluable knowledge and experience managing operations of public companies, specifically including biotechnology companies. The Board believes that Mr. Chen’s broad experience on various boards is an asset to the Company and complements the experience and knowledge of the other members of the Board.
Larry D. Kelley has served as our director since August 2006. Mr. Kelley has been and is President and partner of McClellan Business Park, LLC since 1999, where he acts as Chief Operating Officer and Managing Member. Mr. Kelley has been and is the President and Chief Executive Officer of Stanford Ranch I, LLC, a 3,500-acre master planned community in Rocklin, California. Mr. Kelley has served as the President and CEO of Stanford Ranch, LLC since 1996, and in this capacity oversees the daily operations. Mr. Kelley has been involved in real estate for twenty-nine years. Previously he spent ten years (from 1978 to 1988) with US Home Corporation, one of the nation’s largest homebuilders. He served in various positions including Vice President Operations of US Home Corporation and President of Community Development, a division of US Home Corporation, where he was responsible for the acquisition, development and marketing of numerous master-planned communities in ten states. Mr. Kelley received a Bachelors of Science in Industrial Engineering from Texas A&M. In addition, he received a Masters of Business Administration from Harvard Business School. After many years of service to the Company, Mr. Kelley has decided not to stand for reelection as director, with the Board therefore being reduced to five (5) members.
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

Bradley J. Ferrell is our President of Business Development and previously served as our President of Commercial Sales since November, 2008. Previously he served as our Chief Operating Officer and Senior Vice President, Marketing and Sales since August 2006 and is one of the original founders of International Assembly Solutions, Limited (“IAS HK”). Since 2003, Mr. Ferrell was the Vice President of Sales and Marketing for International DisplayWorks, Inc. (IDW). In this role, he directed worldwide sales where he grew revenue from $10 million in 2001 to over $100 million in FY 2006. Mr. Ferrell began working for IDW in 2001 as a Production Coordinator with the primary focus on Hong Kong and China operations. In 2002, he was appointed Domestic Sales Manager. Prior to joining IDW, Mr. Ferrell worked as an analyst in the technology sector of a brokerage firm. Mr. Ferrell received his Bachelor of Arts in Economics from Southern Methodist University.
Alan M. Lefko has served as our Vice President of Finance since December 2006. Mr. Lefko has served as a director of IAS HK since May 2007. From July 2004 through December 2006 Mr. Lefko served as Vice President Finance and Corporate Secretary of International DisplayWorks, Inc, a manufacturer of liquid crystal displays and display modules. From February 2000 to July 2004 Mr. Lefko was Corporate Controller of International DisplayWorks, Inc. From July 1999 to January 2000, Mr. Lefko was the Chief Financial Officer of The Original Bungee Company (“Bungee”) in Oxnard, California, a manufacturer and distributor of stretch cord and webbing products. Mr. Lefko was responsible for the reorganization of Bungee’s financing structure, establishment of an asset based lending program and implementation of cost accounting systems and controls. From 1989 to 1999, Mr. Lefko served as Chief Financial Officer and Controller of Micrologic, a manufacturer and distributor of Global Positioning Systems and Vikay America, Inc., a subsidiary of Vikay Industrial (Singapore) Limited, based in Chatsworth, California. Mr. Lefko has a BA degree in Business Administration and Accounting from California State University, Northridge, California.
Todd R. Lindstrom is our Executive Vice President of Business Development and previously served as Executive Vice President of Commercial Sales since November 2008. Previously he served as President of our wholly owned subsidiary, Yes! Solar, Inc. since December 2007 and as our Vice President of Operations since November 2006. Mr. Lindstrom brings over 18 years of experience in construction and construction-related industries to Solar Power, Inc. From 2001 to 2005, Mr. Lindstrom has been directly involved in the development and financing of over $80 million of photovoltaic solar projects for commercial, residential and government clients throughout California. From 2004 to 2005, Mr. Lindstrom was the Vice President of Sun Power and Geothermal Energy. From 2001 to 2003, Mr. Lindstrom served as Vice President of the Electric and Gas Industry Association. From 1999 to 2001, Mr. Lindstrom worked nationally as Vice President of Dealer Relations for CarsDirect.com. As a founding employee, Mr. Lindstrom was directly involved in the growth of this company from four employees to 625 employees, and over $250 million in annual sales. In 1990 Mr. Lindstrom started his own construction company. To enhance his construction company, Mr. Lindstrom purchased a Floor Coverings International (FCI) franchise, which he quickly developed into the second largest volume franchise in the FCI system. Mr. Lindstrom is an alumnus of California State University, Sacramento where he focused on Marketing and Public Relations.
Eric L. Hafter is our Chief Strategy Office and previously served as President of Commercial Construction of our wholly-owned subsidiary, SPIC, Inc., since December 2007. For the prior two years he served as the Senior Director of a consulting business focusing on all aspects of the solar industry. Prior to that he served for over ten years on the board of directors for PowerLight Corporation, where he joined the senior management team as General Manager of European Operations in 2004 and spearheaded PowerLight’s entry into Germany and Southern Europe. Accomplishments during his tenure include the completion of the world’s first ten megawatt PV plant and the development of three major solar power plants located in Germany. In 2005, Mr. Hafter’s team managed the site development and negotiated the sale of an eleven megawatt solar power park to General Electric Energy Finance, which during 2007 became the world’s largest PV output system. Collectively, Mr. Hafter’s experience includes over 25 years of developing large scale renewable energy and commercial property projects, including retail shopping, commercial and residential projects.
Robert Wood has served as our Chief Operations Officer since 2009. He oversees and manages all aspects of our international operations including manufacturing, information technology, new product design, and development as well as the development and deployment of all operations strategies. Previously, Mr. Wood was our Chief Information Technology Officer. Prior to joining Solar Power, Inc. in 2007, Mr. Wood was one of the principle founders of Calnet Business Bank (CBB) and served as the Senior Vice President and Chief Technology Officer of the bank, where he oversaw technology development and strategic initiatives. As one of the founding members, Mr. Wood worked with CBB since its inception in early 2000 performing strategic consulting services to the pre-incorporation organization. Prior to CBB, Mr. Wood was the Senior Vice President and Director of Technology for River City Bank, where he led the technology efforts of the bank and designed and built an number of banking systems including the bank’s treasury management system.
Director Independence
Larry Kelley, D. Paul Regan, Timothy Nyman, Francis Chen and Ronald Cohan are independent directors as defined by NASD standards.
Section 16 Beneficial Ownership Reporting Compliance
Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the Company’s executive officers and directors and persons who own more than 10% of a registered class of the Company’s equity securities, to file with the Securities and Exchange Commission (hereinafter referred to as the “Commission”) initial statements of beneficial ownership, reports of changes in ownership and annual reports concerning their ownership, of Common Stock and other equity securities of the Company on Forms 3, 4, and 5, respectively. Executive officers, directors and greater than 10% shareholders are required by Commission regulations to furnish us with copies of all Section 16(a) reports they file. We believe that all reports required by section 16(a) for transactions in the year ended December 31, 2009 have been filed.
Code of Ethics
We have adopted a code of ethics that applies to our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions. The Code of Ethics is available at our website at www.solarpowerinc.net.
Director Independence
Larry Kelley, D. Paul Regan, Timothy Nyman, Francis Chen and Ronald Cohan are independent directors as defined by NASD standards.
Corporate Governance Matters
Board Leadership Structure
     The Board does not have a policy, one way or the other, with respect to whether the same person should serve as both the chief executive officer and chairman of the board or, if the roles are separate, whether the chairman should be selected from the non-employee directors or should be an employee. The Board believes that it should have the flexibility to make these determinations at any given point in time in the way that it believes best to provide appropriate leadership for the Company at that time.
     The Board believes that its current leadership structure, with Mr. Kircher serving as both chief executive officer and board chairman, is appropriate given Mr. Kircher’s past experience serving in these roles, the efficiencies of having the chief executive officer also serve in the role of chairman and the Company’s strong corporate governance structure.
     Pursuant to the Company’s governance guidelines, whenever the chairman is an employee of the Company, the Board elects a lead director from its independent directors. The lead director is currently Ronald Cohan. The chairman and chief executive officer consults periodically with the lead director on Board matters and on issues facing the Company. In addition, the lead director serves as the principal liaison between the chairman of the board and the independent directors and presides at an executive session of non-management directors held at each regularly scheduled board meeting.
Risk Oversight
     In its oversight role, the Board of Directors annually reviews the Company’s strategic plan, which addresses, among other things, the risks and opportunities facing the Company. The Board also has overall responsibility for executive officer succession planning and reviews succession planning efforts each year. The Board oversees risk management as a whole but also delegates certain risk management oversight responsibility to the Board committees in certain instances. As part of its responsibilities as set forth in its charter, the Audit Committee is responsible for discussing with management the Company’s major financial risk exposures and the steps management has taken to monitor and control those exposures, including the Company’s risk assessment and risk management policies. In this regard, the Company’s chief audit executive prepares annually a comprehensive risk assessment report and reviews that report with the Audit Committee each year. This report identifies the material business risks (including strategic, operational, financial reporting and compliance risks) for the Company as a whole and identifies the controls that respond to and mitigate those risks. The Company’s management regularly evaluates these controls, and the chief audit executive periodically reports to the Audit Committee regarding their design and effectiveness. The Audit Committee also receives annual reports from management on the Company’s ethics program and on environmental compliance. The Finance Committee regularly reviews with management the Company’s financial arrangements, capital structure and the Company’s ability to access the capital markets. The Nominating and Governance Committee annually reviews the Company’s corporate governance guidelines and their implementation. Each committee regularly reports to the full Board.
Committees of the Board of Directors
Our Board of Directors consists principally of independent directors, as determined by Rule 4200 of the National Association of Securities Dealers’ (NASD) listing standards. Further, the Board of Directors operates under a Board Governance Policy, which can be viewed at the Company website www.solarpowerinc.net. In addition, the Board of Directors has created the following committees, the members of which are independent. The Board of Directors met four times during our 2009 fiscal year, and each member of the Board attended all meetings.
Audit Committee & Audit Committee Report
The Audit Committee of the Board of Directors makes recommendations regarding the retention of the independent registered public accounting firm, reviews the scope of the annual audit undertaken by our independent registered public accounting firm and the progress and results of their work, reviews our financial statements, and oversees the internal controls over financial reporting and corporate programs to ensure compliance with applicable laws. The Audit Committee reviews the services performed by the independent registered public accounting firm and determines whether they are compatible with maintaining the registered public accounting firm’s independence. The Audit Committee has a Charter, which is reviewed annually and as may be required due to changes in industry accounting practices or the promulgation of new rules or guidance documents. The Audit Committee Charter was filed as Appendix C to the fiscal 2006 proxy statement. The Audit Committee consists of three independent directors as determined by NASD listing standards. The Audit Committee met four times in fiscal year 2009, and all members of the Audit Committee attended all meetings held.
Audit Committee Financial Expert. The members of the Audit Committee were Mr. D. Paul Regan (Audit Committee Chairman), Mr. Ronald A. Cohan and Mr. Larry D. Kelley. Mr. D. Paul Regan is independent and qualified as an Audit Committee Financial Expert. As Mr. Kelley will not stand for reelection to the Board upon the meeting, the members of the Audit Committee will be Mr. D. Paul Regan (Audit Committee Chairman), Mr. Ronald A. Cohan and Mr. Francis W. Chen.
In fulfilling its oversight responsibilities, the Audit Committee has reviewed and discussed the audited financial statements with management and discussed with the independent auditors the matters required to be discussed by AU 380. Management is responsible for the financial statements and the reporting process, including the system of internal controls. The independent auditors are responsible for expressing an opinion on the conformity of those audited financial statements with generally accepted accounting principles.
The Audit Committee discussed with the independent auditors, the auditors’ independence from the management of the Company and received written disclosures and the letter from the independent accountants required by Rule 3520 of the Public Company Accounting Oversight Board (“PCAOB”).
After review and discussions mentioned above, the Board recommended that the audited financial statements be included in the Company’s Annual Report on Form 10-K.

Audit Committee
D. Paul Regan
Ronald A. Cohan
Larry D. Kelley (to be replaced by Francis W. Chen)
Governance & Nominating Committee; Diversity
The Governance & Nominating Committee prepares governance guidelines and makes recommendations to our Board of Directors with respect to modification of those policies, assessment of potential new board members backgrounds and qualifications, and annual review of existing members, review and assessment of any waivers under our Ethics Policy, and reviews and makes recommendations with respect to any shareholder proposals. The members of the Governance & Nominating Committee are Mr. Ronald A. Cohan and Mr. Timothy B. Nyman. The Governance and Nominating Committee Charter was filed as Appendix E to the fiscal 2006 proxy statement The Governance & Nominating Committee met one time during our fiscal year 2009, and all members of the committee attended the meeting held.
Our directors take a critical role in guiding our strategic direction and oversee the management of the Company. Board candidates are considered based upon various criteria, such as their broad-based business and professional skills and experiences, their diversity of viewpoint and background, a global business and social perspective, concern for the long-term interests of the stockholders and personal integrity and judgment. In addition, directors must have time available to devote to Board activities and to enhance their knowledge of the growing industry. Accordingly, we seek to attract and retain highly qualified directors who have sufficient time to attend to their substantial duties and responsibilities to the Company.
Although we do not have a formal policy in place, we consider diversity, among other factors, to identify our nominees for the Board. We view diversity broadly to include diversity of experience, skills and viewpoint as well as more traditional diversity concepts. In sum, we strive to assemble a diverse Board that is strong in its collective knowledge and that also consists of individuals who bring a variety of complementary attributes and skills to the Board such that the Board, taken as a whole, has the necessary and appropriate skills and experience to provide an enriched environment. The needs of the Board and the factors that the Governance and Nominating Committee considers in evaluating candidates are reassessed on an annual basis, when the committee’s charter is reviewed.
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
Shareholders may send communications to the Board by mail to the Chairman of the Board, Solar Power, Inc., 1115 Orlando Avenue, Roseville, California 95661.
ITEM 11 – EXECUTIVE COMPENSATION
Compensation Table
The following table provides information concerning compensation earned by our current named executive officers, including the options and restricted stock awards substituted in connection with the Merger. A column or table has been omitted if there was no compensation awarded to, earned by or paid to any of the named executive officers or directors required to be reported in such table or column in the respective fiscal year. As of December 31, 2009, no other executive officer was paid in excess of $100,000.
Summary Compensation Table

							Non-
							Equity
Name and							Incentive
Principal				Stock	Option Awards		Plan	All Other
Position	Year	Salary ($)	Bonus ($)	Awards ($)	($)		Compensation ($)	Compensation ($)	Total ($)
Stephen C. Kircher,	2009	180,000	126,900	—	4,590	(1)	—	—	311,490
Chief Executive Officer	2008	180,000	25,200	—	6,940	(2)	—	—	212,140
and Director	2007	180,000	20,000	—	—		—	—	200,000
Jeffrey G. Winzeler (3),	2009	150,000	79,755	—	41,790	(4)	—	—	271,545
Chief Financial Officer	2008	150,000	56,250	—	157,140	(5)	—	—	363,390
	2007	93,750	40,000	50,000	—		—	—	183,750

							Non-
							Equity
Name and							Incentive
Principal				Stock	Option Awards		Plan	All Other
Position	Year	Salary ($)	Bonus ($)	Awards ($)	($)		Compensation ($)	Compensation ($)		Total ($)
Alan M. Lefko,	2009	124,200	22,123	—	3,672	(6)	—	—		149,995
Vice President Finance	2008	123,150	9,000	—	5,552	(7)	—	—		137,702
and Secretary	2007	120,000	5,000	—	—		—	—		125,000
Bradley J. Ferrell,	2009	150,000	—	—	4,590	(8)	—	95,806	(10)	250,396
President of Business	2008	150,000	100,000	—	6,940	(9)	—	—		256,940
Development	2007	150,000	32,000	—	—		—	—		182,000
Eric L. Hafter,	2009	150,000	81,563	—	4,590	(11)	—	—		236,153
Chief Strategy Officer	2008	150,000	112,500	—	282,000	(12)	—	—		544,500
	2007	—	—	—	—		—	—		—
Todd R. Lindstrom,	2009	150,000	—	—	23,190	(13)	—	47,937	(15)	221,127
Executive Vice President	2008	150,000	33,750	—	6,940	(14)	—	—		190,690
of Business Development	2007	150,000	22,500	—	—		—	—		172,500
Robert Wood,	2009	150,000	80,858	—	4,590	(17)	—	—		235,448
Chief Operations	2008	150,000	56,250	—	6,940	(18)	—	—		213,190
Officer (16)	2007	37,500	21,875	—	98,700	(19)	—	—		158,075

(1)	Reflects 10,000 five-year service-based options granted to Mr. Kircher to purchase our common stock at an exercise price of $0.74 and a four year vesting terms. As of December 31, 2009, none of these five-year options were vested. The options were fair-valued using the Black-Scholes valuation model.

(2)	Reflects 10,000 five-year service-based options granted to Mr. Kircher to purchase our common stock at an exercise price of $1.25 with a four year vesting term. As of December 31, 2008, none of these options had vested. The options were fair-valued using the Black-Scholes valuation model.

(3)	On December 31, 2007, Mr. Winzeler was appointed as our Chief Financial Officer. Prior to that he served as President of our wholly-owned subsidiary Yes! Solar, Inc.

(4)	Reflects 110,000 service-based options granted to Mr. Winzeler to purchase our common stock at an exercise price between $0.60 and $0.74 with a term of 5 years. As December 31, 2009, none of the five-year options vested. The options were fair-valued using the Black-Scholes valuation model.

(5)	Reflects 110,000 service-based options granted to Mr. Winzeler to purchase our common stock at an exercise price between $1.25 and $2.70 with a term of 5 years. As December 31, 2009, 25% of the five-year options vested. The options were fair-valued using the Black-Scholes valuation model.

(6)	Reflects 8,000 service-based options granted to Mr. Lefko to purchase our common stock at an exercise price of $0.74 with a term of 5 years, at an exercise price of $1.25. As December 31, 2009, none of the five-year options vested. The options were fair-valued using the Black-Scholes valuation model.

(7)	Reflects options 8,000 service-based options granted to Mr. Mr. Lefko to purchase our common stock at an exercise price of $1.25 with a term of 5 years. As of December 31, 2009, 25% of the five-year options vested. The options were fair-valued using the Black-Scholes valuation model.

(8)	Reflects option grants to Mr. Ferrell of 10,000 service-based options to purchase our common stock at an exercise price of $0.74 with a term of 5 years. As of December 31, 2009, none of the five-year options are vested. The options were fair-valued using the Black-Scholes valuation model.

(9)	Reflects option grants to Mr. Ferrell of 10,000 service-based options to purchase our common stock at an exercise price of $1.25 with a term of 5 years. As of December 31, 2009, 25% of the five-year options are vested. The options were fair-valued using the Black-Scholes valuation model.

(10)	Reflects sales commissions paid to Mr. Ferrell.

(11)	Reflects option grants to Mr. Hafter of 10,000 service-based options to purchase our common stock at an exercise price of $0.74 with a term of 5 years. As of December 31, 2009, none of the five-year options are vested. The options were fair-valued using the Black-Scholes valuation model.

(12)	Reflects option grants to Mr. Hafter of 200,000 service-based options to purchase our common stock at an exercise price of $2.70 with a term of 5 years. As of December 31, 2009, 50% of the five-year options are vested. The options were fair-valued using the Black-Scholes valuation model.

(13)	Reflects 60,000 service-based options granted to Mr. Lindstrom to purchase our common stock at an exercise price between $0.60 and $0.74 with a term of 5 years. As of December 31, 2009, none of the five-year options vested. The options were fair-valued using the Black-Scholes valuation model.

(14)	Reflects 10,000 service-based options granted to Mr. Lindstrom to purchase our common stock at an exercise price of $1.25 with a term of 5 years. As of December 31, 2009, 25% of the five-year options vested. The options were fair-valued using the Black-Scholes valuation model.

(15)	Represents sales commissions paid to Mr. Lindstrom

(16)	In December, 2009, Mr. Wood became our Chief Operations Officer. Prior to that he served as our Chief Information Officer.

(17)	Reflects 10,000 service-based options granted to Mr. Wood to purchase our common stock at an exercise price of $0.74 with a term of 5 years. As of December 31, 2009, none of the five-year options vested. The options were fair-valued using the Black-Scholes valuation model.

(18)	Reflects 10,000 service-based options granted to Mr. Wood to purchase our common stock at an exercise price of $1.25 with a term of 5 years. As of December 31, 2009, 25% of the five-year options vested. The options were fair-valued using the Black-Scholes valuation model.

(19)	Reflects 150,000 service-based options granted to Mr. Wood to purchase our common stock at an exercise price of $1.00 with a term of 5 years. As of December 31, 2009, 50% of the five-year options vested. The options were fair-valued using the Black-Scholes valuation model.
Grants of Plan-Based Awards for 2009
     The following table provides information relating to stock options awarded during the fiscal year ended December 31, 2009:

			All Other Stock	Exercise or	Grant Date
			Awards: Number	Base Price of	Value of Stock
			of Shares of Stock	Option Awards	Option Awards
Name	Gant Date	Date of Meeting	or Units (#)	($/SH) (1)	(2)
Stephen C. Kircher	3/30/2009	2/27/2009	10,000	$0.74	$4,590
Jeffrey G. Winzeler	1/2/2009	12/3/2008	100,000	$0.60	$37,200
	3/30/2009	2/27/2009	10,000	$0.74	$4,590
Alan M. Lefko	3/30/2009	2/27/2009	8,000	$0.74	$3,672
Bradley J. Ferrell	3/30/2009	2/27/2009	10,000	$0.74	$4,590
Eric L. Hafter	3/30/2009	2/27/2009	10,000	$0.74	$4,590
Todd R. Lindstrom	1/2/2009	12/3/2009	50,000	$0.60	$18,600
	3/30/2009	2/27/2009	10,000	$0.74	$4,590

(1)	The exercise price of the options is equal to the closing market price of the common stock on the grant date

(2)	The grant date value of stock option awards is the fair value as of the date of grant using the Black-Scholes valuation model.

Outstanding Equity Awards at Fiscal Year End
The following table summarizes the options awards granted to each of the named executive officer identified above in the summary compensation table above pursuant to our Equity Incentive Plan. No stock options were exercised in the last fiscal year.
Outstanding Equity Awards at Fiscal Year-End

										Equity
										Incentive
										plan
									Market	awards:	Equity
									value of	Number	incentive
				Equity					shares	of	plan awards:
				incentive					or	unearned	Market or
				plan awards:				Number	unites	shares,	payout value
	Number of		Number	Number of				of shares	of stock	units or	of unearned
	securities		of	securities				or units	that	other	shares, units
	underlying		securities	underlying				of stock	have	rights	or other
	unexercised		underlying	unexercised		Option		that have	not	that have	rights that
	options (#)		unexercised options	unearned		exercise	Option	not	vested	not	have not
Name	Exercisable		(#) Unexercisable	options (#)		price ($)	expiration date	vested (#)	($)	vested (#)	vested ($)
Stephen C. Kircher	50,000	(1)	—	100,000	(1)	$1.00	12/28/2011	—	—	—	$—
	2,500	(3)	—	7,500	(3)	$1.25	4/1/2013	—	—	—	$—
	—	(5)	—	10,000	(5)	$0.74	3/30/2014	—	—	—	$—
Jeffrey G. Winzeler	100,000	(1)	—	—	(1)	$1.00	12/28/2011	—	—	—	$—
	25,000	(2)	—	75,000	(2)	$2.70	2/2/2013	—	—	—	$—
	2,500	(3)	—	7,500	(3)	$1.25	2/2/2013	—	—	—	$—
	—	(4)	—	100,000	(4)	$0.60	1/2/2014	—	—	—	$—
	—	(5)	—	10,000	(5)	$0.74	3/20/2014	—	—	—	$—
Alan M. Lefko	50,000	(1)	—	—	(1)	$1.00	12/28/2011	—	—	—	$—
	2,000	(3)	—	8,000	(3)	$1.25	4/1/2013	—	—	—	$—
	—	(5)	—	8,000	(5)	$0.74	3/30/2014	—	—	—	$—
Bradley J. Ferrell	100,000	(1)	—	100,000	(1)	$1.00	12/28/2011	—	—	—	$—
	2,500	(3)	—	7,500	(3)	$1.25	4/1/2013	—	—	—	$—
	—	(5)	—	10,000	(5)	$0.74	3/30/2014	—	—	—	$—
Todd R. Lindstrom	200,000	(1)	—	—	(1)	$1.00	12/28/2011	—	—	—	$—
	2,500	(3)	—	7,500	(3)	$1.25	4/1/2013	—	—	—	$—
	—	(4)	—	50,000	(4)	$0.60	1/2/2014	—	—	—	$—
	—	(5)	—	10,000	(5)	$0.74	3/30/2014	—	—	—	$—
Eric L. Hafter	100,000	(2)	—	100,000	(2)	$2.70	2/2/2013	—	—	—	$—
	—	(5)	—	10,000	(5)	$0.74	3/30/2014	—	—	—	$—
Robert Wood	75,000	(1)	—	75,000	(1)	$1.00	5/9/2012	—	—	—	$—
	2,500	(3)	—	7,500	(3)	$1.25	4/1/2013	—	—	—	$—
	—	(5)	—	10,000	(5)	$0.74	3/30/2014	—	—	—	$—

(1)	Reflects options granted to Messrs. Kircher, Winzeler, Lefko, Lindstrom and Ferrell of 100,000 serviced-based five-year options, with the exception of Mr. Lefko and Mr. Kircher who were granted 50,000 service-based options, to purchase our common stock at an exercise price of $1.00. As of December 31, 2009, 100% of the options vested. Additionally, Messrs. Kircher, and Ferrell were each granted 100,000 performance-based options to purchase common stock at an exercise price of $1.00 per share, which options shall vest at either 0% or 100% on December 31, 2010, depending on whether certain cumulative revenue goals were met over the four year period.

(2)	Reflects 100,000 service-based five-year options granted to Mr. Winzeler and 200,000 service-based five-year options granted to Mr. Hafter to purchase our common stock at an exercise price of $2.70. As of December 31, 2009, 25% of Mr. Winzeler’s and 50% if Mr. Hafter’s of options have vested.

(3)	Reflects options granted to Messrs. Kircher, Winzeler, Ferrell, Lefko, Wood and Lindstrom of 10,000 service-based five-year options, with the exception of Mr. Lefko who was granted 8,000 service-based five-year options, to purchase our common stock at an exercise price of $1.25. As of December 31, 2009, 25% of these options have vested.

(4)	Reflects 100,000 service-based five-year options granted to Mr. Winzeler and 50,000 service-based five-year options granted to Mr. Lindstrom to purchase our common stock at an exercise price of $0.60. As of December 31, 2009 none of these options have vested.

(5)	Reflects 10,000 service-based five-year options to purchase our common stock granted to Messrs. Kircher, Winzeler, Ferrell, Lindstrom, Hafter and Wood and 8,000 service-based five-year options to purchase our common stock at an exercise price of $0.74. As of December 31, 2009, none of these options have vested.
Compensation of Directors
All our non-employee directors earned director compensation in 2009 in the form of quarterly retainers and committee chairman retainers as set forth in the following table:

Quarterly retainer	$3,000
Annual Audit Committee Chairman	$5,000
Annual Audit Committee Vice Chairman	$2,500
Compensation Committee Chairman	$3,000
Governance & Nominating Committee Chairman	$3,000
     In addition, we reimburse our directors for their reasonable expenses incurred in attending meetings of the Board and its committees.
     Additionally, each of our independent Directors received 25,000 restricted shares of our common stock when they joined the Board that vest 25% over four years beginning on December 28, 2006. In December 2006, each independent Director received 6,225 options to purchase shares of our common stock at $3.45 per share, the closing price of our common stock on NASDAQ OTCBB on December 24, 2006, date of grant.
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

				Non-Equity	Non-qualified
				Incentive Plan	Deferred	All Other
	Fees Earned or	Stock Awards	Option	Compensation	Compensation	Compensation
Name	Paid in Cash	($)	Awards ($)	($)	($)	($)	Total ($)
Ronald A Cohan	$—	$29,500	$—	$—	$—	$—	$29,500
D. Paul Regan	$—	$26,000	$—	$—	$—	$—	$26,000
Timothy B. Nyman	$—	$21,000	$—	$—	$—	$—	$21,000
Larry D. Kelley	$—	$21,000	$—	$—	$—	$—	$21,000
Francis Chen	$—	$32,500	$—	$—	$—	$—	$32,500
Compensation Committee
The Compensation Committee of the Board of Directors reviews and approves executive compensation policies and practices, reviews salaries and bonuses for our officers, administers the Company’s stock option plans and other benefit plans, and considers other matters as may, from time to time, be referred to them by the Board of Directors. The members of the Compensation Committee are Mr. Ronald A. Cohan (Compensation Committee Chairman), Mr. Timothy B. Nyman and Mr. Larry D. Kelley. The Compensation Committee Charter was filed as Appendix D to the fiscal 2006 proxy statement. The Compensation Committee seeks input on certain compensation policies from the Chief Executive Officer, and reviews comparable compensation of similarly situated companies in related industries in determining compensation. The Compensation Committee has delegated authority to the executive team with respect to compensation awards pursuant to written plans and guidelines. These guidelines were approved by the Compensation Committee and the Board of Directors. The Compensation Committee met one time during fiscal year 2009, and each member of the Compensation Committee attended the meeting.

Executive Compensation Philosophy
The Compensation Committee (the “Committee”) is charged with the evaluation of the compensation of the executive officers of Solar Power, Inc. and its affiliates (and their performance relative to their compensation) and to assure that they are compensated effectively in a manner consistent with the compensation strategy and resources of the Company, competitive practice, and the requirements of the appropriate regulatory bodies.
Our Compensation Committee, comprised of independent directors, evaluates and determines compensation philosophy and executive compensation. Our compensation philosophy has the following basic components: (1) establish competitive base salary to attract qualified talent, and (ii) evaluate performance and grant performance-based bonuses that may include equity and cash components. We try to establish executive compensation base salaries to allow us to remain competitive in our industry and to attract and retain executives of a high caliber. Similarly, we try to align a component of annual compensation to performance and achievement of Company objectives in an effort to retain highly motivated executives who are focused on performance. We review other public reports and take into account the compensation paid to executives at similarly situated companies, both within and outside of our industry, when determining and evaluating our compensation philosophy and compensation levels. Company performance, including, but not limited to, earnings, revenue growth, cash flow, and continuous improvement initiatives is a significant part of our evaluation and compensation levels.
We do not have any employment agreements, nor do we have severance terms or provisions for executive officers.
ITEM 12 — SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
Security Ownership of Certain Beneficial Owners and Management
The following table sets forth as of April 30, 2010, certain information relating to the ownership of our common stock by (i) each person known by us to be the beneficial owner of more than 5% of the outstanding shares of the class of equity security, (ii) each of our Directors, (iii) each of our executive officers, (iv) certain executive officers of our subsidiary, and (v) all of our executive officers and directors as a group. Except as may be indicated in the footnotes to the table and subject to applicable community property laws, each of such persons has the sole voting and investment power with respect to the shares owned.

	Shares Beneficially		Percentage Beneficially
Name and Address of Beneficial Owner (1)	Owned		Owned
Stephen C. Kircher; Chief Executive Officer and Director 1115 Orlando Avenue Roseville, CA 95661	8,209,166	(2)	15.41%
Jeffrey G. Winzeler, Chief Financial Officer 1115 Orlando Avenue Roseville, CA 95661	342,500	(3)	*
Larry D. Kelley, Director 1115 Orlando Avenue Roseville, CA 95661	748,833	(4)	1.40%
D. Paul Regan, Director 1115 Orlando Avenue Roseville, CA 95661	188,254	(14)	*
Timothy B. Nyman, Director 8 Surf Drive Bristol, RI 02809	528,833	(13)	*

	Shares Beneficially		Percentage Beneficially
Name and Address of Beneficial Owner (1)	Owned		Owned
Ron Cohan, Director 1115 Orlando Avenue Roseville, CA 95661	194,848	(5)	*
Francis Chen, Director 1115 Orlando Avenue Roseville, CA 95661	165,000	(20)	*
Bradley J. Ferrell (6) 1115 Orlando Avenue Roseville, CA, 95661	1,218,300	(7)	2.28%
Alan M. Lefko (8) 1115 Orlando Avenue Roseville, CA 95661	71,000	(9)	*
Todd Lindstrom (10) 1115 Orlando Avenue Roseville, CA 95661	335,000	(11)	*
Eric L. Hafter (16) 1115 Orlando Avenue Roseville, CA 95661	212,500	(17)	*
Robert Wood (18) 1115 Orlando Avenue Roseville, CA 95661	120,000	(19)	*
All Executive Officers and Directors as a Group	12,295,068		23.14%

*	Less than 1%

(1)	Beneficial ownership has been determined in accordance with Rule 13d-3 under the Exchange Act. Pursuant to the rules of the SEC, shares of Common Stock which an individual or group has a right to acquire within 60 days pursuant to the exercise of options or warrants are deemed to be outstanding for the purpose of computing the percentage ownership of such individual or group, but are not deemed to be beneficially owned and outstanding for the purpose of computing the percentage ownership of any other person shown in the table.

(2)	Includes 2,065,000 shares issued in the names of trusts established for the benefit of Mr. Kircher’s two sons and 100,000 shares issued to the Kircher Family Foundation, Inc., to each of which Mr. Kircher is the trustee. Also includes 57,500 shares underlying options, to the extent exercisable within 60 days.

(3)	Includes 342,500 shares underlying options, to the extent exercisable within 60 days.

(4)	Includes 500,000 shares issued in the name of trust, to which Mr. Kelley is the trustee. Also includes 16,225 shares underlying options exercisable within 60 days, 25,000 shares of common stock granted as restricted stock awards.

(5)	Includes 100,000 shares issued in the name of trust, to which Mr. Cohan is a trustee. Also includes 16,225 shares underlying options, exercisable within 60 days and 25,000 shares of common stock granted as restricted stock awards.

(6)	Mr. Ferrell is President of Business Development

(7)	Includes 107,500 shares underlying options, to the extent exercisable within 60 days.

(8)	Mr. Lefko is our Vice President Finance.

(9)	Includes 15,000 shares issued in the name of trust, to which Mr. Lefko is a trustee. Also Includes 56,000 shares underlying options, to the extent exercisable within 60 days.

(10)	Mr. Lindstrom is the Executive Vice President of Business Development

(11)	Includes 220,000 shares underlying options, to the extent exercisable within 60 days.

(12)	Intentionally omitted

(13)	Includes 16,225 shares underlying options exercisable within 60 days, 25,000 shares of common stock granted as restricted stock awards.

(14)	Includes 32,029 shares issued in the name of Mr. Regan’s firm and 16,225 shares underlying options exercisable within 60 days and 25,000 shares of common stock granted as restricted stock awards.

(16)	Mr. Hafter is our Chief Strategy Officer

(17)	Includes 152,500 shares underlying options, to the extent exercisable within 60 days.

(18)	Mr. Wood is our Chief Operations Officer

(19)	Includes 120,000 shares underlying options, to the extent exercisable within 60 days.

(20)	Includes 10,000 shares underlying options, to the extent exercisable within 60 days.
ITEM 13 — CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
Related Party Transactions
In the fourth quarter of 2009, the Company completed a system installation under an Engineering, Procurement and Construction Contract (“EPC”) entered into with Solar Tax Partners I, LLC, a California limited liability company (“STP1”). Subsequent to the end of fiscal 2009, Stephen C. Kircher, our Chief Executive Officer and Chairman of the Board, and his wife, Lari K. Kircher, as Co-Trustees of the Kircher Family Irrevocable Trust dated December 29, 2004 (“Trust”) was admitted as a member of STP1. The trust made a capital contribution of $20,000 and received a 35% membership interest in STP1. Stephen C. Kircher, as trustee of the Trust was appointed a co-manager of STP1. Neither Stephen C. Kircher nor Lari K. Kircher are beneficiaries under the Trust.
On December 11, 2009 and amended on January 10, 2010, STP1 and the Company entered into an Operations and Maintenance Agreement (“O&M Agreement”) whereby the Company agreed to operate, manage and maintain the solar energy facility located in Rancho Cordova, California it constructed. The agreement has a term of one year and may be renewed for subsequent years. STP1 will pay the Company $41,000 for the first year for all the covered services under the agreement. This fee will increase by three percent each year if STP1 chooses to renew the agreement. STP1 will also pay the Company for all non-covered services it is asked to perform by STP1 at rates set forth in the agreement. The terms of the O&M Agreement are standard terms and consistent with O&M agreements for similar projects.
ITEM 14 — PRINCIPAL ACCOUNTING FEES AND SERVICES
Principal Accountant Fees and Services
The following table shows the fees paid or accrued by us for service through December 31, 2009 for the audit and other services provided by Macias Gini & O’Connell LLP (“Macias”), Hansen, Barnett & Maxwell, PC (“Hansen”), and BDO McCabe Lo Limited (“BDO”) and for tax services provided by Wealth and Tax Advisory Services, Inc. (“WTAS”) for the fiscal periods shown.

	December 31, 2009			December 31, 2008
	Macias	BDO	WTAS	Macias	BDO	WTAS	Hansen
Audit Fees	$195,000	$37,200	$—	$150,000	$35,600	$—	$—
Audit-related fees	$100,720	$—	$—	$90,213	$9,000	$—	$—
Tax-related fees	$—	$—	$57,000	$—	$—	$48,600	$—
All other fees	$—	$—	$—	$—	$—	$—	$3,955

Audit Fees
Audit fees consist of fees billed for professional services rendered for the audit of our financial statements and review of the interim financial statements included in quarterly reports and services that are normally provided by the above auditors in connection with statutory and regulatory fillings or engagements.
Audit-Related Fees
Audit related fees consist of assurance and related services that are reasonably related to the performance of audit or review of our financial statements related to our SEC filings.
Tax Fees
Tax Fees shown above all related to the preparation of our corporate tax returns.
All Other Fees
Fees for services rendered by former auditor in connection with the filing of our registration statements with the Securities and Exchange Commission
Pre-Approval Policies
The Audit Committee pre-approves all audit and non-audit services to be performed by the independent registered public accounting firm. The Audit Committee pre-approved 100% of the audit, and audit-related tax services performed by the independent registered public accounting firm in fiscal 2009.

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

10.22	Secured Promissory Note for $75,000 issued by Solar Power, Inc., a California corporation in favor of Solar Power, Inc., an Nevada corporation (formerly Welund Fund, Inc.), dated October 6, 2006(14)

10.23	Secured Promissory Note for $340,000 issued by Sola Power, Inc., a California corporation in favor of Solar Power, Inc., a Nevada corporation (formerly Welund Fund, Inc.), dated October 16, 2006(14)

10.24	Secured Promissory Note for $235,000 issued by Solar Power, Inc., a California corporation in favor of Solar Power, Inc., a Nevada corporation (formerly Welund Fund, Inc.), dated October 30, 2006(14)

10.25	Secured Promissory Note $445,000 issued by Solar Power, Inc., a California corporation in favor of Solar Power, Inc., a Nevada corporation (formerly Welund Fund, Inc.), dated November 7, 2006 (14)

10.26	Demand Note $1,446,565 issued by Solar Power, Inc., a California corporation in favor of the Company dated November 15, 2006 (14)

10.27	2006 Equity Incentive Plan (17)

Exhibit No.	Description

10.28	Form of Nonqualified Stock Option Agreement(17)

10.29	Form of Restricted Stock Award Agreement(17)

10.30
Assignment and Interim Operating Agreement by and between Solar Power, Inc., a California corporation, Dale Stickney Construction, Inc., a California corporation, and Dale Renewables Consulting, Inc., a California corporation dated August 20, 2006(17)

10.31	Restrictive Covenant Agreement by and between Solar Power, Inc., a California corporation, Todd Lindstrom, James M. Underwood and Ronald H. Stickney dated November 15, 2006(17)

10.32	Receivables and Servicing Rights Purchase and Sale Agreement by and between the Company and Village Auto, LLC a California limited liability company dated December 29, 2006(15)

10.33	Contract Revenues Agreement by and between Sundance Power, LLC, a Colorado limited liability company and Solar Power, Inc., a California corporation, dated September 5, 2006(18)

10.34	Agreement for Sale of Photovoltaic Panels to Solar Power, Inc. dated February 19, 2007 (19)

10.35	First Amendment to Agreement for Sale of Photovoltaic Panels, dated July 24, 2008 (19)

10.36	Code of Ethics (20)

14.1	Code of Ethics (20)

21.1	List of Subsidiaries(18)

23	Consent of Independent Registered Public Accounting Firm*

31.1	Rule 13(a) — 14(a)/15(d) — 14(a) Certification (Principal Executive Officer)*

31.2	Rule 13(a) — 14(a)/15(d) — 14(a) Certification (Principal Financial Officer)*

32	Section 1350 Certifications*
Footnotes to Exhibits Index

*	Filed herewith

(1)	Incorporated by reference to Form 8-K filed with the SEC on February 3, 2006.

(2)	Incorporated by reference to Form 8-K filed with the SEC on August 29, 2006.

(3)	Incorporated by reference to Form 8-K filed with the SEC on October 6, 2006.

(4)	Incorporated by reference to Form 8-K filed with the SEC on December 6, 2006.

(5)	Incorporated by reference to Form 8-K filed with the SEC on December 22, 2006.

(6)	Incorporated by reference to Form 8-K filed with the SEC on February 20, 2007.

(7)	Incorporated by reference to Form 10-QSB filed with the SEC on August 14, 2006.

(8)	Incorporated by reference to Form 8-K filed with the SEC on April 2, 2004.

(9)	Incorporated by reference to Form 8-K filed with the SEC on June 18, 2004.

(10)	Incorporated by reference to Form 10-QSB filed with the SEC on May 24, 2005.

(11)	Incorporated by reference to Form 10-QSB filed with the SEC on November 14, 2005.

(12)	Incorporated by reference to Form 8-K filed with the SEC on September 25, 2006

(13)	Incorporated by reference to Form 8-K filed with the SEC on November 7, 2006.

(14)	Incorporated by reference to Form 10-QSB filed with the SEC on November 20, 2006.

(15)	Incorporated by reference to Form 8-K filed with the SEC on January 8, 2007.

(16)	Intentionally omitted.

(17)	Incorporated by reference to the Form SB-2 filed with the SEC on January 17, 2007.

(18)	Incorporated by reference to the Pre-Effective Amendment No. 1 to Form SB-2 filed with the SEC on March 6, 2007.

(19)	Incorporated by reference to Form 8-K filed with the SEC on July 30, 2008

(20)	Incorporated by reference to Form 10KSB filed with the SEC on April 16, 2007

(21)	Incorporated by reference to Form 8-K filed with the SEC on September 23, 2009

SIGNATURES
     In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SOLAR POWER, INC.
May 14, 2010	/s/ Stephen C. Kircher
	By:	Stephen C. Kircher
	Its:	Chief Executive Officer and Chairman of the Board (Principal Executive Officer)

May 14, 2010	/s/ Jeffrey G. Winzeler
	By:	Jeffrey G. Winzeler
	Its:	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

     Pursuant to requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Capacity	Date

/s/ Stephen C. Kircher Stephen C. Kircher	Director	May 14, 2010

/s/ Ronald A. Cohan Ronald A. Cohan	Director	May 14, 2010

/s/ D. Paul Regan D. Paul Regan	Director	May 14, 2010

/s/ Larry D. Kelley Larry D. Kelley	Director	May 14, 2010

/s/ Timothy B. Nyman Timothy B. Nyman	Director	May 14, 2010

/s/ Francis Chen Francis Chen	Director	May 14, 2010

Report of Independent Registered Public Accounting Firm
Board of Directors and Stockholders
Solar Power, Inc.
Roseville, California
We have audited the accompanying consolidated balance sheets of Solar Power, Inc. and subsidiaries (the “Company”) as of December 31, 2009 and 2008 and the related consolidated statements of operations, stockholders’ equity and comprehensive loss, and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Solar Power, Inc. and subsidiaries at December 31, 2009 and 2008, and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.
/s/ Macias Gini & O’Connell LLP
Sacramento, California
May 14, 2010

SOLAR POWER, INC.
CONSOLIDATED BALANCE SHEETS
As of December 31, 2009 and 2008
(dollars in thousands, except for per share data)

	2009	2008

ASSETS
Current assets:
Cash and cash equivalents	$3,136	$5,915
Accounts receivable, net of allowance for doubtful accounts of $395 and $49 at December 31, 2009 and December 31, 2008, respectively and net of deferred revenues (Note 11)	17,985	3,010
Costs and estimated earnings in excess of billings on uncompleted contracts	7,800	294
Note receivable, net of deferred revenue — current portion (Note 11)	—	—
Inventories, net	5,213	4,665
Prepaid expenses and other current assets	1,275	771
Restricted cash	280	527

Total current assets	35,689	15,182

Goodwill	435	435
Note receivable, net of deferred revenue — long term portion (Note 11)	—	—
Property and equipment at cost, net	1,390	2,178

Total assets	$37,514	$17,795

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$16,110	$4,078
Accrued liabilities	4,201	2,896
Income taxes payable	291	248
Billings in excess of costs and estimated earnings on uncompleted contracts	154	160
Loans payable and capital lease obligations	260	342

Total current liabilities	21,016	7,724
Loans payable and capital lease obligations, net of current portion	53	311
Deferred revenue	—	125

Total liabilities	21,069	8,160

Commitments and contingencies

Stockholders’ equity
Preferred stock, par $0.0001, 20,000,000 shares authorized, none issued and outstanding at December 31, 2009 and 2008	—	—
Common stock, par $0.0001, 100,000,000 shares authorized 52,292,576 and 37,771,325 shares issued and outstanding at December 31, 2009 and 2008, respectively	5	4
Additional paid in capital	41,808	28,029
Accumulated other comprehensive loss	(222)	(222)
Accumulated deficit	(25,146)	(18,176)

Total stockholders’ equity	16,445	9,635

Total liabilities and stockholders’ equity	$37,514	$17,795

The accompanying notes are an integral part of these financial statements

SOLAR POWER, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
For the Years Ended December 31, 2009 and 2008
(dollars in thousands, except for per share data)

	2009	2008

Net sales	$52,551	$47,421
Cost of goods sold	45,788	43,844

Gross profit	6,763	3,577

Operating expenses:
General and administrative	8,940	8,981
Sales, marketing and customer service	3,841	2,618
Engineering, design and product management	939	559

Total operating expenses	13,720	12,158

Operating loss	(6,957)	(8,581)

Other income (expense):
Interest expense	(49)	(115)
Interest income	12	135
Other income (expense)	70	(10)

Total other income	33	10

Loss before income taxes	(6,924)	(8,571)

Income tax expense	46	167

Net loss	$(6,970)	$(8,738)

Net loss per common share:
Basic	$(0.17)	$(0.23)

Diluted	$(0.17)	$(0.23)

Weighted average number of common shares used in computing per share amounts
Basic	41,787,637	37,696,812

Diluted	41,787,637	37,696,812

The accompanying notes are an integral part of these financial statements

SOLAR POWER, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Years Ended December 31, 2009 and 2008
(in thousands)

	2009	2008

Cash flows from operating activities:
Net loss	$(6,970)	$(8,738)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	827	700
Stock issued for services	127	22
Stock-based compensation and restricted stock expense	709	548
Bad debt expense	418	264
Income tax expense	43	—
Loss on disposal of fixed assets	15	—
Changes in operating assets and liabilities:
Accounts and notes receivable	(15,394)	2,032
Costs and estimated earnings in excess of billing on uncompleted contracts	(7,506)	1,914
Inventories	(546)	2,433
Prepaid expenses and other current assets	(363)	326
Accounts payable	12,194	(1,248)
Income taxes payable	—	160
Billings in excess of costs and estimated earnings on uncompleted contracts	(6)	157
Deferred revenue	(125)	350
Accrued liabilities	1,005	503

Net cash used in operating activities	(15,572)	(577)
Cash flows from investing activities:
Acquisitions of property and equipment	(53)	(766)

Net cash used in by investing activities	(53)	(766)
Cash flows from financing activities:
Proceeds from issuance of common stock, net of costs	12,943	69
Costs related to share registration	—	(14)
Restricted cash collateralizing letters of credit and ACH transactions	247	1,668
Principal payments on notes and capital leases payable	(341)	(343)
Net payments on line of credit	—	(976)

Net cash provided by financing activities	12,849	404

Increase (decrease) in cash and cash equivalents	(2,776)	(939)
Cash and cash equivalents at beginning of year	5,915	6,840
Effect of exchange rate changes on cash	(3)	14

Cash and cash equivalents at end of year	$3,136	$5,915

The accompanying notes are an integral part of these financial statements

SOLAR POWER, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Years Ended December 31, 2009 and 2008
(in thousands)

	2009	2008

Supplemental disclosure of cash flow information:
Cash paid for interest	$44	$115

Cash paid for income taxes	$3	$7

Stock issued for services	$127	$22

The accompanying notes are an integral part of these financial statements

SOLAR POWER, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE LOSS
For the Years Ended December 31, 2009 and 2008
(dollars in thousands, except for share data)

					Accumulated
					Other
	Common Stock		Additional	Accumulated	Comprehensive
	Shares	Amount	Paid-In Capital	Deficit	Loss	Total

Balance January 1, 2008	37,573,263	$4	$27,404	$(9,438)	$—	$17,970
Comprehensive income (loss)
Net loss				(8,738)		(8,738)
Translation adjustment					(222)	(222)

Total comprehensive loss						(8,960)
Costs related to share registration			(14)			(14)
Issuance of stock for services	16,000	—	22			22
Stock-based compensation expense			372			372

Issuance of restricted stock	113,367	—	176			176
Issuance of stock for option exercises	68,695	—	69			69

Balance December 31, 2008	37,771,325	4	28,029	(18,176)	(222)	9,635
Comprehensive income (loss)
Net loss				(6,970)		(6,970)
Translation adjustment					—	—

Total comprehensive loss						(6,970)

Issuance of common stock for option exercises	76,750	—	77			77

Issuance of restricted stock	237,501	—	197			197
Issuance of common stock for services	130,000	—	127			127
Issuance of common stock, net of costs	14,077,000	1	12,866			12,867
Stock-based compensation expense			512			512

Balance December 31, 2009	52,292,576	$5	$41,808	$(25,146)	$(222)	$16,445

The accompanying notes are an integral part of these financial statements

SOLAR POWER, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
1. Organization and Basis of Financial Statement Presentation
     Solar Power, Inc. and its subsidiaries, (collectively the “Company”) is engaged in sales, installation and integration of photovoltaic systems, markets its branded Yes! Solar SolutionsTM product line through a distributor network and manufactures and sells solar panels and related hardware and cable, wire and mechanical assemblies.
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
     In December 2006, Solar Power, Inc., a California corporation, became a public company through its reverse merger with Solar Power, Inc., a Nevada corporation (formerly Welund Fund, Inc.) We were considered the accounting acquirer after that merger. The accompanying consolidated financial statements reflect the results of the operations of Solar Power, Inc., a California corporation and its subsidiaries.
2. Summary of Significant Accounting Policies
          Basis of Presentation — The consolidated financial statements include the accounts of Solar Power, Inc., and its subsidiaries. Intercompany balances, transactions and cash flows are eliminated in consolidation.
          Cash and cash equivalents — Cash and cash equivalents include cash on hand, cash accounts and interest bearing savings accounts. At times, cash balances may be in excess of the various limits of the country in which such balances are held. Limits in the jurisdictions in which we maintain cash deposits are as follows: U.S. FDIC limits are $250,000 per depositor, Hong Kong limits are HK$100,000 (approximately US$12,800) per account, but through 2010 that limit has been raised to 100% of the deposit and in the PRC coverage is not afforded on any cash deposit. The Company has not experienced any losses with respect to bank balances in excess of government provided insurance. At December 31, 2009 and 2008, the Company held approximately $3,099,000 and $5,213,000 in bank balances in excess of the insurance limits.
          Inventories — Beginning on January 1, 2009, inventories are stated at the lower of cost or market, determined by the first in first out cost method. Prior to January 1, 2009, inventories were determined using the weighted average cost method. The conversion to first in first out cost method had no material effect on the financial statements for the fiscal year ended December 31, 2009 as compared fiscal year ended December 31, 2008 and prior periods. Work-in-progress and finished goods inventories consist of raw materials, direct labor and overhead associated with the manufacturing process. Provisions are made for obsolete or slow-moving inventory based on management estimates. Inventories are written down based on the difference between the cost of inventories and the net realizable value based upon estimates about future demand from customers and specific customer requirements on certain projects.
          Anti-dilutive Shares — FASB Accounting Standards Codification (ASC) 260 (SFAS No. 128, “Earnings Per Share,”) provides for the calculation of basic and diluted earnings per share. Basic earnings per share includes no dilution and is computed by dividing income attributable to common shareholders by the weighted-average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution of securities by adding other common stock equivalents, including common stock options, warrants, and restricted common stock, in the weighted average number of common shares outstanding for a period, if dilutive. Potentially dilutive securities are excluded from the computation if their effect is anti-dilutive. For the years ended December 31, 2009 and 2008 298,785 and 4,723,302 shares of common stock equivalents, respectively were excluded from the computation of diluted earnings per share since their effect would be anti-dilutive.
          The following table illustrates the computation of the weighted average shares outstanding used in computing earnings per share in our financial statements:

	December 31,
	2009	2008

Weighted Average Shares Outstanding
Basic	41,787,637	37,696,812
Dilutive effect of warrants outstanding	—	—
Dilutive effect of stock options outstanding	—	—

Diluted	41,787,637	37,696,812

     Property and equipment — Property, plant and equipment is stated at cost including the cost of improvements. Maintenance and repairs are charged to expense as incurred. Depreciation and amortization are provided on the straight line method based on the estimated useful lives of the assets as follows:

Property and machinery	5 years
Furniture, fixtures and equipment	5 years
Computers and software	3 — 5 years
Equipment acquired under capital leases	3 — 5 years
Automobiles	3 years
Leasehold improvements	the shorter of the estimated life or the lease term
     Goodwill — Goodwill is the excess of purchase price over the fair value of net assets acquired. The Company applies FASB ASC 350-20 (Statement of Financial Accounting Standards No. 142 “Goodwill and other Intangible Assets”), which requires the carrying value of goodwill to be evaluated for impairment on an annual basis, using a fair-value-based approach. The Company evaluated the carrying value of its goodwill at December 31, 2009 and 2008, and determined that no impairment of goodwill was identified during any of the periods presented.
     Accrued liabilities — Certain amounts from prior periods have been reclassified to conform to current period presentation.
     Revenue recognition
          Photovoltaic installation, integration and sales — In our photovoltaic systems installation, integration and sales segment, revenue on product sales is recognized when there is evidence of an arrangement, title and risk of ownership have passed (generally upon delivery), the price to the buyer is fixed or determinable and collectability is reasonably assured. Customers do not have a general right of return on products shipped therefore we make no provisions for returns. During the years ended December 31, 2009 and 2008, the Company did recognize one product sale on a bill and hold arrangement in each period. In the 2009 instance, the customer requested that we store product to combine with a subsequent order in order to reduce their transportation costs. In the 2008 instance, the customer did not have sufficient facilities to store the product and asked that we store the product for them. Since all criteria for revenue recognition had been met the Company recognized revenue on these sales. There were no bill and hold sales outstanding at December 31, 2009.
Revenue on photovoltaic system construction contracts is generally recognized using the percentage of completion method of accounting. At the end of each period, the Company measures the cost incurred on each project and compares the result against its estimated total costs at completion. The percent of cost incurred determines the amount of revenue to be recognized. Payment terms are generally defined by the contract and as a result may not match the timing of the costs incurred by the Company and the related recognition of revenue. Such differences are recorded as costs and estimated earnings in excess of billings on uncompleted contracts or billings in excess of costs and estimated earnings on uncompleted contracts. The Company determines its customer’s credit worthiness at the time the order is accepted. Sudden and unexpected changes in customer’s financial condition could put recoverability at risk.
For the year ended December 31, 2009, the Company recognized revenue for one photovoltaic system construction contract using the zero margin method of revenue recognition. In the third quarter of 2009, the Company recognized revenue of approximately $13,061,000 and gross profit of approximately $3,209,000 related to this contract using the percentage-of-completion method of revenue recognition. However, in the fourth quarter of 2009 the Company modified its revenue recognition method on this contract to the zero margin method since the financing structure the customer had in place to pay the outstanding balance on the contract did not fund as expected. The contract was for approximately $19,557,000. As of December 31, 2009 the Company has recognized revenue on the contract up to the incurred contract cost of approximately $14,582,000, deferring revenue of approximately $4,563,000. The Company will recognize such amount as revenue as the amount is collected. In December 2009 the Company made certain guarantees to assist its customer in obtaining financing for the contract. The Company recorded a liability at the estimated fair value of approximately $142,000 related to these guarantees. The deferred revenue of $4,563,000 has been netted on our balance sheet against the note and accounts receivable related to this contract. Additionally, for a separate construction contract the Company determined the use of the completed contract method of revenue recognition was appropriate. At December 31, 2009 we have recorded on our balance sheet approximately $5,557,000 of cost related to this contract in the caption cost and estimated earnings in excess of billings on uncompleted contracts. The dollar value of this contract is $6,680,000.
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

          Franchise/product distribution operations — The Company began selling franchise territories in fiscal 2008. The Company did not recognize any franchise revenue in its fiscal 2008 financial statements. For the year ended December 31, 2009, the Company recognized approximately $1,045,000 in franchise/distribution revenue consisting of approximately $1,036,000 in product sales, $7,000 in royalty revenue and $2,000 in franchise fee revenue. The Company has adopted the provisions of FASB ASC 952 (Statement of Financial Accounting Standards No. 45 (as amended) “Accounting for Franchise Fee Revenue”) which requires that revenue shall be recognized when all the material services or conditions relating to the sale have been substantially met. At December 31, 2009 the Company had $62,000 in inventory deposits included in its financial statements from authorized dealers. During August and September 2009, the Company terminated all existing franchise agreements and will no longer be seeking new franchisees. The Company has entered into arrangements with most of its former franchisees in which they will distribute our Yes! Solar SolutionsTM branded products. Costs associated with the termination of franchise agreements were approximately $283,000 and were recorded in the Statements of Operations under the sales, marketing and customer service classification. The Company identified 17 distributors for this product line including some of its former franchisees. The Company does not expect that the change from a franchise to a distributor model will have a material effect on operating income. The Company will continue its significant involvement in the product distribution operations of the segment. Therefore, the Company did not treat the segment as a discontinued operation.
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
     Allowance for doubtful accounts — The Company regularly monitors and assesses the risk of not collecting amounts owed to the Company by customers. This evaluation is based upon a variety of factors including: an analysis of amounts current and past due along with relevant history and facts particular to the customer. It requires the Company to make significant estimates, and changes in facts and circumstances could result in material changes in the allowance for doubtful accounts. At December 31, 2009 and 2008 the Company has recorded an allowance of approximately $395,000 and $49,000, respectively.
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
     Shipping and handling cost — Shipping and handling costs related to the delivery of finished goods are included in cost of goods sold. During the years ended December 31, 2009 and 2008, shipping and handling costs expensed to cost of goods sold were approximately $1,001,000 and $634,000, respectively.

     Advertising costs — Costs for newspaper, television, radio, and other media and design are expensed as incurred. The Company expenses the production costs of advertising the first time the advertising takes place. The costs for this type of advertising were approximately $198,000 and $293,000 during the years ended December 31, 2009 and 2008, respectively.
     Product Warranties — We offer the industry standard of 20 years for our solar modules and industry standard five (5) years on inverter and balance of system components. Due to the warranty period, we bear the risk of extensive warranty claims long after we have shipped product and recognized revenue. In our cable, wire and mechanical assemblies business, historically our warranty claims have not been material. In our cable, wire and mechanical assemblies segment our current standard product warranty for our mechanical assembly products ranges from one to five years. In our solar photovoltaic business our greatest warranty exposure is in the form of product replacement. Until the third quarter of fiscal 2007, the Company purchased its solar panels from third-party suppliers and since the third-party warranties are consistent with industry standards we considered our financial exposure to warranty claims immaterial. Since the Company does not have sufficient historical data to estimate its exposure, we have looked to our historical data and the historical data reported by other solar system installers and manufacturers. The Company has provided a warranty reserve of approximately $503,000 and $641,000 for the years ended December 31, 2009 and 2008, respectively.
Performance Guarantee
On December 18, 2009, the Company entered into a 10-year energy output guaranty related to the photovoltaic system installed for Solar Tax Partners 1, LLC (“STP”) at the Aerojet facility in Rancho Cordova, CA. The guaranty provided for compensation to STP’s system lessee for shortfalls in production related to the design and operation of the system, but excluding shortfalls outside the Company’s control such as government regulation. The Company believes that the probability of shortfalls are unlikely and if they should occur be covered under the provisions of its current panel and equipment warranty provisions.
The accrual for warranty claims consisted of the following at December 31, 2009 and 2008 (in thousands):

	2009	2008

Beginning balance	$743	$103
Provision charged to warranty expense	503	641
Less: warranty claims	—	(1)

Ending balance	$1,246	$743

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
The Company accounts for income taxes using FASB ASC 740 (Financial Accounting Standards Board Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109”), which is intended to create a single model to address uncertainty in income tax positions. ASC 740 clarifies the accounting for uncertainty in income tax positions by prescribing the minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. In addition, ASC 740 clearly scopes out income taxes from FASB ASC 450) Financial Accounting Standards Board Statement No. 5, “Accounting for Contingencies”).
ASC 740 outlines a two step approach in accounting for uncertain tax positions. First is recognition, which occurs when the Company concludes that a tax position is more likely than not to be sustained upon examination based solely on its technical merits. ASC 740 specifically prohibits the use of a valuation allowance as a substitute for de-recognition of tax positions. Second is measurement. Only after a tax position passes the first step of recognition will measurement be required. Under the measurement step, the tax benefit is measured as the largest amount of benefit that is more likely than not to be realized upon effective settlement. This is determined on a cumulative probability basis. The phrase “more likely than not” has the same meaning under ASC 740 as it does under FAS ACS 740 (Financial Accounting Standards Board Statement No 109 “Accounting for Income Taxes”) (i.e. a likelihood of occurrence greater than 50 percent).
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
     Aggregate net foreign currency transaction expense included in the income statement was approximately $91,000 for the year ended December 31, 2009. Aggregate net foreign currency transaction income included in the income statement was approximately $228,000 for the year ended December 31, 2008.
     Comprehensive income (loss) — FAS ASC 220 (Statement of Financial Accounting Standards No. 130, “Reporting Comprehensive Income,”) establishes standards for reporting comprehensive income and its components in a financial statement that is displayed with the same prominence as other financial statements. Comprehensive income, as defined, includes all changes in equity during the period from non-owner sources. Examples of items to be included in comprehensive income, which are excluded from net income, include foreign currency translation adjustments and unrealized gain (loss) of available-for-sale securities. For the years ended December 31, 2009 and 2008, comprehensive loss was $6,970,000, composed entirely of a net loss and $8,960,000, composed of a net loss of approximately $8,738,000 and currency translation loss of $222,000, respectively.
     Post-retirement and post-employment benefits — The Company’s subsidiaries which are located in the People’s Republic of China and Hong Kong contribute to a state pension scheme on behalf of its employees. The Company recorded approximately $66,000 and $53,000 in expense related to its pension contributions for the years ended December 31, 2009 and 2008, respectively. Neither the Company nor its subsidiaries provide any other post-retirement or post-employment benefits.
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
     In June 2009, FASB issued FASB ASC 860 (SFAS No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles — a replacement of FASB Statement No. 162”). The objective of FASB ASC 860 is to establish the FASB Accounting Standards Codification (“ASC”) as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with accounting principles generally accepted in the United States (“GAAP”). FASB ASC 860 is effective for interim and annual financial reporting periods ending after September 15, 2009. The adoption of FASB ASC 860 did not have an impact on results of operations, cash flows or financial position.
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

     In March 2008, the Financial Accounting Standards Board (“FASB”) issued FASB ASC 815 (SFAS No. 161, “Disclosures about Derivatives Instruments and Hedging Activities, an Amendment of FASB Statement No. 133.) FASB ASC 815 requires enhanced disclosures about a company’s derivative and hedging activities. SFAS No. 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. The adoption of FASB ASC 815 did not have an impact on results of operations, cash flows or financial position.
     In April 2008, the Financial Accounting Standards Board (“FASB”) issued FASB ASC 350 (FASB Staff Position (FSP) FAS No. 142-3, “Determination of the Useful Life of Intangible Assets.”) The FASB ASC 350 amends the factors an entity should consider in developing renewal or extension assumptions used in determining the useful life of recognized intangible assets under FASB ASC 350 (SFAS No. 142, “Goodwill and Other Intangible Assets.”) The FASB ASC 350 must be applied prospectively to intangible assets acquired after the effective date. The Company applied the guidance of the FASB ASC 350 to intangible assets acquired after January 1, 2009. For the year ended December 31, 2009, there were no intangible assets acquired. The Company’s adoption did not have an impact on its financial position, results of operations, or cash flows.
     In June 2008, the FASB ratified FASB ASC 815 (EITF Issue 07-5 (EITF 07-5), “Determining Whether an Instrument (or an Embedded Feature) Is Indexed to an Entity’s Own Stock.”) FASB ASC 815 provides that an entity should use a two step approach to evaluate whether an equity-linked financial instrument (or embedded feature) is indexed to its own stock, including evaluating the instrument’s contingent exercise and settlement provisions. It also clarifies the impact of foreign currency denominated strike prices and market-based employee stock option valuation instruments. FASB ASC 815 is effective for fiscal years beginning after December 15, 2008, and interim periods within those years. The adoption of FASB ASC 815 did not have an effect on our consolidated financial statements.
     In May 2009, the FASB issued FASB ASC 470 (Staff Position No. APB 14-1 “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement)”). FASB ASC 470 clarifies that convertible debt instruments that may be settled in cash upon conversion (including partial cash settlement) are not addressed by paragraph 12 of APB Opinion No. 14, “Accounting for Convertible Debt and Debt Issued with Stock Purchase Warrants”. Additionally, this FASB ASC 470 specifies that issuers of such instruments should separately account for the liability and equity components in a manner that will reflect the entity’s nonconvertible debt borrowing rate when interest cost is recognized in subsequent periods. This FASB ASC 470 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. The adoption of FASB ASC 470 did not have an effect on our consolidated financial statements.
     In April 2009, FASB issued FASB ASC 825 and FASB ASC 270, “(FSP 107-1 and APB 28-1 Interim Disclosures about Fair Value of Financial Instruments”) which increase the frequency of fair value disclosures to a quarterly instead of annual basis. The guidance relates to fair value disclosures for any financial instruments that are not currently reflected on an entity’s balance sheet at fair value. FASB ASC 825 and FASB ASC 270 are effective for interim and annual periods ending after June 15, 2009. The adoption of FASB ASC 825 and FASB ASC 470 did not have an impact on results of operations, cash flows or financial position
     In May 2009, FASB issued FASB ASC 855 (SFAS No. 165, “Subsequent Events”) which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. In particular, FASB ASC 855 sets forth (a) the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, (b) the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements, and (c) the disclosures that an entity should make about events or transactions that occurred after the balance sheet date. FASB ASC 855 is effective for interim or annual financial reporting periods ending after June 15, 2009. The adoption of FASB ASC 855 did not have an impact on results of operations, cash flows or financial position.
     In June 2009, FASB issued FASB ASC 860 (SFAS No. 166, “Accounting for Transfers of Financial Assets-an amendment of FASB Statement No. 140”). FASB ASC 860 applies to all entities and is effective for annual financial periods beginning after November 15, 2009 and for interim periods within those years. Earlier application is prohibited. A calendar year-end company must adopt this statement as of January 1, 2010. This statement retains many of the criteria of FASB ASC 860 (FASB 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities”) to determine whether a transfer of financial assets qualifies for sale accounting, but there are some significant changes as discussed in the statement. Its disclosure and measurement requirements apply to all transfers of financial assets occurring on or after the effective date. Its disclosure requirements, however, apply to transfers that occurred both before and after the effective date. In addition, because FASB ASC 860 eliminates the consolidation exemption for Qualifying Special Purpose Entities, a company will have to analyze all existing QSPEs to determine whether they must be consolidated under FASB ASC 810. The Company does not anticipate the adoption of FASB ASC 860 to have an impact on results of operations, cash flows or financial position.

     In June 2009, FASB issued FASB ASC 810 (SFAS No. 167, “Amendments to FASB Interpretation No. 46(R)”). FASB ASC 810 applies to FASB ASC 860 entities and is effective for annual financial periods beginning after November 15, 2009 and for interim periods within those years. Earlier application is prohibited. A calendar year-end company must adopt this statement as of January 1, 2010. The Company does not anticipate the adoption of FASB ASC 810 to have an impact on results of operations, cash flows or financial position.
     In August 2009, the FASB issued ASU 2009-05, “Measuring Liabilities at Fair Value”. ASU 2009-05 applies to all entities that measure liabilities at fair value within the scope of FASB ASC 820, “Fair Value Measurements and Disclosures”. ASU 2009-05 is effective for the first reporting period (including interim periods) beginning after issuance, October 1, 2009 for the Company. The adoption of ASU 2009-05 had no impact on results of operations, cash flows or financial position.
     In October 2009, the FASB ratified FASB ASC 605-25 (the EITF’s final consensus on Issue 08-1, “Revenue Arrangements with Multiple Deliverables”). ASC 605-25 is effective for fiscal years beginning on or after June 15, 2010. Earlier adoption is permitted on a prospective or retrospective basis. The Company does not anticipate the adoption of FASB ASC 605-25 to have an impact on results of operations, cash flows or financial position.
4. Inventories
     Inventories consisted of the following at December 31 (in thousands):

	2009	2008

Raw material	$2,348	$2,184
Finished goods	2,882	2,538
Provision for obsolete stock	(17)	(57)

	$5,213	$4,665

5. Prepaid Expenses and Other Current Assets
     Prepaid expenses and other current assets at December 31 were (in thousands):

	2009	2008

Rental, equipment and utility deposits	$189	$274
Supplier deposits	606	158
Insurance	188	127
Advertising	160	124
Other	132	88

	$1,275	$771

6. Property and Equipment
     Property and equipment consisted of the following at December 31 (in thousands):

	2009	2008

Property and machinery	$669	$661
Furniture, fixtures and equipment	345	260
Computers and software	715	754
Equipment acquired under capital leases	709	709
Trucks	246	246
Leasehold improvements	410	610

Total cost	3,094	3,240
Less: accumulated depreciation	(1,704)	(1,062)

	$1,390	$2,178

     Depreciation expense was approximately $827,000 and $700,000 for the years ended December 31, 2009 and 2008, respectively.
7. Accrued Liabilities
     Other accrued liabilities at December 31 were (in thousands):

	2009	2008

Accrued payroll and related costs	$770	$782
Sales tax payable	874	258
Warranty reserve	1,246	743
Customer deposits	566	943
Insurance premium financing	141	101
Accrued commission	276	52
Accrued guarantee reserve (see Note 2)	142	—
Other	186	17

	$4,201	$2,896

8. Stockholders’ Equity
     Issuance of common stock
     On October 6, 2009, the Company issued 120,000 shares of its common stock pursuant to a resolution of the Company’s Board of Directors, on October 6, 2009, in settlement of an obligation. The shares were fair-valued at $1.00, the closing price of the Company’s common stock on October 6, 2009 and the Company settled approximately $120,000 in accounts payable related to this transaction.
     On September 23, 2009 and October 2, 2009, we completed a private placement of 14,077,000 shares of restricted common stock at a purchase price of $1.00 per share to 31 accredited investors. The shares were offered and sold by us in reliance on Section 506 of Regulation D of the Securities Act, and comparable exemptions for sales under state securities laws. The shares were offered and sold by us in reliance on Section 506 of Regulation D of the Securities Act, and comparable exemptions for sales under state securities laws. After the costs of the transaction, the Company recorded net proceeds of approximately $12,867,000.
     On May 15, 2009, the Company issued 10,000 shares of its common stock pursuant to a resolution of the Company’s Board of Directors, on February 27, 2009, as compensation for services. The shares were fair-valued at $0.74, the closing price of the Company’s common stock on May 15, 2009 and the Company recorded approximately $7,400 in expense related to this transaction.
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
     On April 15, 2008, the Company issued 50,000 shares of restricted common stock pursuant to the Company’s 2006 Equity Incentive Plan as a signing bonus to a new employee. The shares were fair-valued at $1.30, the closing price of the Company’s common stock on April 15, 2008, the date of grant. On the date of grant 25,000 shares vested. The remaining 25,000 shares vested on April 15, 2009.

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
     In September 2007, pursuant to a consulting agreement, we issued a warrant to purchase 50,000 shares of our common stock at an exercise price of $1.00 per share expiring on August 30, 2012. The warrant was fair-valued at $0.72 per share using the Black-Scholes model. These warrants were exercised on November 26, 2007.
     In August 2007, we issued warrants to purchase 76,722 shares of our common stock in settlement of an obligation of an exercise price of $1.00 per share expiring on August 28, 2012. These warrants were fair-valued at $0.73 per share using the Black-Scholes model.
     Prior to the reverse merger, in conjunction with a private placement, concluded on October 4, 2006, 800,000 warrants to purchase the Company’s common stock with an exercise price of $1.15 per share were issued to Roth Capital Partners for acting as the private placement agent. The terms of the warrants are five years, expiring on October 4, 2011. The warrants are transferable and are exercisable by the Holder at any time after the original date of issuance until and including the expiration date. The terms of the warrants provide for adjustment to the exercise price for common stock dividends, capital stock distributions, and stock splits. There are no performance requirements associated with these warrants.
     Assumptions used in the determination of the fair value of warrants issued using the Black-Scholes model were as follows:

				Expected	Risk-free
		Exercise	Fair-Value	Term in	interest		Dividend
	Date Issued	Price	(in thousands)	years	rate	Volatility	Yield
In conjunction with private placement	10/4/2006	$1.15	$422	5.00	4.69%	92%	0%
In settlement of an obligation	8/30/2007	$1.00	$56	5.00	4.21%	92%	0%
For services rendered	9/1/2007	$1.00	$36	5.00	4.33%	92%	0%
In conjunction with private placement	12/20/2007	$3.90	$3,113	5.00	3.39%	83%	0%
9. Income Taxes
     Income (loss) before provision for income taxes is attributable to the following geographic locations for the years ended December 31 (in thousands):

	Year Ended
	2009	2008
United States	$(8,498)	$(11,972)
Foreign	1,574	3,401

	$(6,924)	$(8,571)

     The provision for income taxes consists of the following for the year ended December 31 (in thousands):

	2009	2008
Current:
Federal	$—	$—
State	3	3
Foreign	43	164

	46	167

Deferred:
Federal	—	—
State	—	—
Foreign	—	—

Total provision/(benefit) for income taxes	$46	$167

     The reconciliation between the actual income tax expense and income tax computed by applying the statutory U.S. Federal income tax rate to loss before provision for income taxes for the years ended December 31 are as follows (in thousands):

	2009	2008

Benefit for income tax at US Federal statutory rate	$(2,432)	$(3,001)
State taxes, net of federal benefit	2	2
Foreign taxes at different rate	(509)	(1,027)
Non-deductible expenses	8	18
Valuation allowance	2,978	4,185
Other	(1)	(10)

	$46	$167

     The tax effects of temporary differences that give rise to significant portions of deferred tax assets and deferred tax liabilities at December 31 are presented below (in thousands):

	2009	2008

Deferred income tax assets:

Net operating loss carry forwards	$11,621	$8,397
Temporary differences due to accrued warranty costs	550	—
Other temporary differences	133	396
Temporary differences due to bonus and vacation accrual	337	—

	12,641	8,793

Valuation allowance	(12,641)	(8,793)

Total deferred income tax assets	—	—

	$—	$—

     FASB ACS 740-10-05 (SFAS 109, Accounting for Income Taxes (as amended)), provides for the recognition of deferred tax assets if it is more likely than not that those deferred tax assets will be realized. Management reviews deferred tax assets periodically for recoverability and makes estimates and judgments regarding the expected geographic sources of taxable income in assessing the need for a valuation allowance to reduce deferred tax assets to their estimated realizable value. Realization of our deferred tax assets is dependent upon future earnings, if any, the timing and amount of which are uncertain. Because of our lack of earnings history, the net deferred tax assets have been fully offset by a valuation allowance. The valuation allowance increased by approximately $3.8 million during the year ended December 31, 2009, primarily as a result of the taxable income generated at our PRC subsidiary. The valuation allowance increased by $4.6 million during the year ended December 31, 2008, primarily as a result of increased operating loss. As of December 31, 2009, the Company had a net operating loss carry forward for federal income tax purposes of approximately $26.3 million, which will expire starting in year 2027. The Company had a state net operating loss carry forward of approximately $26.0 million, which will expire starting in year 2027.
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
     PRC Taxation — The subsidiary of the Company is a foreign investment enterprise established in Shenzhen, the PRC, and is engaged in production-oriented activities; under the corporate income tax laws enacted in 2007, a foreign investment enterprise is generally subject to income tax at a 25% rate. The subsidiary of the Company was granted income tax incentives prior to 2007 and will continue to enjoy the tax incentives under the grandfather rules provided by the 2007 law. The incentive provides that the subsidiary is exempted from the PRC enterprise income tax for two years starting from the first profit-making year, followed by a 50% tax exemption for the next three years. The subsidiary’s first profitable year was 2007. A provision of $15,000 has been provided for the year ended December 31, 2009.
     Hong Kong Taxation — A subsidiary of the Company is incorporated in Hong Kong and is subject to Hong Kong profits tax. The Company is subject to Hong Kong taxation on its activities conducted in Hong Kong and income arising in or derived from Hong Kong. The applicable profits tax rate for all periods is 17.5%. A provision of approximately $28,000 and $164,000 for profits tax was recorded for the years ended December 31, 2009 and 2008, respectively.
10. Stock-based Compensation
     Effective January 1, 2006, the Company adopted the provisions of FASB ACS 715 (Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment”) which requires the Company to measure the stock-based compensation costs of share-based compensation arrangements based on the grant-date fair value and recognizes the costs in the financial statements over the employee requisite service period. Stock-based compensation expense for all stock-based compensation awards granted was based on the grant-date fair value estimated in accordance with the provisions of FASB ACS 715. Prior to 2006 the Company had not issued stock options or other forms of stock-based compensation.
     The following table summarizes the consolidated stock-based compensation expense, by type of awards (in thousands):

	Years Ended December 31
	2009	2008

Employee stock options	$512	$372
Restricted stock	197	176

Total stock-based compensation expense	$709	$548

     The following table summarizes the consolidated stock-based compensation by line items (in thousands):

	Years Ended December 31
	2009	2008

General and administrative	$536	$404
Sales, marketing and customer service	136	110
Engineering, design and product development	37	34

Total stock-based compensation expense	709	548
Tax effect on stock-based compensation expense	—	—

Total stock-based compensation expense after income taxes	$709	$548

Effect on net loss per share:
Basic and diluted	$(0.017)	$(0.014)

     As stock-based compensation expense recognized in the consolidated statements of operations is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures in accordance with FASB ACS 715. FASB ACS 715 requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.
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
     Assumptions used in the determination of the fair value of share-based payment awards using the Black-Scholes model were as follows:

	2009		2008
	Service-based	Performance-based	Service-based	Performance-based

Expected term	3.25 - 3.75	N/A	3.25 - 3.75	N/A
Risk-free interest rate	1.72%	N/A	2.26% - 2.74%	N/A
Volatility	74% - 88%	N/A	75% - 87%	N/A
Dividend yield	0%	N/A	0%	N/A
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
     At December 31, 2009 there were approximately 4,919,299 shares available to be issued under the plan (9% of the outstanding shares of 52,292,576 plus outstanding warrants of 2,366,302). There were 3,245,268 options and restricted shares issued under the plan, 164,195 options exercised under the plan and 1,509,836 shares available to be issued.

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
     The following table summarizes the Company’s stock option activities:

			Weighted-
		Weighted-	Average
		Average	Remaining	Aggregate
		Exercise Price	Contractual	Intrinsic
	Shares	Per Share	Term	Value ($000)

Outstanding as of January 1, 2008	1,967,233	$1.03	3.88	$—
Granted	618,000	1.96	4.20	—
Exercised	(68,695)	—	—	—
Forfeited	(159,638)	—	—	—

Outstanding as of December 31, 2008	2,356,900	1.28	3.45	—
Granted	489,500	1.10	3.78	63,635
Exercised	(76,750)	1.00	—	—
Forfeited	(75,250)	1.00	—	—

Outstanding December 31, 2009	2,694,400	$1.20	2.80	$80,832

Exercisable December 31, 2009	1,650,150	$1.18	2.80	$82,508

     The weighted-average grant-date fair value of options granted during 2009 and 2008 was $0.75 and $1.07, respectively. The total intrinsic value of options exercised during 2009 and 2008 was approximately $22,000 and $65,000, respectively.
     The following table summarizes the Company’s restricted stock activities:

Shares
Outstanding January 1, 2008	200,000
Granted	113,367
Exercised	—
Forfeited	—

Outstanding as of December 31, 2008	313,367
Granted	237,501
Exercised	—
Forfeited	—

Outstanding as of December 31, 2009	550,868

Vested as of December 31, 2009	500,868

     Changes in the Company’s non-vested stock options are summarized as follows:

	Stock-based Options		Performance-based Options		Restricted Stock
		Weighted-		Weighted-		Weighted-
		Average		Average		Average
		Grant Date Fair		Grant Date Fair		Grant Date Fair
	Shares	Value Per Share	Shares	Value Per Share	Shares	Value Per Share

Non-vested as of January 1, 2008	1,076,292	$0.67	100,000	$0.73	50,000	$1.00
Granted	618,000	1.07	—	—	113,367	1.55
Vested	(411,320)	0.66	(50,000)	—	(88,367)	1.54
Forfeited	(158,638)	0.70	—	—	—	—

Non-vested as of December 31, 2008	1,124,334	0.84	50,000	0.73	75,000	1.20
Granted	489,500	0.45	—		237,501	0.83

	Stock-based Options		Performance-based Options		Restricted Stock
		Weighted-		Weighted-		Weighted-
		Average		Average		Average
		Grant Date Fair		Grant Date Fair		Grant Date Fair
	Shares	Value Per Share	Shares	Value Per Share	Shares	Value Per Share

Vested	(494,334)	0.79	(50,000)	0.73	(262,501)	1.34
Forfeited	(75,250)	0.61	—	—	—	—

Non-vested as of December 31, 2009	1,044,250	$0.71	—	$—	50,000	$1.34

     As of December 31, 2009, there was approximately $555,000, $0 and $64,000 of unrecognized compensation cost related to non-vested service-based options, performance-based options and restricted stock grants, respectively. The cost is expected to be recognized over a weighted-average of 4.0 years for service-based options and restricted stock grants and 4.0 years for performance-based options. The total fair value of shares vested during the year ended December 31, 2009 was $453,000, $33,000 and $223,000 for service-based options, performance-based options and restricted stock grants, respectively. The total fair value of shares vested during the year ended December 31, 2008 was $271,000, $37,000 and $136,000 for service-based options, performance-based options and restricted stock grants, respectively. There were no changes to the contractual life of any fully vested options during the years ended December 31, 2009 and 2008.
11. Note Receivable
          On December 22, 2009 the Company entered into a Promissory Note (“Note”) in the amount of three million six hundred thirty thousand one hundred sixty four dollars ($3,630,164) with HEK Partners, LLC (“HEK”) in connection with a completed Engineering, Procurement and Construction Agreement (“EPC”) between Solar Tax Partners 1, LLC (“STP1”) and the Company. The note receivable represented partial consideration for the total commitment due under the EPC of $19,557,000. HEK, the maker of the Note, is the managing partner of STP1 and has agreed to assume this obligation as part of its capital contribution to STP1. HEK will make periodic payments under this Note with a payment of one million dollars ($1,000,000) on or before December 31, 2010 and thereafter will make annual payments, prior to the maturity date, in amounts equal to the percent (10%) of the outstanding principal balance on the Note, with a final payment due on December 31, 2016. Payments will be applied first to any fees or charges due under the Note, second to accrued interest and third to the principal balance. HEK will make the final payment of the balance due on the Note on or before December 31, 2016. The Note bears interest of 6.5% per annum. This note was issued in connection with a construction contract recorded under the zero margin method (see Note 2). At December 31, 2009 deferred revenue of approximately $4,563,000 has been netted against the note receivable and accounts receivable related to the contract. The deferred revenue will be recognized in income as the note and receivable is collected.
12. Commitments and Contingencies
     Letters of Credit — At December 31, 2009, the Company had outstanding standby letters of credit of approximately $225,413 as collateral for its capital lease. The standby letter of credit is issued for a term of one year, mature beginning in September 2009 and the Company paid one percent of the face value as an origination fee. These letters of credit are collateralized by $255,000 of the Company’s cash deposits.
Guaranty — On December 22, 2009, in connection with an equity funding of our customer, Solar Tax Partners 1, LLC (“STP1”), of the Aerojet I project, the Company along with the STP1’s other investors entered into a Guaranty (“Guaranty”) to provide the equity investor, Greystone Renewable Energy Equity Fund (“Greystone”), with certain guarantees, in part, to secure investment funds necessary to facilitate STP’s payment to the Company under the Engineering, Procurement and Construction Agreement (“EPC”). Specific guarantees made by the Company include the following in the event of the other investors’ failure to perform under the operating agreement:
o	Recapture Event — The Company shall be responsible for providing Greystone with payments for losses due to any recapture, reduction, requirement to repay, loss or disallowance of certain tax credits (Energy Credits under Section 48 of Code) or Cash Grant (any payment made by US Dept. of Treasure under Section 1603 of the ARRT of 2009) or if the actual Cash Grant received by Master Tenant is less that the Anticipated Cash Grant (equal to $6,900,000);

o	Repurchase obligation — If certain criteria occur prior to completion of the Facility, including event of default, if the managing member defaults under the operating agreement or the property or project are foreclosed on, or if the property qualifies for less than 70% of projected credits (computed as an attachment to Master Tenants operating agreement), SPI would be required to fund the purchase of Greystone’s interest in Master Tenant if the managing member failed to fund the repurchase;

o	Fund Excess Development Costs — The Company would be required to fund costs in excess of certain anticipated development costs;

o	Operating Deficit Loans — The Company would be required to loan Master Tenant or STP1 monies necessary to fund operations to the extent costs could not be covered by Master Tenant’s or STP1’s cash inflows. The loan would be subordinated to other liabilities of the entity and earn no interest; and

o	Exercise of Put Options — At the option of Greystone, the Company may be required to fund the purchase by managing member of Greystone’s interest in Master Tenant under an option exercisable for 9 months following a 63 month period commencing with operations of the Facility. The purchase price would be equal to the greater of the fair value of Greystone’s equity interest in Master Tenant or $951,985.
Guaranty provisions related to the Recapture Event, Repurchase Obligation and Excess Development Costs guarantees have effectively expired or are no longer applicable as of December 31, 2009. This is because the trigger event for the Company’s potential obligation has either lapsed or been negated. The Company determined that the fair value of such guarantees was immaterial.
The Company has recorded on its balance sheet, the fair value of the remaining guarantees, at their estimated fair valued of $142,000.
     Operating leases — The Company leases premises under various operating leases which expire through 2012. Rental expenses under operating leases included in the statement of operations were approximately $780,000 and $834,000 for the years ended December 31, 2009 and 2008, respectively.
     Our manufacturing facilities consist of 123,784 square feet, including 101,104 square feet of factories and 23,680 square feet of dorms, situated in an industrial suburb of Shenzhen, Southern China known as Long Gang. Only the state may own land in China. Therefore, we lease the land under our facilities, and our lease agreement gives us the right to use the land until December 31, 2010 at an annual rent of $229,134. We have an option to renew this lease for 2 additional years on the same terms. While we continue to operate our manufacturing in the existing facility, we are actively seeking alternatives that will provide lower cost, higher quality or other incentives that may benefit the company.
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
     Our retail outlet is located in Roseville, California in a space of approximately 2,000 square feet. The five year lease commenced in October 2008 and expires in December 2012. The rent is currently $79,426 per year and increase to $84,252 in the fifth year. The Company has an option to renew for an additional five years.
The Company is obligated under operating leases requiring minimum rentals as follows (in thousands):

Years ending December 31,
2010	$702
2011	454
2012	308

Total minimum payments	$1,464

     The Company was obligated under notes payable requiring minimum payments as follows (in thousands):

Years ending December 31,
2010	$52
2011	44
2012	9

105
Less current portion	(52)

Long-term portion	$53

     The notes payable are collateralized by trucks used in the Company’s solar photovoltaic business, bear interest rates between 1.9% and 2.9% and are payable over sixty months.
     The Company leases equipment under capital leases. The leases expire from January to October 2010. The Company was obligated for the following minimum payments under these leases (in thousands):

Years ending December 31,
2010	$218
Less amounts representing interest	(10)

Present value of net minimum lease payments	208
Less current portion	(208)

Long-term portion	$—

     Purchase contract — On July 24, 2008, the Company and Solyndra Inc., a Delaware corporation (“Solyndra”) signed a First Amendment to Agreement for Sale of Photovoltaic Panels (“Modified Agreement”) which amends an Agreement for Sale of Photovoltaic Panels, dated February 19, 2007. The first agreement did not obligate the Company to any specific terms or conditions only reserved its right to panel production once Solyndra began manufacturing its product.
     The Modified Agreement between the Company and Solyndra, Inc. is a contract for the sale of photovoltaic panels intended for large flat rooftops, optimized for high energy density production produced by Solyndra for Solar Power. The Modified Agreement as amended obligates the Company to purchase a specific quantity of solar panels over the four year term of the Modified Agreement or pay a cancellation penalty of as much as $6.5 Million. The final selling price to the Company is dependent upon the price that Solyndra, Inc. sells the same product to other third-party customers and is expected to decline over the term of the agreement. On June 8, 2009, the Company signed a Second Amendment to the Agreement for Sale of Photovoltaic Panels which amends the agreement to remove the minimum purchase requirements from the agreement.
     On December 13, 2007, the Company and its wholly-owned subsidiary, Yes! Solar, Inc. (“YES”) entered into a Retailer Program Agreement (the “Agreement”) with GE Money Bank to provide to YES retail customers a vehicle to finance solar systems purchased from YES. The agreement provides that the Company will provide a standby letter of credit equal to the greater of $50,000 or one percent of sales under the Agreement. A standby letter of credit in the amount of $50,000 was issued on November 14, 2007 as a condition to the execution of the Agreement. The term of the letter of credit was renewed for an additional year on November 14, 2008. This agreement was terminated on November 10, 2009 and the related standby letter of credit cancelled. As of December 31, 2009 there were no sales under this Agreement.
     Restricted Cash — On November 17, 2009, our bank amended the Company’s restricted funds agreement to restrict $280,000 of the Company’s deposits as collateral for the outstanding letter of credits in the amount of $255,000 and the Company’s bank credit card of $25,000.
13. Operating Risk
     Concentrations of Credit Risk and Major Customers — A substantial percentage of the Company’s net revenue comes from sales made to a small number of customers and are typically sold on an open account basis. Details of customers accounting for 10% or more of total net sales for the years ended December 31, 2009 and 2008 are as follows (in thousands):

Customer	2009	2008

Solar Tax Partners I LLC.	$14,853	$—
Bayer & Roash GmbH	5,857	—
Sun Technics Ltd./Conergy Ltd.	6,473	22,706

	$27,183	$22,706

     Details of the accounts receivable, and note receivable net of deferred revenue, and costs and estimated earnings in excess of billings on uncompleted contracts from the customers with the largest receivable balances (including all customers with accounts receivable balances of 10% or more of accounts receivable) at December 31, 2009 and 2008, respectively are (in thousands):

Customer	2009	2008

Solar Tax Partners I LLC	$8,172	$—
Solar Tax Partners II LLC	5,557	—
Cox Enterprises	—	620
Staples Center/Nokia Theatre LA Live	—	585

	$13,729	$1,870

     Product Warranties — We offer the industry standard of 20 years for our solar modules and industry standard five (5) years on inverter and balance of system components. Due to the warranty period, we bear the risk of extensive warranty claims long after we have shipped product and recognized revenue. In our wire and mechanical assembly business, historically our warranty claims have not been material. In our solar photovoltaic business our greatest warranty exposure is in the form of product replacement. Until the third quarter of fiscal 2007, the Company purchased its solar panels from third-party suppliers and since the third-party warranties are consistent with industry standards we considered our financial exposure to warranty claims immaterial. During the quarter ended September 30, 2007, the Company began installing its own manufactured solar panels. As a result, the Company recorded the provision for the estimated warranty exposure on these construction contracts within cost of sales. Since the Company does not have sufficient historical data to estimate its exposure, we have looked to historical data reported by other solar system installers and manufacturers. In our cable, wire and mechanical assembly segment our current standard product warranty for our mechanical assembly product ranges from one to five years. The Company uses its historical data in the cable, wire and mechanical assembly segment to estimate its warranty obligations and to date has not experienced any warranty claims in this segment.
Performance Guarantee
On December 18, 2009, the Company entered into a 10-year energy output guaranty related to the photovoltaic system installed for Solar Tax Partners 1, LLC (“STP”) at the Aerojet facility in Rancho Cordova, CA. The guaranty provided for compensation to STP’s system lessee for shortfalls in production measured over a 12-month period. The Company believes that the probability of shortfalls are unlikely and if they should occur be covered under the provisions of its current panel and equipment warranty provisions.
     The accrual for warranty claims consisted of the following at December 31, (in thousands):

	2009	2008

Beginning balance	$743	$103
Provision charged to warranty expense	503	641
Less: warranty claims	—	(1)

Ending balance	$1,246	$743

14. Fair Value of Financial Instruments
     The carrying amounts of cash and cash equivalents and accounts receivable, prepayments, notes payable, accounts payable, accrued liabilities, accrued payroll and other payables approximate their respective fair values at each balance sheet date due to the short-term maturity of these financial instruments.
FV Guarantee
Guarantees — In accordance with FASB ASC 820-10, the Company used multiple techniques to measure the fair value of the guarantees using Level 3 inputs, the results of each technique have been reasonably weighted based upon management’s judgment to determine the fair value of the guarantees at the measurement date. As a result of applying reasonable weights to each technique, the Company believes a reasonable estimate of fair value for the guarantees is $142,000.

15. Geographical Information
     The Company has three reportable segments: (1) photovoltaic installation, integration and solar panel sales (“Photovoltaic installation, integration and sales”), franchise/product distribution operations and (3) cable, wire and mechanical assemblies and processing sales (“Cable, wire and mechanical assemblies”). The Company’s reportable segments are strategic business units that offer different products and services. They are managed separately because each business requires different technology and marketing strategies.
     The accounting policies of the segments are the same as those described in the summary of significant accounting policies.
     Contributions of the major activities, profitability information and asset information of the Company’s reportable segments for the years ended December 31, 2009 and 2008 are as follows:

	Year ended December 31, 2009			Year ended December 31, 2008
Segment (in thousands)	Net sales	Inter-segment sales	Income (loss)	Net sales	Inter-segment sales	Income (loss)

Photovoltaic installation, integration and sales	$46,579	$—	$(7,209)	$44,670	$—	$(8,220)
Franchise/product distribution operations	1,044	—	(1,367)	—	—	(1,010)
Cable, wire and mechanical assemblies	4,928	—	1,652	2,751	—	659

Segment total	52,551	—	(6,924)	47,421	—	(8,571)
Reconciliation to consolidated totals:
Sales eliminations	—	—	—	—	—	—

Consolidated totals

Net sales	$52,551	$—		$47,421	$—

Income before taxes			$(6,924)			$(8,571)

	Year ended December 31, 2009		Year ended December 31, 2008
	Interest	Interest	Interest	Interest
Segment (in thousands)	income	expense	income	expense

Photovoltaic installation, integration and sales	$12	$(49)	$135	$(115)
Franchise/product distribution operations	—	—	—	—
Cable, wire and mechanical assemblies	—	—	—	—

Consolidated total	$12	$(49)	$135	$(115)

	As of and for year ended December 31, 2009			As of and for year ended December 31, 2008
			Depreciation			Depreciation
	Identifiable	Capital	and	Identifiable	Capital	and
Segment (in thousands)	assets	expenditures	amortization	assets	expenditures	amortization
Photovoltaic installation, integration and sales	$35,878	$53	$801	$15,988	$766	$685
Franchise/product distribution operations	610	—	—	748	—	—
Cable, wire and mechanical assemblies	1,026	—	26	1,059	—	15

Consolidated total	$37,514	$53	$827	$17,795	$766	$700

     Net sales by geographic location are as follows:

	For the year ended December 31, 2009				For the year ended December 31, 2008
	Photovoltaic				Photovoltaic
	installation,	Franchise/product	Cable, wire and		installation,	Franchise/product	Cable, wire and
	integration and	distribuiton	mechanical		integration and	distribution	mechanical
Segment (in thousands)	sales	operations	assemblies	Total	sales	operations	assemblies	Total
United States	$23,990	$1,044	$3,884	$28,918	$17,430	$—	$2,239	$19,669
Asia	6,630	—	—	6,630	27,108	—	—	27,108
Europe	13,001	—	—	13,001	132	—	—	132
Australia	2,958	—	—	2,958	—	—	—	—
Mexico	—	—	1,044	$1,044	—	—	512	512

Total	$46,579	$1,044	$4,928	$52,551	$44,670	$—	$2,751	$47,421

     The location of the Company’s identifiable assets is as follows:

	As of December 31,	As of December 31,
Segment (in thousands)	2009	2008

United States	$31,421	$12,072
China (including Hong Kong)	6,093	5,723

Total	$37,514	$17,795

     Income tax expense by geographic location is as follows:

	As of December 31,	As of December 31,
Segment (in thousands)	2009	2008

China (including Hong Kong)	$43	$164
United States	3	3

Total	$46	$167

16. Subsequent Event
     In the fourth quarter of 2009, the Company completed a system installation under an Engineering, Procurement and Construction Contract (“EPC”) entered into with Solar Tax Partners I, LLC, a California limited liability company (“STP1”). Subsequent to the end of fiscal 2009, Stephen C. Kircher, our Chief Executive Officer and Chairman of the Board, and his wife, Lari K. Kircher, as Co-Trustees of the Kircher Family Irrevocable Trust dated December 29, 2004 (“Trust”) was admitted as a member of STP1. The trust made a capital contribution of $20,000 and received a 35% membership interest in STP1. Stephen C. Kircher, as trustee of the Trust was appointed a co-manager of STP1. Neither Stephen C. Kircher nor Lari K. Kircher are beneficiaries under the Trust.