Form 10-Q
period 2010-03-31
Solar Power, Inc.
filed 2010-05-21
CIK 1210618

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10-Q

☑	Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2010

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes   ☐   No   ☑
State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 52,292,576 shares of $0.0001 par value common stock outstanding as of May 12, 2010.

PART I
FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS
SOLAR POWER, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands except for share data)

	As of March 31,	As of December
	2010	31, 2009
	(unaudited)	(audited)
ASSETS
Current assets:
Cash and cash equivalents	$3,101	$3,136
Accounts receivable, net of allowance for doubtful accounts of $131 and $395 at March 31, 2010 and December 31, 2009, respectively and net of deferred revenue	14,366	17,985
Costs and estimated earnings in excess of billings on uncompleted contracts	9,623	7,800
Note receivable, net of deferred revenue – current portion (Note 11)	—	—
Inventories, net	5,245	5,213
Prepaid expenses and other current assets	1,137	1,275
Restricted cash	280	280

Total current assets	33,752	35,689

Goodwill	435	435
Note receivable, net of deferred revenue – long term portion (Note 11)	—	—
Property, plant and equipment at cost, net	1,227	1,390

Total assets	$35,414	$37,514

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$17,182	$16,110
Accrued liabilities	4,049	4,201
Income taxes payable	285	291
Billings in excess of costs and estimated earnings on uncompleted contracts	340	154
Loans payable and capital lease obligations	187	260

Total current liabilities	22,043	21,016
Loans payable and capital lease obligations, net of current portion	43	53

Total liabilities	22,086	21,069

Commitments and contingencies

Stockholders’ equity
Preferred stock, par $0.0001, 20,000,000 shares authorized, none issued and outstanding at March 31, 2010 and December 31, 2009	—	—
Common stock, par $0.0001, 100,000,000 shares authorized 52.292,576 shares issued and outstanding at March 31, 2010 and December 31, 2009	5	5
Additional paid in capital	41,907	41,808
Accumulated other comprehensive loss	(222)	(222)
Accumulated deficit	(28,362)	(25,146)

Total stockholders’ equity	13,328	16,445

Total liabilities and stockholders’ equity	$35,414	$37,514

The accompanying notes are an integral part of these condensed financial statements

SOLAR POWER, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands except for share data)

	For the Three Months Ended
	March 31,	March 31,
	2010	2009
	(unaudited)	(unaudited)

Net Sales	$5,833	$5,781
Cost of goods sold	5,209	5,148

Gross profit	624	633

Operating expenses:
General and administrative	1,998	2,302
Sales, marketing and customer service	1,093	798
Engineering, design and product management	205	206

Total operating expenses	3,296	3,306

Operating loss	(2,672)	(2,673)

Other income (expense):
Interest expense	(6)	(12)
Interest income	—	3
Other expense, net	(535)	(5)

Total other income (expense)	(541)	(14)

Loss before income taxes	(3,213)	(2,687)

Income tax expense	3	3

Net loss	$(3,216)	$(2,690)

Net loss per common share
Basic	$(0.06)	$(0.07)

Diluted	$(0.06)	$(0.07)

Weighted average number of common shares used in computing per share amounts
Basic	52,292,576	37,913,965

Diluted	52,292,576	37,913,965

The accompanying notes are an integral part of these condensed financial statements

SOLAR POWER, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	For the Three Months Ended
	March 31, 2010	March 31, 2009
	(unaudited)	(unaudited)
Cash flows from operating activities:
Net loss	$(3,216)	$(2,690)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation	174	213
Stock-based compensation expense	99	163
Bad debt expense	2	226
Loss on disposal of fixed assets	2	—
Changes in operating assets and liabilities:
Accounts and note receivable	3,619	(1,921)
Costs and estimated earnings in excess of billing on uncompleted contracts	(1,823)	(4)
Inventories	(32)	(941)
Prepaid expenses and other current assets	138	16
Accounts payable	1,072	1,880
Accrued liabilities	(152)	(484)
Income taxes payable	(6)	—
Billings in excess of costs and estimated earnings on uncompleted contracts	186	(123)
Deferred revenue	—	30

Net cash provided by (used in) operating activities	63	(3,635)
Cash flows from investing activities:
Acquisitions of property, plant and equipment	(11)	(15)

Net cash used in by investing activities	(11)	(15)
Cash flows from financing activities:
Restricted cash collateralizing letters of credit and ACH transactions	—	(273)
Principal payments on notes and capital leases payable	(83)	(86)

Net cash used by financing activities	(83)	(359)

Decrease in cash and cash equivalents	(31)	(4,009)
Cash and cash equivalents at beginning of period	3,136	5,915
Effect of exchange rate changes on cash	(4)	1

Cash and cash equivalents at end of period	$3,101	$1,907

Supplemental disclosure of cash flow information:
Cash paid for interest	$6	$12

Cash paid for income taxes	$9	$3

The accompanying notes are an integral part of these condensed financial statements

SOLAR POWER, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
1. Description of Business and Basis of Presentation
Description of Business
     Solar Power, Inc. and its subsidiaries, (collectively the “Company”) engage in sales, installation and integration of photovoltaic systems, markets it’s branded Yes! Solar Solutions TM product line through a distributor network and manufactures and sells solar panels and related hardware and cable, wire and mechanical assemblies.
     Our revenue was derived from the sale, installation and integration of photovoltaic systems, sales from our manufactured solar panels, including balance-of-system products, and cable, wire and mechanical assemblies.
Basis of Presentation
     The accompanying condensed consolidated financial statements are unaudited and have been prepared in accordance with generally accepted accounting principles for interim financial information. They should be read in conjunction with the financial statements and related notes to the financial statements of Solar Power, Inc. for the years ended December 31, 2008 and 2007 appearing in the Company’s Form 10-K filed with the Securities and Exchange Commission on May 14, 2010. The March 31, 2010 and 2009 unaudited interim condensed consolidated financial statements on Form 10-Q have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) for smaller reporting companies. Certain information and note disclosures normally included in the annual financial statements on Form 10-K have been condensed or omitted pursuant to those rules and regulations, although the Company’s management believes the disclosures made are adequate to make the information presented not misleading. In the opinion of management, all adjustments, consisting of normal recurring accruals, necessary for a fair presentation of the results of operation for the interim periods presented have been reflected herein. The results of operations for the interim periods are not necessarily indicative of the results to be expected for the entire year.
     The condensed consolidated financial statements include the accounts of Solar Power, Inc., and its subsidiaries. Intercompany balances, transactions and cash flows are eliminated on consolidation.
2. Summary of Significant Accounting Policies
     Cash and cash equivalents — Cash and cash equivalents include cash on hand, cash accounts and interest bearing savings accounts. At times, cash balances may be in excess of the various limits of the country in which such balances are held. Limits in the jurisdictions in which we maintain cash deposits are as follows: U.S. FDIC limits are $250,000 per depositor, Hong Kong limits are HK$100,000 (approximately US$12,800) per account, but through 2010 the limit has been raised to 100% of the deposit and in the People’s Republic of China coverage is not afforded on any cash deposit. The Company has not experienced any losses with respect to bank balances in excess of government provided insurance. At March 31, 2010 and December 31, 2009, the Company held approximately $3,018,000 and $3,099,000 in bank balances in excess of the insurance limits.
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
     Anti-dilutive Shares — FASB Accounting Standards Codification (ASC) 260, “Earnings per Share,” provides for the calculation of basic and diluted earnings per share. Basic earnings per share are computed by dividing income attributable to common shareholders by the weighted-average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution of securities by adding other common stock equivalents, including common stock options, warrants, and restricted common stock, in the weighted average number of common shares outstanding for a period, if dilutive. Potentially dilutive securities are excluded from the computation if their effect is anti-dilutive. For the three months ended March 31, 2010 and 2009, 29,163 and 0 shares of common stock equivalents would have been included in the computation of diluted earnings per share, respectively, but were not because since their effect would be anti-dilutive.
     The following table illustrates the computation of the weighted average shares outstanding used in computing earnings per share in our financial statements:

	Three Months Ended
	March 31,	March 31,
	2010	2009

Weighted Average Shares Outstanding
Basic	52,292,576	37,913,965
Dilutive effect of warrants outstanding	—	—
Dilutive effect of warrants stock options outstanding	—	—

Diluted	52,292,576	37,913,965

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
     Revenue recognition — The Company’s two primary business segments include photovoltaic installation, integration and sales and cable, wire and mechanical assemblies. Prior to the quarter ended March 31, 2010, the Company operated in a third segment, franchise/product distribution. During the quarter, the Company reorganized its internal reporting and management structure, combining the operations of franchise/product distribution segment with its photovoltaic installation, integration and sales segment. Segment information for the three months ended March 31, 2009 has been restated to give effect to this change (see Note 15).
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
For the year ended December 31, 2009, the Company recognized revenue for one photovoltaic system construction contract using the zero margin method of revenue recognition which was 100% complete at year end. The contract was approximately $19,557,000 for the year ended December 31, 2009. The Company recognized revenue on the system up to the system cost of approximately $14,852,000 deferring revenue of approximately $4,563,000 over the collection period of the outstanding accounts and note receivable and recorded a liability fair-valued at approximately $142,000 related to certain guarantees made by the Company to its customer (see Note 12). The deferred margin has been netted against the note and accounts receivable on our balance sheet. Additionally, the Company used the completed-contract method of revenue recognition for one system installation with a contract value of $12,000,000 and has deferred costs of approximately $9,461,000, at March 31, 2010.

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
     Allowance for doubtful accounts — The Company regularly monitors and assesses the risk of not collecting amounts owed to the Company by customers. This evaluation is based upon a variety of factors including: an analysis of amounts current and past due along with relevant history and facts particular to the customer. It requires the Company to make significant estimates, and changes in facts and circumstances could result in material changes in the allowance for doubtful accounts. At March 31, 2010 and December 31, 2009 the Company recorded an allowance of approximately $131,000 and $395,000, respectively.
     Stock-based compensation — The Company accounts for stock-based compensation under the provisions of ASC 718, “Share-Based Payment.”) which requires the Company to measure the stock-based compensation costs of share-based compensation arrangements based on the grant-date fair value and generally recognizes the costs in the financial statements over the employee requisite service period. Stock-based compensation expense for all stock-based compensation awards granted was based on the grant-date fair value estimated in accordance with the provisions of FASB ASC 718.
     Shipping and handling cost — Shipping and handling costs related to the delivery of finished goods are included in cost of goods sold. During the three months ended March 31, 2010 and 2009, shipping and handling costs expensed to cost of goods sold were approximately $209,000 and $83,000, respectively.
     Advertising costs — Costs for newspaper, television, radio, and other media and design are expensed as incurred. The Company expenses the production costs of advertising the first time the advertising takes place. The costs for this type of advertising were approximately $61,000 and $49,000 during the three months ended March 31, 2010 and 2009, respectively.
     Product warranties — We offer the industry standard of 20 years for our solar modules and industry standard five (5) years on inverter and balance of system components. Due to the warranty period, we bear the risk of extensive warranty claims long after we have shipped product and recognized revenue. In our cable, wire and mechanical assemblies business, historically our warranty claims have not been material. In our solar photovoltaic business our greatest warranty exposure is in the form of product replacement. Until the third quarter of fiscal 2007, the Company purchased its solar panels from third-party suppliers and since the third-party warranties are consistent with industry standards we considered our financial exposure to warranty claims immaterial. Certain photovoltaic construction contracts entered into during the year ended December 31, 2007 included provisions under which the Company agreed to provide warranties to the buyer, and during the quarter ended September 30, 2007, the Company began installing its own manufactured solar panels. As a result, the Company recorded the provision for the estimated warranty exposure on these contracts within cost of sales. Since the Company does not have sufficient historical data to estimate its exposure, we have looked to our own historical data in combination with historical data reported by other solar system installers and manufacturers. In our cable, wire and mechanical assemblies business our current standard product warranty for our mechanical assembly product ranges from one to five years. The Company has recorded a warranty provision of approximately $78,000 and $74,000 for the three months ended March 31, 2010 and 2009, respectively.
Performance Guarantee: On December 18, 2009, the Company entered into a 10-year energy output guaranty related to the photovoltaic system installed for Solar Tax Partners 1, LLC (“STP”) at the Aerojet facility in Rancho Cordova, CA. The guaranty provided for compensation to STP’s system lessee for shortfalls in production related to the design and operation of the system, but excluding shortfalls outside the Company’s control such as government regulation. The Company believes that probability of shortfalls is unlikely and if they should occur be covered under the provisions of its current panel and equipment warranty provisions.
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
     Foreign currency translation — The consolidated financial statements of the Company are presented in U.S. dollars and the Company expenditures are substantially all in U.S. dollars. However, the Company sells solar products in Euros.
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
     Aggregate net foreign currency transaction losses included in the statement of operations was approximately $535,000 and $2,000 for the three months ended March 31, 2010 and 2009, respectively primarily due to the decline of the value of the Euro to the U.S. Dollar.
     Comprehensive income (loss) — FASB ASC 220 “Reporting Comprehensive Income,” establishes standards for reporting comprehensive income and its components in a financial statement that is displayed with the same prominence as other financial statements.
     Comprehensive income, as defined, includes all changes in equity during the period from non-owner sources. Examples of items to be included in comprehensive income, which are excluded from net income, include foreign currency translation adjustments and unrealized gain (loss) of available-for-sale securities. For the three months ended March 31, 2010 and 2009, comprehensive loss was $3,216,000 (composed of a net loss of approximately $3,216,000 and a foreign currency translation loss of $0) and $2,689,000 (composed of a net loss of approximately $2,690,000 and a foreign currency translation gain of $1,000).
     Post-retirement and post-employment benefits — The Company’s subsidiaries which are located in the People’s Republic of China contribute to a state pension scheme on behalf of its employees. The Company recorded approximately $18,000 and $20,000 for expense related to its pension contribution for the three months ended March 31, 2010 and 2009, respectively.
     Amortization, Guaranty — Amortization of the fair-valued guaranty will be amortized over the life of the guaranty.
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
     Presentation — Prior period presentations have been modified to conform to current presentation.
3. Recently Issued Accounting Pronouncements
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
     In April 2009, FASB issued FASB ASC 825 and FASB ASC 270, (FSP 107-1 and APB 28-1 “Interim Disclosures about Fair Value of Financial Instruments”) which increase the frequency of fair value disclosures to a quarterly instead of annual basis. The guidance relates to fair value disclosures for any financial instruments that are not currently reflected on an entity’s balance sheet at fair value. FASB ASC 825 and FASB ASC 270 are effective for interim and annual periods ending after June 15, 2009. The adoption of FASB ASC 825 and FASB ASC 470 did not have an impact on results of operations, cash flows or financial position
     In May 2009, FASB issued FASB ASC 855 (SFAS No. 165, “Subsequent Events”) which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. In particular, FASB ASC 855 sets forth (a) the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, (b) the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements, and (c) the disclosures that an entity should make about events or transactions that occurred after the balance sheet date. FASB ASC 855 is effective for interim or annual financial reporting periods ending after June 15, 2009. The adoption of FASB ASC 855 did not have an impact on results of operations, cash flows or financial position.
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
     In June 2009, FASB issued FASB ASC 810 (SFAS No. 167, “Amendments to FASB Interpretation No. 46(R)”). FASB ASC 810 applies to FASB ASC 860 entities and is effective for annual financial periods beginning after November 15, 2009 and for interim periods within those years. Earlier application is prohibited. A calendar year-end company must adopt this statement as of January 1, 2010. The adoption of FASB ASC 810 did not have an impact on results of operations, cash flows or financial position.

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
4. Inventories
     Inventories consisted of the following (in thousands):

	March 31,	December
	2010	31, 2009

Raw material	$2,891	$2,348
Finished goods	2,370	2,882
Work in process	1	—
Provision for obsolete stock	(17)	(17)

	$5,245	$5,213

5. Prepaid Expenses and Other Current Assets
     Prepaid expenses and other current assets consisted of the following (in thousands):

	March 31,	December
	2010	31, 2009

Rental, equipment and utility deposits	$153	$189
Supplier deposits	326	606
VAT receivable	381	—
Insurance	54	188
Advertising	136	160
Other	87	132

	$1,137	$1,275

6. Property, Plant and Equipment
     Property, plant and equipment consisted of the following (in thousands):

	March 31,	December
	2010	31, 2009

Plant and machinery	$672	669
Furniture, fixtures and equipment	345	345
Computers and software	721	715
Equipment acquired under capital leases	709	709
Trucks	246	246
Leasehold improvements	410	410

Total cost	3,103	3,094
Less: accumulated depreciation	(1,876)	(1,704)

	$1,227	$1,390

     Depreciation expense for the three months ended March 31, 2010 and 2009 was approximately $174,000 and $213,000, respectively.
7. Accrued Liabilities
     Accrued liabilities consisted of the following (in thousands):

	March 31,	December
	2010	31, 2009

Accrued payroll and related costs	$739	$770
Sales tax payable	1,107	874
Warranty reserve	1,324	1,246
Customer deposits	343	566
Insurance premium financing	—	141
Accrued commission	229	276
Guaranty fair value	142	142
Other	165	186

	$4,049	$4,201

8. Stockholders’ Equity
     During the three months ended March 31, 2010 there we no issuances of the Company’s common stock.
9. Income Taxes
     Pursuant to FASB ASC 740 “Accounting for Income Taxes,” income taxes are recorded based on current year amounts payable or refundable, as well as the consequences of events that give rise to deferred tax assets and liabilities. We base our estimate of current and deferred taxes on the tax laws and rates that are currently in effect in the appropriate jurisdiction. Changes in laws or rates may affect the current amounts payable or refundable as well as the amount of deferred tax assets or liabilities.
     Effective January 1, 2007, the Company adopted the provisions of ASC 740, which prescribes a comprehensive model for how a company should recognize, measure, present and disclose in its financial statements uncertain tax positions that the company has taken or expects to take on a tax return. The Company had approximately $289,000 and $248,000, respectively, of unrecognized tax benefits as of March 31, 2010 and December 31, 2009. The Company does not anticipate that any of the unrecognized tax benefits will increase or decrease significantly over the next twelve months.
10. Stock-based Compensation
     The Company accounts for stock compensation expense under the provisions of FASB ASC 718, “Share-Based Payment.” which requires the Company to measure the stock-based compensation costs of share-based compensation arrangements based on the grant-date fair value and recognizes the costs in the financial statements over the employee requisite service period. Stock-based compensation expense for all stock-based compensation awards granted was based on the grant-date fair value estimated in accordance with the provisions of FASB ASC 718.
     The following table summarizes the consolidated stock-based compensation expense, by type of awards for the three months ended March 31, 2010 and 2009 (in thousands):

	For Three Months Ended
	March 31,	March 31,
	2010	2009

Employee stock options	$91	$114
Stock grants	8	49

Total stock-based compensation expense	$99	$163

     The following table summarizes the consolidated stock-based compensation by line item for the three months ended March 31, 2010 and 2009 (in thousands):

	For Three Months Ended
	March 31,	March 31,
	2010	2009

General and administrative	$50	$120
Sales, marketing and customer service	25	34
Engineering, design and product management	24	9

Total stock-based compensation expense	99	163
Tax effect on stock-based compensation expense	—	—

Total stock-based compensation expense after taxes	$99	$163

Effect on net loss per share: Basic and diluted	$0.00	$0.00

     As stock-based compensation expense recognized in the consolidated statements of operations is based on awards ultimately expected to vest, FASB ASC 718 requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. The Company estimated its pre-vesting forfeiture rate at 10.6% and 7.8% for the three months ended March 31, 2010 and 2009, respectively.
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
     Expected Term — The Company’s expected term represents the period that the Company’s stock-based awards are expected to be outstanding. For awards granted subject only to service vesting requirements, the Company utilizes the simplified method under the provisions of FASB ASC 718-10-S99-1 for estimating the expected term of the stock-based award, instead of historical exercise data. For its performance-based awards, the Company has determined the expected term life to be 5 years based on contractual life, the seniority of the recipient and absence of historical data on the exercise of such options.
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
     During the three months ended March 31, 2010, the Company granted 805,000 service-based options fair-valued between $0.24 and $0.52 using the Black-Scholes-Merton model. The vesting for 705,000 of the service-based options will occur over a four-year period beginning one year from the date of grant and the vesting period for 100,000 of the service-based options will occur over a one-year period beginning on the date of grant. The Company recorded approximately $99,000 and $163,000 in stock-based compensation expense related to its outstanding grants during the three months ended March 31, 2010 and 2009, respectively.
     Assumptions used in the determination of the fair value of share-based payment awards using the Black-Scholes-Merton model for stock option grants during the three months ended March 31, 2010 and 2009 were as follows:

	2010	2009
	Service-based	Service-based

Expected term	3.0-3.75	3.75
Risk-free interest rate	1.47%	1.72%
Volatility	54%	88%
Dividend yield	0%	0%
Equity Incentive Plan
     At March 31, 2010 there were approximately 4,919,295 shares available to be issued under the plan (9% of the outstanding shares of 52,292,526 plus outstanding warrants of 2,366,302). There were 3,847,768 options and restricted shares issued and outstanding under the plan, 164,195 options have been exercised and 907,332 shares are available to be issued.
     The following table summarizes the Company’s stock option activities for the three month period ended March 31, 2010:

		Weighted-Average	Weighted-Average	Aggregate
		Exercise Price Per	Remaining	Intrinsic Value
	Shares	Share	Contractual Term	($000)

Outstanding January 1, 2010	2,694,400	$1.20	2.80	$80,832
Granted	805,000	1.24	4.76	—
Exercised	—	—	—	—
Forfeited	(202,500)	1.00	—	—

Outstanding March 31, 2010	3,296,900	$1.22	3.18	$197,814

Exercisable March 31, 2010	1,422,275	$1.27	2.24	$—

     The weighted-average grant-date fair value of options granted during the three months ended March 31, 2010 and 2009 was $0.48 and $0.42, respectively.
     The following table summarizes the Company’s restricted stock activities:

Shares

Outstanding as of January 1, 2010	550,868
Granted	—
Exercised	—
Forfeited	—

Outstanding as of March 31, 2010	550,868

Vested as of March 31, 2010	500,868

     Changes in the Company’s non-vested stock options are summarized as follows:

	Service-based Options		Performance-based Options		Restricted Stock
		Weighted- Average		Weighted- Average		Weighted- Average
		Grant Date		Grant Date		Grant Date
	Shares	Fair Value Per Share	Shares	Fair Value Per Share	Shares	Fair Value Per Share

Non-vested as of December 31, 2009	1,044,250	$0.71	—	$—	50,000	$1.34
Granted	805,000	0.48	—	—	—	—
Vested	(24,475)	0.74	—	—	—	—
Forfeited	(202,500)	1.00	—	—	—	—

Non-vested as of March 31, 2010	1,622,275	0.84	—	—	50,000	1.34

     As of March 31, 2010, there was approximately $565,000, $0 and $56,000 of unrecognized compensation cost related to non-vested service-based options, performance-based options and restricted stock grants, respectively. The cost is expected to be recognized over a weighted-average of 3.18 years for service-based options and ..75 years for restricted stock grants. Performance-based options are fully vested. During the three months ended March 31, 2010 there were no changes to the contractual life of any fully vested options.
11. Note Receivable
     On December 22, 2009 the Company entered into a Promissory Note (“Note”) in the amount of three million six hundred thirty thousand one hundred sixty four dollars ($3,630,164) with HEK Partners, LLC (“HEK”) in connection with a completed Engineering, Procurement and Construction Agreement (“EPC”) between Solar Tax Partners 1, LLC (“STP1”) and the Company. The note receivable represented partial consideration for the total commitment due under the EPC of $19,557,000. HEK, the maker of the Note, is the managing partner of STP1 and has agreed to assume this obligation as part of its capital contribution to STP1. HEK will make periodic payments under this Note with a payment of one million dollars ($1,000,000) on or before December 31, 2010 and thereafter will make annual payments, prior to the maturity date, in amounts equal to the percent (10%) of the outstanding principal balance on the Note, with a final payment due on December 31, 2016. Payments will be applied first to any fees or charges due under the Note, second to accrued interest and third to the principal balance. HEK will make the final payment of the balance due on the Note on or before December 31, 2016. The Note bears interest of 6.5% per annum. This note was issued in connection with a construction contract recorded under the zero margin method (see Note 2). At March 31, 2010 deferred revenue of approximately $4,563,000 has been netted against the note receivable and accounts receivable related to the contract. The deferred revenue will be recognized in income as the note and receivable is collected.
12. Commitments and Contingencies
     Letters of Credit — At March 31, 2010, the Company had one outstanding standby letter of credit of approximately $225,400 as collateral for its capital lease. The standby letter of credit is issued for a term of one year, maturing in September 2010. Our bank has restricted approximately $280,000 of our cash as collateral for this letter of credit and as collateral for a credit card issued to the Company.
     Guarantee of Performance — On August 14, 2007, Solar Power, Inc. entered into a guarantee of the financial performance for its wholly owned subsidiary, Yes! Solar, Inc. in conjunction with the submission of Yes! Solar, Inc’s. Uniform Franchise Disclosure Document (“UFDD”) to the California Department of Corporations. This guarantee remains in force as of March 31, 2010. The Company discontinued selling franchises in August, 2009. The California Department of Corporations does not have a formal withdrawal process for the UFDD, therefore the Guarantee of Performance will expire along with the UFDD in April, 2010.

     Operating leases — The Company leases premises under various operating leases. Rental expense under operating leases included in the statement of operations was approximately $197,000 and $195,000 for the three months ended March 31, 2010 and 2009, respectively.
Guaranty — On December 22, 2009, in connection with an equity funding of our customer, Solar Tax Partners 1, LLC (“STP1”), of the Aerojet I project, the Company along with the STP1’s other investors entered into a Guaranty (“Guaranty”) to provide the equity investor, Greystone Renewable Energy Equity Fund (“Greystone”), with certain guarantees, in part, to secure investment funds necessary to facilitate STP’s payment to the Company under the Engineering, Procurement and Construction Agreement (“EPC”). Specific guarantees made by the Company include the following in the event of the other investors’ failure to perform under the operating agreement:
•	Recapture Event — The Company shall be responsible for providing Greystone with payments for losses due to any recapture, reduction, requirement to repay, loss or disallowance of certain tax credits (Energy Credits under Section 48 of Code) or Cash Grant (any payment made by US Dept. of Treasure under Section 1603 of the ARRT of 2009) or if the actual Cash Grant received by Master Tenant is less that the Anticipated Cash Grant (equal to $6,900,000);

•	Repurchase obligation — If certain criteria occur prior to completion of the Facility, including event of default, if the managing member defaults under the operating agreement or the property or project are foreclosed on, or if the property qualifies for less than 70% of projected credits (computed as an attachment to Master Tenants operating agreement), the Company would be required to fund the purchase of Greystone’s interest in Master Tenant if the managing member failed to fund the repurchase;

•	Fund Excess Development Costs — The Company would be required to fund costs in excess of certain anticipated development costs;

•	Operating Deficit Loans — The Company would be required to loan Master Tenant or STP1 monies necessary to fund operations to the extent costs could not be covered by Master Tenant’s or STP1’s cash inflows. The loan would be subordinated to other liabilities of the entity and earn no interest; and

•	Exercise of Put Options — At the option of Greystone, the Company may be required to fund the purchase by managing member of Greystone’s interest in Master Tenant under an option exercisable for 9 months following a 63 month period commencing with operations of the Facility. The purchase price would be equal to the greater of the fair value of Greystone’s equity interest in Master Tenant or $951,985.
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
13. Operating Risk
     Concentrations of Credit Risk and Major Customers — A substantial percentage of the Company’s net revenue comes from sales made to a small number of customers and are typically sold on an open account basis. Details of customers accounting for 10% or more of total net sales for the three months ended March 31, 2010 and 2009, respectively is as follows (in thousands):

Customer	2010	2009

Siemens Transportation	$830	$—
Solarmarkt Sued GmbH	743	—
Beutler Corporation	770	—
Conergy		2,779

     Details of customers representing 10% or more of accounts receivable balances, notes receivable and costs and estimated earnings in excess of billings on uncompleted contracts at March 31, 2010 and December 31, 2009, respectively are (in thousands):

Customer	2010	2009

Solar Tax Partners I LLC	$8,172	$8,172
Solar Tax Partners II LLC	$9,461	$5,557
     Product Warranties — We offer the industry standard of 20 years for our solar modules and industry standard five (5) years on inverter and balance of system components. Due to the warranty period, we bear the risk of extensive warranty claims long after we have shipped product and recognized revenue. In our cable, wire and mechanical assemblies business, historically our warranty claims have not been material. In our solar photovoltaic business our greatest warranty exposure is in the form of product replacement. Until the third quarter of fiscal 2007, the Company purchased its solar panels from third-party suppliers and since the third-party warranties are consistent with industry standards we considered our financial exposure to warranty claims immaterial. Certain photovoltaic construction contracts entered into during the year ended December 31, 2007 included provisions under which the Company agreed to provide warranties to the buyer, and during the quarter ended September 30, 2007, the Company began installing its own manufactured solar panels. As a result, the Company recorded the provision for the estimated warranty exposure on these contracts within cost of sales. Since the Company does not have sufficient historical data to estimate its exposure, we have looked to historical data reported by other solar system installers and manufacturers. In our cable, wire and mechanical assemblies business our current standard product warranty for our mechanical assembly product ranges from one to five years. The Company has recorded a warranty provision of approximately $78,000 and $74,000 for the three months ended March 31, 2010 and 2009, respectively.
14. Fair Value of Financial Instruments
     The carrying amounts of cash and cash equivalents and accounts receivable, prepayments, notes payable, accounts payable, accrued liabilities, accrued payroll and other payables approximate their respective fair values at each balance sheet date due to the short-term maturity of these financial instruments.
FV Guarantee
Guarantees — In accordance with FASB ASC 820-10, the Company used multiple techniques to measure the fair value of the guarantees using Level 3 inputs. The results of each technique have been reasonably weighted based upon management’s judgment to determine the fair value of the guarantees at the measurement date. As a result of applying reasonable weights to each technique, the Company believes a reasonable estimate of fair value for the guarantees is $142,000.
15. Geographical Information
     The Company’s two primary business segments include photovoltaic installation, integration and sales and cable, wire and mechanical assemblies. Prior to the quarter end, March 31, 2010, the Company operated in a third segment, franchise/product distribution operations. During the quarter, the Company reorganized its internal reporting and management structure, combining the operations of franchise/product distribution segment with its photovoltaic installation, integration and sales segment. Segment information for the three months ended March 31, 2009 has been restated to give effect to this change.
     The accounting policies of the segments are the same as those described in the summary of significant accounting policies.
     Contributions of the major activities, profitability information and asset information of the Company’s reportable segments for the three months ended March 31, 2010 and 2009 are as follows:

	For the Three Months Ended March 31, 2010			For the Three Months Ended March 31, 2009 (restated)
Segment (in thousands)	Net sales	Inter- segment sales	Income (loss)	Net sales	Inter- segment sales	Income (loss)

Photovoltaic installation, integration and sales	$4,328	$—	$(3,722)	$5,138	$—	$(2,992)
Cable, wire and mechanical assemblies	1,505	—	509	643	—	305

Segment total	5,833	—	(3,213)	5,781	—	(2,687)
Reconciliation to consolidated totals:
Sales eliminations	—	—	—	—	—	—

Consolidated totals

Net sales	$5,833	$—		$5,781	$—

Loss before taxes			$(3,213)			$(2,687)

	For the Three Months Ended		For the Three Months Ended
	March 31, 2010		March 31, 2009 (restated)
Segment (in thousands)	Interest income	Interest expense	Interest income	Interest expense
Photovoltaic installation, integration and sales	$—	$6	$3	$12
Cable, wire and mechanical assemblies	—	—	—	—

Consolidated total	$—	$6	$3	$12

	March 31, 2010			March 31, 2009 (restated)
			Depreciation			Depreciation
Segment (in thousands)	Identifiable assets	Capital expenditure	and amortization	Identifiable assets	Capital expenditure	and amortization

Photovoltaic installation, integration and sales	$34,200	$11	$140	$14,834	$15	$210
Cable, wire and mechanical assemblies	1,214	—	34	1,622	—	3

Consolidated total	$35,414	$11	$174	$16,456	$15	$213

	For the Three Months Ended March 31, 2010			For the Three Months Ended March 31, 2009 (restated)
	Photovoltaic			Photovoltaic
	installation,	Cable, wire and		installation,	Cable, wire and
	integration and	mechanical		integration and	mechanical
Segment (in thousands)	sales	assemblies	Total	sales	assemblies	Total

United States	$2,756	$960	$3,716	$1,114	$567	$1,681
Asia	173	—	173	2,779	—	2,779
Europe	1,377	—	1,377	1,245	—	1,245
Mexico	—	545	545	—	76	76
Other	22	—	22	—	—	—

Total	$4,328	$1,505	$5,833	$5,138	$643	$5,781

The locations of the Company’s identifiable assets are as follows:

Segment (in thousands)	March 31, 2010	March 31, 2009

United States	$29,812	$10,878
China (including Hong Kong)	5,602	5,668

Total	$35,414	$16,546

Income tax expense by geographic locations is as follows:

Segment (in thousands)	March 31, 2010	March 31, 2009

China (including Hong Kong)	$3	$3
United States	—	—

Total	$3	$3

16. Related Party
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
     The following discussion is presented on a consolidated basis, and analyzes our financial condition and results of operations for the three months ended March 31, 2010 and 2009.
     Unless the context indicates or suggests otherwise reference to “we”, “our”, “us” and the “Company” in this section refers to the consolidated operations of Solar Power, Inc. and its subsidiaries.
Overview
     We manufacture photovoltaic panels or modules and balance of system components in our Shenzhen, China manufacturing facility. We sell these products through two distinct sales channels: 1) direct product sales to international and domestic markets and 2) our own use in building commercial and residential solar projects in the U.S. In addition to our solar revenue, we generate revenue from our cable, wire and mechanical assemblies segment. Our cable wire and mechanical assembly products are also manufactured in our China facility and sold into the transportation and telecommunications markets. Currently, the factory has an annual production capacity of approximately 50 megawatts of photovoltaic solar modules and balance of system products. The un-utilized capacity is being reserved for photovoltaic module and balance of system expansion.
     Our business is conducted by Solar Power, Inc. and through our wholly-owned subsidiaries, Yes! Construction Services, Inc. (“YCS”), International Assembly Solutions Limited (a Hong Kong company) (“IASHK”) and IAS Electronics (Shenzhen) Co., Ltd. (“IAS Shenzhen”).
     YCS is engaged in the business of design, sales and installation of photovoltaic (“PV”) solar systems for small commercial, and residential markets.
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
     Management is considering the effect of the following industry trends as they impact the manufacturing of complete photovoltaic systems and our planned business model:
•	Solar cell pricing trends around the world: Recently the key material in the production of solar cells (silicon) has been decreasing in price due to increase of new silicon factories coming on line. Solar cells are the major component of cost in a photovoltaic module. The Company currently purchases its products at “spot” market pricing, allowing us to take advantage of declining silicon prices. To date the Company has entered into one long-term supply

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
     Revenue recognition — The Company’s two primary business segments include photovoltaic installation, integration and sales and cable, wire and mechanical assemblies. Prior to the quarter ended March 31, 2010, the Company operated in a third segment, franchise/product distribution. During the quarter, the Company reorganized its internal reporting and management structure, combining the operations of franchise/product distribution segment with its photovoltaic installation, integration and sales segment. Segment information for the three months ended March 31, 2009 has been restated to give effect to this change (see Note 15).
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

For the year ended December 31, 2009, the Company recognized one photovoltaic system construction contract sale using the zero margin method of revenue recognition which was 100% complete at year end. The contract was approximately $19,557,000 for the year ended December 31, 2009. The Company recognized revenue on the system up to the system cost of approximately $14,852,000 deferring revenue of approximately $4,563,000 over the collection period of the outstanding accounts and note receivable and recorded a liability fair-valued at approximately $142,000 related to certain guarantees made by the Company to its customer. The deferred margin has been netted against the note and accounts receivable on our balance sheet. Additionally, the Company used the completed-contract method of revenue recognition for one system installation with a contract value of $12,000,000 and has deferred costs of approximately $9,461,000 at March 31, 2010.
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
     Allowance for doubtful accounts — The Company regularly monitors and assesses the risk of not collecting amounts owed to the Company by customers. This evaluation is based upon a variety of factors including: an analysis of amounts current and past due along with relevant history and facts particular to the customer. It requires the Company to make significant estimates, and changes in facts and circumstances could result in material changes in the allowance for doubtful accounts. At March 31, 2010 and December 31, 2009 the Company recorded an allowance of approximately $131,000 and $395,000, respectively.
     Stock-based compensation — The Company accounts for stock-based compensation under the provisions of FASB ASC 718, “Share-Based Payment.”) which requires the Company to measure the stock-based compensation costs of share-based compensation arrangements based on the grant-date fair value and generally recognizes the costs in the financial statements over the employee requisite service period. Stock-based compensation expense for all stock-based compensation awards granted was based on the grant-date fair value estimated in accordance with the provisions of FASB ASC 718.
     Product warranties — We offer the industry standard of 20 years for our solar modules and industry standard five (5) years on inverter and balance of system components. Due to the warranty period, we bear the risk of extensive warranty claims long after we have shipped product and recognized revenue. In our cable, wire and mechanical assemblies business, historically our warranty claims have not been material. In our solar photovoltaic business our greatest warranty exposure is in the form of product replacement. Until the third quarter of fiscal 2007, the Company purchased its solar panels from third-party suppliers and since the third-party warranties are consistent with industry standards we considered our financial exposure to warranty claims immaterial. Certain photovoltaic construction contracts entered into during the year ended December 31, 2007 included provisions under which the Company agreed to provide warranties to the buyer, and during the quarter ended September 30, 2007, the Company began installing its own manufactured solar panels. As a result, the Company recorded the provision for the estimated warranty exposure on these contracts within cost of sales. Since the Company does not have sufficient historical data to estimate its exposure, we have looked to our own historical data in combination with historical data reported by other solar system installers and manufacturers. In our cable, wire and mechanical assemblies business our current standard product warranty for our mechanical assembly product ranges from one to five years. The Company has recorded a warranty provision of approximately $78,000 and $74,000 for the three months ended March 31, 2010 and 2009, respectively.
Performance Guarantee: On December 18, 2009, the Company entered into a 10-year energy output guaranty related to the photovoltaic system installed for Solar Tax Partners 1, LLC (“STP”) at the Aerojet facility in Rancho Cordova, CA. The guaranty provided for compensation to STP’s system lessee for shortfalls in production related to the design and operation of the system, but excluding shortfalls outside the Company’s control such as government regulation. The Company believes that probability of shortfalls is unlikely and if they should occur be covered under the provisions of its current panel and equipment warranty provisions.
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
     Foreign currency translation — The consolidated financial statements of the Company are presented in U.S. dollars and the Company expenditures are substantially all in U.S. dollars. However, the Company sells solar products in Euros.
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
     Aggregate net foreign currency transaction losses included in the income statement was approximately $535,000 and $2,000 for the three months ended March 31, 2010 and 2009, respectively primarily due to the decline of the value of the Euro to the U.S. Dollar.
     Comprehensive income (loss) — FASB ASC 220 “Reporting Comprehensive Income,” establishes standards for reporting comprehensive income and its components in a financial statement that is displayed with the same prominence as other financial statements.
     Comprehensive income, as defined, includes all changes in equity during the period from non-owner sources. Examples of items to be included in comprehensive income, which are excluded from net income, include foreign currency translation adjustments and unrealized gain (loss) of available-for-sale securities. For the three months ended March 31, 2010 and 2009, comprehensive loss was $3,216,000 (composed of a net income of approximately $3,216,000 and a foreign currency translation loss of $0) and $2,689,000 (composed of a net loss of approximately $2,690,000 and a foreign currency translation gain of $1,000).
     Amortization, Guaranty — Amortization of the fair-valued guaranty will be amortized over the life of the loan extended to our customer.
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
Results of Operations
Three Months Ended March 31 2010, as compared to Three Months Ended March 31, 2009
Net Sales

     Net sales for the three months ended March 31, 2010 increased 1% to approximately $5,833,000 from approximately $5,781,000 for the three months ended March 31, 2010 and 2009.
     Net sales for the three months ended March 31, 2010, in the photovoltaic installation, integration and product sales segment, decreased 15.8% to approximately $4,328,000 from approximately $5,138,000 for the three months ended March 31, 2009. The decrease in sales in this segment was attributable to the decrease in revenue from installation and integration sales and product sales. The Company expects installation and integration revenues will increase during subsequent quarters as new installation projects begin to install.
For the year ended December 31, 2009, the Company recognized revenue for one photovoltaic system construction contract using the zero margin method of revenue recognition. The contract was for approximately $19,557,000. As of December 31, 2009 the Company has recognized revenue on the contract up to the incurred contract cost of approximately $14,582,000, deferring revenue of approximately $4,563,000. The Company will recognize such amount as revenue as the amount is collected. In December 2009 the Company made certain guarantees to assist its customer in obtaining financing for the contract. The Company recorded a liability at the estimated fair value of approximately $142,000 related to these guarantees. The deferred revenue of $4,563,000 has been netted on our balance sheet against the note and accounts receivable related to this contract. Additionally, for a separate construction contract the Company determined during 2009 the use of the completed contract method of revenue recognition was appropriate. At March 31, 2010 we have recorded on our balance sheet approximately $9,461,000 of cost related to this contract in the caption cost and estimated earnings in excess of billings on uncompleted contracts. The dollar value of this contract is $12,000,000.
     Net sales for the three months ended March 31, 2010, in the cable, wire and mechanical assemblies segment, increased 190.9% to approximately $1,505,000 from approximately $643,000 for the three months ended March 31, 2009. The increase is attributable to sales to one customer who increased their orders in Q4 of 2009 and Q1 of 2010. This is the legacy segment of the Company’s business. The Company expects to continue to service the customers it has in this segment. Sales in this segment are expected to fluctuate from quarter to quarter during fiscal 2010.
Cost of Goods Sold
          Cost of goods sold were approximately $5,209,000 (89.3% of net sales) and approximately $5,148,000 (89.1% of net sales) for the three months ended March 31, 2010 and 2009, respectively.
          Cost of goods sold in the photovoltaic installation, integration and product sales segment was approximately $4,249,000 (98.2% of sales) for the three months ended March 31, 2010 compared to approximately $4,818,000 (93.8% of net sales) for the three months ended March 31, 2009. The increase in costs of goods sold as a percentage of sales over the comparative period is attributable to the decrease in construction activity which would have absorbed overhead and sales in Euros at sale prices negotiated in fiscal 2009 before the decline in the value of the Euro whose cost of goods sold are procured in U.S. Dollars. The Company has taken steps to mitigate its currency exchange risk between the Euro and U.S. dollar by selling into the European Union in U.S. dollars or providing currency adjustments to sales price based on changes in the value of the Euro and expects that increase installation activity in future quarters will allow absorption of overhead over a larger revenue base.
     During the three months ended March 31, 2010, the Company did not operate in the franchise portion of the segment franchise/product distribution operations. The Company discontinued its franchise operations in the third quarter of 2009 and this segments solar product costs of goods sold have been combine with the photovoltaic installation, integration and product sales segment.
          Cost of goods sold in the cable, wire and mechanical assembly segment were approximately $960,000 (63.8% of net sales) for the three months ended March 31, 2010 compared to approximately $330,000 (51.3% of net sales) for the three months ended March 31, 2009. The increased is attributable to a change in product mix during the quarter. The Company expects that margin will continue to vary with product mix in this segment.

General and Administrative Expense
          General and administrative expense was approximately $1,998,000 and $2,302,000 for the three months ended March 31, 2010 and 2009, respectively, an decrease of 13.2%. As a percentage of sales, general and administrative expense was 34.3% and 39.8% for the three months ended March 31, 2010 and 2009, respectively. The decrease in costs for the three months ended March 31, 2010 over the comparative period is primarily due to decreases in employee costs and bad debt expenses. Significant elements of general and administrative expense for the three months ended March 31, 2010 were employee related expenses of approximately $881,000, professional and consulting fees of approximately $513,000, rent, telephone and utilities of approximately $130,000, travel and lodging of approximately $47,000, depreciation expense of approximately $105,000 and stock-based compensation expense of approximately $50,000. Significant elements of general and administrative expense for the three months ended March 31, 2009 were employee related expenses of approximately $1,114,000, professional and consulting fees of approximately $270,000, rent, telephone and utilities of approximately $175,000, travel and lodging of approximately $31,000, depreciation expense of approximately $112,000 and stock-based compensation expense of approximately $120,000. The Company expects that general and administrative expense will continue at the current rates in the future.
Sales, Marketing and Customer Service Expense
     Sales, marketing and customer service expense was $1,093,000 and $798,000 for the three months ended March 31, 2010 and 2009, respectively, an increase of 36.9%. As a percentage of sales, sales, marketing and customer service expense was 18.7% and 13.8%, respectively. The increase in sales, marketing and customer service expense over the comparative period was primarily due to an increase in commission expense and consulting fees related to the development new projects under Engineering Procurement and Construction (“EPC”) arrangements. Significant elements of sales, marketing and customer service expense for the three months ended March 31, 2010 were employee related expense of approximately $469,000, advertising expense of approximately $61,000, stock-based compensation expense of approximately $25,000, commission expense of approximately $194,000, rent, telephone and utilities of approximately $63,000, consulting fees approximately $158,000, customer care costs of approximately $31,000 and travel expenses of approximately $35,000. Significant elements of sales, marketing and customer service expense for the three months ended March 31, 2009 were employee related expense of approximately $443,000, advertising expense of approximately $49,000, stock-based compensation expense of approximately $34,000, commission expense of approximately $26,000, rent telephone and utilities of approximately $37,000, business development costs of approximately $22,000, customer care costs of approximately $69,000 and travel expenses of approximately $21,000. The Company expects that sales, marketing and customer service expense, as a percentage of sales, will continue at similar rates in future periods.
Engineering, design and product management
          Engineering, design and product management expense was $205,000 and $206,000 for the three months ended March 31, 2010 and 2009, respectively. Significant elements of product development expense for the three months ended March 31, 2010 were employee related expense of approximately $180,000 and stock-based compensation costs of $24,000. Significant elements of product development expense for the three months ended March 31, 2009 were employee related expense of approximately $113,000 and product certification and testing costs of approximately $82,000. The Company expects that product development costs will continue at their current rate in fiscal 2010 as it expands this activity.
Interest income / expense
          Interest expense was approximately $6,000 for the three months ended March 31, 2010. Interest expense was approximately $14,000 for the three months ended March 31, 2009. Interest expense consisted of interest expense of approximately $6,000 on the Company’s capital lease and loans payable.
Other expense, net
     Other expense, net was approximately $535,000 and $5,000 for the three months ended March 31, 2010 and 2009, respectively. The change was attributable to an increase in currency losses due to the decline in the value of the Euro.

Income Tax Expense
          The Company provided income tax expense of approximately $3,000 each for the three months ended March 31, 2010 and 2009. The Company is currently in a net loss position and has only provided for statutory minimum taxes.
Liquidity and Capital Resources
     A summary of the sources and uses of cash and cash equivalents is as follows:

	Three Months Ended March	Three Months Ended March
(in thousands)	31, 2010	31, 2009

Net cash provided by (used in) operating activities	$63	$(3,635)
Net cash used in investing activities	(11)	(15)
Net cash used in financing activities	(83)	(359)

Net decrease in cash and cash equivalents	$(31)	$(4,009)

     As of March 31, 2010 and December 31, 2009, we had approximately $3,101,000 and $3,136,000 in cash and cash equivalents, respectively.
     Net provided by operating activities of approximately $63,000 for the three months ended March 31, 2010 was primarily a result of a net loss of approximately $3,216,000, offset by non-cash items included in net loss, consisting of depreciation of approximately $174,000 related to property and equipment, stock-based compensation expense of approximately $99,000, and bad debt expense of approximately $2,000. Also contributing to cash provided by operating activities were a decrease in our accounts receivable of approximately $3,619,000 as a result of collection of accounts receivable related to solar photovoltaic business segment, an increase in costs and estimated earnings in excess of billing on uncompleted contracts of approximately $1,823,000, an increase in inventories of approximately $32,000, a decrease in prepaid expenses and other current assets of approximately $138,000, an increase in accounts payable of approximately $1,072,000 resulting from purchase of solar cells on extended credit terms, an increase in billings in excess of costs and estimated earnings on uncompleted contracts of approximately $186,000, and a decrease in accrued liabilities of approximately $152,000.
     Net cash used in investing activities of approximately $11,000 for the three months ended March 31, 2010 primarily relates to acquisition of property, plant and equipment.
     Net cash used in financing activities was approximately $83,000 for the three months ended March 31, 2010, all related to principal payments on our notes and capital leases payable.
Capital Resources and Material Known Facts on Liquidity
     In the short-term we do not expect any material change in the mix or relative cost of our capital resources. As of March 31, 2010, we had approximately $3,101,000 in cash and cash equivalents and approximately $280,000 of restricted cash collateralizing a standby letter of credit we issued to support our capital lease. Our focus will be to continue development and manufacturing of our solar modules and racking systems. We will continue to sell these products through our commercial, residential and international distribution channels.
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
     We believe the funds generated the collection of our accounts receivable, notes receivable and costs and estimated earnings in excess of billings on uncompleted contracts and the anticipated revenues of our operations, reductions in the working capital requirements of the business by continued management of our supply chain, and potential funds available to us through debt and equity financing, are adequate to fund our anticipated cash needs through the next twelve months. We anticipate that we will retain all earnings, if any, to fund anticipated growth in the business.
Off-Balance Sheet Arrangements
None
Item 4T.
Controls and Procedures
Evaluation of Disclosure Controls and Procedures
     Our management, with the participation and under the supervision of our principal executive officer and our principal financial officer, reviewed and evaluated the effectiveness of the design and operation of our disclosure controls and procedures, interim period three months ended March 31, 2010 covered by this report, as required by Securities Exchange Act Rule 13a-15, and concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed in our reports filed with the Securities and Exchange Commission pursuant to the Securities Exchange Act of 1934 is accumulated and communicated to management timely, including our principal executive officer and principal financial officer. Based on this evaluation, our principal executive officer and principal financial officer have concluded that, as of the end of the interim period covered by this report, our disclosure controls and procedures are effective to ensure that we record, process, summarize, and report information required to be disclosed in the reports we filed under the Securities Exchange Act of 1934 within the time periods specified by the Securities and Exchange Commission’s rules and regulations.
     During the three months ended March 31, 2010, there have been no changes in our internal controls over financial reporting, or to our knowledge, in other factors, that have materially affected, or are reasonably likely to materially affect our internal controls over financial reporting. We continue to enhance our internal controls over financial reporting, primarily by evaluating and enhancing our process and control documentation and increasing our systems security, in connection with our ongoing efforts to meet the requirements of Section 404 of the Sarbanes-Oxley Act of 2002. We discuss with and disclose these matters to the Audit Committee of our Board of Directors, our Board of Directors and our auditors.

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

SOLAR POWER, INC.
Date: May 21, 2010	/s/ Jeffrey G. Winzeler
Jeffrey G. Winzeler,
Chief Financial Officer (Principal Accounting Officer and Principal Financial Officer)

Exhibit Index

31.1	Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002