Form 10-Q
period 2010-09-30
Solar Power, Inc.
filed 2010-11-15
CIK 1210618

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10-Q

☑	Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2010

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 52,292,576 shares of $0.0001 par value common stock outstanding as of November 12, 2010.

PART I
FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS
SOLAR POWER, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands except for share data)

	As of September	As of December
	30, 2010	31, 2009
	(unaudited)	(audited)

ASSETS
Current assets:
Cash and cash equivalents	$5,399	$3,136
Accounts receivable, net of allowance for doubtful accounts of $28 and $395 at September 30, 2010 and December 31, 2009, respectively	2,921	17,985
Costs and estimated earnings in excess of billings on uncompleted contracts	2,439	7,800
Inventories, net (Note 4)	6,505	5,213
Note receivable, net of deferred revenue — current portion (Note 10)	—	—
Asset held for sale (Note 2 and 11)	6,669	—
Prepaid expenses and other current assets (Note 5)	1,193	1,275
Restricted cash (Note 13)	285	280

Total current assets	25,411	35,689

Goodwill	435	435
Note receivable, net of deferred revenue and current portion (Note 10)	—	—
Restricted cash (Note 13)	1,056	—
Property, plant and equipment at cost, net (Note 6)	1,006	1,390

Total assets	$27,908	$37,514

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$8,514	$16,110
Accrued liabilities (Note 7)	3,183	4,201
Income taxes payable	157	291
Billings in excess of costs and estimated earnings on uncompleted contracts	4,537	154
Loans payable (Note 12) and capital lease obligations	3,901	260

Total current liabilities	20,292	21,016

Loans payable and capital lease obligations, net of current portion	28	53
Deferred revenue	18	—

Total liabilities	20,338	21,069

Commitments and contingencies

Stockholders’ equity
Common stock, par $0.0001, 100,000,000 shares authorized 52,292,576 shares issued and outstanding at September 30, 2010 and December 31, 2009	5	5
Additional paid in capital	42,039	41,808
Accumulated other comprehensive loss	(229)	(222)
Accumulated deficit	(34,245)	(25,146)

Total stockholders’ equity	7,570	16,445

Total liabilities and stockholders’ equity	$27,908	$37,514

The accompanying notes are an integral part of these condensed financial statements

SOLAR POWER, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands except for share data)

	For the Three Months Ended		For the Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2010	2009	2010	2009
	(unaudited)	(unaudited)	(unaudited)	(unaudited)

Net Sales	$4,025	$22,280	$20,807	$38,475
Cost of goods sold	3,470	17,143	18,518	31,150

Gross profit	555	5,137	2,289	7,325

Operating expenses:
General and administrative	1,636	2,100	5,999	6,533
Sales, marketing and customer service	1,035	1,145	3,093	2,780
Engineering, design and product management	220	228	803	626

Total operating expenses	2,891	3,473	9,895	9,939

Operating income (loss)	(2,336)	1,664	(7,606)	(2,614)

Other income (expense):
Interest expense	(289)	(6)	(332)	(34)
Interest income	2	1	2	5
Other income (expense), net	25	79	(1,160)	64

Total other income (expense)	(262)	74	(1,490)	35

Income (loss) before income taxes	(2,598)	1,738	(9,096)	(2,579)

Income tax expense	—	—	3	3

Net income (loss)	$(2,598)	$1,738	$(9,099)	$(2,582)

Net income (loss) per common share
Basic	$(0.05)	$0.05	$(0.17)	$(0.07)

Diluted	$(0.05)	$0.04	$(0.17)	$(0.07)

Weighted average number of common shares used in computing per share amounts
Basic	52,292,576	38,994,000	52,292,576	38,286,787

Diluted	52,292,576	39,201,234	52,292,576	38,286,787

The accompanying notes are an integral part of these condensed financial statements

SOLAR POWER, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	For the Nine Months Ended
	September 30,	September 30,
	2010	2009
	(unaudited)	(unaudited)

Cash flows from operating activities:
Net loss	$(9,099)	$(2,582)
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation	424	638
Stock issued for services	—	7
Stock-based compensation expense	231	488
Bad debt expense	519	293
Loss on disposal of fixed assets	9	—
Changes in operating assets and liabilities:
Accounts receivable and note receivable	14,546	(5,659)
Costs and estimated earnings in excess of billing on uncompleted contracts	(193)	(13,168)
Inventories	(1,292)	(1,263)
Asset held for sale	(1,115)	—
Prepaid expenses and other current assets	366	(255)
Accounts payable	(7,596)	13,047
Income taxes payable	(134)	—
Billings in excess of costs and estimated earnings on uncompleted contracts	4,383	(79)
Deferred revenue	18	(125)
Accrued liabilities	(1,204)	1,468

Net cash used in operating activities	(137)	(7,190)
Cash flows from investing activities:
Acquisitions of property, plant and equipment	(24)	(21)

Net cash used in by investing activities	(24)	(21)
Cash flows from financing activities:
Proceeds from issuance of common stock	—	11,131
Restricted cash collateralizing letters of credit and ACH transactions	(1,061)	(273)
Principal payments on notes and capital leases payable	(297)	(257)
Net proceeds from financing	3,798	—

Net cash provided by financing activities	2,440	10,601

Increase (decrease) in cash and cash equivalents	2,279	3,390
Cash and cash equivalents at beginning of period	3,136	5,915
Effect of exchange rate changes on cash	(16)	—

Cash and cash equivalents at end of period	$5,399	$9,305

Supplemental disclosure of cash flow information:
Cash paid for interest	$307	$34

Cash paid for income taxes	$126	$3

Supplemental disclosure of non-cash investing and financing activities:
Equipment acquired through notes payable and capital leases	$14	$—

Insurance premium financing	$186	$—

Amounts reclassified from costs and estimated earnings in excess of billing on uncompleted contracts to assets held for sale	$5,557	—

The accompanying notes are an integral part of these condensed financial statements

SOLAR POWER, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
1. Description of Business and Basis of Presentation
Description of Business
     Solar Power, Inc. and its subsidiaries, (collectively the “Company”) engages in sales, installation and integration of photovoltaic systems, and manufactures and sells solar panels and related hardware and cable, wire and mechanical assemblies.
     Our revenue was derived from the sale, installation and integration of photovoltaic systems, sales from our manufactured solar panels, including balance-of-system products, and cable, wire and mechanical assemblies.
Basis of Presentation
     The accompanying condensed consolidated financial statements are unaudited and have been prepared in accordance with generally accepted accounting principles for interim financial information. They should be read in conjunction with the financial statements and related notes to the financial statements of Solar Power, Inc. for the years ended December 31, 2009 and 2008 appearing in the Company’s Form 10-K filed with the Securities and Exchange Commission on May 14, 2010. The September 30, 2010 and 2009 unaudited interim condensed consolidated financial statements on Form 10-Q have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) for smaller reporting companies. Certain information and note disclosures normally included in the annual financial statements on Form 10-K have been condensed or omitted pursuant to those rules and regulations, although the Company’s management believes the disclosures made are adequate to make the information presented not misleading. In the opinion of management, all adjustments, consisting of normal recurring accruals, necessary for a fair presentation of the results of operation for the interim periods presented have been reflected herein. The results of operations for the interim periods are not necessarily indicative of the results to be expected for the entire year.
     The condensed consolidated financial statements include the accounts of Solar Power, Inc., and its subsidiaries. Intercompany balances, transactions and cash flows are eliminated on consolidation.
2. Summary of Significant Accounting Policies
     Cash and cash equivalents — Cash and cash equivalents include cash on hand, cash accounts and interest bearing savings accounts. At times, cash balances may be in excess of the various deposit insurance limits of the country in which such balances are held. Limits in the jurisdictions in which we maintain cash deposits are as follows: U.S. FDIC limits are $250,000 per depositor, Hong Kong limits are HK$100,000 (approximately US$12,800) per account, but through 2010 the limit has been raised to 100% of the deposit and in the People’s Republic of China coverage is not afforded on any cash deposit. The Company has not experienced any losses with respect to bank balances in excess of government provided insurance. At September 30, 2010 and December 31, 2009, the Company held approximately $3,812,000 and $3,099,000 in bank balances in excess of the insurance limits.
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
     Anti-dilutive Shares — FASB Accounting Standards Codification (ASC) 260, “Earnings per Share,” provides for the calculation of basic and diluted earnings per share. Basic earnings per share are computed by dividing income attributable to common shareholders by the weighted-average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution of securities by adding other common stock equivalents, including common stock options, warrants, and restricted common stock, in the weighted average number of common shares outstanding for a period, if dilutive. Potentially dilutive securities are excluded from the computation if their effect is anti-dilutive. For the three months ended September 30, 2010, there were no shares of common stock equivalents included in the computation of diluted earnings per share because their effect would have been anti-

dilutive. For the three months ended September 30, 2009, there were 207,234 shares of common stock equivalents included in the computation of diluted earnings per share. For the nine months ended September 30, 2010 and 2009 there were none shares of common stock equivalents included in the computation of diluted earnings per share since their effect would be anti dilutive.
     The following table illustrates the computation of the weighted average shares outstanding used in computing earnings per share in our financial statements:

	Three Months Ended		Nine Months Ended
	September 30, 2010	September 30, 2009	September 30, 2010	September 30, 2009
Weighted Average of Shares Outstanding
Basic	52,292,576	38,994,000	52,292,576	38,286.787
Dilutive effect of warrants outstanding	—	32,088	—	—
Dilutive effect of stock options outstanding	—	175,146	—	—

Diluted	52,292,576	39,201,234	52,292,576	38,286,787

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
     Revenue recognition — The Company’s two primary business segments include photovoltaic installation, integration and sales and cable, wire and mechanical assemblies. Prior to the quarter ended March 31, 2010, the Company operated in a third segment, franchise/product distribution. During the quarter ended March 31, 2010, the Company reorganized its internal reporting and management structure, combining the operations of franchise/product distribution segment with its photovoltaic installation, integration and sales segment. Segment information for the three and nine months ended September 30, 2009 has been restated to give effect to this change (see Note 16).
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
Revenue on photovoltaic system construction contracts is generally recognized using the percentage of completion method of accounting. At the end of each period, the Company measures the cost incurred on each project and compares the result against its estimated total costs at completion. The percent of cost incurred determines the amount of revenue to be recognized. Payment terms are generally defined by the contract and as a result may not match the timing of the costs incurred by the Company and the related recognition of revenue. Such differences are recorded as costs and estimated earnings in excess of billings on uncompleted contracts or billings in excess of costs and estimated earnings on uncompleted contracts. The Company determines its customer’s credit worthiness at the time the order is accepted. Sudden and unexpected changes in a customer’s financial condition could put recoverability at risk.
For the year ended December 31, 2009, the Company recognized revenue for one photovoltaic system construction contract using the zero margin method of revenue recognition which was 100% complete at year end. The contract was approximately $19,557,000. During the year ended December 31, 2009 the Company recognized revenue on the system up to the system cost of approximately $14,852,000 deferring revenue of approximately $4,563,000 over the collection period of the outstanding accounts and note receivable and recorded a liability fair-valued at approximately $142,000 related to certain guarantees made by the Company to its customer (see

Note 13). The deferred margin has been netted against the note and accounts receivable on our balance sheet as of September 30, 2010 and December 31, 2009, (see Note 13). Additionally for the year ended December 31, 2009 and the quarter ended March 31, 2010, the Company used the completed-contract method of revenue recognition for one system installation with a contract value of $12,000,000. Cost incurred in connection with this contract of approximately $5,557,000 and $9,461,000 as of December 31, 2009 and March 31, 2010, respectively, was recorded in costs and estimated earnings in excess of billings on uncompleted contracts. As this customer was unable to perform on its payment obligations under the contract, subsequent to the filing of its Form 10-Q for the first quarter, the Company took possession of the facility and a related power purchase agreement (PPA) in lieu of payment. The Company reclassified amounts recorded in costs and estimated earnings in excess of billings on uncompleted contracts due it of approximately $9,765,000 at the time it took possession of assets held for sale. Subsequent to taking possession of the facility, the Company incurred additional costs of approximately $251,000 to complete the facility, which are also recorded as assets held for sale.
The Company recorded the facility as an asset held for sale based on its evaluation of the guidance under paragraph FASB ASC 360-10-45-9 (see Note 11). Upon completion of the facility during the quarter ended June 30, 2010, the Company obtained financing of $3.9 million collateralized by the facility. During the quarter ended September 30, 2010 the Company received cash of approximately $3,346,000 from the United States Treasury as payment under Section 1603, Payment for Specified Energy Property in Lieu of Tax Credits. This amount was netted against the asset held for sale on our balance sheet. The facility was placed in service on May 26, 2010 and generated revenues of approximately $432,000 during the quarters ended June 30 and September 30, 2010. Under the terms of the PPA, the counterparty is obligated to pay for all power generated by the facility at specified price levels through May 26, 2035.
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
     Cable, wire and mechanical assemblies — In the Company’s cable, wire and mechanical assemblies business, the Company recognizes the sales of goods when there is evidence of an arrangement, title and risk of ownership have passed (generally upon delivery), the price to the buyer is fixed or determinable and collectability is reasonably assured. There are no formal customer acceptance requirements or further obligations related to our assembly services once we ship our products. Customers do not have a general right of return on products shipped; therefore we make no provisions for returns. We make determination of our customer’s credit worthiness at the time we accept their order.
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
     Allowance for doubtful accounts — The Company regularly monitors and assesses the risk of not collecting amounts owed to the Company by customers. This evaluation is based upon a variety of factors including: an analysis of amounts current and past due along with relevant history and facts particular to the customer. It requires the Company to make significant estimates, and changes in facts and circumstances could result in material changes in the allowance for doubtful accounts. At September 30, 2010 and December 31, 2009, the Company recorded an allowance of approximately $28,000 and $395,000, respectively.
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

     Shipping and handling cost — Shipping and handling costs related to the delivery of finished goods are included in cost of goods sold. During the three months ended September 30, 2010 and 2009, shipping and handling costs expensed to cost of goods sold were approximately $141,000 and $305,000, respectively. During the nine months ended September 30, 2010 and 2009, shipping and handling costs expensed to cost of goods sold were approximately $550,000 and $575,000, respectively.
     Advertising costs — Costs for newspaper, television, radio, and other media and design are expensed as incurred. The Company expenses the production costs of advertising the first time the advertising takes place. The costs for this type of advertising were approximately $21,000 and $39,000 during the three months ended September 30, 2010 and 2009, respectively. The costs for this type of advertising were approximately $113,000 and $155,000 during the nine months ended September 30, 2010 and 2009, respectively.
     Product warranties — The Company offers the industry standard of 20 years for our solar modules and industry standard five (5) years on inverter and balance of system components. Due to the warranty period, we bear the risk of extensive warranty claims long after we have shipped product and recognized revenue. In our cable, wire and mechanical assemblies business, historically our warranty claims have not been material. In our solar photovoltaic business our greatest warranty exposure is in the form of product replacement. Until the third quarter of fiscal 2007, the Company purchased its solar panels from third-party suppliers and since the third-party warranties are consistent with industry standards we considered our financial exposure to warranty claims immaterial. Certain photovoltaic construction contracts entered into during the year ended December 31, 2007 included provisions under which the Company agreed to provide warranties to the buyer, and during the quarter ended September 30, 2007, the Company began installing its own manufactured solar panels. As a result, the Company recorded the provision for the estimated warranty exposure on these contracts within cost of sales. Since the Company does not have sufficient historical data to estimate its exposure, we have looked to our own historical data in combination with historical data reported by other solar system installers and manufacturers. In our cable, wire and mechanical assemblies business our current standard product warranty for our mechanical assembly product ranges from one to five years. The Company has recorded a warranty provision of approximately $24,000 and $138,000 for the three months ended September 30, 2010 and 2009, respectively. The Company has recorded a warranty provision of approximately $201,000 and $364,000 for the nine months ended September 30, 2010 and 2009, respectively.
     Performance Guarantee: On December 18, 2009, the Company entered into a 10-year energy output guaranty related to the photovoltaic system installed for Solar Tax Partners 1, LLC (“STP”) at the Aerojet facility in Rancho Cordova, CA. The guaranty provided for compensation to STP’s system lessee for shortfalls in production related to the design and operation of the system, but excluding shortfalls outside the Company’s control such as government regulation. The Company believes that probability of shortfalls is unlikely and if they should occur are covered under the provisions of its current panel and equipment warranty provisions.
     Income taxes — The Company accounts for income taxes under the asset and liability method. Under this method, deferred tax assets and liabilities are determined based on differences between financial reporting and tax reporting bases of assets and liabilities and are measured using enacted tax rates and laws that are expected to be in effect when the differences are expected to reverse. Realization of deferred tax assets is dependent upon the weight of available evidence, including expected future earnings. A valuation allowance is recognized if it is more likely than not that some portion, or all of a deferred tax asset will not be realized.
     Effective January 1, 2007, the Company adopted the provisions of ASC 740, which prescribes a comprehensive model for how a company should recognize, measure, present and disclose in its financial statements uncertain tax positions that the company has taken or expects to take on a tax return. The Company did not have any unrecognized tax benefits or liabilities as of September 30, 2010 and December 31, 2009. The Company does not anticipate that its unrecognized tax benefits or liability position will change significantly over the next twelve months.
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
     Gains and losses resulting from the transactions denominated in foreign currencies are included in other expense, net.

     Aggregate net foreign currency transaction gains included in the statement of operations was approximately $122,000 for the three months ended September 30, 2010 and aggregate net foreign currency transaction losses included in the statement of operations was approximately $7,000 for the three months ended September 30, 2009 primarily due to the fluctuations of the value of the Euro to the U.S. Dollar. Aggregate net foreign currency transaction losses included in the statement of operations was approximately $1,073,000 and $17,000 for the nine months ended September 30, 2010 and 2009, respectively primarily due to the decline of the value of the Euro to the U.S. Dollar.
     Comprehensive income (loss) — FASB ASC 220 “Reporting Comprehensive Income,” establishes standards for reporting comprehensive income and its components in a financial statement that is displayed with the same prominence as other financial statements.
     Comprehensive income, as defined, includes all changes in equity during the period from non-owner sources. Examples of items to be included in comprehensive income, which are excluded from net income, include foreign currency translation adjustments and unrealized gain (loss) of available-for-sale securities. For the three and nine months ended September 30, 2010, comprehensive loss from currency translation was equal to approximately $8,000. For the three and nine months ended September 30, 2009, comprehensive loss was equal to the net loss for all periods.
     Post-retirement and post-employment benefits — The Company’s subsidiaries which are located in the People’s Republic of China contribute to a state pension scheme on behalf of its employees. The Company recorded approximately $32,000 and $13,000 for expense related to its pension contribution for the three months ended September 30, 2010 and 2009, respectively. The Company recorded approximately $87,000 and $49,000 for expense related to its pension contribution for the nine months ended September 30, 2010 and 2009, respectively.
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
     In August 2009, the FASB issued ASU 2009-05, “Measuring Liabilities at Fair Value“. ASU 2009-05 applies to all entities that measure liabilities at fair value within the scope of FASB ASC 820, “Fair Value Measurements and Disclosures”. ASU 2009-05 is

effective for the first reporting period (including interim periods) beginning after issuance, October 1, 2009 for the Company. The adoption of ASU 2009-05 had no impact on results of operations, cash flows or financial position.
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
4. Inventories
     Inventories consisted of the following (in thousands):

	September 30, 2010	December 31, 2009
Raw material	$2,396	$2,348
Finished goods	4,177	2,882
Work in process	—	—
Provision for obsolete stock	(68)	(17)

	$6,505	$5,213

5. Prepaid Expenses and Other Current Assets
     Prepaid expenses and other current assets consisted of the following (in thousands):

	September 30, 2010	December 31, 2009
Rental, equipment and utility deposits	$370	$189
Supplier deposits	82	606
VAT — recoverable	146	—
Insurance	282	188
Advertising	111	160
Loan fees	98	—
Other	104	132

	$1,193	$1,275

6. Property, Plant and Equipment
     Property, plant and equipment consisted of the following (in thousands):

	September 30, 2010	December 31, 2009
Plant and machinery	$682	$669
Furniture, fixtures and equipment	346	345
Computers and software	1,427	715
Equipment acquired under capital leases	19	709
Trucks	246	246
Leasehold improvements	398	410

Total cost	3,118	3,094
Less: accumulated depreciation	(2,112)	(1,704)

	$1,006	$1,390

     Depreciation expense for the three months ended September 30, 2010 and 2009 was approximately $110,000 and $212,000, respectively. Depreciation expense for the nine months ended September 30, 2010 and 2009 was approximately $424,000 and $638,000, respectively.
7. Accrued Liabilities
     Accrued liabilities consisted of the following (in thousands):

	September 30, 2010	December 31, 2009
Accrued payroll and related costs	$334	$770
Sales tax payable	696	874
Warranty reserve	1,446	1,246
Customer deposits	238	566
Insurance premium financing	213	141
Accrued commission	—	276
Accrued guaranty reserve	131	142
Accrued interest	13	—
Other	112	186

	$3,183	$4,201

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
     Effective January 1, 2007, the Company adopted the provisions of ASC 740, which prescribes a comprehensive model for how a company should recognize, measure, present and disclose in its financial statements uncertain tax positions that the company has taken or expects to take on a tax return. The Company did not have any unrecognized tax benefits or liabilities as of September 30, 2010 and December 31, 2009. The Company does not anticipate that its unrecognized tax benefits or liability position will change significantly over the next twelve months.
     The Company is currently in a loss position and has only provided for statutory minimum taxes.
9. Stock-based Compensation
     The Company accounts for stock compensation expense under the provisions of FASB ASC 718, “Share-Based Payment” which requires the Company to measure the stock-based compensation costs of share-based compensation arrangements based on the grant-date fair value and recognizes the costs in the financial statements over the employee requisite service period. Stock-based compensation expense for all stock-based compensation awards granted was based on the grant-date fair value estimated in accordance with the provisions of FASB ASC 718.
     The following table summarizes the consolidated stock-based compensation expense, by type of awards for the three and nine months ended September 30, 2010 and 2009 (in thousands):

	For Three Months Ended		For the Nine Months Ended
	September 30, 2010	September 30, 2009	September 30, 2010	September 30, 2009
Employee stock options	$26	$117	$207	$349
Stock grants	8	45	24	139

Total stock-based compensation expense	$34	$162	$231	$488

     The following table summarizes the consolidated stock-based compensation by line item for the three and nine months ended September 30, 2010 and 2009 (in thousands):

	For Three Months Ended		For the Nine Months Ended
	September 30, 2010	September 30, 2009	September 30, 2010	September 30, 2009
General and administrative	$10	$117	$109	$356
Sales, marketing and customer service	17	36	67	105
Engineering, design and product management	7	9	55	27

Total stock-based compensation expense	34	162	231	488
Tax effect on stock-based compensation expense	—	—

Total stock-based compensation expense after taxes	$34	$162	$231	$488

Effect on net loss per share: Basic and diluted	$0.00	$0.00	$0.00	$0.01

     As stock-based compensation expense recognized in the consolidated statements of operations is based on awards ultimately expected to vest, FASB ASC 718 requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. The Company estimated its pre-vesting forfeiture rate at 22.5% and 7.8% for the three and nine months ended September 30, 2010 and 2009, respectively.
Valuation Assumptions
Determining Fair Value
     Valuation and Amortization Method — The Company estimates the fair value of service-based and performance-based stock options granted using the Black-Scholes-Merton option-pricing formula. The fair value is then amortized on a straight-line basis over the requisite service periods of the awards, which is generally the vesting period. Service-based and performance-based options typically have a five-year life from date of grant and vesting periods of three to four years.
     Expected Term — The Company’s expected term represents the period that the Company’s stock-based awards are expected to be outstanding. For awards granted subject only to service vesting requirements, the Company utilizes the simplified method under the provisions of FASB ASC 718-10-S99-1 for estimating the expected term of the stock-based award, instead of historical exercise data. For its performance-based awards, the Company has determined the expected term life to be five years based on contractual life, the seniority of the recipient and absence of historical data on the exercise of such options.
     Expected Volatility — The Company uses the historical volatility of the price of its common shares.
     Expected Dividend — The Company has never paid dividends on its common shares and currently does not intend to do so and, accordingly, the dividend yield percentage is zero for all periods.
     Risk-Free Interest Rate — The Company bases the risk-free interest rate used in the Black-Scholes-Merton valuation method upon the implied yield curve currently available on U.S. Treasury zero-coupon issues with a remaining term equal to the expected term used as the assumption in the model.
     During the three months ended September 30, 2010, there were no option granted and nine months ended September 30, 2010, the Company granted 805,000 service-based options fair-valued between $0.24 and $0.52 using the Black-Scholes-Merton model. The vesting for 705,000 of the service-based options will occur over a four- year period beginning one year from the date of grant and the vesting period for 100,000 of the service-based options will occur over a one-year period beginning on the date of grant. The Company recorded approximately $34,000 and $162,000 in stock-based compensation expense related to its outstanding grants during the three months ended September 30, 2010 and 2009, respectively. The Company recorded approximately $231,000 and $488,000 in stock-based compensation expense related to its outstanding grants during the nine months ended September 30, 2010 and 2009, respectively.

     Assumptions used in the determination of the fair value of share-based payment awards using the Black-Scholes-Merton model for stock option grants during the nine months ended September 30, 2010 and 2009 were as follows:

	2010	2009
	Service-based	Service-based
Expected term	3.0-3.75	3.75
Risk-free interest rate	1.47%	1.72%
Volatility	54%	88%
Dividend yield	0%	0%
Equity Incentive Plan
     At September 30, 2010 there were approximately 4,919,295 shares available to be issued under the plan (9% of the outstanding shares of 52,292,526 plus outstanding warrants of 2,366,302). There were 3,250,268 options and restricted shares issued and outstanding under the plan; 164,195 options have been exercised and 1,504,832 shares are available to be issued.
     The following table summarizes the Company’s stock option activities for the three and nine month periods ended September 30, 2010:

		Weighted-Average	Weighted-Average
		Exercise Price Per	Remaining	Aggregate Intrinsic
	Shares	Share	Contractual Term	Value ($000)
Outstanding January 1, 2010	2,694,400	$1.20	2.80	$80,832
Granted	805,000	1.24	4.76	—
Exercised	—	—	—	—
Forfeited	(202,500)	1.00	—	—

Outstanding March 31, 2010	3,296,900	$1.22	3.18	$197,814
Granted	—	—	—	—
Exercised	—	—	—	—
Forfeited	(10,000)	1.00	—	—

Outstanding June 30, 2010	3,286,900	$0.91	2.93	$—
Granted	—	—	—	—
Exercised	—	—	—	—
Forfeited	(587,500)	1.31	—	—

Outstanding September 30, 2010	2,699,400	$1.20

Exercisable September 30, 2010	1,757,525	$1.26	2.48	$—

     There were no options granted during the three months ended September 30, 2010 and 2009. The weighted-average grant-date fair value of options granted during the nine months ended September 30, 2010 and 2009 was $0.48 and $0.42, respectively.
     The following table summarizes the Company’s restricted stock activities:

Shares
Outstanding as of January 1, 2010	550,868
Granted	—
Exercised	—
Forfeited	—

Outstanding March 31, 2010	550,868
Granted	—
Exercised	—
Forfeited	—

Outstanding as of June 30, 2010	550,868
Granted	—
Exercised	—
Forfeited	—
Outstanding as of September 30, 2010	550,868
Vested as of September 30, 2010	500,868

     Changes in the Company’s non-vested stock options are summarized as follows:

	Service-based Options		Restricted Stock
		Weighted-Average		Weighted-Average
		Grant Date Fair		Grant Date Fair
	Shares	Value Per Share	Shares	Value Per Share
Non-vested as of January 1, 2010	1,044,250	$0.71	50,000	$1.34
Granted	805,000	1.07	—	—
Vested	(24,475)	0.74	—	—
Forfeited	(202,500)	1.00	—	—

Non-vested as of March 31, 2010	1,622,275	0.84	50,000	1.34
Granted	—	—	—
Vested	(34,150)	1.24	—
Forfeited	(10,000)	1.00	—

Non-vested as of June 30, 2010	1,578,125	1.20	50,000	1.34
Granted	—	—	—	—
Vested	(48,750)	1.00	—	—
Forfeited	(587,500)	1.31	—	—

Non-vested as of September 30, 2010	941,875	$1.15	50,000	$1.34

     As of September 30, 2010, there was approximately $332,000, $0 and $48,000 of unrecognized compensation cost related to non-vested service-based options, performance-based options and restricted stock grants, respectively. The cost is expected to be recognized over a weighted-average of 2.24 years for service-based options and .50 years for restricted stock grants. Performance-based options are fully vested. During the nine months ended September 30, 2010 there were no changes to the contractual life of any fully vested options.
10. Note Receivable
     On December 22, 2009 the Company entered into a Promissory Note (“Note”) in the amount of three million six hundred thirty thousand one hundred sixty four dollars ($3,630,164) with HEK Partners, LLC (“HEK”) in connection with a completed Engineering, Procurement and Construction Agreement (“EPC”) between Solar Tax Partners 1, LLC (“STP1”) and the Company. The note receivable represented partial consideration for the total commitment due under the EPC of $19,557,000. HEK, the maker of the Note, is the managing partner of STP1 and has agreed to assume this obligation as part of its capital contribution to STP1. HEK will make periodic payments under this Note with a payment of one million dollars ($1,000,000) on or before December 31, 2010 and thereafter will make annual payments, prior to the maturity date, in amounts equal to the percent (10%) of the outstanding principal balance on the Note, with a final payment due on December 31, 2016. Payments will be applied first to any fees or charges due under the Note, second to accrued interest and third to the principal balance. HEK will make the final payment of the balance due on the Note on or before December 31, 2016. The Note bears interest of 6.5% per annum. This note was issued in connection with a construction contract recorded under the zero margin method (see Note 2). At September 30, 2010 deferred revenue of approximately $3,672,000 has been netted against the note receivable related to the contract. The deferred revenue will be recognized in income as the Note and receivable is collected.
11. Asset Held for Sale
     During the nine months ended September 30, 2010 the Company recorded an asset held for sale of approximately $10,016,000. The Company used the guidance under FASB ACS 360-10-45-9 to evaluate the classification, as discussed in Note 2. The asset held for sale resulted from the Company taking possession of a solar facility for which the customer was unable to complete payment. The

Company expects that this asset will be sold within the next twelve months and is currently marketing the facility for sale. Accordingly, the asset held for sale is recorded as a current asset in the accompanying condensed consolidated balance sheet as of September 30, 2010. At September 30, 2010, the asset held for sale on the accompanying condensed consolidated balance sheet was reduced by approximately $3,346,000 to $6,669,000 for funds received from the United States Treasury under Section 1603, Payment for Specified Energy Property in Lieu of Tax Credits.
12. Note Payable
     On June 1, 2010, the Company and Five Star Bank (“Five Star”) entered into a Loan Agreement (the “Loan Agreement”). Under the Loan Agreement, Five Star agreed to advance a loan in an amount equal to $3,899,000 at an interest rate equal to 8.00% per annum. The Loan Agreement is evidenced by a Promissory Note, which is payable in 120 equal monthly payments of $48,000, commencing on July 15, 2010 through the maturity date of the loan, which is June 15, 2020. Borrowings under the Loan Agreement are secured by (i) a blanket security interest in the assets, and (ii) a first priority lien on the easement interest, improvements, and fixtures and other real and personal property related thereto located on the property described in the Loan Agreement. The primary asset is a power generating facility recorded as an asset held for sale which is discussed in Note 11 above. The note payable of $3,848,000 has been recorded as a current liability in the September 30, 2010 condensed consolidated balance sheet since if the facility is sold the Note could contractually be required to be paid and the facility is expected to be sold in twelve months.
13. Commitments and Contingencies
     Restricted Cash — The Company has restricted cash of approximately $1,341,000 consisting of approximately $285,000 held in an interest bearing account in our name with the lender financing our power generation facility, approximately $1,000,000 held by the lender of our customer as collateral for such loan, approximately $35,000 held by our bank as collateral for our merchant account transactions and approximately $19,000 as collateral for a credit card issued to the Company.
     Operating leases — The Company leases premises under various operating leases. Rental expense under operating leases included in the statement of operations was approximately $172,000 and $184,000 for the three months ended September 30, 2010 and 2009, respectively. Rental expense under operating leases included in the statement of operations was approximately $537,000 and $570,000 for the nine months ended September 30, 2010 and 2009, respectively.
     Guaranty — On December 22, 2009, in connection with an equity funding of our customer, Solar Tax Partners 1, LLC (“STP1”), of the Aerojet I project, the Company along with STP1’s other investors entered into a Guaranty (“Guaranty”) to provide the equity investor, Greystone Renewable Energy Equity Fund (“Greystone”), with certain guarantees, in part, to secure investment funds necessary to facilitate STP’s payment to the Company under the Engineering, Procurement and Construction Agreement (“EPC”). Specific guarantees made by the Company include the following in the event of the other investors’ failure to perform under the operating agreement:
•	Recapture Event — The Company shall be responsible for providing Greystone with payments for losses due to any recapture, reduction, requirement to repay, loss or disallowance of certain tax credits (Energy Credits under Section 48 of Code) or Cash Grant (any payment made by US Dept. of Treasure under Section 1603 of the ARRT of 2009) or if the actual Cash Grant received by Master Tenant is less that the Anticipated Cash Grant (equal to $6,900,000);

•	Repurchase obligation — If certain criteria occur prior to completion of the Facility, including event of default, if the managing member defaults under the operating agreement or the property or project are foreclosed on, or if the property qualifies for less than 70% of projected credits (computed as an attachment to Master Tenant’s operating agreement), the Company would be required to fund the purchase of Greystone’s interest in Master Tenant if the managing member failed to fund the repurchase;

•	Fund Excess Development Costs — The Company would be required to fund costs in excess of certain anticipated development costs;

•	Operating Deficit Loans — The Company would be required to loan Master Tenant or STP1 monies necessary to fund operations to the extent costs could not be covered by Master Tenant’s or STP1’s cash inflows. The loan would be subordinated to other liabilities of the entity and earn no interest; and

•	Exercise of Put Options — At the option of Greystone, the Company may be required to fund the purchase by the managing member of Greystone’s interest in Master Tenant under an option exercisable for nine months following a 63-month period commencing with operations of the Facility. The purchase price would be equal to the greater of the fair value of Greystone’s equity interest in Master Tenant or $951,985.
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
     The Company is using the income approach to measure the fair value of its guaranty, specifically an analysis of the present value of the expected cash out-flows that would be required by the Company to satisfy its liability under the guaranty (see “Income Approach” discussion), modified to give consideration to what premium would be required by the Company to issue the same guaranty in a standalone arm’s-length transaction with an unrelated party. (See Note 15)
     On July 29, 2010, our customer, Solar Tax Partners 1, LLC (“STP”) entered into a loan agreement whereby the lender (Umpaua Bank) agreed to loan $9,950,000 to STP to fund a portion of the amounts due to us for the construction of its photovoltaic system. We received $7,764,000 in cash including $1,000,000 which was deposited by us into an account with the bank and pledged as collateral for the loan to STP. Unless STP incurs a default under the loan to the bank, this restricted cash will remain in an interest earning account until the pledge requirement is lifted in 2015. An additional $1,188,000 was placed into escrow as the result of the partial denial of cash grants by the US Department of Treasury associated with the project claimed by STP and its investors. Under the terms of the operating agreement of STP, should such cash grants , which are payable to the equity investor in STP (Greystone), ultimately be denied by the Department of Treasury, other investors (HEK Partners) of STP are obligated to pay the difference to Greystone.
     The Company has provided Greystone certain guarantees involving obligations of HEK Partners in STP, including their obligation to repay any disallowed tax credits/ cash grants (“Recapture Event”). At December 31, 2009 the Company had determined that its potential obligation for a Recapture Event had been effectively negated with the completion of the facility at the originally contracted price. Further it gave consideration to its potential exposure, even if such an event were to occur, and determined that the fair value of any such liability was immaterial. In light of the partial denial noted above, the Company has reconsidered its determination and continues to believe that the fair value of the liability associated with its guarantee of the investors obligations for a recapture event is minimal. In making this determination the Company considered that STP and its advisors believe that STP would be successful in its appeal process; however should the escrow funds be distributed to Greystone, the Company will be repaid by a promissory note from HEK Partners with a maturity date and principal balance to be determined, with periodic principal payments and an interest rate of 6.5%.
     The Company agreed to the creation of the escrow account at the request of Greystone and was not required to do so under the terms of its guaranty or other contractual arrangements. As previously disclosed, the Company has not recognized profit from the STP I project and continues to believe that all recorded amounts related to the project are recoverable. Prior to the funding, we received a payment of $450,000 from STP. As a result, the amount due us as of September 30, 2010 is approximately $3,630,000 consisting of a note receivable (see Note 11). Accounts receivable of $891,000 and the note receivable were offset by unrecognized profit of $4,563,000 as a result of the denial of the appeal of amount received under Section 1603 of the ARRT of 2009.

14. Operating Risk
     Concentrations of Credit Risk and Major Customers — A substantial percentage of the Company’s net revenue comes from sales made to a small number of customers and typically are made on an open account basis. Details of customers accounting for 10% or more of total net sales for the nine months ended September 30, 2010 and 2009, respectively is as follows (in thousands):

	Nine Months Ended
Customer	September 30, 2010	September 30, 2009
Bayer & Raach GmbH	$2,899	$—
Conergy	—	6,473
Solar Tax Partners 1, LLC	—	13,163
     Details of customers representing 10% or more of accounts receivable balances, notes receivable and costs and estimated earnings in excess of billings on uncompleted contracts at September 30, 2010 and December 31, 2009, respectively are (in thousands):

Customer	September 30, 2010	December 31, 2009
Solar Tax Partners 1 LLC	$3,630	$12,735
Less: deferred profit margin	(3,672)	(4,563)

	(42)	8,172
20th Century Fox	492	—
Solarmarkt Sued GmbH	841	—
Solar Tax Partners 2 LLC	—	5,557
     Product Warranties — We offer the industry standard of 20 years for our solar modules and industry standard five (5) years on inverter and balance of system components. Due to the warranty period, we bear the risk of extensive warranty claims long after we have shipped product and recognized revenue. In our cable, wire and mechanical assemblies business, historically our warranty claims have not been material. In our solar photovoltaic business our greatest warranty exposure is in the form of product replacement. Until the third quarter of fiscal 2007, the Company purchased its solar panels from third-party suppliers and since the third-party warranties are consistent with industry standards we considered our financial exposure to warranty claims immaterial. Certain photovoltaic construction contracts entered into during the year ended December 31, 2007 included provisions under which the Company agreed to provide warranties to the buyer, and during the quarter ended September 30, 2007, the Company began installing its own manufactured solar panels. As a result, the Company recorded the provision for the estimated warranty exposure on these contracts within cost of sales. Since the Company does not have sufficient historical data to estimate its exposure, we have looked to historical data reported by other solar system installers and manufacturers. In our cable, wire and mechanical assemblies business our current standard product warranty for our mechanical assembly product ranges from one to five years. The Company has recorded a warranty provision of approximately $24,000 and $138,000 for the three months ended September 30, 2010 and 2009, respectively. The Company has recorded a warranty provision of approximately $201,000 and $364,000 for the nine months ended September 30, 2010 and 2009, respectively.
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
     Fair Value of Guarantee
     In accordance with FASB ASC 820-10, the Company used multiple techniques to measure the fair value of the guaranty, which are discussed in Note 13, using Level 3 inputs. The Company measured the fair value of its guaranty by using the income approach, specifically an analysis of the present value of the expected cash out-flows that would be required by the Company to satisfy its liability under the guaranty (see “Income Approach” discussion), modified to give consideration to what premium would be required by the Company to issue the same guaranty in a standalone arm’s-length transaction with an unrelated party.

     Income Approach
The calculation of the expected cash out-flows was performed by developing cash flow models for different scenarios determined by the Company. The Company has modeled seven scenarios, four of which result in the Company incurring cash out-flows to cover operating losses as required by our guaranty. These cash out-flows were then calculated at their present value using a discount rate of 7.00% (see “Discount Rate” discussion).
The Company then determined weighting that it believes represents reasonable estimates of probability for each scenario. These probabilities are based upon management’s judgment. By applying the weighting of each scenario to the respective present value of cash out-flows calculated by the models, the Company has determined that the total expected present value of cash out flows is $63,000. This is considered as the “Base” case for the Company’s income approach used to ultimately calculate the fair value of the guaranty.

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

Discount Rate
As noted in our previous response, the Company has determined that 7.00% is an appropriate discount rate for valuing the present value of cash out-flows that would be required by the Company under the guaranty. In making this determination the Company considered the Company’s own borrowing rate of 6.75% under its working capital line of credit with China Merchants Bank and the interest rate associated with a planned financing by our customer, STP1.
16. Geographical Information
     The Company’s two primary business segments include (1) photovoltaic installation, integration and (2) sales and cable, wire and mechanical assemblies. Prior to the quarter end, March 31, 2010, the Company operated in a third segment, franchise/product distribution operations. During that quarter, the Company reorganized its internal reporting and management structure, combining the operations of franchise/product distribution segment with its photovoltaic installation, integration and sales segment. Segment information for the three and nine months ended September 30, 2009 has been restated to give effect to this change.
     The accounting policies of the segments are the same as those described in the summary of significant accounting policies.

     Contributions of the major activities, profitability information and asset information of the Company’s reportable segments for the three and nine months ended September 30, 2010 and 2009 are as follows:

	For the Three Months		For the Three Months Ended
	Ended September 30, 2010		September 30, 2009 (restated)
Segment (in thousands)	Net sales	Income (loss)	Net sales	Income (loss)
Photovoltaic installation, integration and sales	$3,614	$(2,696)	$21,330	$1,258
Cable, wire and mechanical assemblies	411	98	950	480

Segment total	4,025	(2,598)	22,280	1,738
Reconciliation to consolidated totals:
Sales eliminations	—	—	—	—

Consolidated totals

Net sales	$4,025		$22,280

Income before taxes		$(2,598)		$1,738

	For the Nine Months Ended		For the Nine Months Ended
	September 30, 2010		September 30, 2009 (restated)
Segment (in thousands)	Net sales	Income (loss)	Net sales	Income (loss)
Photovoltaic installation, integration and sales	$18,027	$(10,017)	$35,691	$(3,677)
Cable, wire and mechanical assemblies	2,780	921	2,784	1,098

Segment total	20,807	(9,096)	38,475	(2,579)
Reconciliation to consolidated totals:
Sales eliminations	—	—	—	—

Consolidated totals

Net sales	$20,807		$38,475

Income before taxes		$(9,096)		$(2,579)

	For the Three Months Ended		For the Three Months Ended
	September 30, 2010		September 30, 2009
Segment (in thousands)	Interest income	Interest expense	Interest income	Interest expense
Photovoltaic installation, integration and sales	$2	$(289)	$1	$(6)
Cable, wire and mechanical assemblies	—	—	—	—

Consolidated total	$2	$(289)	$1	$(6)

	For the Nine Months Ended		For the Nine Months Ended
	September 30, 2010		September 30, 2009
Segment (in thousands)	Interest income	Interest expense	Interest income	Interest expense
Photovoltaic installation, integration and sales	$2	$(332)	$5	$(34)
Cable, wire and mechanical assemblies	—	—	—	—

Consolidated total	$2	$(332)	$5	$(34)

The locations of the Company’s identifiable assets are as follows:

	September 30, 2010			December 31, 2009
			Depreciation and			Depreciation and
Segment (in thousands)	Identifiable assets	Capital expenditure	amortization	Identifiable assets	Capital expenditure	amortization
Photovoltaic installation, integration and sales	$26,520	$38	$376	$36,488	$53	$801
Cable, wire and mechanical assemblies	1,388	—	48	1,026	—	26

Consolidated total	$27,908	$38	$424	$37,514	$53	$827

Segment (in thousands)	September 30, 2010	December 31, 2009
United States	$23,390	$31,421
China (including Hong Kong)	4,518	6,093

Total	$27,908	$37,514

The Company’s sales by geographic location are as follows:

	For the Three Months Ended September 30, 2010			For the Three Months Ended September 30, 2009
	Photovoltaic			Photovoltaic
	installation,	Cable, wire and		installation,	Cable, wire and
	integration and	mechanical		integration and	mechanical
Segment (in thousands)	sales	assemblies	Total	sales	assemblies	Total
United States	$3,513	$366	$3,879	$14,119	$868	$14,987
Asia	—	—	—	—	—	—
Europe	101	—	101	6,024	—	6,024
Mexico	—	45	45	—	82	82
Other	—	—	$—	1,187	—	1,187

Total	$3,614	$411	$4,025	$21,330	$950	$22,280

	For the Nine Months Ended September 30, 2010			For the Nine Months Ended September 30, 2009
	Photovoltaic			Photovoltaic
	installation,	Cable, wire and		installation,	Cable, wire and
	integration and	mechanical		integration and	mechanical
Segment (in thousands)	sales	assemblies	Total	sales	assemblies	Total
United States	$11,078	$1,787	$12,865	$18,961	$2,526	$21,488
Asia	374	—	374	6,629	—	6,629
Europe	6,499	—	6,499	8,123	—	8,123
Mexico	—	993	993	—	258	258
Other	76	—	$76	1,978	—	1,978

Total	$18,027	$2,780	$20,807	$35,691	$2,784	$38,475

17. Related Party
     In the fourth quarter of 2009, the Company completed a system installation under an Engineering, Procurement and Construction Contract (“EPC”) entered into with Solar Tax Partners I, LLC, a California limited liability company (“STP1”). Subsequent to the end of fiscal 2009, Stephen C. Kircher, our Chief Executive Officer and Chairman of the Board, and his wife, Lari K. Kircher, as Co-Trustees of the Kircher Family Irrevocable Trust dated December 29, 2004 (“Trust”) was admitted as a member of STP1. The Trust made a capital contribution of $20,000 and received a 35% membership interest in STP1. Stephen C. Kircher was appointed a co-manager of STP1. Neither Stephen C. Kircher nor Lari K. Kircher are beneficiaries under the Trust.
     In connection with the loan agreement (see Note 13), on July 29, 2010, each of Mr. Kircher, individually, and the Trust guaranteed up to $450,000 and $1,500,000, respectively, of STP’s indebtedness and obligations under the loan agreement. In addition, on July 29, 2010, the Trust entered in a Stock Pledge Agreement with Umpqua Bank whereby the Trust agreed to pledge 2,000,000 shares of the Company’s common stock that the Trust owns as security for the Trust’s guaranty.

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
     The following discussion is presented on a consolidated basis, and analyzes our financial condition and results of operations for the three and nine months ended September 30, 2010 and 2009.
     Unless the context indicates or suggests otherwise, reference to “we”, “our”, “us” and the “Company” in this section refers to the consolidated operations of Solar Power, Inc. and its subsidiaries.
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
     YCS engages in the business of design, sales and installation of photovoltaic (“PV”) solar systems for small commercial, and residential markets.
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
     Management is considering the effect of the following industry trends as they impact the manufacturing of complete photovoltaic systems and our planned business model:
•	Solar cells are the major component of cost in a photovoltaic module. The Company currently purchases its products at “spot” market pricing, allowing us to take advantage of potentially declining silicon prices. Our intent is to secure ample solar cell supply to meet our growth needs and to avoid the risk of long-term contract pricings with suppliers whose products are

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
     Revenue recognition — The Company’s two business segments include photovoltaic installation, integration and sales and cable and wire and mechanical assemblies. Prior to the quarter ended March 31, 2010, the Company operated in a third segment, franchise/product distribution. During the quarter ended March 31, 2010, the Company reorganized its internal reporting and management structure, combining the operations of franchise/product distribution segment with its photovoltaic installation, integration and sales segment. Segment information for the three and nine months ended September 30, 2009 has been restated to give effect to this change (see Note 16).
     Photovoltaic installation, integration and sales — In our photovoltaic systems installation, integration and sales segment, revenue on product sales is recognized when there is evidence of an arrangement, title and risk of ownership have passed (generally upon delivery), the price to the buyer is fixed or determinable and collectability is reasonably assured. Customers do not have a general right of return on products shipped; therefore we make no provisions for returns.
     Revenue on photovoltaic system construction contracts is generally recognized using the percentage of completion method of accounting. At the end of each period, the Company measures the cost incurred on each project and compares the result against its estimated total costs at completion. The percent of cost incurred determines the amount of revenue to be recognized. Payment terms are generally defined by the contract and as a result may not match the timing of the costs incurred by the Company and the related recognition of revenue. Such differences are recorded as costs and estimated earnings in excess of billings on uncompleted contracts or billings in excess of costs and estimated earnings on uncompleted contracts. The Company determines its customer’s credit worthiness at the time the order is accepted. Sudden and unexpected changes in customers’ financial condition could put recoverability at risk.
For the year ended December 31, 2009, the Company recognized revenue for one photovoltaic system construction contract using the zero margin method of revenue recognition which was 100% complete at year end. The contract was approximately $19,557,000. During the year ended December 31, 2009 the Company recognized revenue on the system up to the system cost of approximately $14,852,000 deferring revenue of approximately $4,563,000 over the collection period of the outstanding accounts and note receivable and recorded a liability fair-valued at approximately $142,000 related to certain guarantees made by the Company to its customer (see Note 13). The deferred margin has been netted against the note and accounts receivable on our balance sheet as of September 30, 2010 and December 31, 2009, (see Note 13). Additionally for the year ended December 31, 2009 and the quarter ended March 31, 2010, the Company used the completed-contract method of revenue recognition for one system installation with a contract value of $12,000,000. Cost incurred in connection with this contract of approximately $5,557,000 and $9,461,000 as of December 31, 2009 and March 31, 2010, respectively, was recorded in costs and estimated earnings in excess of billings on uncompleted contracts. As this customer was unable to perform on its payment obligations under the contract, subsequent to the filing of its Form 10-Q for the first quarter, the Company took possession of the facility and a related power purchase agreement (PPA) in lieu of payment. The Company reclassified amounts recorded in costs and estimated earnings in excess of billings on uncompleted contracts due it of approximately $9,765,000 at the time it took possession of assets held for sale. Subsequent to taking possession of the facility, the Company incurred additional costs of approximately $251,000 to complete the facility, which are also recorded as assets held for sale.
The Company recorded the facility as an asset held for sale based on its evaluation of the guidance under paragraph FASB ASC 360-10-45-9 (see Note 11). Upon completion of the facility during the quarter ended June 30, 2010, the Company obtained financing of $3.9 million collateralized by the facility. The facility is generating cash flows from operations. During the quarter ended September 30, 2010, the Company received cash of approximately $3,346,000 from the United States Treasures as payment under Section 1603, Payment for Specified Energy Property in Lieu of Tax Credits. This amount was netted against the asset held for sale on our balance sheet. The facility was placed in service on May 26, 2010 and generated revenues of approximately $432,000 during the quarters ended June 30 and September 30, 2010. Under the terms of the PPA the counterparty is obligated to pay for all power generated by the facility at specified price levels through May 26, 2035.
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
     Allowance for doubtful accounts — The Company regularly monitors and assesses the risk of not collecting amounts owed to the Company by customers. This evaluation is based upon a variety of factors including: an analysis of amounts current and past due along with relevant history and facts particular to the customer. It requires the Company to make significant estimates, and changes in facts and circumstances could result in material changes in the allowance for doubtful accounts. At September 30, 2010 and December 31, 2009 the Company recorded an allowance of approximately $28,000 and $395,000, respectively.
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
     Product warranties — We offer the industry standard of 20 years for our solar modules and industry standard five (5) years on inverter and balance of system components. Due to the warranty period, we bear the risk of extensive warranty claims long after we have shipped product and recognized revenue. In our cable, wire and mechanical assemblies business, historically our warranty claims have not been material. In our solar photovoltaic business our greatest warranty exposure is in the form of product replacement. Until the third quarter of fiscal 2007, the Company purchased its solar panels from third-party suppliers and since the third-party warranties are consistent with industry standards we considered our financial exposure to warranty claims immaterial. Certain photovoltaic construction contracts entered into during the year ended December 31, 2007 included provisions under which the Company agreed to provide warranties to the buyer, and during the quarter ended September 30, 2007, the Company began installing its own manufactured solar panels. As a result, the Company recorded the provision for the estimated warranty exposure on these contracts within cost of sales. Since the Company does not have sufficient historical data to estimate its exposure, we have looked to our own historical data in combination with historical data reported by other solar system installers and manufacturers. In our cable, wire and mechanical assemblies business our current standard product warranty for our mechanical assembly product ranges from one to five years. The Company has recorded a warranty provision of approximately $24,000 and $138,000 for the three months ended September 30, 2010 and 2009, respectively. The Company has recorded a warranty provision of approximately $201,000 and $364,000 for the nine months ended September 30, 2010 and 2009, respectively.
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
     Aggregate net foreign currency transaction gains included in the statement of operations was approximately $122,000 for the three months ended September 30, 2010 and aggregate net foreign currency transaction losses included in the statement of operations was approximately $7,000 for the three months ended September 30, 2009 primarily due to the fluctuations of the value of the Euro to the U.S. Dollar. Aggregate net foreign currency transaction losses included in the statement of operations was approximately $1,073,000 and $17,000 for the nine months ended September 30, 2010 and 2009, respectively primarily due to the decline of the value of the Euro to the U.S. Dollar.
     Comprehensive income (loss) — FASB ASC 220 “Reporting Comprehensive Income,” establishes standards for reporting comprehensive income and its components in a financial statement that is displayed with the same prominence as other financial statements.

     Comprehensive income, as defined, includes all changes in equity during the period from non-owner sources. Examples of items to be included in comprehensive income, which are excluded from net income, include foreign currency translation adjustments and unrealized gain (loss) of available-for-sale securities. For the three and nine months ended September 30, 2010, comprehensive loss from currency translation was equal to approximately $8,000. For the three and nine months ended September 30, 2009, comprehensive loss was equal to the net loss for all periods.
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
Results of Operations
Three and Nine Months Ended September 30, 2010, as compared to Three and Nine Months Ended September 30, 2009
Net Sales
     Net sales for the three months ended September 30, 2010 decreased 81.9% to approximately $4,025,000 from approximately $22,280,000 for the three months ended September 30, 2009.
     Net sales for the three months ended September 30, 2010, in the photovoltaic installation, integration and product sales segment, decreased 83.1% to approximately $3,614,000 from approximately $21,330,000 for the three months ended September 30, 2009. The decrease in sales in this segment was attributable to the decrease in revenue from installation and integration sales due to delayed new project starts and product sales because of longer development times and inflows of working capital due to collection of our accounts receivable on other projects. The Company expects installation and integration revenues will increase during subsequent quarters as new projects begin.
     Net sales for the three months ended September 30, 2010, in the cable, wire and mechanical assemblies segment, decreased 56.7% to approximately $411,000 from approximately $950,000 for the three months ended September 30, 2009. The decrease is attributable to a decrease in sales to one customer who continued to push out delivery of orders previously placed. This is the legacy segment of the Company’s business. The Company expects to continue to service the customers it has in this segment. Sales in this segment are expected to fluctuate from quarter to quarter during fiscal year 2010.
     Net sales for the nine months ended September 30, 2010 decreased 45.9% to approximately $20,807,000 from approximately $38,475,000 for the nine months ended September 30, 2009.
     Net sales for the nine months ended September 30, 2010, in the photovoltaic installation, integration and product sales segment, decreased 49.5% to approximately $18,027,000 from approximately $35,691,000 for the nine months ended September 30, 2009. The decrease in sales in this segment was attributable to decreased revenue from installation and integration sales and product sales. The Company expects installation and integration revenues will increase during subsequent quarters as new projects begin.
     Net sales for the nine months ended September 30, 2010, in the cable, wire and mechanical assemblies segment was relatively unchanged at approximately $2,780,000 and $2,784,000 for the nine months ended September 30, 2010 and 2009, respectively. This is the legacy segment of the Company’s business. The Company expects to continue to service the customers it has in this segment. Sales in this segment are expected to fluctuate from quarter-to-quarter during fiscal year 2010.
     During the three and nine months ended September 30, 2010, the Company did not operate in the franchise portion of the segment franchise/product distribution operations. The Company discontinued its franchise operations in the third quarter of 2009 and this segment’s solar product sales have been combined with the photovoltaic installation, integration and product sales segment.

Cost of Goods Sold
     Cost of goods sold was approximately $3,470,000 (86.2% of net sales) and approximately $17,143,000 (76.9% of net sales) for the three months ended September 30, 2010 and 2009, respectively.
     Cost of goods sold in the photovoltaic installation, integration and product sales segment was approximately $3,173,000 (87.8% of sales) for the three months ended September 30, 2010 compared to approximately $16,587,000 (77.8% of net sales) for the three months ended September 30, 2009. The increase in costs of goods sold as a percentage of sales over the comparative period is attributable to the decrease in construction activity and sales volume which would have absorbed overhead.
     Cost of goods sold in the cable, wire and mechanical assembly segment were approximately $297,000 (72.3% of net sales) for the three months ended September 30, 2010 compared to approximately $556,000 (58.5% of net sales) for the three months ended September 30, 2009. The increase is attributable to a change in product mix during the quarter. The Company expects that costs will continue to vary with product mix in this segment.
     Cost of goods sold was approximately $18,518,000 (89.0% of net sales) and approximately $31,150,000 (81.0% of net sales) for the nine months ended September 30, 2010 and 2009, respectively.
     Cost of goods sold in the photovoltaic installation, integration and product sales segment was approximately $16,728,000 (92.8% of sales) for the nine months ended September 30, 2010 compared to approximately $29,521,000 (82.7% of net sales) for the nine months ended September 30, 2009. The increase in costs of goods sold as a percentage of sales over the comparative period is attributable to the decrease in construction activity and sales volume which would have absorbed overhead.
     Cost of goods sold in the cable, wire and mechanical assembly segment was approximately $1,790,000 (64.4% of net sales) for the nine months ended September 30, 2010 compared to approximately $1,629,000 (58.5% of net sales) for the nine months ended September 30, 2009. The increase is attributable to a change in product mix during the quarter. The Company expects that costs will continue to vary with product mix in this segment.
     During the three and nine months ended September 30, 2010, the Company did not operate in the franchise portion of the segment franchise/product distribution operations. The Company discontinued its franchise operations in the third quarter of 2009 and this segment’s solar product costs of goods sold have been combined with the photovoltaic installation, integration and product sales segment.
General and Administrative Expense
     General and administrative expense was approximately $1,636,000 and $2,100,000 for the three months ended September 30, 2010 and 2009, respectively, a decrease of 22.1%. The decrease in costs for the three months ended September 30, 2010 over the comparative period is primarily due to decreases in employee-related costs and depreciation over the comparative period due to staff reductions and assets that are fully depreciated. Significant elements of general and administrative expense for the three months ended September 30, 2010 were employee related expenses of approximately $635,000, professional and consulting fees of approximately $517,000, rent, telephone and utilities of approximately $120,000, travel and lodging of approximately $22,000, depreciation expense of approximately $75,000 and stock-based compensation expense of approximately $9,000. Significant elements of general and administrative expense for the three months ended September 30, 2009 were employee related expenses of approximately $1,220,000, professional and consulting fees of approximately $217,000, rent, telephone and utilities of approximately $262,000, travel and lodging of approximately $36,000, depreciation expense of approximately $120,000 and stock-based compensation expense of approximately $117,000. The Company expects that due to its cost reduction efforts, general and administrative expense will decrease in the future.
     General and administrative expense was approximately $5,999,000 and $6,533,000 for the nine months ended September 30, 2010 and 2009, respectively, a decrease of 8.2%. The decrease in costs for the nine months ended September 30, 2010 over the comparative period is primarily due to decreases in employee costs partially offset by increases in professional and consulting expenses over the comparative period. Significant elements of general and administrative expense for the nine months ended September 30, 2010 were employee-related expenses of approximately $2,418,000, professional and consulting fees of approximately $1,513,000, rent, telephone and utilities of approximately $350,000, travel and lodging of approximately $108,000, depreciation expense of approximately $273,000 and stock-based compensation expense of approximately $110,000. Significant elements of general and administrative expense for the nine months ended September 30, 2009 were employee-related expenses of approximately $3,424,000, professional and consulting fees of approximately $724,000, rent, telephone and utilities of approximately $514,000, travel and lodging of approximately $126,000, depreciation expense of approximately $343,000, and stock-based compensation expense of approximately $356,000. The Company expects that, due to its cost reduction efforts, general and administrative expense will decrease in the future.
Sales, Marketing and Customer Service Expense
     Sales, marketing and customer service expense was $1,035,000 and $1,145,000 for the three months ended September 30, 2010 and 2009, respectively, a decrease of 9.6%. The decrease in sales, marketing and customer service expense over the comparative period was primarily due to decreases in franchise-related expenses and consulting fees partially offset by increases in employee costs and commission expense. Significant elements of sales, marketing and customer service expense for the three months ended September 30, 2010 were employee-related expense of approximately $597,000, advertising expense of approximately $21,000, stock-based compensation expense of approximately $17,000, commission expense of approximately $382,000, rent, telephone and utilities of approximately $56,000, customer care costs of approximately $6,000 and travel expenses of approximately $16,000. Significant elements of sales, marketing and customer service expense for the three months ended September 30, 2009 were employee-related expense of approximately $373,000, advertising expense of approximately $39,000, stock-based compensation expense of approximately $36,000, commission expense of approximately $222,000, rent telephone and utilities of approximately $43,000, business development costs of approximately $20,000, settlement costs with the Company’s franchisees of approximately $258,000, customer care costs of approximately $39,000, and travel expenses of approximately $32,000. The Company expects that sales, marketing and customer service expense will continue at similar amounts in future periods.
     Sales, marketing and customer service expense was $3,093,000 and $2,780,000 for the nine months ended September 30, 2010 and 2009, respectively, an increase of 11.3%. The increase in sales, marketing and customer service expense over the comparative period was primarily due to increases in employee-related costs and commission expense related to the development new projects under EPC arrangements. Significant elements of sales, marketing and customer service expense for the nine months ended September 30, 2010 were employee-related expense of approximately $1,577,000, advertising expense of approximately $113,000, stock-based compensation expense of approximately $67,000, commission expense of approximately $758,000, rent, telephone and utilities of approximately $202,000, consulting fees approximately $115,000, customer care costs of approximately $57,000 and travel expenses of approximately $89,000. Significant elements of sales, marketing and customer service expense for the nine months ended September 30, 2009 were employee-related expense of approximately $1,286,000, advertising expense of approximately $155,000, stock-based compensation expense of approximately $105,000, commission expense of approximately $289,000, rent telephone and utilities of approximately $113,000, business development costs of approximately $90,000, settlement costs with the Company’s franchisees of approximately $258,000 customer care costs of approximately $92,000 and travel expenses of approximately $88,000. The Company expects that sales, marketing and customer service expense will continue at similar amounts in future periods.
Engineering, design and product management
     Engineering, design and product management expense was $220,000 and $228,000 for the three months ended September 30, 2010 and 2009, respectively. The decrease in engineering, design and product management costs primarily related to decreases in employee and product certification costs partially offset by increases in professional fees incurred to register our intellectual property. Significant elements of product development expense for the three months ended September 20, 2010 were employee-related expense of approximately $110,000, product development and certification costs of approximately $19,000, professional and consulting fees of approximately $77,000 and stock-based compensation costs of $7,000. Significant elements of product development expense for the three months ended September 30, 2009 were employee-related expense of approximately $117,000 and product certification and testing costs of approximately $96,000. The Company expects that product development costs will continue at their current rate in fiscal 2010.
     Engineering, design and product management expense was $803,000 and $626,000 for the nine months ended September 30, 2010 and 2009, respectively. The increase in engineering, design and product management costs primarily related to increases in employee costs. Significant elements of product development expense for the nine months ended September 20, 2010 were employee-related expense of approximately $472,000, product development and certification costs of approximately $151,000, professional and consulting fees of approximately $98,000 and stock-based compensation costs of $55,000. Significant elements of product development expense for the nine months ended September 30, 2009 were employee-related expense of approximately $351,000 and product certification and testing costs of approximately $239,000. The Company expects that product development costs will continue at their current rate in fiscal 2010.
Interest income / expense
     Net, interest expense was approximately $287,000 and $5,000 for the three months ended September 30, 2010 and 2009, respectively. Interest expense consisted of interest expense of approximately $2,000 on the Company’s capital lease and loans payable, approximately $208,000 to suppliers on accounts payable financing and approximately $77,000 on the loan financing the Company’s power generation facility recorded as an asset held for sale.
     Net, interest expense was approximately $330,000 and $29,000 for the nine months ended September 30, 2010 and 2009, respectively. Interest expense consisted of interest expense of approximately $18,000 on the Company’s capital lease and loans payable, approximately $208,000 to suppliers on accounts payable financing and approximately $104,000 on the loan financing the Company’s power generation facility recorded as an asset held for sale.
Other income / expense, net
     Other income, net was approximately $25,000 and $79,000 for the three months ended September 30, 2010 and 2009, respectively. Other income, net for the three months ended September 30, 2010 consisted of approximately $122,000 of currency exchange gain resulting primarily from the improvement in the exchange between the U.S. dollar and the Euro, approximately $39,000 of economic stimulus funds received by our PRC company from the Chinese government offset by approximately $142,000 of costs expended on preliminary design for a new factory facility and approximately $5,000 of other expense. Other income, net for the three months ended September 30, 2009 consisted of approximately $84,000 of economic stimulus funds received by our PRC Company from the Chinese government offset by approximately $5,000 of currency exchange loss.
     Other expense, net was approximately $1,160,000 for the nine months ended September 30, 2010. Other income, net was approximately $64,000 for the nine months ended September 30, 2009. Other income, net for the nine months ended September 30, 2010 consisted of approximately $1,073,000 of currency exchange loss resulting primarily from currency exchange between the U.S. dollar and the Euro and approximately $142,000 of costs expended on preliminary design for a new factory facility, offset by approximately $49,000 of economic stimulus funds received by our PRC company from the Chinese government and approximately $6,000 of other income. Other income, net for the nine months ended September 30, 2009 consisted of approximately $83,000 of economic stimulus funds received by our PRC Company from the Chinese government offset by approximately $13,000 of expense related to a sublease and approximately $8,000 of currency exchange loss.
Income Tax Expense
     The Company provided income tax expense of approximately $0 and $3,200 each for the three and nine months ended September 30, 2010 and 2009, respectively. The Company is currently in a net loss position and has only provided for statutory minimum taxes.

Liquidity and Capital Resources
     A summary of the sources and uses of cash and cash equivalents is as follows:

	Nine Months Ended	Nine Months Ended
(in thousands)	September 30, 2010	September 30, 2009
Net cash used in operating activities	$(137)	$(7,190)
Net cash used in investing activities	(24)	(21)
Net cash provided by financing activities	2,440	10,601

Net increase in cash and cash equivalents	$2,279	$3,390

     As of September 30, 2010 and December 31, 2009, we had approximately $5,399,000 and $3,136,000 in cash and cash equivalents, respectively.
     Net cash used in operating activities of approximately $137,000 for the nine months ended September 30, 2010 was primarily a result of a net loss of approximately $9,099,000, offset by non-cash items included in net loss, consisting of depreciation of approximately $424,000 related to property and equipment, stock-based compensation expense of approximately $231,000, bad debt expense of approximately $519,000 primarily due to the un-collectability of a receivable from one customer and loss on disposal of fixed assets of approximately $9,000. Also contributing to cash used in operating activities were a decrease in our accounts and note receivable of approximately $14,546,000 as a result of collection of accounts receivable related to solar photovoltaic business segment, an increase in costs and estimated earnings in excess of billing on uncompleted contracts of approximately $193,000 on large construction projects, an increase in inventories of approximately $1,292,000 due to procurement of material not yet installed on construction projects, decrease in asset held for sale of $1,115,000 from the receipt of grant-in-lieu of tax credit funding from the U.S. Treasury, an increase in prepaid expenses and other current assets of approximately $366,000, a decrease in accounts payable of approximately $7,596,000, a decrease in income taxes payable of approximately $134,000, an increase in billings in excess of costs and estimated earnings on uncompleted contracts of approximately $4,383,000, an increase in deferred revenue of approximately $18,000, and a decrease in accrued liabilities of approximately $1,204,000.
     Net cash used in investing activities of approximately $24,000 for the nine months ended September 30, 2010 primarily relates to acquisition of property, plant and equipment of approximately $24,000.
     Net cash provided by financing activities was approximately $2,440,000 for the nine months ended September 30, 2010 related to financing of the Company’s power generating facility of approximately $3,798,000 (net of loan fees) offset by principal payments on our notes and capital leases payable of approximately $297,000, an increase in restricted cash of $1,061,000 related to the financing of our power generating facility.
Capital Resources and Material Known Facts on Liquidity
     In the short-term we do not expect any material change in the mix or relative cost of our capital resources. As of September 30, 2010, we had approximately $5,399,000 in cash and cash equivalents and approximately $1,341,000 of restricted cash held in our name in interest bearing accounts consisting of approximately $285,000 with the lender financing our power generation facility, approximately $1,000,000 held by the lender of our customer as collateral for such loan, approximately $35,000 held by our bank as collateral for our merchant account transactions and approximately $19,000 as collateral for a credit card issued to the Company.
     The current economic conditions of the U.S. market, coupled with reductions of solar incentives in Europe have presented challenges to us in generating the revenues and or margins necessary for us to create positive working capital. While our sales pipeline of solar system construction projects continues to grow such projects encumber associated working capital until project completion or earlier customer payment, and our revenues are highly dependent on third party financing for these projects. As a result, revenues remain difficult to predict and we cannot assure shareholders and potential investors that we will be successful in generating positive cash from operations. Knowing that revenues are unpredictable, our strategy has been to manage spending tightly by reducing to a core group of employees in our China and U.S. offices, and to outsource the majority of our construction workforce.
     Over the past three years we have sustained losses from operations and have relied on equity financing to provide working capital. We have been actively working with additional potential investors to ensure that we have additional equity available to us as needed. In addition, we are working on sources of project financing as well as asset backed credit facilities. The issues involved with closing and receiving payment on two major projects (Aerojet 1 and Aerojet 2) have severely hindered the Company’s ability to create and leverage working capital. The Company had an outstanding receivable of approximately $9 million dollars from its customer, Solar Tax Partners 1, LLC (“STP1”) on the Aerojet 1 project for the first eight months or 2010 which it originally expected to collect in December, 2009. The impact of waiting for that working capital required the Company to optimize cash on hand and negotiate extended terms with our suppliers resulting in increased accounts payable. The limits on available working capital caused by these events and inability to obtain additional credit from our suppliers impacted the Company’s ability to start and complete projects per original schedules. The inability of our customer to complete its purchase of the Aerojet 2 project, resulting in the Company taking possession of the project and recording it as an asset held for sale caused further constraints on our working capital. The company received payment for the majority of the outstanding receivable due on Aerojet 1 from STP1 in August 2010, allowing the Company to satisfy obligations to suppliers and enabled more effective management working capital. To mitigate future impact on working capital requirements the Company is planning to finance future projects through construction financing or payment terms from the end customer.
     We believe the funds generated by the collection of our accounts receivable, notes receivable and costs and estimated earnings in excess of billings on uncompleted contracts, the anticipated revenues of our operations, the sale of our asset held for sale and reductions in operating expenses, continued management of our supply chain, and potential funds available to us through debt and equity financing, are adequate to fund our anticipated cash needs through the next twelve months. We anticipate that we will retain all earnings, if any, to fund future growth in the business. Although we believe we have effectively implemented cash management controls to meet ongoing obligations, there are no assurances that we will not be required to seek additional working capital through debt or equity offerings. If such additional working capital is required, there are no assurances that such financing will be available on favorable terms to the Company, if at all.
Off-Balance Sheet Arrangements
None
Item 4.
Controls and Procedures
Evaluation of Disclosure Controls and Procedures
     Our management, with the participation and under the supervision of our principal executive officer and our principal financial officer, reviewed and evaluated the effectiveness of the design and operation of our disclosure controls and procedures, interim period three and nine months ended September 30, 2010 covered by this report, as required by Securities Exchange Act Rule 13a-15, and concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed in our reports filed with the Securities and Exchange Commission pursuant to the Securities Exchange Act of 1934 is accumulated and communicated to management timely, including our principal executive officer and principal financial officer. Based on this evaluation, our principal executive officer and principal financial officer have concluded that, as of the end of the interim period covered by this report, our disclosure controls and procedures are effective to ensure that we record, process, summarize, and report information required to be disclosed in the reports we filed under the Securities Exchange Act of 1934 within the time periods specified by the Securities and Exchange Commission’s rules and regulations.
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
     A material weakness related to contract administration was identified by our Auditors in early May 2010 as a result of their inquiries performed in connection with their audit of our financial statements. As a result of such inquiries it was determined that, for one contract, we had not billed the customer according to the terms implied by the original contract. We determined that this material weakness began in December 2009, when the contract was signed, as the billing terms of the original contract were not amended to reflect the updated terms with the customer.
Remediation Efforts
During the three and nine months ended September 30, 2010, we took and have now completed steps to enhance our internal controls over financial reporting to mitigate the possibility of this material weakness recurring. We have made changes and improvements to the overall design of our control environment to address the material weakness in internal control over financial reporting described above. In particular, we have implemented measures to standardize certain contract terms and provisions, to insure proper review of such agreements across projects, and to make judgments and assessments consistent with our revenue recognition policies prior to completion of a project. We also continue to place importance on internal control over financial reporting and have implemented following actions:
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
     There have been no changes to our internal controls over financial reporting during the quarter ended September 30, 2010 that materially affected or is reasonable likely to affect internal controls over financial reporting with the exception of the remediation efforts discussed above.
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
Changes in Internal Control over Financial Reporting
     There were no changes in the Company’s internal controls over financial reporting that occurred during the three months ended September 30, 2010 that have materially affected, or are reasonably likely to materially affect, its internal controls over financial reporting. The Company believes that a control system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the control system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within any company have been detected.

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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
     -None-
Item 3. Defaults Upon Senior Securities
     -None-
Item 4.
     [Removed and Reserved]
Item 5. Other Information
     -None-
Item 6. Exhibits

10.1	Agreement dated June 22, 2010, incorporated by reference to Form 8-K filed with the SEC on August 4, 2010

10.2	Intercreditor Agreement dated June 22, 2010, incorporated by reference to Form 8-K filed with the SEC on August 4, 2010

10.3	Acknowledgement, Confirmation and Estoppel dated June 22, 2010, incorporated by reference to Form 8-K filed with the SEC on August 4, 2010

10.4	Continuing Guaranty by Steven C. Kircher dated June 22, 2010, incorporated by reference to Form 8-K filed with the SEC on August 4, 2010

10.5	Continuing Guaranty by Kircher Family Irrevocable Trust dated June 22, 2010, incorporated by reference to Form 8-K filed with the SEC on August 4, 2010

10.6	Stock Pledge Agreement by Kircher Family Irrevocable Trust dated June 22, 2010, incorporated by reference to Form 8-K filed with the SEC on August 4, 2010

31.1	Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report on Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized.

SOLAR POWER, INC.

Date: November 15, 2010	/s/ Joseph G. Bedewi
Joseph G. Bedewi,
Chief Financial Officer (Principal Accounting Officer and Principal Financial Officer)

Exhibit Index

10.1	Agreement dated June 22, 2010, incorporated by reference to Form 8-K filed with the SEC on August 4, 2010

10.2	Intercreditor Agreement dated June 22, 2010, incorporated by reference to Form 8-K filed with the SEC on August 4, 2010

10.3	Acknowledgement, Confirmation and Estoppel dated June 22, 2010, incorporated by reference to Form 8-K filed with the SEC on August 4, 2010

10.4	Continuing Guaranty by Steven C. Kircher dated June 22, 2010, incorporated by reference to Form 8-K filed with the SEC on August 4, 2010

10.5	Continuing Guaranty by Kircher Family Irrevocable Trust dated June 22, 2010, incorporated by reference to Form 8-K filed with the SEC on August 4, 2010

10.6	Stock Pledge Agreement by Kircher Family Irrevocable Trust dated June 22, 2010, incorporated by reference to Form 8-K filed with the SEC on August 4, 2010

31.1	Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002