Form 10-K
period 2010-12-31
Solar Power, Inc.
filed 2011-03-14
CIK 1210618

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2010
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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐(Do not check if a smaller reporting company)	Smaller reporting company ☑
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
The number of shares of registrant’s common stock outstanding as of February 28, 2011 was 98,128,523.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s Definitive Proxy Statement for its Annual Meeting of Stockholders, which Definitive Proxy Statement will be filed with the Securities and Exchange Commission not later than 120 days after the registrant’s fiscal year-ended December 31, 2010, are incorporated by reference into Part III of this Form 10-K; provided, however, that the Compensation Committee Report, the Audit Committee Report and any other information in such proxy statement that is not required to be included in this Annual Report on Form 10-K, shall not be deemed to be incorporated herein by reference or filed as a part of this Annual Report on Form 10-K

PART I
     As used in this Annual Report on Form 10-K, unless otherwise indicated, the terms “we,” “us,” “our” and “the Company” refer to Solar Power, Inc., a California corporation and its wholly-owned subsidiaries.
     Our Annual Report on Form 10-K for the fiscal year ended December 31, 2010, and information we provide in our press releases, telephonic reports and other investor communications, including those on our website, may contain forward-looking statements with respect to anticipated future events and our projected financial performance, operations and competitive position that are subject to risks and uncertainties that could cause our actual results to differ materially from those forward-looking statements and our expectations.
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
     Such risks and uncertainties include, without limitation, our ability to raise capital to finance our operations, the effectiveness, profitability and the marketability of our services, our ability to protect our proprietary information, general economic and business conditions, the impact of new or disruptive technological developments and competition, adverse results of any legal proceedings, the impact of current, pending or future legislation and regulation of the solar power industry, our ability to enter into acceptable relationships with one or more of our suppliers for panel components and the ability of such suppliers to manufacture products or components of an acceptable quality on a cost-effective basis, our ability to attract or retain qualified senior management personnel, including sales and marketing and technical personnel and other risks detailed from time to time in our filings with the SEC, including those described in Item 1A below. We do not undertake any obligation to update any forward-looking statements.
ITEM 1 — BUSINESS
Overview
     We previously manufactured photovoltaic panels or modules and balance of system components in our Shenzhen, China manufacturing facility, which operations were effectively closed in December 2010. We continue to manufacture balance of system components, including our proprietary racking systems such as SkyMount and Peaq on an OEM basis. We sold these products through three distinct sales channels: 1) direct product sales to international and domestic markets, 2) our own use in building commercial and residential solar projects in the U.S., and 3) our authorized dealer network who sell our Yes! branded products in the U.S. and European residential markets. In 2010 we discontinued our Yes! Authorized dealer network and Yes! branded products and our residential installation business, as our strategy and focus shifted solely to solar commercial and utility projects. In addition to our solar revenue, we generate revenue from our cable, wire and mechanical assembly business. Our cable, wire and mechanical assemblies products were also manufactured in our China facility and sold in the transportation and telecommunications markets and we will continue this business in China. We shut down our manufacturing operations because we could not achieve scale with other solar manufacturing operations in China and we were able to source modules at a price lower than our manufacturing costs from Chinese manufacturers with larger scale operations. As part of this change in our strategy we sought and obtained a strategic partner in China with large scale manufacturing operations. The strategic partner made a significant investment in our business that provided significant working capital and broader relationships that will allow us to more aggressively pursue commercial and utility projects in our pipeline. This strategic partner strengthens our position in the solar industry. We maintain a strategic office in Shenzhen China that is principally responsible for our ongoing procurement, logistics and design support for our products, and data systems for monitoring and managing solar energy facilities which we either own or maintain under operations and maintenance agreements.
Subsequent to year end, the investment by our strategic partner strengthened our balance sheet, which will enable the acceleration of the development of our project pipeline, which primarily consists of utility and commercial distributed generation systems. We now intend to aggressively grow our pipeline in both the U.S. and European markets and accelerate our construction of multiple projects simultaneously.

Business Development
Our Subsidiaries
     Our business was conducted through our wholly-owned subsidiaries, SPIC, Inc. (“SPIC”), Yes! Solar, Inc. (“YES”), Yes! Construction Services, Inc. (“YCS”), International Assembly Solutions, Limited (“IAS HK”) and IAS Electronics (Shenzhen) Co., Ltd. (“IAS Shenzhen”). Beginning in 2010 and continuing we are eliminating subsidiaries as we consolidate our business operations in the Company to focus more strategically on commercial and utility construction projects.
     Previously, SPIC and YCS were engaged in the business of design, sales and installation of photovoltaic (“PV”) solar systems for commercial, industrial and residential markets. SPIC’s commercial construction operations were combined with ours on January 1, 2010. We discontinued the residential installation of YCS in October, 2010. The Company determined that discontinued operations treatment was not required due to the fact that the revenue generated from residential installations was included in its photovoltaic installation, integration and sales segment and was not material to that segment or total revenue.
     Previously, YES was engaged in the administration of our domestic dealer network and was engaged in the sales and administration of franchise operations. In August 2009, due to general economic conditions, YES discontinued the sale of franchises and converted its franchisees to authorized Yes! branded product dealers. In August 2010, due to general economic conditions, YES stopped its solicitation of new authorized dealers, and subsequently terminated all existing dealer agreements.
     IAS HK was engaged in sales of our cable, wire and mechanical assemblies business and the holding company of IAS Shenzhen. During 2010, the cable, wire and mechanical assemblies’ customers were transitioned to Solar Power, Inc.
     IAS Shenzhen was engaged in manufacturing our solar modules, our balance of solar system products and cable, wire and mechanical assemblies through fiscal 2010 and currently facilitates the manufacture of balance of systems products and cable, wire and mechanical assemblies’ products.
Industry Overview
     We believe 2011 will show continued growth in the Photovoltaic (“PV”) solar market. We anticipate demand to be in the range of approximately 18GW. The German market demand is expected to decline with the growth projected in the U.S., Italian and Japanese markets offsetting the projected drop in Germany. We expect additional potential upside growth from China, Canada and United Kingdom markets. Government policies, in the form of both regulation and incentives, have accelerated the adoption of solar technologies by businesses and consumers and have provided opportunities for developers to construct PV systems as an alternative to more traditional forms of power generation. The PV market is a global one. The global market has grown from 6.1GW in 2008 to an estimated 15.38GW in 2010. Germany has been the major driver of this growth from 1.8GW in 2008 to 8.1GW in 2010.*
     In the U.S. market, solar is growing as well. The U.S. market is anticipated to reach 2.3GW in 2011, up from 900MW in 2010. Incentives have been extended that will support this growth and a pipeline of projects is in place that substantiate the 2.3GW forecast.*

*     Source, Roth Capital Partners Cleantech Industry Report dated January 5, 2011
Our Strategy
     Our current business strategy is to develop Solar Energy Facilities (“SEF”), while controlling our supply chain including engineering, procurement, construction, and manufacturing, to ensure top-quality products, systems and margin optimization. We presently are focused on the following steps to implement our business strategy:
•	Engineering, procurement, and construction excellence. As an experienced designer and builder of small and large scale solar systems, we are in a position to identify potential efficiencies at a system level. Our experience in design and construction has lead to innovative products and construction techniques that result in lower cost per watt installations than our competitors.

•	High quality, low cost product design and manufacturing. Our management team has extensive experience in designing and manufacturing products in China. The recent investment of our strategic partner has given us access to a strong material supply source for solar modules and the ability to provide bankable modules to our projects. We will be working closely with our partner to maintain the high standards of quality we have produced internally in the past.

•	Asset Management Services. Through our unique system monitoring products and capabilities, we are able to offer our customers superior system reporting capabilities, system uptime, and operation and maintenance services.
Products and Services
     We are a designer, integrator and installer of photovoltaic power systems to a variety of customers. In addition to building solar systems using our products, we may sell solar modules and our balance of system components to other integrators in the U.S., Asian, and European markets. For the fiscal year ended December 31, 2010 we recorded net sales of approximately $30,719,000 from the sale of solar panels, balance of system products and sales and installation of our photovoltaic power systems, representing 90.3% of our total sales. Nine (9) customers in this group represented 68.7% of our total net sales. We anticipate that our revenue will shift to a higher percentage of SEF sales.
     Additionally, for the fiscal year ended December 31, 2010, net sales in our cable, wire and mechanical assemblies segment was $3,317,000 or 9.7% of our total net sales.
Intellectual Property
     We rely and will continue to rely on trade secrets, know-how and other unpatented proprietary information in our business. We have the following trademarks: Yes! Solar Solutions, Yes!, and SkyMount®. We have filed applications to register the following trademarks: ClickRack and Peaq for use with our solar product brands. In addition, we have four PCT applications, four provisional patents pending, one patent application and one design application for certain proprietary technologies.
Competition
     The solar power market is intensely competitive and rapidly evolving and we compete with major international and domestic companies. Our major competitors in the development of SEFs include totally vertically integrated companies such as Sun Power Corporation and First Solar, and companies such as Sun Edison (a wholly owned subsidiary of MEMC Electronic Materials, Inc.) plus numerous regional developers. We compete in the sale of our balance of system products with other manufacturers of racking systems for solar modules. The entire solar industry also faces competition from other power generation sources, both conventional sources as well as other emerging technologies. Solar power has certain advantages and disadvantages when compared to other power generating technologies. The advantages include the ability to deploy products in many sizes and configurations, to install products almost anywhere in the world, to provide reliable power for many applications, to serve as both a power generator and the skin of a building and to eliminate air, water and noise emissions.
Manufacturing and Assembly Capabilities
     Through 2010 we manufactured solar modules and balance of system products in our manufacturing facility in Shenzhen, China. As described previously we no longer manufacture solar modules but continue to manufacture balance of system products. Our knowledge and experience in manufacturing and assembly operations in China gives us a competitive advantage in the production of solar module and balance of system products. Our senior management has broad experience in the manufacturing of liquid crystal displays and electronic module assemblies. The manufacturing and assembly process of these products is not unlike the manufacturing and assembly of solar modules and balance of system products. It is our goal to continue to strive to reduce costs in the overall solar system cost to the end customer with the ultimate goal to make the actual installed cost of solar equivalent to the comparable cost of grid based energy without rebate. These overall reductions in cost will be delivered by reducing labor installation costs through better system design and kit packaging and reductions in module and balance of system costs by focusing on driving prices down on these commodity types of products.
Suppliers
          There are numerous suppliers of solar modules in the industry and we have sourced modules from several of them through 2010. There does not appear to be a shortage of modules or raw materials used in the manufacture of solar modules required for our

SEFs. We anticipate that our primary source of modules will be through our strategic partner, LDK Solar Ltd., although we are not contractually obligated to purchase solely from LDK Solar Ltd.
Sales and Marketing
     Our products and services are largely represented through our company’s sales force located in California. To ensure adequate coverage of the markets we are targeting, we rely on a series of outside sales representatives to cultivate opportunities. These representatives currently cover Europe, Asia, and sections of the United States.
Employees
     As of December 31, 2010, we had approximately 217 full-time employees comprised of 39 employees in the U.S, and the balance working in our Shenzhen, China engineering and manufacturing operation. None of our employees is represented by a labor union nor are we organized under a collective bargaining agreement. We have never experienced a work stoppage and believe that our relations with our employees are good.

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
Risks Related to Our Business
We have limited experience constructing solar systems on a commercial basis and have a limited operating history on which to base our prospects and anticipated results of operations.
We commenced solar power-related operations in June 2006 and began manufacturing solar modules in April 2007. Our IAS (Shenzhen) Electronics Co., Ltd. subsidiary completed its first mechanical assembly manufacturing line in May 2005 and began commercial shipment of its cable, wire and mechanical products in June 2005. Our operating focus has shifted principally to the construction of Solar Energy Facilities (“SEFs”). A SEF is a complete solar array that is designed and constructed to produce electricity from the sun (DC power) and then convert it, as necessary to AC power through an inverter to produce power for the end user. We have constructed SEFs mounted on rooftops, parking lot structures and on the ground. Moreover, due to strategic change in our focus and revenue generating efforts, our prior operating history, and our historical operating results may not provide a meaningful basis for evaluating our business, financial performance and prospects. We have incurred net losses since our inception and, as of December 31, 2010, had an accumulated deficit of $34 million. We may be unable to achieve or maintain profitability in the future.

Our business strategy depends on the widespread adoption of solar power technology and economics for the construction of Solar Energy Facilities (“SEFs”), and if demand for such facilities fails to develop sufficiently, our revenues and ability to achieve or maintain profitability could be harmed.
While the demand for SEFs is emerging and rapidly evolving, its future success is uncertain. If solar power technology proves unsuitable for widespread commercial deployment or if demand for SEFs fails to develop sufficiently, we may not be able to generate enough revenues to achieve and sustain profitability. The factors influencing the widespread adoption of solar power technology through the construction of SEFs include but are not limited to:
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
For many of our projects, our customers have entered into agreements to pay for solar energy over an extended period of time based on energy savings generated by our solar power systems, rather than paying us to construct a solar power system for them. For these types of projects, most of our customers choose to purchase solar electricity under a power purchase agreement with a financing company that contracts with us for the construction of the SEF. These structured finance arrangements are complex and rely heavily on the creditworthiness of the customer as well as required returns of the financing companies. Today the Company does not have an ownership interest in either the financing company or its customers. Depending on the status of financial markets, companies may be unwilling or unable to finance the cost of construction of the SEF. Lack of credit for our customers or restrictions on financial institutions extending such credit will severely limit our ability to grow our revenues.
Our operating results may fluctuate significantly from period to period; if we fail to meet the expectations of securities analysts or investors, our stock price may decline significantly.
Several factors can contribute to significant quarterly and other periodic fluctuations in our results of operations. These factors may include but are not limited to the following:
•	Timing of orders and the volume of orders relative to our capacity;

•	Availability of financing for our customers;

•	Availability and pricing of raw materials, such as solar cells and wafers and potential delays in delivery of components or raw materials by our suppliers. Solar cells represent over 50% of our direct material cost and fluctuations in pricing or availability of cells will have material impact to our costs and therefore, margins.

•	Delays in our product sales, design and qualification processes, which vary widely in length based upon customer requirements, and market acceptance of new products or new generations of products;

•	Pricing and availability of competitive products and services;

•	Changes in government regulations, tax-based incentive programs, and changes in global economic conditions;

•	Delays in installation of specific projects due to inclement weather;

•	Changes in currency translation rates affecting margins and pricing levels;

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
We act as the general contractor for our customers in connection with the installation of our solar power systems. All essential costs are estimated at the time of entering into the sales contract for a particular project, and these are reflected in the overall price that we charge our customers for the project. These cost estimates are preliminary and may or may not be covered by contracts between us or the other project developers, subcontractors, suppliers and other parties to the project. In addition, we require qualified, licensed subcontractors to install most of our systems. Shortages of such skilled labor could significantly delay a project or otherwise increase our costs. Should miscalculations in planning a project or defective or late execution occur, we may not achieve our expected margins or cover our costs. Additionally, many systems customers require performance bonds issued by a bonding agency. Due to the general performance risk inherent in construction activities, it is sometimes difficult to secure suitable bonding agencies willing to provide performance bonding. In the event we are unable to obtain bonding, we will be unable to bid on, or enter into, sales contracts requiring such bonding.
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
If there is an increase in the price of polysilicon, the corresponding increase in the cost of constructing SEFs may reduce the demand for SEFs, resulting in lower revenues and earnings.
Increases in polysilicon pricing could result in substantial downward pressure on the demand for SEFs due to the overall increase in the cost of production for such projects. Lessening demand for new SEFs may have a negative impact on our revenue and earnings, and adversely affect our business and financial condition.
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
A significant portion of our prior direct module and balance of system sales occured outside of the U.S. Changes in the feed-in tariffs in markets like Germany, Spain and Italy, will have material impact on the financial viability of solar systems in those markets. Consequentially, our ability to sell products into those markets will be impacted accordingly. Changes to international programs are not easily forecasted and may happen rapidly, causing significant changes in demand for solar products.
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
Moreover, we anticipate that our solar power installation will be subject to oversight and regulation in accordance with national and local ordinances relating to building codes, safety, environmental protection, utility interconnection and metering and related matters.

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
Our focus on developing a customer base that requires installation of a solar power system means that it may take longer to develop strong customer relationships or partnerships. Moreover, factors specific to certain industries also have an impact on our sales cycles. Some of our customers may have longer sales cycles that could occur due to the timing of various state and federal subsidies. These lengthy and challenging sales cycles may mean that it could take longer before our sales and marketing efforts result in revenue, if at all, and may have adverse effects on our operating results, financial condition, cash flows and stock price.
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
We are exposed to risks associated with product liability claims in the event that installation of our solar power systems results in injury or damage, and we have limited insurance coverage to protect against such claims and additionally those losses resulting from business interruptions or natural disasters.
Since our solar power systems are electricity-producing devices, it is possible that users could be injured or killed by our systems, whether by improper installation or other causes. As an installer of products that are used by consumers, we face an inherent risk of exposure to product liability claims or class action suits in the event that the installation of the solar power systems results in injury or damage. Moreover, to the extent that a claim is brought against us we may not have adequate resources in the event of a successful claim against us. We rely on our general liability insurance to cover product liability claims and have not obtained separate product liability insurance. The successful assertion of product liability claims against us could result in potentially significant monetary damages and, if our insurance protection is inadequate, could require us to make significant payments which could have a materially adverse effect on our financial results. Any business disruption or natural disaster could result in substantial costs and diversion of resources.
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
Our failure to raise additional capital or generate the significant capital necessary to expand our operations and construction of SEFs could reduce our ability to compete and could harm our business growth.
We expect that our existing cash and cash equivalents, together with collections of our accounts receivable and other cash flows from operations in 2011, will be sufficient to meet our anticipated cash needs for at least the next twelve months. However, the timing and amount of our working capital and capital expenditure requirements may vary significantly depending on numerous factors. The growth of our business depends on our ability to finance multiple services and projects simultaneously. In many cases we will need to fund development costs for large projects that we are going to build short term, pending finalization of project financing. These additional costs may result in greater fixed costs and operating expenses well in advance of the revenues to be gained. Without access to working capital from profitable operations, equity, or debt, our business cannot continue to grow.
We must effectively manage our growth.
Failure to manage our growth effectively could adversely affect our operations. Our ability to manage our planned growth will depend substantially on our ability to sell and manage our construction of SEFs in the market, maintain adequate capital resources for working capital, successfully hire, train and motivate additional employees, including the technical personnel necessary to staff our installation teams.
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
We are required to document and test our internal control procedures in order to satisfy the requirements of Section 404 of the Sarbanes-Oxley Act, which requires annual management assessments of the effectiveness of our internal control over financial reporting. Testing and maintaining internal control can divert our management’s attention from other matters that are important to our business. We expect to incur increased expense and to devote additional management resources to Section 404 compliance. We may not be able to conclude on an ongoing basis that we have effective internal control over financial reporting in accordance with Section 404. If we conclude that our internal control over financial reporting is not effective, we cannot be certain as to the timing of completion of our evaluation, testing and remediation actions or their effect on our operations since there is presently no precedent available by which to measure compliance adequacy. If we are unable to conclude that we have effective internal control over financial reporting, investors could lose confidence in our reported financial information, which could have a negative effect on the trading price of our stock.
Risks Related to Our International Operations
We may not be able to retain, recruit and train adequetly management personnel.
Our continued operations are dependent upon our ability to identify, recruit and retain adequate management personnel in China to perform certain jobs such as engineering of solar systems, developing and maintaining internet based platforms for monitoring of SEFs and producing and facilitating the shipment of materials necessary for the installation of SEFs. We require trained graduates of varying levels and experience and a flexible work force of semi-skilled operators. Many of our current employees come from the more remote regions of China as they are attracted by the wage differential and prospects afforded by our operations. With the growth currently being experienced in China and competing opportunities for our personnel, there can be no guarantee that a favorable employment climate will continue and that wage rates in China, where our products are manufactured, will continue to be internationally competitive.
We face risks associated with international trade and currency exchange.
We transact business in a variety of currencies including the U.S. dollar, the Chinese Yuan Renminbi, and Euros. We make all sales in both U.S. dollars and the Euro and we incurred approximately 13% of our operating expenses, such as payroll, land rent, electrical power and other costs associated with running our facilities in China, in RMB. Changes in exchange rates would affect the value of deposits of currencies we hold. In July 2005 the Chinese government announced that the RMB would be pegged to a basket of currencies, making it possible for the RMB to rise and fall relative to the U.S. dollar. We do not currently hedge against exposure to currencies. We cannot predict with certainty future exchange rates and thus their impact on our operating results. We do not have any long-term debt valued in RMB. Movements between the U.S. dollar, the Euro, and the RMB could have a material impact on our profitability.

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
Risks Related to our Common Stock
LDK Solar Co., Ltd. (“LDK”) controls us and may have conflicts of interest with other shareholders in the future.
     On January 5, 2011, the Company entered into a stock purchase agreement which, on an as-converted, fully-diluted basis, LDK will own approximately 70% of our common stock. As a result, LDK will have significant control of the election of our directors and may influence our corporate and management policies. LDK also has sufficient voting power to amend our organizational documents. The interests of LDK may not coincide with the interests of other holders of our common stock. LDK may also pursue, for its own account, acquisition opportunities that may be complementary to our business, and as a result, those acquisition opportunities may not be available to us. So long as LDK continues to own a significant amount of the outstanding shares of our common stock, it will continue to be able to strongly influence or effectively control our decisions, including potential mergers or acquisitions, asset sales and other significant corporate transactions. Although we will operate separately, there are no assurances that conflicts will not arise in the future.
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
We have significant “equity overhang” which could adversely affect the market price of our common stock and impair our ability to raise additional capital through the sale of equity securities.
     As of February 28, 2011, we had 98,128,523 shares of common stock outstanding. LDK Solar Co., Ltd. (“LDK”) holds 42,835,947 shares of common stock and, after the second closing occurs, will own 20,000,000 shares of Series A Preferred Stock which may be converted into shares of our common stock. The possibility that substantial amounts of our outstanding common stock may be sold by LDK or the perception that such sales could occur, often called “equity overhang,” could adversely affect the market price of our common stock and could impair our ability to raise additional capital through the sale of equity securities in the future.
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
ITEM 1B — UNRESOLVED STAFF COMMENTS
     None.
ITEM 2 — PROPERTIES
     Our prior manufacturing facilities consisted of 123,784 square feet, including 101,104 square feet of factories and 23,680 square feet of dorms, situated in an industrial suburb of Shenzhen, Southern China known as Long Gang. Only the state may own land in China. Therefore, we lease the land under our facilities, and our lease agreement gave us the right to use the land until December 31, 2010 at an annual rent of $229,134.
     On December 1, 2010 we leased approximately 3,900 square feet of office space to accommodate our support services operations in Shenzhen, China. The tem of the lease is three years and expires on November 30, 2013 at an annual rent of approximately $38,334.
     Our corporate headquarters are located in Roseville, California in a space of approximately 19,000 square feet. The five year lease commenced on August 1, 2007 and expires in July 2012. The rent was $342,972 per year for the first year, $351,540 for the second year, $360,336 for the third year, is $369,336 for the fourth year and $378,576 for the remainder of the lease. The Company has an option to renew for an additional five years.
     Our retail outlet was located in Roseville, California in a space of approximately 2,000 square feet. The five year lease commenced in October 2007 and expires in December 2012. The rent is currently $79,426 per year and increases to $84,252 in the fifth year. The Company has an option to renew for an additional five years. In October 2010, in conjunction with the discontinuance of our residential installation business, we closed our retail outlet. The premises are currently subleased at monthly rent equal to our leasing costs of the premises.
The Company is obligated under operating leases requiring minimum rentals as follows (in thousands):

Years ending December 31,
2011	$499
2012	316
2013	—

Total minimum payments	$815

ITEM 3 — LEGAL PROCEEDINGS
Rogers v. Kircher, et al.
     Subsequent to fiscal year end, on January 25, 2011, a putative class action was filed by William Rogers against the Company, the Company’s directors Stephen C. Kircher, Francis Chen, Timothy B. Nyman, Ronald A. Cohan, D. Paul Regan, and LDK Solar Co., Ltd. (“LDK”), in the Superior Court of California, County of Placer. The complaint alleges violations of fiduciary duty by the individual director defendants concerning a proposed transaction announced on January 5, 2011, pursuant to which defendant LDK agreed to acquire 70% interest in the Company. Plaintiff contends that the independence of the individual director defendants was compromised because they are allegedly beholden to defendant LDK for continuation of their positions as directors and possible future employment. Plaintiff further contends that the proposed transaction is unfair because it allegedly contains onerous and preclusive deal protection devices, such as no shop, standstill and no solicitation provisions and a termination fee that operates to effectively prevent any competing offers. The complaint alleges that the Company aided and abetted the breaches of fiduciary duty by the individual director defendants by providing aid and assistance. Plaintiff asks for class certification, the enjoining of the sale, or if the sale is completed prior to judgment, rescission of the sale and damages.
     The case is in its early stages and the Company is gathering facts and information to refute the applicant’s claims. The Company intends to vigorously defend this action. Because the complaint was recently filed, it is difficult at this time to fully evaluate the claims and determine the likelihood of an unfavorable outcome or provide an estimate of the amount of any potential loss. The Company does have insurance coverage for this type of action.
ITEM 4 — RESERVED

PART II
ITEM 5 — MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Market Information
     Our common stock began trading on the Over the Counter Bulletin Board (OTCBB) under the symbol “SOPW.OB” on September 25, 2007. The quarterly high and low bid information in U.S. dollars on the OTCBB of our common shares during the periods indicated are as follows:

	High Bid	Low Bid
Fiscal Year Ended December 31, 2010
Fourth Quarter to December 31, 2010	$0.33	$0.29
Third Quarter to September 30, 2010	$0.39	$0.33
Second Quarter to June 30, 2010	$0.84	$0.77
First Quarter to March 31, 2010	$1.08	$1.00
Fiscal Year Ended December 31, 2009
Fourth Quarter to December 31, 2009	$1.53	$0.94
Third Quarter to September 30, 2009	$1.90	$0.75
Second Quarter to June 30, 2009	$1.29	$0.55
First Quarter to March 31, 2009	$1.02	$0.42
Fiscal Year Ended December 31, 2008
Fourth Quarter to December 31, 2008	$1.43	$0.41
Third Quarter to September 30, 2008	$1.72	$1.04
Second Quarter to June 30, 2008	$1.80	$1.05
First Quarter to March 31, 2008	$1.44	$0.95
     These Over-the-Counter Bulletin Board bid quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions. On December 31, 2010, 2009 and 2008, the last reported sale price for our common stock was $0.29, $1.23 and $0.47 per share, respectively.
Stockholders
     As of March 10, 2011 we had approximately 212 holders of record of our common stock.
Dividends
     We have paid no dividends on our common stock since our inception and may not do so in the future.
Recent Sales of Unregistered Securities
     Subsequent to year end, on January 5, 2011, we entered into a Stock Purchase Agreement (‘SPA”) with LDK Solar Co., Ltd. (“LDK”) in connection with the sale and issuance by the Company of convertible Series A Preferred Stock and Common Stock. At the first closing on January 10, 2011, we issued 42,835,947 shares of our common stock at $0.25 per share, receiving proceeds, net of expenses of approximately $10,505,000. At the second closing, expected to occur before the end of the second quarter of fiscal 2011, we will issue 20,000,000 shares of our Series A Preferred Stock receiving proceeds of approximately $22,227,669.
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
     As of December 31, 2010, we have outstanding 2,305,175 service-based and 200,000 performance-based stock options to purchase shares of our common stock issued under the 2006 Plan. The service-based and performance-based options have an exercise price from $0.23 to $3.45 and are subject to vesting schedules and terms. As of December 31, 2009, we had 2,494,400 service-based and 200,000 performance-based options. The following table provides aggregate information as of December 31, 2010 with respect to all compensation plans (including individual compensation arrangements) under which equity securities are authorized for issuance.

	(a) Number of		Number of securities
	securities to be		remaining available for
	issued upon		future issuance under
	exercise of	Weighted-average	equity compensation
	of outstanding	exercise price of	plans (excluding
	options, warrants	outstanding options,	securities reflected
Plan Category	and rights	warrants and rights	in column (a))
Equity Compensation Plans approved by security holders	2,505,175	$0.92	1,744,061	(1)
Equity Compensation Plans not approved by security holders	—	—	—

Total	2,505,175	$0.92	1,744,061	(1)

(1)	Includes number of shares of common stock reserved under the 2006 Equity Incentive Plan (the “Equity Plan”) as of December 31, 2010, which reserves 9% of the outstanding shares of common stock of the Company, plus outstanding warrants.
Issuer Purchase of Equity Securities
     None
ITEM 7 — MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
     The following discussion highlights what we believe are the principal factors that have affected our financial condition and results of operations as well as our liquidity and capital resources for the periods described. This discussion should be read in conjunction with our financial statements and related notes appearing elsewhere in this Annual Report. This discussion contains “forward-looking statements,” which can be identified by the use of words such as “expects,” “plans,” “will,” “may,” “anticipates,” “believes,” “should,” “intends,” “estimates” and other words of similar meaning. These forward-looking statements are subject to risks and uncertainties that may cause actual results to differ materially from those expressed or implied by these forward-looking statements. Such risks and uncertainties include, without limitation, the risks described in Part I on page 3 of this Annual Report, and the risks described in Item 1A, Page 6 above.
     The following discussion is presented on a consolidated basis, and analyzes our financial condition and results of operations for the years ended December 31, 2010 and 2009.
     Unless the context indicates or suggests otherwise reference to “we”, “our”, “us” and the “Company” in this section refers to the consolidated operations of Solar Power, Inc.
Overview
     We previously manufactured photovoltaic panels or modules and balance of system components in our Shenzhen, China manufacturing facility, which operations were effectively closed in December 2010. We continue to manufacture balance of system components, including our proprietary racking systems such as SkyMount and Peaq on an OEM basis. We sold these products through three distinct sales channels: 1) direct product sales to international and domestic markets, 2) our own use in building commercial and residential solar projects in the U.S., and 3) our authorized dealer network who sell our Yes! branded products in the U.S. and European residential markets. In 2010 we discontinued our Yes! Authorized dealer network and Yes! branded products and our residential installation business, as our strategy and focus shifted solely to commercial solar and utility projects. In addition to our solar revenue, we generate revenue from our cable wire and mechanical assembly business. Our cable, wire and mechanical assemblies products were also manufactured in our China facility and sold in the transportation and telecommunications markets and we will continue this business in China. We shut down our manufacturing operations because we could not achieve scale with other solar manufacturing operations in China and we were able to source modules at a price lower than our manufacturing costs from Chinese manufacturers with larger scale operations. As part of this change in our strategy we sought and obtained a strategic partner in China with large scale manufacturing operations. The strategic partner made a significant investment in our business that provided significant working capital and broader relationships that will allow us to more aggressively pursue commercial and utility projects in our pipeline. This strategic partner strengthens our position in the solar industry. We maintain a strategic office in Shenzhen China that is principally responsible for our ongoing procurement, logistics and design support for our products, and data systems for monitoring and managing solar energy facilities which we either own or maintain under operations and maintenance agreements.
Subsequent to year end, the investment by our strategic partner strengthened our balance sheet, which will enable the acceleration of the development of our project pipeline, which primarily consists of utility and commercial distributed generation systems. We now intend to aggressively grow our pipeline in both the U.S. and European markets and accelerate our construction of multiple projects simultaneously.
Business Development
Our Subsidiaries
     Our business was conducted through our wholly-owned subsidiaries, SPIC, Inc. (“SPIC”), Yes! Solar, Inc. (“YES”), Yes! Construction Services, Inc. (“YCS”), International Assembly Solutions, Limited (“IAS HK”) and IAS Electronics (Shenzhen) Co., Ltd. (“IAS Shenzhen”). Beginning in 2010 and continuing we are eliminating subsidiaries as we consolidate our business operations in the Company as we focus more strategically commercial and utility construction projects.
     Previously, SPIC and YCS were engaged in the business of design, sales and installation of photovoltaic (“PV”) solar systems for commercial, industrial and residential markets. SPIC’s commercial construction operations were combined with ours on January 1, 2010. We discontinued the residential installation of YCS in October, 2010.
     Previously, YES was engaged in the administration of our domestic dealer network and was engaged in the sales and administration of franchise operations. In August 2009, due to general economic conditions, YES discontinued the sale of franchises and converted its franchisees to authorized Yes! branded product dealers. In August 2010, due to general economic conditions, YES stopped its solicitation of new authorized dealers, and subsequently terminated all existing dealer agreements. The Company determined that discontinued operations treatment was not required due to the fact that revenue generated from residential installations was included in its photovoltaic installation, integration and sales segment and was not material to that segment or total revenue.
     IAS HK was engaged in sales of our cable, wire and mechanical assemblies business and the holding company of IAS Shenzhen. During 2010, the cable, wire and mechanical assemblies customers were transitioned to Solar Power, Inc.
     IAS Shenzhen was engaged in manufacturing our solar modules, our balance of solar system products and cable, wire and mechanical assemblies through fiscal 2010 and currently facilitates the manufacture of balance of systems products and cable, wire and mechanical assemblies products.
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
     Revenue recognition — The Company’s two primary business segments include photovoltaic installation, integration and sales, and cable, wire and mechanical assemblies.
     Photovoltaic Installation, integration and sales — In our photovoltaic systems installation, integration and sales segment, revenue on product sales is recognized when there is evidence of an arrangement, title and risk of ownership have passed (generally upon delivery), the price to the buyer is fixed or determinable and collectability is reasonably assured. Customers do not have a general right of return on products shipped therefore we make no provisions for returns. During the year ended December 31, 2009, the Company did recognize one product sale on a bill and hold arrangement. In the 2009 instance, the customer requested that we store product to combine with a subsequent order in order to reduce their transportation costs. Since all criteria for revenue recognition had been met the Company recognized revenue on this sale. There were no bill and hold sales outstanding at December 31, 2010 or 2009.
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
For the year ended December 31, 2009, the Company recognized revenue for one photovoltaic system construction contract using the zero margin method of revenue recognition. In the third quarter of 2009, the Company recognized revenue of approximately $13,061,000 and gross profit of approximately $3,209,000 related to this contract using the percentage-of-completion method of revenue recognition. However, in the fourth quarter of 2009 the Company modified its revenue recognition method on this contract to the zero margin method since the financing structure the customer had in place to pay the outstanding balance on the contract did not fund as expected. The contract was for approximately $19,557,000. As of December 31, 2009 the Company had recognized revenue on the contract up to the incurred contract cost of approximately $14,852,000, deferring revenue of approximately $4,563,000. In December 2009 the Company made certain guarantees to assist its customer in obtaining financing for the contract. The Company recorded a liability at the estimated fair value of approximately $142,000 related to these guarantees. At December 31, 2010 the fair value of the guarantee, net of amortization was approximately $127,000. As of December 31, 2009, the deferred revenue of $4,563,000 had been netted on our balance sheet against the note and accounts receivable related to this contract. On December 22, 2010, the Company entered into a Note Purchase and Sale Agreement discounting the note receivable and receiving a cash payment of $1,000,000. The purchase price of the note was determined based on the present value of the obligation over the likely repayment period, the risk involved with the payment of such term, and the unsecured nature of the obligation, and the release of any claims against the Company by the issuer of the note related to the finance structure and assumptions. As a result of the transaction, the Company recognized approximately $464,000 of the revenue that had been previously deferred and that as a result of the transaction there is no additional revenue to be recognized and the note has been settled.
Additionally in 2009, for a separate construction contract the Company determined the use of the completed contract method of revenue recognition was appropriate. At December 31, 2009 we have recorded on our balance sheet approximately $5,557,000 of cost related to this contract in the caption cost and estimated earnings in excess of billings on uncompleted contracts. In our second fiscal quarter ended

June 30, 2010 it was determined that the customer was unable to perform on its payment obligations under the contract. The Company took possession of the facility and its related Power Purchase Agreement (“PPA”) in lieu of payment. The Company reclassified the amount recorded in costs and estimated earnings in excess of billings on uncompleted contracts (approximately $5,557,000) and the remaining costs to complete the contract (approximately $4,459,000) to assets held for sale on its balance sheet. At December 31, 2010, value of the asset held for sale on our balance sheet is approximately $6,669,000, the cost of the project (approximately $10,016,000) less the Section 1603 grant-in-lieu of tax credits of approximately $3,347,000.
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
     Product Warranties — We offer the industry standard of 20 years for our solar modules and industry standard five (5) years on inverter and balance of system components. Due to the warranty period, we bear the risk of extensive warranty claims long after we have shipped product and recognized revenue. In our cable, wire and mechanical assemblies business, historically our warranty claims have not been material. In our solar photovoltaic business our greatest warranty exposure is in the form of product replacement. Until the third quarter of fiscal 2007, the Company purchased its solar panels from third-party suppliers and since the third-party warranties are consistent with industry standards we considered our financial exposure to warranty claims immaterial. Since the Company does not have sufficient historical data to estimate its exposure, we have looked to historical data reported by other solar system installers and manufacturers. In our cable, wire and mechanical assemblies business our current standard product warranty for our mechanical assembly product ranges from one to five years. The Company has provided a warranty provision of approximately $296,000 and $503,000 for the years ended December 31, 2010 and 2009, respectively.
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
The accrual for warranty claims consisted of the following at December 31, 2010 and 2009 (in thousands):

	2010	2009

Beginning balance	$1,246	$743
Provision charged to warranty expense	296	503
Less: warranty claims	—	—

Ending balance	$1,542	$1,246

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
     Allowance for doubtful accounts — The Company regularly monitors and assesses the risk of not collecting amounts owed to the Company by customers. This evaluation is based upon a variety of factors including an analysis of amounts current and past due along with relevant history and facts particular to the customer. It requires the Company to make significant estimates and changes in facts and circumstances could result in material changes in the allowance for doubtful accounts. At December 31, 2010 and 2009 the Company has an allowance of approximately $28,000 and $395,000, respectively.
     Income taxes — We account for income taxes under the asset and liability method. Under this method, deferred tax assets and liabilities are determined based on differences between financial reporting and tax reporting bases of assets and liabilities and are measured using enacted tax rates and laws that are expected to be in effect when the differences are expected to reverse. Realization of deferred tax assets is dependent upon the weight of available evidence, including expected future earnings. A valuation allowance is recognized if it is more likely than not that some portion, or all, of a deferred tax asset will not be realized. Should we determine that we would be able to realize deferred tax assets in the future in excess of the net recorded amount, we would record an adjustment to the deferred tax asset valuation allowance. This adjustment would increase income in the period such determination is made.
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
     Aggregate net foreign currency transaction expense included in the income statement was approximately $1,025,000 and $91,000 for the years ended December 31, 2010 and 2009, respectively.
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

Segment Information
     The Company’s two primary business segments include: (1) photovoltaic installation, integration, and sales and (2) cable, wire and mechanical assemblies. Prior to the quarter ended March 31, 2010, the Company operated in a third segment, franchise/product distribution operations. During that quarter, the Company reorganized its internal reporting and management structure, combining the operations of the franchise/product distribution segment with its photovoltaic installation, integration and sales segment. Segment information for the twelve months ended December 31, 2009 has been restated to give effect to this change. The Company’s reportable segments are strategic business units that offer different products and services. They are managed separately because each business requires different technology and marketing strategies.
     The accounting policies of the segments are the same as those described in the summary of significant accounting policies.
Recent Accounting Pronouncements
     In January 2010, FASB issued ASU 2010-06, Fair Value Measurements and Disclosures (Topic 820). ASU 2010-06 amends Subtopic 820-10 requiring new disclosures for transfers in and out of Levels 1 and 2, activity in Level 3 fair value measurements, level of disaggregation and disclosures about inputs and valuation techniques. The new disclosures and clarifications of existing disclosures are effective for interim and annual reporting periods beginning after December 15, 2009, except for disclosures about purchases, sales, issuances and settlements in the roll forward activity of Level 3 fair value measurements. Those disclosures are effective for fiscal years beginning after December 15, 2010 and for interim periods within those fiscal years. The adoption of ASU 2010-06 had no impact on results of operations, cash flows or financial position.
     In April 2010, the FASB issued ASU 2010-17, Revenue Recognition — Milestone Method (Topic 605). ASU 2010-17 provides guidance on the criteria that should be met for determining whether the milestones method of revenue recognition is appropriate. ASU 2010-17 is effective on a prospective basis for fiscal years, and interim periods within those years, beginning on or after June 15, 2010. Early adoption is permitted. The Company expects that the adoption of ASU 2010-17 will have no impact on results of operations, cash flows or financial position.
     In December 2010, the FASB issued ASU 2010-29, Business Combinations (Topic 805). ASU 2010-29 specify that a public entity as defined by Topic 805, who presents comparative financial statements, must disclose revenue and earnings of the combined entity as though the business combination that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period only. ASU 2010-29 is effective prospectively for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2010. Early adoption is permitted. The Company expects that the adoption of ASU 2010-29 will have no impact on the results of operations, cash flows or financial position.
     In June 2009, FASB issued ASU 2009-16. ASU 2009-16 applies to all entities and is effective for annual financial periods beginning after November 15, 2009 and for interim periods within those years. Earlier application is prohibited. A calendar year-end company must adopt this statement as of January 1, 2010. This statement retains many of the criteria of FASB ASC 860 (FASB 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities”) to determine whether a transfer of financial assets qualifies for sale accounting, but there are some significant changes as discussed in the statement. Its disclosure and measurement requirements apply to all transfers of financial assets occurring on or after the effective date. Its disclosure requirements, however, apply to transfers that occurred both before and after the effective date. In addition, because ASU 2009-16 eliminates the consolidation exemption for Qualifying Special Purpose Entities, a company will have to analyze all existing QSPEs to determine whether they must be consolidated under FASB ASC 810. The adoption of ASU 2009-16 had no impact on results of operations, cash flows or financial position.
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
     In July 2010, the FASB issued ASU 2010-20, “Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses”. ASU 2010-20 applies to all entities with financing receivables, excluding short-term trade accounts receivable or receivables measured at fair value or lower of cost or fair value. ASU 2010-20 is effective for interim and annual reporting periods ending after December 15, 2010. The adoption of ASU 2010-20 did not have a material impact on results of operations, cash flows or financial position.

     In October 2009, the FASB ratified FASB ASU 2009-13 (the EITF’s final consensus on Issue 08-1, “Revenue Arrangements with Multiple Deliverables”). ASU 2009-13 is effective for fiscal years beginning on or after June 15, 2010. Earlier adoption is permitted on a prospective or retrospective basis. The Company does not anticipate the adoption of FASB ASC 605-25 to have an impact on results of operations, cash flows or financial position.
     In December 2010, the FASB issued ASU 2010-28, Intangibles — Goodwill and Other (Topic 350). ASU 2010-28 modify Step 1 of the goodwill impairment test for reporting units with zero or negative carrying amounts. For those units, an entity is required to perform Step 2 of the goodwill impairment test if it is more likely than not that a goodwill impairment exists. ASU 2010-28 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. The Company expects that the adoption of ASU 2010-28 will have no material impact on results of operations, cash flows or financial position.
Results of Operations
Comparison of the year ended December 31, 2010 to the year ended December 31, 2009
     Net sales — Net sales for the year ended December 31, 2010 decreased 35.2% to approximately $34,036,000 from approximately $52,551,000 for the year ended December 31, 2009.
     Net sales in the photovoltaic installation, integration and sales segment decreased 35.5% to approximately $30,719,000 from approximately $47,623,000 for the year earlier comparative period. The decrease in revenue was attributable to a decrease in product sales into the European market as a result of the unfavorable effect of the decline in the Euro to the U.S. dollar and the inability of the Company to sell its Aerojet 2 project resulting in the facility being held as an asset held for sale on its balance sheet. The Company expects that its continued focus on distributed generation and utility scale projects will result in increased revenues in fiscal 2011.
     Net sales in the cable, wire and mechanical assemblies segment decreased 32.7% to approximately $3,317,000 from approximately $4,928,000 for the year earlier comparative period. This is the legacy segment of the Company’s business. The Company expects to continue to service the customers it has in this segment as it continues to concentrate on its solar segment, but is not actively seeking new customers. The decrease in revenue is attributed to a decrease in demand from existing customers and is expected to continue to fluctuate in fiscal 2011.
     Cost of goods sold — Cost of goods sold were approximately $29,282,000 (86.0% of net sales) and approximately $45,788,000 (87.1% of net sales) for the years ended December 31, 2010 and 2009, respectively.
     Cost of goods sold in the photovoltaic installation, integration and sales segment was approximately $27,020,000 (88.0% of sales) for the year ended December 31, 2010 compared to approximately $42,660,000 (89.6% of net sales) for the year ended December 31, 2009. The decrease in costs of goods sold was a direct result in decreased net sales in this segment. The Company expects that costs will remain stable at current levels in fiscal 2011, with gross margins remaining stable.
     Cost of goods sold in the cable, wire and mechanical assembly segment were approximately $2,262,000 (68.2% of net sales) for the year ended December 31, 2010 compared to approximately $3,129,000 (63.5% of net sales) for the year ended December 31, 2009. The increase as a percentage of net sales is attributable to product mix and increase in the copper wire component of our material costs, a key component in the cable wire segment. The Company expects margins to remain stable in this segment.
     General and administrative expenses — General and administrative expenses were approximately $7,578,000 for the year ended December 31, 2010 and approximately $8,849,000 for the year ended December 31, 2009 a decrease of 14.4%. As a percentage of net sales, general and administrative expenses were 22.3% and 16.8%, for the years ended December 31, 2010 and 2009, respectively. The Company initiated significant cost reduction efforts in the third and fourth quarters of fiscal 2010 and expects to maintain those levels in fiscal 2011. Significant elements of general and administrative expenses for the year ended December 31, 2010 include employee related expense of approximately $3,342,000, information technology costs of approximately $194,000, insurance costs of approximately $261,000, professional and consulting fees of approximately $1,473,000, rent of approximately $310,000, travel and lodging costs of $131,000, stock compensation expense of $162,000 and bad debt expense of $523,000. The bad debt expense pertains primarily to one uncollectable product sale.

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
     Sales, marketing and customer service expense — Sales, marketing and customer service expenses were approximately $3,652,000 for the year ended December 31, 2010 and $3,841,000 for the year ended December 31, 2009. As a percentage of net sales, sales, marketing and customer service expenses were 10.7% and 7.3% for the years ended December 31, 2010 and 2009, respectively. The decrease in cost is primarily due to decreases in advertising and trade show costs. Significant elements of sales, marketing and customer service expense for the year ended December 31, 2010 were payroll related expenses of approximately $1,773,000, advertising and trade show expenses of approximately $185,000, commission expense of approximately $809,000 stock-based compensation costs of approximately $84,000, business development costs of approximately $119,000 and travel and lodging costs of approximately $109,000.
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
     Engineering, design and product management expense — Engineering, design and product management expenses were approximately $947,000 and $939,000 for the year ended December 31, 2010 and 2009, respectively. As a percentage of net sales, product development expenses were 2.8% and 1.8% for the years ended December 31, 2010 and 2009, respectively. Significant elements of engineering, design and product management expense for the year ended December 31, 2010 were payroll and related expenses of approximately $599,000, product certification and testing of approximately $159,000 and stock-based compensation expense of $60,000. The Company expects these expenses to continue in 2011.
     Significant elements of engineering, design and product management expense for the year ended December 31, 2009 were payroll and related expenses of approximately $478,000, product certification and testing of approximately $377,000 and stock-based compensation expense of $37,000.
     Interest income / expense — Interest expense, net was approximately $450,000 and $37,000 for the years ended December 31, 2010 and 2009, respectively. Interest expense, net consisted primarily of approximately $188,000 paid on the loan securing our power generating facility at Aerojet, approximately $29,000 paid on our installment loans and capital leases and approximately $233,000 of finance charges on the Company’s accounts payable to cell vendors.
     Interest expense, net consisted of interest income of approximately $6,000 from earnings on the Company’s idle cash, approximately $6,000 from earnings on a note receivable, offset by interest expense of approximately $49,000 on the Company’s short term borrowings in fiscal year 2009.
     Other income / expense — Other expense, net was approximately $1,138,000 and approximately $21,000 for the years ended December 31, 2010 and 2009, respectively. In 2010, other income, net consisted primarily of income related to a government stimulus of approximately $70,000 from the Chinese government, other income of approximately $6,000 and expenses of $1,000 related to the sub-lease of the Company’s retail outlet, approximately $142,000 of costs related to the preliminary design of a new factory facility and currency exchange losses of approximately $1,071,000.
     In 2009, other expense, net consisted primarily of income related to a government stimulus of approximately $87,000 from the Chinese government and expenses of $16,000 related to the sub-lease of the Company’s former corporate headquarters and currency exchange losses of approximately $92,000 in fiscal 2009.
     Net loss — Net loss was approximately $8,870,000 and $6,970,000 for the years ended December 31, 2010 and 2009, respectively. The decreased revenue from our photovoltaic installation, integration and sales segment was the driver of the increased operating loss in 2010. The Company expects that it will be profitable in fiscal 2011.

Liquidity
     A summary of the sources and uses of cash and cash equivalents is as follows:

	Year ended December 31,
(in thousands)	2010	2009
| |
Net cash used in operating activities	$(3,947)	$(15,572)
Net cash used in by investing activities	(63)	(53)
Net cash provided by financing activities	2,333	12,849

Net decrease in cash and cash equivalents	$(1,677)	$(2,776)

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
          In October 2009, we completed a private placement of 14,077,000 shares of our common with proceeds of approximately $12,867,000, net of expenses of approximately $1,211,000
          As of December 31, 2010, we had approximately $1,441,000 in cash and cash equivalents and as of December 31, 2009, we had approximately $3,136,000 in cash and cash equivalents. This change in cash and cash equivalents is primarily attributable to cash used in operating activities offset by cash generated from financing activities.
          Net cash used in operating activities of approximately $3,947,000 for the year ended December 31, 2010 was a result of a net loss of approximately $8,870,000, offset by non-cash items included in net loss, consisting of depreciation of approximately $526,000, amortization of loan fees of approximately $5,000, warranty provision of approximately $296,000, stock-based compensation expense of approximately $306,000, bad debt expense of approximately $523,000, an income tax benefit of approximately $141,000 and loss on disposal of fixed assets of approximately $21,000. Cash used in operations also included a decrease in accounts and related notes receivable of approximately $11,474,000 primarily related to collections from a construction contract for which we used the zero margin method of revenue recognition, decrease in costs and estimated earnings in excess of billings on uncompleted projects of approximately $18,000 related to the construction project we now carry as an asset held for sale, decreases in inventories of approximately $1,126,000 primarily due to decreases in raw material and finished goods inventory, increase in an asset held for sale of approximately $1,112,000 related to our assumption of the contract for the Aerojet 2 project, decreases in prepaid expenses and other current assets of approximately $821,000 due to decreased supplier deposits at our PRC manufacturing facility, increases in deferred revenues of approximately $35,000 from the billings in advance of our asset management services, a decrease in accounts payable of approximately $10,055,000 related to payment on our accounts payable, decreases in accrued liabilities of approximately $420,000 for our solar project development activities, increase in our billings in excess of costs and estimated earnings on uncompleted contracts of approximately $1,613,000 due to prepayment from our development contracts and decreases in income taxes payable of approximately $113,000 due to estimated tax payments required at our Hong Kong subsidiary. As we continue to seek out and undertake larger solar system projects we anticipate that the cash provided by or used in operating activities will continue to be significantly influenced by the payment terms of our projects and the financing terms provided to us by our solar cell vendors.
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

          Net cash used in investing activities of approximately $63,000 for the year ended December 31, 2010 primarily related to acquisition of property and equipment.
          Net cash used in investing activities of approximately $53,000 for the year ended December 31, 2009 primarily relates to acquisition of property and equipment.
          Net cash generated from financing activities of approximately $2,333,000 for the year ended December 31, 2010 was a result of approximately $3,899,000 generated from loan proceeds from the financing of our Aerojet 2 solar facility by our subsidiary, Solar Tax Partners 2, LLC, offset by an increase in restricted cash of approximately $1,064,000 primarily related to reserves required by our lender, principal payments on notes and capital leases payable of approximately $400,000 and prepayment of loan fees of approximately $102,000.
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
Capital Resources and Material Known Facts on Liquidity
     In the short-term we do not expect any material change in the mix or relative cost of our capital resources. As of December 31, 2010, we had approximately $1,441,000 in cash and cash equivalents, approximately $1,344,000 of restricted cash held in our name in interest bearing accounts consisting of approximately $285,000 with the lender financing our power generation facility and approximately $1,004,000 held by the lender of our customer as collateral for such loan, approximately $35,000 held by our bank as collateral for our merchant account transactions and approximately 20,000 as collateral for a credit card issued to the Company, accounts receivable of approximately $5,988,000 and costs and estimated earnings in excess of billings on uncompleted contracts of approximately $2,225,000. Our focus will be to continue development and manufacturing of our solar modules and racking systems.
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
     Additionally, subsequent to year end, on January 5, 2011, we entered into a Stock Purchase Agreement (‘SPA”) with LDK Solar Co., Ltd. (“LDK”) in connection with the sale and issuance by the Company of convertible Series A Preferred Stock and Common Stock. At the first closing on January 10, 2011, we issued 42,835,947 shares of our common stock at $0.25 per share and received proceeds net of expenses of approximately $10,505,000. At the second closing, expected to occur before the end of the first quarter of 2011, we will issue 20,000,000 shares of our Series A Preferred Stock receiving proceeds of approximately $22,228,000.
Contractual Obligations
     Letters of Credit — At December 31, 2009, the Company had outstanding standby letters of credit of approximately $225,413 as collateral for its capital lease. The standby letter of credit is issued for a term of one year, mature beginning in September 2009 and the Company paid one percent of the face value as an origination fee. These letters of credit are collateralized by $255,000 of the Company’s cash deposits. In July, 2010, the Company made the final payment on the capital lease, the letter of credit was released and the restricted cash deposit collateralizing the lease was released.
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

Guaranty provisions related to the Recapture Event, Repurchase Obligation and Excess Development Costs guarantees have effectively expired or were no longer applicable as of December 31, 2009. This is because the trigger event for the Company’s potential obligation has either lapsed or been negated. The Company determined that the fair value of such guarantees was immaterial.
At December 31, 2009, the Company recorded on its balance sheet, the fair value of the remaining guarantees, at their estimated fair value of $142,000. At December 31, 2010 the amount recorded on the Company’s balance sheet was approximately $127,000, net of amortization.
     Operating leases — The Company leases premises under various operating leases which expire through 2012. Rental expenses under operating leases included in the statement of operations were approximately $703,000 and $806,000 for the years ended December 31, 2010 and 2009, respectively.
     Our manufacturing facilities consist of 123,784 square feet, including 101,104 square feet of factories and 23,680 square feet of dorms, situated in an industrial suburb of Shenzhen, Southern China known as Long Gang. Only the state may own land in China. Therefore, we lease the land under our facilities, and our lease agreement gives us the right to use the land until December 31, 2010 at an annual rent of $229,134. We have an option to renew this lease for 2 additional years on the same terms. While we continue to operate our manufacturing in the existing facility, we are actively seeking alternatives that will provide lower cost, higher quality or other incentives that may benefit the company. The Company did not exercise its option to renew the lease at December 31, 2010 but continues to occupy the facility on a month-to-month tenancy.
     On December 1, 2010 we leased approximately 3,900 square feet of office space to accommodate our support services operations in Shenzhen, China. The tem of the lease is three years and expires on November 30, 2013 at an annual rent of approximately $38,334.
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
     Our retail outlet is located in Roseville, California in a space of approximately 2,000 square feet. The five year lease commenced in October 2007 and expires in December 2012. The rent is currently $79,426 per year and increase to $84,252 in the fifth year. The Company has an option to renew for an additional five years. In October 2010, in conjunction with the discontinuance of our residential installation business, we closed our retail outlet. The premises are currently subleased at a monthly rent equal to our leasing costs of the premises.
The Company is obligated under operating leases requiring minimum rentals as follows (in thousands):

Years ending December 31,
2011	$499
2012	316
2013	—

Total minimum payments	$815

The Company receives rental income from a sublease of its former retail outlet which offsets rental expense.
The Company was obligated under loans payable requiring minimum payments as follows (in thousands):

Years ending December 31,
2011	$3,804
2012	5
2013	—

3,809
Less current portion	(3,804)

Long-term portion	$5

     The loans payable are collateralized by trucks used in the Company’s solar photovoltaic business, bear interest rates between 1.9% and 2.9% and are payable over sixty months and our wholly-owned subsidiary, Solar Tax Partners 2, LLC’s power generating facility, bearing interest at 8% and is payable over 120 months. The primary asset is a power generating facility recorded as an asset held for sale which is discussed in Note 13 above. The note payable of $3,782,000 has been recorded as a current liability in the December 31, 2010 balance sheet since if the facility is sold the Loan could contractually be required to be paid and the facility is expected to be sold in twelve months.

     The Company leases equipment under capital leases. The leases expire from 2012 to 2013. The Company was obligated for the following minimum payments under these leases (in thousands):

Years ending December 31,
2011	$7
2012	6
2013	2
Less amounts representing interest	(3)

Present value of net minimum lease payments	12
Less current portion	(4)

Long-term portion	$8

     Restricted Cash — At December 31, 2010, the Company had restricted bank deposits of approximately $1,344,000. The restricted bank deposits consist of approximately $1,004,000 as a reserve pursuant to our guarantees of our customer Solar Tax Partners 1, LLC with the bank providing the debt financing on their solar generating facility (subsequent to year end, our customer STP1 refinanced this project reducing our reserve requirement to $400,000), approximately $285,000 as a reserve pursuant to our loan agreement with the bank providing the debt financing for the solar generating facility owned by our subsidiary, Solar Tax Partners 2, LLC, approximately $20,000 securing our corporate credit card and approximately $35,000 as retention by our bank for our merchant credit card services. At December 31, 2009, the Company’s restricted bank deposits were $280,000 as collateral for the outstanding letter of credits in the amount of $255,000 and the Company bank credit card of $25,000.
     Legal Proceeding -Subsequent to fiscal year end, on January 25, 2011, a putative class action was filed by William Rogers against the Company, the Company’s directors Stephen C. Kircher, Francis Chen, Timothy B. Nyman, Ronald A. Cohan, D. Paul Regan, and LDK Solar Co., Ltd. (“LDK”), in the Superior Court of California, County of Placer. The complaint alleges violations of fiduciary duty by the individual director defendants concerning a proposed transaction announced on January 6, 2011, pursuant to which defendant LDK agreed to acquire 70% interest in the Company. Plaintiff contends that the independence of the individual director defendants was compromised because they are allegedly beholden to defendant LDK for continuation of their positions as directors and possible future employment. Plaintiff further contends that the proposed transaction is unfair because it allegedly contains onerous and preclusive deal protection devices, such as no shop, standstill and no solicitation provisions and a termination fee that operates to effectively prevent any competing offers. The complaint alleges that the Company aided and abetted the breaches of fiduciary duty by the individual director defendants by providing aid and assistance. Plaintiff asks for class certification, the enjoining of the sale, or if the sale is completed prior to judgment, rescission of the sale and damages.
     The case is in its early stages and the Company is gathering facts and information to refute the applicant’s claims. The Company intends to vigorously defend this action. Because the complaint was recently filed, it is difficult at this time to fully evaluate the claims and determine the likelihood of an unfavorable outcome or provide an estimate of the amount of any potential loss. The Company does have insurance coverage for this type of action.
Off-Balance Sheet Arrangements
     At December 31, 2010 and 2009, we did not have any transactions, obligations or relationships that could be considered off-balance sheet arrangements.
ITEM 8 — FINANCIAL STATEMENTS
     The Financial Statements that constitute Item 8 are included at the end of this report beginning on page F-1.
ITEM 9 — CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
     None

Item 9A — CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
      The Company maintains disclosure controls and procedures that are designed to provide assurance that the information required to be disclosed in the reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods required by the Securities and Exchange Commission. An evaluation of the effectiveness of the design and operations of the Company’s disclosure controls and procedures at the end of the period covered by this report was carried out under the supervision and with the participation of the management of Solar Power, Inc., including the Chief Executive Officer and the Chief Financial Officer. Based on such an evaluation, the Chief Executive Officer and the Chief Financial Officer concluded the Company’s disclosure controls and procedures were effective as of the end of such period.
Management’s Report on Internal Control over Financial Reporting
      Solar Power, Inc. is responsible for the preparation, integrity, and fair presentation of the consolidated financial statements included in this annual report. The consolidated financial statements and notes included in this annual report have been prepared in conformity with United States generally accepted accounting principles and necessarily include some amounts that are based on management’s best estimates and judgments.
      We, as management of Solar Power, Inc., are responsible for establishing and maintaining effective internal control over financial reporting that is designed to produce reliable financial statements in conformity with United States generally accepted accounting principles. Internal control over financial reporting includes those policies and procedures that pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the Company; provide reasonable assurance that the transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles; provide a reasonable assurance that receipts and expenditures of the company are only being made in accordance with authorizations of management and directors of the Company; and provide a reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company’s assets that could have a material effect on the financial statements. The system of internal control over financial reporting as it relates to the financial statements is evaluated for effectiveness by management and tested for reliability through a program of internal audits. Actions are taken to correct potential deficiencies as they are noted.
      Any system of internal control, no matter how well designed, has inherent limitations, including the possibility that a control can be circumvented or overridden and misstatements due to error or fraud may occur and not be detected. Also, because of changes in conditions, internal control effectiveness may vary over time. Accordingly, even an effective system of internal control will provide only reasonable assurance with respect to financial statement preparation.
      Management assessed the Company’s system of internal control over financial reporting as of December 31, 2010, in relation to the criteria for effective control over financial reporting as described in “Internal Control — Integrated Framework,” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management concludes that, as of December 31, 2010, its system of internal control over financial reporting is effective and meets the criteria of the “Internal Control — Integrated Framework.”
      This annual report does not include an attestation report of the Company’s independent registered public accounting firm regarding internal control over financial reporting. Management’s report is not subject to attestation by the Company’s independent registered public accounting firm pursuant to rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this Annual Report.
      No changes were made in Management’s internal control over financial reporting during the three months ended December 31, 2010 that have materially affected, or that are reasonably likely to materially affect, Management’s internal control over financial reporting.

ITEM 9B — OTHER INFORMATION
     None

PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
      The information required by this Item will be included in and is hereby incorporated by reference from our Proxy Statement for the 2010 Annual Meeting of Stockholders. We have adopted a Code of Ethics applicable to all employees including our CEO and CFO. A copy of the Code of Ethics is available at www.solarpowerinc.net.
ITEM 11. EXECUTIVE COMPENSATION
      The information required by this Item will be included in and is hereby incorporated by reference from our Proxy Statement for the 2010 Annual Meeting of Stockholders.
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
      The information required by this Item will be included in and is hereby incorporated by reference from our Proxy Statement for the 2010 Annual Meeting of Stockholders.
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
      The information required by this Item will be included in and is hereby incorporated by reference from our Proxy Statement for the 2010 Annual Meeting of Stockholders.
ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES
      The information required by this Item will be included in and is hereby incorporated by reference from our Proxy Statement for the 2010 Annual Meeting of Stockholders.

PART IV
ITEM 15 — EXHIBITS

Exhibit No.	Description
2.1	Agreement and Plan of Merger dated as of January 25, 2006 between Welund Fund, Inc. (Delaware) and Welund Fund, Inc. (Nevada) (1)

2.2	Agreement and Plan of Merger by and among Solar Power, Inc., a California corporation, Welund Acquisition Corp., a Nevada corporation, and Welund Fund, Inc. a Nevada corporation dated as of August 23, 2006(2)

2.3	First Amendment to Agreement and Plan of Merger dated October 4, 2006(3)

2.4	Second Amendment to Agreement and Plan of Merger dated December 1, 2006(4)

2.5	Third Amendment to Agreement and Plan of Merger dated December 21, 2006(5)

2.6	Agreement of Merger by and between Solar Power, Inc., a California corporation, Solar Power, Inc., a Nevada corporation and Welund Acquisition Corp., a Nevada corporation dated December 29, 2006(7)

2.7	Agreement of Merger by and between Solar Power, Inc., a Nevada corporation and Solar Power, Inc., a California corporation, dated February 14, 2007 (6)

3.1	Amended and Restated Articles of Incorporation(6)

3.2	Bylaws(6)

3.3	Specimen (7)

3.4	Certificate of Determination of Rights, Preferences, Privileges and Restrictions of the Series A Preferred Stock of Solar Power (12)

10.1	Form of Securities Purchase Agreement, by and among Solar Power, Inc. and the purchasers named therein (9)

10.2	Form of Registration Rights Agreement, by and among Solar Power, Inc. and the purchasers named therein (9)

10.3	Loan Agreement with Five Star Bank dated June 1, 2010 (10)

10.4	Deposit Account Pledge Agreement dated June 22, 2010 (11)

10.5	Intercreditor Agreement dated June 22, 2010 (11)

10.6	Acknowledgment, Confirmation and Estoppel dated June 22, 2010 (11)

10.7	Continuing Guaranty by Steven C. Kircher dated June 22, 2010 (11)

10.8	Continuing Guaranty by Kircher Family Irrevocable Trust dated June 22, 2010 (11)

10.9	Stock Pledge Agreement by Kircher Family Irrevocable Trust dated June 22, 2010 (11)

10.10	Stock Purchase Agreement with LDK Solar Co., Ltd. dated January 5, 2010 (12)

10.11	Form of Lock-up Agreements (12)

10.12	Voting Agreement (Steven C. Kircher) dated January 5, 2010 (12)

10.13	2006 Equity Incentive Plan (7)

10.14	Form of Nonqualified Stock Option Agreement(7)

10.15	Form of Restricted Stock Award Agreement(7)

14.1	Code of Ethics (13)

21.1	List of Subsidiaries(14)

23.1	Consent of Independent Registered Public Accounting Firm — Perry-Smith, LLP*

23.2	Consent of Independent Registered Public Accounting Firm — Macias Gini & O’Connell, LLP*

31.1	Rule 13(a) — 14(a)/15(d) — 14(a) Certification (Principal Executive Officer)*

31.2	Rule 13(a) — 14(a)/15(d) — 14(a) Certification (Principal Financial Officer)*

32	Section 1350 Certifications*
Footnotes to Exhibits Index

*	Filed herewith
(1)	Incorporated by reference to Form 8-K filed with the SEC on February 3, 2006.

(2)	Incorporated by reference to Form 8-K filed with the SEC on August 29, 2006.

(3)	Incorporated by reference to Form 8-K filed with the SEC on October 6, 2006.

(4)	Incorporated by reference to Form 8-K filed with the SEC on December 6, 2006.

(5)	Incorporated by reference to Form 8-K filed with the SEC on December 22, 2006.

(6)	Incorporated by reference to Form 8-K filed with the SEC on February 20, 2007.

(7)	Incorporated by reference to the Form SB-2 filed with the SEC on January 17, 2007.

(8)	(Reserved)

(9)	Incorporated by reference to Form 8-K filed with the SEC on September 23, 2009.

(10)	Incorporated by reference to Form 8-K filed with the SEC on June 7, 2010.

(11)	Incorporated by reference to Form 8-K filed with the SEC on August 4, 2010.

(12)	Incorporated by reference to Form 8-K filed with the SEC on January 6, 2011.

(13)	Incorporated by reference to Form 10KSB filed with the SEC on April 16, 2007

(14)	Incorporated by reference to the Pre-Effective Amendment No. 1 to Form SB-2 filed with the SEC on March 6, 2007

SIGNATURES
     In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SOLAR POWER, INC.
March 14, 2011	/s/ Stephen C. Kircher
By: Stephen C. Kircher
Its: Chief Executive Officer and Chairman of the Board (Principal Executive Officer)

March 14, 2011	/s/ Joseph G. Bedewi
By: Joseph G. Bedewi
Its: Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

     Pursuant to requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Capacity	Date

/s/ Stephen C. Kircher Stephen C. Kircher	Director	March 14, 2011

/s/ Xiaofeng Peng	Director	March 14, 2011
Xiaofeng Peng

/s/ Jack K. Lai Jack K. Lai	Director	March 14, 2011

/s/ Ronald A. Cohan Ronald A. Cohan	Director	March 14, 2011

/s/ D. Paul Regan	Director	March 14, 2011
D. Paul Regan

/s/ Timothy B. Nyman Timothy B. Nyman	Director	March 14, 2011

/s/ Francis Chen Francis Chen	Director	March 14, 2011

Report of Independent Registered Public Accounting Firm
Board of Directors and Stockholders
Solar Power, Inc.
We have audited the accompanying consolidated balance sheet of Solar Power, Inc. and subsidiaries (the “Company”) as of December 31, 2010 and the related consolidated statements of operations, stockholders’ equity and comprehensive loss, and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Solar Power, Inc. and subsidiaries at December 31, 2010, and the results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.
/s/ Perry-Smith LLP
Sacramento, California
March 14, 2011

Report of Independent Registered Public Accounting Firm
Board of Directors and Stockholders
Solar Power, Inc.
Roseville, California
We have audited the accompanying consolidated balance sheet of Solar Power, Inc. and subsidiaries (the “Company”) as of December 31, 2009 and the related consolidated statements of operations, stockholders’ equity and comprehensive loss, and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Solar Power, Inc. and subsidiaries at December 31, 2009, and the results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.
/s/ Macias Gini & O’Connell LLP
Sacramento, California
May 14, 2010, except for the restatement discussed in Note 18, as to which the date is March 14, 2011.

SOLAR POWER, INC.
CONSOLIDATED BALANCE SHEETS
As of December 31, 2010 and 2009
(dollars in thousands, except for par value and share data)

	2010	2009

ASSETS
Current assets:
Cash and cash equivalents	$1,441	$3,136
Accounts receivable, net of allowance for doubtful accounts of $28 and $395 at December 31, 2010 and 2009, respectively and net of deferred revenues at December 31, 2009 (note 12)	5,988	17,985
Costs and estimated earnings in excess of billings on uncompleted contracts	2,225	7,800
Note receivable, net of deferred revenue — current portion at December 31, 2009 (note 12)	—	—
Inventories, net	4,087	5,213
Asset held for sale (Note 2 and 13)	6,669	—
Prepaid expenses and other current assets	702	1,275
Restricted cash	285	280

Total current assets	21,397	35,689

Goodwill	435	435
Note receivable, net of deferred revenue — long term portion at December 31, 2009 (note 12)	—	—
Restricted cash	1,059	—
Property, plant and equipment at cost, net	915	1,390

Total assets	$23,806	$37,514

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$6,055	$16,110
Accrued liabilities	4,298	4,201
Income taxes payable	2	291
Billings in excess of costs and estimated earnings on uncompleted contracts	1,767	154
Loans payable and capital lease obligations	3,808	260

Total current liabilities	15,930	21,016
Loans payable and capital lease obligations, net of current portion	13	53

Total liabilities	15,943	21,069

Commitments and contingencies

Stockholders’ equity
Preferred stock, par $0.0001, 20,000,000 shares authorized, none issued and outstanding at December 31, 2010 and 2009	—	—
Common stock, par $0.0001, 100,000,000 shares authorized 52,292,576 shares issued and outstanding at December 31, 2010 and 2009	5	5
Additional paid in capital	42,114	41,808
Accumulated other comprehensive loss	(240)	(222)
Accumulated deficit	(34,016)	(25,146)

Total stockholders’ equity	7,863	16,445

Total liabilities and stockholders’ equity	$23,806	$37,514

The accompanying notes are an integral part of these consolidated financial statements

SOLAR POWER, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
For the Years Ended December 31, 2010 and 2009
(dollars in thousands, except for per share and share data)

	2010	2009

Net sales	$34,036	$52,551
Cost of goods sold	29,282	45,788

Gross profit	4,754	6,763

Operating expenses:
General and administrative	7,578	8,849
Sales, marketing and customer service	3,652	3,841
Engineering, design and product management	947	939

Total operating expenses	12,177	13,629

Operating loss	(7,423)	(6,866)

Other income (expense):
Interest expense	(450)	(49)
Interest income	—	12
Other expense	(1,138)	(21)

Total other expense	(1,588)	(58)

Loss before income taxes	(9,011)	(6,924)

Income tax (benefit) expense	(141)	46

Net loss	$(8,870)	$(6,970)

Net loss per common share:
Basic	$(0.17)	$(0.17)

Diluted	$(0.17)	$(0.17)

Weighted average number of common shares used in computing per share amounts
Basic	52,292,576	41,787,637

Diluted	52,292,576	41,787,637

The accompanying notes are an integral part of these consolidated financial statements

SOLAR POWER, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Years Ended December 31, 2010 and 2009
(in thousands)

	2010	2009

Cash flows from operating activities:
Net loss	$(8,870)	$(6,970)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	526	827
Amortization of loan fees	5	—
Stock issued for services	—	127
Stock-based compensation expense	306	709
Bad debt expense	523	418
Income tax expense	—	43
Loss on disposal of fixed assets	21	15
Changes in operating assets and liabilities:
Accounts receivable	11,474	(15,394)
Costs and estimated earnings in excess of billing on uncompleted contracts	18	(7,506)
Inventories	1,126	(546)
Asset held for sale	(1,112)	—
Prepaid expenses and other current assets	856	(363)
Accounts payable	(10,055)	12,194
Income taxes payable	(289)	—
Billings in excess of costs and estimated earnings on uncompleted contracts	1,613	(6)
Deferred revenue	—	(125)
Accrued liabilities	(89)	1,005

Net cash used in operating activities	(3,947)	(15,572)
Cash flows from investing activities:
Acquisitions of property, plant and equipment	(63)	(53)

Net cash used in investing activities	(63)	(53)
Cash flows from financing activities:
Proceeds from issuance of common stock	—	12,943
Restricted cash	(1,064)	247
Principal payments on notes and capital leases payable	(400)	(341)
Net proceeds from loan payable	3,899	—
Payment of loan fees	(102)	—

Net cash provided by financing activities	2,333	12,849

Decrease in cash and cash equivalents	(1,677)	(2,776)
Cash and cash equivalents at beginning of period	3,136	5,915
Effect of exchange rate changes on cash	(18)	(3)

Cash and cash equivalents at end of period	$1,441	$3,136

Supplemental disclosure of cash flow information:
Cash paid for interest	$435	$44

Cash paid for income taxes	$126	$3

Supplemental disclosure of non-cash investing and financing activities:
Equipment acquired through notes payable and capital leases	$9	$—
Amounts reclassified from costs and estimated earnings in excess of billing on uncompleted contracts to assets held for sale	$5,557	—
Stock issued for services	—	127

	$5,566	$127

The accompanying notes are an integral part of these consolidated financial statements

SOLAR POWER, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE LOSS
For the Years Ended December 31, 2010 and 2009
(dollars in thousands, except for share data)

					Accumulated Other
	Common Stock		Additional	Accumulated	Comprehensive
	Shares	Amount	Paid-In Capital	Deficit	Loss	Total

Balance January 1, 2009	37,771,325	$4	$28,029	$(18,176)	$(222)	$9,635
Comprehensive income

Net loss				(6,970)		(6,970)

Translation adjustment					—	—

Total comprehensive loss						(6,970)

Issuance of stock for option exercises	76,750	—	77			77

Issuance of restricted stock	237,501	—	197			197

Issuance of stock for services	130,000	—	127			127

Issuance of stock, net of costs	14,077,000	1	12,866			12,867

Stock-based compensation expense			512			512

Balance December 31, 2009	52,292,576	5	41,808	(25,146)	(222)	16,445
Comprehensive income

Net loss				(8,870)		(8,870)

Translation adjustment					(18)	(18)

Total comprehensive loss						(8,888)

Stock-based compensation expense			306			306

Balance December 31, 2010	52,292,576	$5	$42,114	$(34,016)	$(240)	$7,863

The accompanying notes are an integral part of these consolidated financial statements

SOLAR POWER, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
1. Organization and Basis of Financial Statement Presentation
     Solar Power, Inc. and its subsidiaries, (collectively the “Company”) is engaged in development, sales, installation and integration of photovoltaic systems and manufactures and sells solar panels and related hardware and cable, wire and mechanical assemblies.
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
     Cash and cash equivalents — Cash and cash equivalents include cash on hand, cash accounts and interest bearing savings accounts. At times, cash balances may be in excess of the various limits of the country in which such balances are held. Limits in the jurisdictions in which we maintain cash deposits are as follows: U.S. FDIC limits are unlimited for checking accounts and $250,000 per depositor for other types of deposits, Hong Kong limits are HK$100,000 (approximately US$12,800) per account, but through 2010, that limit is raised to 100% of the deposit and in the PRC coverage is not afforded on any cash deposit. The Company has not experienced any losses with respect to bank balances in excess of government provided insurance. At December 31, 2010 and 2009, the Company held approximately $2,255,000 and $3,099,000 in cash and cash equivalents and restricted cash balances in excess of the insurance limits.
     Inventories —Inventories are stated at the lower of cost or market, determined by the first in first out cost method. Prior to January 1, 2009, inventories were determined using the weighted average cost method. The conversion to first in first out cost method had no material effect on the financial statements for the fiscal year ended December 31, 2009 or on prior fiscal years. Work-in-progress and finished goods inventories consist of raw materials, direct labor and overhead associated with the manufacturing process. Provisions are made for obsolete or slow-moving inventory based on management estimates. Inventories are written down based on the difference between the cost of inventories and the net realizable value based upon estimates about future demand from customers and specific customer requirements on certain projects.
     Anti-dilutive Shares — Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (ASC) 260 Earnings Per Share, provides for the calculation of basic and diluted earnings per share. Basic earnings per share includes no dilution and is computed by dividing income attributable to common shareholders by the weighted-average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution of securities by adding other common stock equivalents, including common stock options, warrants, and restricted common stock, in the weighted average number of common shares outstanding for a period, if dilutive. Potentially dilutive securities are excluded from the computation if their effect is anti-dilutive. For the years ended December 31, 2010 and 2009 nil and 298,785 shares of common stock equivalents, respectively were excluded from the computation of diluted earnings per share since their effect would be anti-dilutive.
     The following table illustrates the computation of the weighted average shares outstanding used in computing earnings per share in our financial statements:

	December 31,
	2010	2009

Weighted Average Shares Outstanding
Basic	52,292,576	41,787,637
Dilutive effect of warrants outstanding	—	—
Dilutive effect of stock options outstanding	—	—

Diluted	52,292,576	41,787,637

     Property and equipment — Property, plant and equipment is stated at cost including the cost of improvements. Maintenance and repairs are charged to expense as incurred. Depreciation and amortization are provided on the straight line method based on the estimated useful lives of the assets as follows:

Plant and machinery	5 years
Furniture, fixtures and equipment	5 years
Computers and software	3 — 5 years
Equipment acquired under capital leases	3 — 5 years
Trucks	3 years
Leasehold improvements	the shorter of the estimated life or the lease term
     Goodwill — Goodwill is the excess of purchase price over the fair value of net assets acquired. The Company applies FASB ASC 350-20 Goodwill and other Intangible Assets, which requires the carrying value of goodwill to be evaluated for impairment on an annual basis, using a fair-value-based approach. The Company evaluated the carrying value of its goodwill at December 31, 2010 and 2009, and determined that no impairment of goodwill was identified during any of the periods presented.
     Revenue recognition
     Photovoltaic installation, integration and sales — In our photovoltaic systems installation, integration and sales segment, revenue on product sales is recognized when there is evidence of an arrangement, title and risk of ownership have passed (generally upon delivery), the price to the buyer is fixed or determinable and collectability is reasonably assured. Customers do not have a general right of return on products shipped therefore we make no provisions for returns. During the year ended December 31, 2009, the Company did recognize one product sale on a bill and hold arrangement. The customer requested that we store product to combine with a subsequent order in order to reduce their transportation costs. Since all criteria for revenue recognition had been met the Company recognized revenue on the sale. There were no bill and hold arrangements during the year ended December 31, 2010.
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
For the year ended December 31, 2009, the Company recognized revenue for one photovoltaic system construction contract using the zero margin method of revenue recognition. In the third quarter of 2009, the Company recognized revenue of approximately $13,061,000 and gross profit of approximately $3,209,000 related to this contract using the percentage-of-completion method of revenue recognition. However, in the fourth quarter of 2009 the Company modified its revenue recognition method on this contract to the zero margin method since the financing structure the customer had in place to pay the outstanding balance on the contract did not fund as expected. The contract was for approximately $19,557,000. As of December 31, 2009 the Company had recognized revenue on the contract up to the incurred contract cost of approximately $14,852,000, deferring revenue of approximately $4,563,000. In December 2009 the Company made certain guarantees to assist its customer in obtaining financing for the contract. The Company recorded a liability at the estimated fair value of approximately $142,000 related to these guarantees. At December 31, 2010 the fair value of the guarantee, net of amortization was approximately $127,000. As of December 31, 2009, the deferred revenue of $4,563,000 had been netted on our balance sheet against the note and accounts receivable related to this contract. On December 22, 2010, the Company entered into a Note Purchase and Sale Agreement discounting the note receivable and receiving a cash payment of $1,000,000. The purchase price of the note was determined based on the present value of the obligation over the likely repayment period, the risk involved with the payment of such term, and the unsecured nature of the obligation, and the release of any claims against the Company by the issuer of the note related to the finance structure and assumptions. As a result of the transaction, the Company recognized approximately $464,000 of the revenue that had been previously deferred and that as a result of the transaction there was no additional revenue to be recognized and the note has been settled.
Additionally, in 2009, for a separate construction contract the Company determined the use of the completed contract method of revenue recognition was appropriate. At December 31, 2009 we recorded on our balance sheet approximately $5,557,000 of cost related to this contract in the caption cost and estimated earnings in excess of billings on uncompleted contracts. In our second fiscal quarter ended June 30, 2010 it was determined that the customer was unable to perform on its payment obligations under the contract. The Company took possession of the facility and its related Power Purchase Agreement (“PPA”) in lieu of payment. The Company reclassified the amount recorded in costs and estimated earnings in excess of billings on uncompleted contracts (approximately $5,557,000) and the remaining costs to complete the contract (approximately $4,459,000) to assets held for sale on its balance sheet. At December 31, 2010, the value of the asset held for sale on our balance sheet is approximately $6,669,000, the cost of the project (approximately $10,016,000) less the Section 1603 grant-in-lieu of tax credits of approximately $3,347,000.
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
     Allowance for doubtful accounts — The Company regularly monitors and assesses the risk of not collecting amounts owed to the Company by customers. This evaluation is based upon a variety of factors including: an analysis of amounts current and past due along with relevant history and facts particular to the customer. It requires the Company to make significant estimates, and changes in facts and circumstances could result in material changes in the allowance for doubtful accounts. At December 31, 2010 and 2009 the Company has recorded an allowance of approximately $28,000 and $395,000, respectively.

Allowance for bad debts as of December 31, 2010 and 2009 was as follows (in thousands):

	2010	2009

Balance January 1	$395	$49
Provision	523	418
Write offs	(890)	(72)
Recoveries	—	—

Balance December 31	$28	$395

     Shipping and handling cost — Shipping and handling costs related to the delivery of finished goods are included in cost of goods sold. During the years ended December 31, 2010 and 2009, shipping and handling costs expensed to cost of goods sold were approximately $724,000 and $1,001,000, respectively.
     Advertising costs — Costs for newspaper, television, radio, and other media and design are expensed as incurred. The Company expenses the production costs of advertising the first time the advertising takes place. The costs for this type of advertising were approximately $131,000 and $198,000 during the years ended December 31, 2010 and 2009, respectively.
     Stock-based compensation — The Company accounts for stock-based compensation under the provisions of FASB ASC 718 Share-Based Payment, which requires the Company to measure the stock-based compensation costs of share-based compensation arrangements based on the grant-date fair value and generally recognizes the costs in the financial statements over the employee requisite service period.
     Product Warranties — We offer the industry standard of 20 years for our solar modules and industry standard five (5) years on inverter and balance of system components. Due to the warranty period, we bear the risk of extensive warranty claims long after we have shipped product and recognized revenue and our cable, wire and mechanical assemblies business, historically our warranty claims have not been material. In our cable, wire and mechanical assemblies segment our current standard product warranty for our mechanical assembly products ranges from one to five years. In our solar photovoltaic business, our greatest warranty exposure is in the form of product replacement. Until the third quarter of fiscal 2007, the Company purchased its solar panels from third-party suppliers and since the third-party warranties are consistent with industry standards we considered our financial exposure to warranty claims immaterial. Since the Company does not have sufficient historical data to estimate its exposure, we have looked to our historical data and the historical data reported by other solar system installers and manufacturers. The Company has provided a warranty reserve of approximately $296,000 and $503,000 for the years ended December 31, 2010 and 2009, respectively.
The accrual for warranty claims consisted of the following at December 31, 2010 and 2009 (in thousands):

	2010	2009

Beginning balance	$1,246	$743
Provision charged to warranty expense	296	503
Less: warranty claims	—	—

Ending balance	$1,542	$1,246

Performance Guarantee
On December 18, 2009, the Company entered into a 10-year energy output guaranty related to the photovoltaic system installed for Solar Tax Partners 1, LLC (“STP”) at the Aerojet facility in Rancho Cordova, CA. The guaranty provided for compensation to STP’s system lessee for shortfalls in production related to the design and operation of the system, but excluding shortfalls outside the Company’s control such as government regulation. The Company believes that the probability of a shortfall is unlikely and if they should occur be covered under the provisions of its current panel and equipment warranty provisions. For the fiscal year ended December 31, 2010 there were no charges against our reserves related to this performance guarantee.

Accrued guarantee costs at December 31, 2010 and 2009 were as follows (in thousands):

Balance January 1	$142	$—
Additions	—	142
Amortization	(15)	—

Balance December 31	$127	$142

     Income taxes — We account for income taxes under the asset and liability method. Under this method, deferred tax assets and liabilities are determined based on differences between financial reporting and tax reporting bases of assets and liabilities and are measured using enacted tax rates and laws that are expected to be in effect when the differences are expected to reverse. Realization of deferred tax assets is dependent upon the weight of available evidence, including expected future earnings. A valuation allowance is recognized if it is more likely than not that some portion, or all of a deferred tax asset will not be realized.
The Company accounts for income taxes using FASB ASC 740 Accounting for Income Taxes, which is intended to create a single model to address uncertainty in income tax positions. ASC 740 clarifies the accounting for uncertainty in income tax positions by prescribing the minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. In addition, ASC 740 clearly scopes out income taxes from FASB ASC 450.
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
The Company elects to accrue any interest or penalties related to its uncertain tax positions as part of its income tax expense.
     Foreign currency translation — The consolidated financial statements of the Company are presented in U.S. dollars and the Company conducts substantially all of its business in U.S. dollars.
     All assets and liabilities in the balance sheets of foreign subsidiaries whose functional currency is other than U.S. dollars are translated at period-end exchange rates. All income and expenditure items in the income statements of these subsidiaries are translated at average annual exchange rates. Gains and losses arising from the translation of the financial statements of these subsidiaries are not included in determining net income but are accumulated in a separate component of stockholders’ equity as comprehensive income. The functional currency of the Company’s operations in the People’s Republic of China is the Renminbi.
     Gains and losses resulting from the translation of foreign currency transactions are included in income.
     Aggregate net foreign currency transaction expense included in the income statement was approximately $1,025,000 and $91,000 for the years ended December 31, 2010 and 2009, respectively.
     Comprehensive income (loss) — FASB ASC 220 Reporting Comprehensive Income, establishes standards for reporting comprehensive income and its components in a financial statement that is displayed with the same prominence as other financial statements. Comprehensive income, as defined, includes all changes in equity during the period from non-owner sources. Examples of items to be included in comprehensive income, which are excluded from net income, include foreign currency translation adjustments and unrealized gain (loss) of available-for-sale securities. For the years ended December 31, 2010 and 2009, comprehensive loss was approximately $8,888,000 composed of a net loss of approximately $8,870,000 and currency translation loss of approximately $18,000 and $6,970,000, composed entirely of a net loss, respectively.
     Post-retirement and post-employment benefits — The Company’s subsidiaries which are located in the People’s Republic of China and Hong Kong contribute to a state pension scheme on behalf of its employees. The Company recorded approximately $118,000 and $66,000 in expense related to its pension contributions for the years ended December 31, 2010 and 2009, respectively. Neither the Company nor its subsidiaries provide any other post-retirement or post-employment benefits.
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

     Presentation — Prior period presentations have been modified to conform to current presentations.
3. Recently Issued Accounting Pronouncements
     In January 2010, FASB issued ASU 2010-06, Fair Value Measurements and Disclosures (Topic 820). ASU 2010-06 amends Subtopic 820-10 requiring new disclosures for transfers in and out of Levels 1 and 2, activity in Level 3 fair value measurements, level of disaggregation and disclosures about inputs and valuation techniques. The new disclosures and clarifications of existing disclosures are effective for interim and annual reporting periods beginning after December 15, 2009, except for disclosures about purchases, sales, issuances and settlements in the roll forward activity of Level 3 fair value measurements. Those disclosures are effective for fiscal years beginning after December 15, 2010 and for interim periods within those fiscal years. The adoption of ASU 2010-06 had no impact on results of operations, cash flows or financial position.
     In December 2010, the FASB issued ASU 2010-28, Intangibles — Goodwill and Other (Topic 350). ASU 2010-28 modify Step 1 of the goodwill impairment test for reporting units with zero or negative carrying amounts. For those units, an entity is required to perform Step 2 of the goodwill impairment test if it is more likely than not that a goodwill impairment exists. ASU 2010-28 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. The Company expects that the adoption of ASU 2010-28 will have no material impact on results of operations, cash flows or financial position.
     In December 2010, the FASB issued ASU 2010-29, Business Combinations (Topic 805). ASU 2010-29 specify that a public entity as defined by Topic 805, who presents comparative financial statements, must disclose revenue and earnings of the combined entity as though the business combination that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period only. ASU 2010-29 is effective prospectively for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2010. Early adoption is permitted. The Company expects that the adoption of ASU 2010-29 will have no impact on the results of operations, cash flows or financial position.
     In June 2009, FASB issued ASU 2009-16. ASU 2009-16 applies to all entities and is effective for annual financial periods beginning after November 15, 2009 and for interim periods within those years. Earlier application is prohibited. A calendar year-end company must adopt this statement as of January 1, 2010. This statement retains many of the criteria of FASB ASC 860 (FASB 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities”) to determine whether a transfer of financial assets qualifies for sale accounting, but there are some significant changes as discussed in the statement. Its disclosure and measurement requirements apply to all transfers of financial assets occurring on or after the effective date. Its disclosure requirements, however, apply to transfers that occurred both before and after the effective date. In addition, because ASU 2009-16 eliminates the consolidation exemption for Qualifying Special Purpose Entities, a company will have to analyze all existing QSPEs to determine whether they must be consolidated under FASB ASC 810. The adoption of ASU 2009-16 had no impact on results of operations, cash flows or financial position.
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
     In July 2010, the FASB issued ASU 2010-20, “Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses”. ASU 2010-20 applies to all entities with financing receivables, excluding short-term trade accounts receivable or receivables measured at fair value or lower of cost or fair value. ASU 2010-20 is effective for interim and annual reporting periods ending after December 15, 2010. The adoption of ASU 2010-20 did not have a material impact on results of operations, cash flows or financial position.
     In October 2009, the FASB ratified FASB ASU 2009-13 (the EITF’s final consensus on Issue 08-1, “Revenue Arrangements with Multiple Deliverables”). ASU 2009-13 is effective for fiscal years beginning on or after June 15, 2010. Earlier adoption is permitted on a prospective or retrospective basis. The Company does not anticipate the adoption of FASB ASC 605-25 to have an impact on results of operations, cash flows or financial position.

     In April 2010, the FASB issued ASU 2010-17, Revenue Recognition — Milestone Method (Topic 605). ASU 2010-17 provides guidance on the criteria that should be met for determining whether the milestones method of revenue recognition is appropriate. ASU 2010-17 is effective on a prospective basis for fiscal years, and interim periods within those years, beginning on or after June 15, 2010. Early adoption is permitted. The Company expects that the adoption of ASU 2010-17 will have no impact on results of operations, cash flows or financial position.
4. Restricted Cash
     At December 31, 2010, the Company had restricted bank deposits of approximately $1,344,000. The restricted bank deposits consist of approximately $1,004,000 as a reserve pursuant to our guarantees of our customer Solar Tax Partners 1, LLC with the bank providing the debt financing on their solar generating facility (subsequent to year end, in January, 2011, Solar Tax Partners 1, LLC refinanced their loan reducing the amount of restricted cash to $400,000), approximately $285,000 as a reserve pursuant to our loan agreement with the bank providing the debt financing for the solar generating facility owned by our subsidiary, Solar Tax Partners 2, LLC, approximately $20,000 securing our corporate credit card and approximately $35,000 as retention by our bank for our merchant credit card services. At December 31, 2009, the Company’s restricted bank deposits of $280,000 as collateral for the outstanding letter of credits in the amount of $255,000 and the Company’s bank credit card of $25,000.
5. Inventories
     Inventories consisted of the following at December 31 (in thousands):

	2010	2009

Raw material	$2,137	$2,348
Finished goods	2,079	2,882
Provision for obsolete stock	(129)	(17)

	$4,087	$5,213

6. Prepaid Expenses and Other Current Assets
     Prepaid expenses and other current assets at December 31 were (in thousands):

	2010	2009

Rental, equipment and utility deposits	$177	$189
Supplier deposits	24	606
Insurance	94	188
Advertising	105	160
Taxes	141	—
Loan fees	96	—
Other	65	132

	$702	$1,275

7. Property and Equipment
     Property and equipment consisted of the following at December 31 (in thousands):

	2010	2009

Plant and machinery	$686	$669
Furniture, fixtures and equipment	351	345
Computers and software	1,437	1,424
Trucks	118	246
Leasehold improvements	402	410

Total cost	2,994	3,094
Less: accumulated depreciation	(2,079)	(1,704)

	$915	$1,390

     Depreciation expense was approximately $526,000 and $827,000 for the years ended December 31, 2010 and 2009, respectively.

8. Accrued Liabilities
     Other accrued liabilities at December 31 were (in thousands):

	2010	2009

Accrued payroll and related costs	$462	$770
Sales tax payable	965	874
Warranty reserve	1,542	1,246
Customer deposits	368	566
Insurance premium financing	—	141
Accrued commission	—	276
Accrued financing costs	578	—
Accrued guarantee reserve, net	127	142
Other	256	186

	$4,298	$4,201

9. Stockholders’ Equity
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
Issuance of warrants to purchase common stock
     In October 2010, in conjunction with a consulting agreement, we issued a warrant to purchase 500,000 shares of our common stock to a consultant at an exercise price of $0.25 per share. The warrant is exercisable over a five-year period and vests based on certain performance criteria. This warrant was fair-valued at $0.23 per share using the Black-Scholes model. The warrant expires on October 1, 2015. Since the warrant is performance based no expense was recorded for the fiscal year ended December 31, 2010.

The following table summarizes the Company’s warrant activity:

		Weighted-Average	Weighted-Average
		Exercise Price Per	Remaining	Aggregate Intrinsic
	Shares	Share	Contractual Term	Value ($000)

Outstanding as of January 1, 2009	2,366,302	2.88	2.35	$—
Issued	—	—	—	—
Exercised	—	—	—	—
Cancelled or expired	—	—	—	—

Outstanding as of December 31, 2009	2,366,302	2.88	1.91	—
Issued	500,000	0.25	5.00	—
Exercised	—	—	—	—
Cancelled or expired	—	—	—	—

Outstanding December 31, 2010	2,866,302	$2.42	2.11	$—

Exercisable December 31, 2010	2,366,302	$2.88	1.55	$—

Assumptions used in the determination of the fair value of warrants issued during 2010 using the Black-Scholes model were as follows:

				Expected	Risk-free	Weighted Average
		Exercise	Fair-Value	Term in	interest	Remaining		Dividend
	Date Issued	Price	(in thousands)	years	rate	Contractual Life	Volatility	Yield
In conjunction with a project development agreement	10/01/2010	$0.25	$113	5.00	1.70%	4.75	169.2%	0%
10. Income Taxes
     Loss before provision for income taxes is attributable to the following geographic locations for the years ended December 31 (in thousands):

	2010	2009
United States	$(8,216)	$(8,498)
Foreign	(795)	1,574

	$(9,011)	$(6,924)

     As of December 31, 2010, the Company had a net operating loss carry forward for federal income tax purposes of approximately $34.8 million, which will start to expire in the year 2027. The Company had a total state net operating loss carry forward of approximately $34.4 million, which will start to expire in the year 2017.
     Utilization of the federal and state net operating loss may be subject to an annual limitation due to the “change in ownership” provisions of the Internal Revenue Code of 1986 and similar state provisions. The annual limitation may result in the expiration of net operating losses and credits before utilization.

     The (benefit) provision for income taxes consists of the following for the year ended December 31 (in thousands):

	2010	2009
Current:
Federal	$—	$—
State	3	3
Foreign	(144)	43

Total provision (benefit) for income taxes	$(141)	$46

     The reconciliation between the actual income tax expense and income tax computed by applying the statutory U.S. Federal income tax rate of 35% to pre-tax loss before provision for income taxes for the years ended December 31 are as follows (in thousands):

	2010	2009
(Benefit) Provision for income taxes at U.S. Federal statutory rate	$(3,154)	$(2,432)
State taxes, net of federal benefit	2	2
Foreign taxes at different rate	134	(509)
Non-deductible expenses	5	8
Valuation allowance	2,872	2,978
Other	—	(1)

	$(141)	$46

     Deferred income taxes reflect the net tax effects of loss carry forwards and temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax assets for federal, state and foreign income taxes are as follows at December 31 are presented below (in thousands):

	2010	2009
Deferred income tax assets:
Net operating loss carry forwards	$14,282	$11,621
Temporary differences due to accrued warranty costs	631	550
Temporary differences due to Compensation related accruals	1,015	337
Other temporary differences	49	133

	15,977	12,641
Valuation allowance	(15,977)	(12,641)

Total deferred income tax assets	—	—

Net deferred tax assets	$—	$—

     FASB ACS 740-10-05 provides for the recognition of deferred tax assets if it is more likely than not that those deferred tax assets will be realized. Management reviews deferred tax assets periodically for recoverability and makes estimates and judgments regarding the expected geographic sources of taxable income in assessing the need for a valuation allowance to reduce deferred tax assets to their estimated realizable value. Realization of our deferred tax assets is dependent upon future earnings, if any, the timing and amount of which are uncertain. Because of our lack of earnings history, the net deferred tax assets have been fully offset by a valuation allowance. The valuation allowance increased by approximately $3.3 million during the year ended December 31, 2010, primarily as a result of operating losses. The valuation allowance increased by $3.8 million during the year ended December 31, 2009, primarily as a result of operating losses.
     The Company has not provided for U.S. income taxes on undistributed earnings of its Hong Kong subsidiary because they are considered permanently invested outside of the U.S. Upon repatriation, some of these earnings could generate foreign tax credits which may reduce the U.S. tax liability associated with any future dividend. At December 31, 2010, the cumulative amount of earnings upon which U.S. income taxes have not been provided was approximately $621 thousand.

     The Company has no unremitted foreign earnings as of December 31, 2010 from its PRC operations.
     PRC Taxation — Our PRC subsidiary of the Company is a foreign investment enterprise established in Shenzhen, the PRC, and is engaged in production-oriented activities; under the corporate income tax laws enacted in 2007, a foreign investment enterprise is generally subject to income tax at a 25% rate. The subsidiary of the Company was granted income tax incentives prior to 2007 and will continue to enjoy the tax incentives under the grandfather rules provided by the 2007 law. The incentive provides that the subsidiary is exempted from the PRC enterprise income tax for two years starting from the first profit-making year, followed by a 50% tax exemption for the next three years. The subsidiary’s first profitable year was 2007. As a result of operating losses for the fiscal year ended December 31, 2010, no provision was made. A provision of $15,000 has been provided for the year ended December 31, 2009.
     Hong Kong Taxation — A subsidiary of the Company is incorporated in Hong Kong and is subject to Hong Kong profits tax. The Company is subject to Hong Kong taxation on its activities conducted in Hong Kong and income arising in or derived from Hong Kong. The applicable profits tax rate for all periods is 17.5%. A provision of approximately $11,000 and $28,000 for profits tax was recorded for the years ended December 31, 2010 and 2009, respectively.
          We evaluate our income tax positions and record tax benefits for those tax positions where it is more likely than not that a tax benefit will be sustained. We have recorded the largest amount of tax benefit with a greater than 50% likelihood of being realized upon ultimate or effective settlement with a taxing authority that has full knowledge of all relevant information. For those tax positions where it is not more likely than not that a tax position will be sustained, no tax benefit has been recognized in the financial statements. When applicable, associated interest and penalties have been recognized as a component of income tax expense. During 2010 the company filed tax returns and settled all uncertain tax positions recorded during 2009 and previous years for approximately $120,000. At December 31, 2010 and 2009, the liabilities related to total unrecognized tax positions were zero and $275 thousand respectively, all of which had an impact on the effective tax rate in 2010. While the Company does not expect that the total amount of unrecognized benefit will significantly change over the next 12 months, it is reasonably possible that a change could occur. The Company had no accrued interest and penalties at December 31, 2010 and 2009, and had insignificant interest and penalty expense for the years ending December 31, 2010 and 2009.
          We file income tax returns in the U.S., as well as California, Colorado, and certain other foreign jurisdictions. We are currently not the subject of any income tax examinations. The Company’s tax returns remain open for examination for years beginning in 2007 and subsequent years.
Reconciliation of the unrecognized tax benefits for the years ended December 31, 2010 and 2009 are as follows (in thousands):

	2010	2009
Beginning balance	$275	$248
Additions for current year tax positions	—	27
Reductions for current year tax positions	—	—
Additions for prior year tax positions	—	—
Reductions for prior year tax positions	(155)	—
Settlements	(120)	—

Ending balance	$—	$275

11. Stock-based Compensation
     Stock-based compensation expense for all stock-based compensation awards granted was based on the grant-date fair value estimated in accordance with the provisions of FASB ACS 715. Prior to 2006 the Company had not issued stock options or other forms of stock-based compensation.

     The following table summarizes the consolidated stock-based compensation expense, by type of awards (in thousands):

	Years Ended December 31
	2010	2009

Employee stock options	$272	$512
Restricted stock	34	197

Total stock-based compensation expense	$306	$709

     The following table summarizes the consolidated stock-based compensation by line items (in thousands):

	Years Ended December 31
	2010	2009
General and administrative	$162	$536
Sales, marketing and customer service	84	136
Engineering, design and product development	60	37

Total stock-based compensation expense	306	709
Tax effect on stock-based compensation expense	—	—

Total stock-based compensation expense after income taxes	$306	$709

Effect on net loss per share:
Basic and diluted	$(0.001)	$(0.017)

     As stock-based compensation expense recognized in the consolidated statements of operations is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. Forfeitures are required to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.
Determining Fair Value
     Valuation and Amortization Method — The Company estimates the fair value of service-based and performance-based stock options granted using the Black-Scholes option-pricing formula. The fair value is then amortized on a straight-line basis over the requisite service periods of the awards, which is generally the vesting period. In the case of performance-based stock options, amortization does not begin until it is determined that meeting the performance criteria is probable. Service-based and performance-based options typically have a five year life from date of grant and vesting periods of three to four years. Prior to September 23, 2007 the fair value of share awards granted was determined by the last private placement price of our common stock since our shares were not trading during that time.
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
     Expected Volatility —The Company has chosen to use its historical volatility rates to calculate the volatility for its granted options.
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

     Assumptions used in the determination of the fair value of share-based payment awards using the Black-Scholes model were as follows:

	2010		2009
	Service-based	Performance-based	Service-based	Performance-based
Expected term	3.25-3.75	N/A	3.25 - 3.75	N/A
Risk-free interest rate	1.70%	N/A	1.72%	N/A
Volatility	72%-75%	N/A	74% - 88%	N/A
Dividend yield	0%	N/A	0%	N/A
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
     At December 31, 2010 there were approximately 4,964,299 shares available to be issued under the plan (9% of the outstanding shares of 52,292,576 plus outstanding warrants of 2,866,302). There were 3,056,043 options and restricted shares issued under the plan, 164,195 options exercised under the plan and 1,744,061 shares available to be issued.
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

     The following table summarizes the Company’s stock option activities:

		Weighted-Average	Weighted-Average
		Exercise Price Per	Remaining	Aggregate Intrinsic
	Shares	Share	Contractual Term	Value ($000)

Outstanding as of January 1, 2009	2,356,900	1.28	3.45	$—
Granted	489,500	1.10	3.78	63,635
Exercised	(76,750)	1.00	—	—
Forfeited	(75,250)	1.00	—	—

Outstanding as of December 31, 2009	2,694,400	1.20	2.80	80,832
Granted	1,331,000	0.84	4.38	—
Exercised	—	—	—	—
Forfeited	(1,520,225)	1.34	—	—

Outstanding December 31, 2010	2,505,175	$0.92	2.99	$—

Exercisable December 31, 2010	1,171,050	$1.08	1.59	$—

     The weighted-average grant-date fair value of options granted during 2010 and 2009 was $0.84 and $0.75, respectively. The total intrinsic value of options exercised during 2010 and 2009 was nil.
     The following table summarizes the Company’s restricted stock activities:

Shares
Outstanding January 1, 2009	313,367
Granted	237,501
Forfeited	—

Outstanding as of December 31, 2009	550,868
Granted	—
Forfeited	—

Outstanding as of December 31, 2010	550,868

Vested as of December 31, 2010	525,868

     Changes in the Company’s non-vested stock options are summarized as follows:

	Stock-based Options		Performance-based Options		Restricted Stock
		Weighted-Average		Weighted-Average		Weighted-Average
		Grant Date Fair		Grant Date Fair		Grant Date Fair
	Shares	Value Per Share	Shares	Value Per Share	Shares	Value Per Share
Non-vested as of January 1, 2009	1,124,334	$0.84	50,000	$0.73	75,000	$1.20
Granted	489,500	0.45	—	—	237,501	0.83
Vested	(494,334)	0.79	(50,000)	0.73	(262,501)	1.34
Forfeited	(75,250)	0.61	—	—	—	—

Non-vested as of December 31, 2009	1,044,250	0.71	—	—	50,000	1.34
Granted	1,331,000	0.34	—	—	—	—
Vested	(288,875)	0.69	—	—	(25,000)	1.34
Forfeited	(752,250)	0.64	—	—	—	—

Non-vested as of December 31, 2010	1,334,125	$0.78	—	$—	25,000	$1.34

     As of December 31, 2010, there was approximately $504,000, $0 and $31,000 of unrecognized compensation cost related to non-vested service-based options, performance-based options and restricted stock grants, respectively. The cost is expected to be recognized over a weighted-average of 3.25 years for service-based options and 1.0 years for restricted stock grants. The total fair value of shares vested during the year ended December 31, 2010 was $272,000, $0 and $34,000 for service-based options, performance-based options and restricted stock grants, respectively. The total fair value of shares vested during the year ended December 31, 2009 was $479,000, $33,000 and $197,000 for service-based options, performance-based options and restricted stock grants, respectively. There were no changes to the contractual life of any fully vested options during the years ended December 31, 2010 and 2009.

12. Note Receivable
On December 22, 2009 the Company entered into a Promissory Note (“Note”) in the amount of three million six hundred thirty thousand one hundred sixty four dollars ($3,630,164) with HEK Partners, LLC (“HEK”) in connection with a completed Engineering, Procurement and Construction Agreement (“EPC”) between Solar Tax Partners 1, LLC (“STP1”) and the Company. The note receivable represented partial consideration for the total commitment due under the EPC of $19,557,000. HEK, the maker of the Note, is the managing partner of STP1 and has agreed to assume this obligation as part of its capital contribution to STP1. HEK will make periodic payments under this Note with a payment of one million dollars ($1,000,000) on or before December 31, 2010 and thereafter will make annual payments, prior to the maturity date, in amounts equal to the percent (10%) of the outstanding principal balance on the Note, with a final payment due on December 31, 2016. Payments will be applied first to any fees or charges due under the Note, second to accrued interest and third to the principal balance. The Note bears interest of 6.5% per annum. The Note was issued in connection with a construction contract recorded under the zero margin method (see Note 2). At December 31, 2009 deferred revenue of approximately $4,563,000 has been netted against the note receivable and accounts receivable related to the contract. The deferred revenue will be recognized in income as the Note and receivable is collected.
On December 22, 2010, the Company entered into a Note Purchase and Sale Agreement, discounting the note receivable and receiving a cash payment of $1,000,000. The purchase price of the note was determined based on the present value of the obligation over the likely repayment period, the risk involved with the payment of such term, and the unsecured nature of the obligation, and the release of any claims against the Company by the issuer of the Note related to the finance structure and assumptions. As a result of the transaction, the Company recognized approximately $464,000 of the revenue that had been previously deferred and that as a result of the transaction the is no additional revenue to be recognized and the note has been settled.
13. Asset Held for Sale
     During the twelve months ended December 31, 2010 the Company recorded an asset held for sale of approximately $10,016,000. The Company used the guidance under FASB ACS 360-10-45-9 to evaluate the classification, as discussed in Note 2. The asset held for sale resulted from the Company taking possession of a solar facility for which the customer was unable to complete payment. The Company expects that this asset will be sold within the next twelve months and is currently marketing the facility for sale. At December 31, 2010, the asset held for sale on the consolidated balance sheet was reduced by approximately $3,347,000 to $6,669,000 for funds received from the United States Treasury under Section 1603, Payment for Specified Energy Property in Lieu of Tax Credits. Accordingly, the asset held for sale is recorded as a current asset in the consolidated balance sheet as of December 31, 2010.
14. Loans Payable and Capital Lease Obligations
On June 1, 2010, our wholly-owned subsidiary, Solar Tax Partners 2, LLC (“STP 2”), and Five Star Bank (“Five Star”) entered into a Loan Agreement (the “Loan Agreement”). Under the Loan Agreement, Five Star agreed to advance a loan in an amount equal to $3,898,560 at an interest rate equal to 8.00% per annum. The Loan Agreement is evidenced by a Promissory Note, which is payable in 120 equal monthly payments of $47,535 commencing on July 15, 2010 through the maturity date of the loan, which is the earlier of June 15, 2020 or the date on which Aerojet General Corporation terminates that certain Power Purchase Agreement with STP 2 (the “PPA”) or purchases the solar power generation facility pursuant to the PPA. The Loan Agreement contains customary representations, warranties and financial covenants. In the event of default as described in the Loan Agreement, the accrued and unpaid interest and principal immediately becomes due and payable and the interest rate increases to 12.00% per annum. Borrowings under the Loan Agreement are secured by (i) a blanket security interest in all of the assets of STP 2, and (ii) a first priority lien on the easement interest, improvements, and fixtures and other real and personal property related thereto located on the property described in the Loan Agreement. The primary asset is a power generating facility recorded as an asset held for sale which is discussed in Note 13 above. The note payable of $3,782,000 has been recorded as a current liability in the December 31, 2010 balance sheet since if the facility is sold the Loan could contractually be required to be paid and the facility is expected to be sold in twelve months.
The Company was obligated under loans payable requiring minimum payments as follows (in thousands):

Years ending December 31,
2011	$3,804
2012	5
2013	—

3,809
Less current portion	(3,804)

Long-term portion	$5

     The loans payable are collateralized by trucks used in the Company’s solar photovoltaic business, bear interest rates between 1.9% and 2.9% and are payable over sixty months and our wholly-owned subsidiary, Solar Tax Partners 2, LLC’s power generating facility, bearing interest at 8% and is payable over 120 months.
     The Company leases equipment under capital leases. The leases expire from 2012 to 2013. The Company was obligated for the following minimum payments under these leases (in thousands):

Years ending December 31,
2011	$7
2012	6
2013	2
Less amounts representing interest	(3)

Present value of net minimum lease payments	12
Less current portion	(4)

Long-term portion	$8

15. Commitments and Contingencies
     Letters of Credit — At December 31, 2009, the Company had outstanding standby letters of credit of approximately $225,413 as collateral for its capital lease. The standby letter of credit is issued for a term of one year, mature beginning in September 2009 and the Company paid one percent of the face value as an origination fee. These letters of credit are collateralized by $255,000 of the Company’s cash deposits. In July, 2010, the Company made the final payment on the capital lease, the letter of credit was released and the restricted cash deposit collateralizing the lease was released.
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

Guaranty provisions related to the Recapture Event, Repurchase Obligation and Excess Development Costs guarantees have effectively expired or were no longer applicable as of December 31, 2009. This is because the trigger event for the Company’s potential obligation has either lapsed or been negated. The Company determined that the fair value of such guarantees was immaterial.
At December 31, 2009, the Company recorded on its balance sheet, the fair value of the remaining guarantees, at their estimated fair value of $142,000. At December 31, 2010 the amount recorded on the Company’s balance sheet was approximately $127,000, net of amortization.
     Operating leases — The Company leases premises under various operating leases which expire through 2012. Rental expenses under operating leases included in the statement of operations were approximately $703,000 and $780,000 for the years ended December 31, 2010 and 2009, respectively.
     Our manufacturing facilities consist of 123,784 square feet, including 101,104 square feet of factories and 23,680 square feet of dorms, situated in an industrial suburb of Shenzhen, Southern China known as Long Gang. Only the state may own land in China. Therefore, we lease the land under our facilities, and our lease agreement gives us the right to use the land until December 31, 2010 at an annual rent of $229,134. We have an option to renew this lease for 2 additional years on the same terms. While we continue to operate our manufacturing in the existing facility, we are actively seeking alternatives that will provide lower cost, higher quality or other incentives that may benefit the company. The Company did not exercise its option to renew the lease at December 31, 2010 but continues to occupy the facility on a month-to-month tenancy.
     On December 1, 2010 we leased approximately 3,900 square feet of office space to accommodate our support services operations in Shenzhen, China. The term of the lease is three years and expires on November 30, 2013 at an annual rent of approximately $38,334.
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
     Our retail outlet is located in Roseville, California in a space of approximately 2,000 square feet. The five year lease commenced in October 2007 and expires in December 2012. The rent is currently $79,426 per year and increase to $84,252 in the fifth year. The Company has an option to renew for an additional five years. In October 2010, in conjunction with the discontinuance of our residential installation business, we closed our retail outlet. The premises are currently subleased at a monthly rent equal to our leasing costs of the premises.
The Company is obligated under operating leases requiring minimum rentals as follows (in thousands):

Years ending December 31,
2011	$499
2012	316
2013	—

Total minimum payments	$815

     Litigation — We are not a party to any pending legal proceeding. In the normal course of operations, we may have disagreements or disputes with employees, vendors or customers. These disputes are seen by our management as a normal part of business especially in the construction industry, and there are no pending actions currently or no threatened actions that management believes would have a significant material impact on our financial position, results of operations or cash flows.
16. Operating Risk
     Concentrations of Credit Risk and Major Customers — A substantial percentage of the Company’s net revenue comes from sales made to a small number of customers and are typically sold on an open account basis. Details of customers accounting for 10% or more of total net sales for the years ended December 31, 2010 and 2009 are as follows (in thousands):

Customer	2010	2009
Temescal Canyon RV, LLC	$7,659	$—
Solar Tax Partners I LLC.	—	14,853
Bayer & Roach GmbH	—	5,857
Sun Technics Ltd.		6,473

	$7,659	$27,183

     Details of the accounts receivable, and note receivable net of deferred revenue, and costs and estimated earnings in excess of billings on uncompleted contracts from the customers with the largest receivable balances (including all customers with accounts receivable balances of 10% or more of accounts receivable) at December 31, 2010 and 2009, respectively are (in thousands):

Customer	2010	2009
Temescal Canyon RV, LLC	$1,897	$—
Solar Tax Partners 1, LLC — accounts receivable	—	8,172
Solar Tax Partners 2, LLC — costs and estimated earnings in excess of Billings on uncompleted projects	—	5,557

	$1,897	$13,729

     Product Warranties — We offer the industry standard of 20 years for our solar modules and industry standard five (5) years on inverter and balance of system components. Due to the warranty period, we bear the risk of extensive warranty claims long after we have shipped product and recognized revenue. In our wire and mechanical assembly business, historically our warranty claims have not been material. In our solar photovoltaic business our greatest warranty exposure is in the form of product replacement. Until the third quarter of fiscal 2007, the Company purchased its solar panels from third-party suppliers and since the third-party warranties are consistent with industry standards we considered our financial exposure to warranty claims immaterial. During the quarter ended September 30, 2007, the Company began installing its own manufactured solar panels. As a result, the Company recorded the provision for the estimated warranty exposure on these construction contracts within cost of sales. Since the Company does not have sufficient historical data to estimate its exposure, we have looked to our historical data and historical data reported by other solar system installers and manufacturers.

Performance Guarantee
On December 18, 2009, the Company entered into a 10-year energy output guaranty related to the photovoltaic system installed for Solar Tax Partners 1, LLC (“STP”) at the Aerojet facility in Rancho Cordova, CA. The guaranty provided for compensation to STP’s system lessee for shortfalls in production measured over a 12-month period. The Company believes that the probability of shortfalls is unlikely and if they should occur be covered under the provisions of its current panel and equipment warranty provisions.
17. Fair Value of Financial Instruments
     The carrying amounts of cash and cash equivalents and accounts receivable, prepayments, notes payable, accounts payable, accrued liabilities, accrued payroll and other payables approximate their respective fair values at each balance sheet date due to the short-term maturity of these financial instruments.
Fair Value Guarantee
Guarantees — In accordance with FASB ASC 820-10, the Company used multiple techniques to measure the fair value of the guarantees using Level 3 inputs; the results of each technique have been reasonably weighted based upon management’s judgment to determine the fair value of the guarantees at the measurement date. As a result of applying reasonable weights to each technique, the Company believes a reasonable estimate of fair value for the guarantees was approximately $142,000 at December 31, 2009. At December 31, 2010 the value of the guarantee on our consolidated balance sheet, net of amortization, was approximately $127,000.
18. Geographical Information
     The Company’s two primary business segments include: (1) photovoltaic installation, integration, and sales and (2) cable, wire and mechanical assemblies. Prior to the quarter ended March 31, 2010, the Company operated in a third segment, franchise/product distribution operations. During that quarter, the Company reorganized its internal reporting and management structure, combining the operations of the franchise/product distribution segment with its photovoltaic installation, integration and sales segment. Segment information for the twelve months ended December 31, 2009 has been restated to give effect to this change. The Company’s reportable segments are strategic business units that offer different products and services. They are managed separately because each business requires different technology and marketing strategies.
     During August and September 2009, the Company terminated all existing franchise agreements and will no longer be seeking new franchisees. The Company entered into arrangements with most of its former franchisees in which they will distribute our Yes! Solar SolutionsTM branded products. Costs associated with the termination of franchise agreements were approximately $283,000 and were recorded in the Statements of Operations under the sales, marketing and customer service classification for the year ended December 31, 2009. The Company converted some of the former franchisees to authorized dealers. In August and September 2010 the Company terminated its dealer program. The Company determined that discontinued operations treatment was not required due to the fact that revenue generated from this segment was not material to total revenue.
     The accounting policies of the segments are the same as those described in the summary of significant accounting policies.

     Contributions of the major activities, profitability information and asset information of the Company’s reportable segments for the years ended December 31, 2010 and 2009 are as follows:

	Year ended December 31, 2010		Year ended December 31, 2009 (restated)
Segment (in thousands)	Net sales	Income (loss)	Net Sales	Income (loss)
Photovoltaic installation, integration and sales	$30,719	$(9,990)	$47,623	$(8,576)
Cable, wire and mechanical assemblies	3,317	979	4,928	1,652

Segment total	34,036	(9,011)	52,551	(6,924)
Reconciliation to consolidated totals:
Sales eliminations	—	—	—	—

Consolidated totals

Net sales	$34,036		$52,551

Income before taxes		$(9,011)		$(6,924)

	Year ended December 31, 2010		Year ended December 31, 2009 (restated)
Segment (in thousands)	Interest income	Interest expense	Interest income	Interest expense
Photovoltaic installation, integration and sales	$—	$(450)	$12	$(49)
Cable, wire and mechanical assemblies	—	—	—	—

Consolidated total	$—	$(450)	$12	$(49)

	Year ended December 31, 2010			Year ended December 31, 2009 (restated)
			Depreciation and			Depreciation and
Segment (in thousands)	Identifiable assets	Capital expenditure	amortization	Identifiable assets	Capital expenditure	amortization
Photovoltaic installation, integration and sales	$21,164	$63	$518	$36,488	$53	$801
Cable, wire and mechanical assemblies	2,642	—	8	1,026	—	26

Consolidated total	$23,806	$63	$526	$37,514	$53	$827

     Net sales by geographic location are as follows:

	Year ended December 31, 2010			Year ended December 31, 2009 (restated)
	Photovoltaic			Photovoltaic
	installation,	Cable, wire and		installation,	Cable, wire and
	integration and	mechanical		integration and	mechanical
Segment (in thousands)	sales	assemblies	Total	sales	assemblies	Total
United States	$23,592	$2,313	$25,905	$25,034	$3,884	$28,918
Asia	236	—	236	6,630	—	6,630
Europe	6,733	—	6,733	13,001	—	13,001
Australia	—	—	—	2,958	—	2,958
Mexico	—	1,004	1,004	—	1,044	1,044
Other	158	—	158	—	—	—

Total	$30,719	$3,317	$34,036	$47,623	$4,928	$52,551

     The location of the Company’s identifiable assets is as follows:

	Year ended December	Year ended December
Segment (in thousands)	31, 2010	31, 2009
United States	$21,256	$31,421
China (including Hong Kong)	2,550	6,093

Total	$23,806	$37,514

     Income tax expense by geographic location is as follows:

	Year ended December	Year ended December
Segment (in thousands)	31, 2010	31, 2009
China (including Hong Kong)	$(144)	$43
United States	3	3

Total	$(141)	$46

19. Related Party Transactions
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
19. Subsequent Events
     Subsequent to year end, on January 5, 2011, we entered into a Stock Purchase Agreement (‘SPA”) with LDK Solar Co., Ltd. (“LDK”) in connection with the sale and issuance by the Company of convertible Series A Preferred Stock and Common Stock. At the first closing on January 10, 2011, we issued 42,835,947 shares of our common stock at $0.25 per share, and received proceeds net of expenses of approximately $10,505,000. The second closing, expected to occur before the end of the first quarter of 2011, we will issue 20,000,000 shares of our Series A Preferred Stock receiving proceeds of $22,227,669.
Litigation
     Subsequent to fiscal year end, on January 25, 2011, a putative class action was against the Company, the Company’s directors and LDK Solar Co., Ltd. (“LDK”), in the Superior Court of California, County of Placer. The complaint alleges violations of fiduciary duty by the individual director defendants concerning a proposed transaction described above, pursuant to which defendant LDK agreed to acquire 70% interest in the Company. Plaintiff contends that the independence of the individual director defendants was compromised because they are allegedly beholden to defendant LDK for continuation of their positions as directors and possible further employment. Plaintiff further contends that the proposed transaction is unfair because it allegedly contains onerous and preclusive deal protection devices, such as no shop, standstill and no solicitation provisions and a termination fee that operates to effectively prevent any competing offers. The complaint alleges that the Company aided and abetted the breaches of fiduciary duty by the individual director defendants by providing aid and assistance. Plaintiff asks for class certification, the enjoining of the sale, or if the sale is completed prior to judgment, rescission of the sale and damages.
     The case is in its early stages and the Company intends to vigorously defend this action. Because the complaint was recently filed, it is difficult at this time to fully evaluate the claims and determine the likelihood of an unfavorable outcome or provide an estimate of the amount of any potential loss. The Company does have insurance coverage for this type of action.