Form 10-Q
period 2011-03-31
Solar Power, Inc.
filed 2011-05-16
CIK 1210618

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10-Q

☑	Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2011

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 95,128,523 shares of $0.0001 par value common stock outstanding as of May 6, 2011.

PART I
FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS
SOLAR POWER, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands except for share data)
(unaudited)

	As of March 31, 2011	As of December 31, 2010
ASSETS
Current assets:
Cash and cash equivalents	$26,287	$1,441
Accounts receivable, net of allowance for doubtful accounts of $62 and $28 at March 31, 2011 and	7,668	5,988
December 31, 2010, respectively, and inclusive of related party accounts receivable of $1,342 at March 31, 2011
Costs and estimated earnings in excess of billings on uncompleted contracts	2,222	2,225
Inventories	6,302	4,087
Asset held for sale	6,669	6,669
Prepaid expenses and other current assets	677	702
Restricted cash	286	285

Total current assets	50,111	21,397

Goodwill	435	435
Restricted cash	455	1,059
Property, plant and equipment, net	826	915

Total assets	$51,827	$23,806

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$5,483	$6,055
Accrued liabilities	1,640	4,298
Income taxes payable	2	2
Billings in excess of costs and estimated earnings on uncompleted contracts	796	1,767
Loans payable and capital lease obligations	3,738	3,808

Total current liabilities	11,659	15,930
Loans payable and capital lease obligations, net of current portion	8	13
Other liabilities	1,276	—

Total liabilities	12,943	15,943

Commitments and contingencies	—	—

Stockholders’ equity:
Preferred stock, 20,000,000 shares authorized, 20,000,000 and none issued and outstanding at March 31, 2011 and December 31, 2010, respectively	22,228	—
Common stock, par $0.0001, 100,000,000 shares authorized, 95,128,523 and 52,292,576 shares issued and outstanding at March 31, 2011 and December 31, 2010, respectively	10	5
Additional paid in capital	52,658	42,114
Accumulated other comprehensive loss	(251)	(240)
Accumulated deficit	(35,761)	(34,016)

Total stockholders’ equity	38,884	7,863

Total liabilities and stockholders’ equity	$51,827	$23,806

The accompanying notes are an integral part of these condensed financial statements.

SOLAR POWER, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands except for share data)
(unaudited)

	For the Three Months Ended
	March 31, 2011	March 31, 2010
Net sales	$5,490	$5,833
Cost of goods sold	4,938	5,209

Gross profit	552	624

Operating expenses:
General and administrative	1,553	1,998
Sales, marketing and customer service	471	1,093
Engineering, design and product management	131	205

Total operating expenses	2,155	3,296

Operating loss	(1,603)	(2,672)

Other income (expense):
Interest expense	(131)	(6)
Interest income	2	—
Other expense, net	(6)	(535)

Total other income (expense)	(135)	(541)

Loss before income taxes	(1,738)	(3,213)

Income tax expense	7	3

Net loss	$(1,745)	$(3,216)

Net loss per common share:
Basic	$(0.02)	$(0.06)

Diluted	$(0.02)	$(0.06)

Weighted average number of common shares used in computing per share amounts:
Basic	90,844,928	52,292,576

Diluted	90,844,928	52,292,576

The accompanying notes are an integral part of these condensed financial statements.

SOLAR POWER, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	For the Three Months Ended
	March 31, 2011	March 31, 2010
Cash flows from operating activities:
Net loss	$(1,745)	$(3,216)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation	100	174
Amortization	(4)	—
Stock-based compensation expense	56	99
Bad debt expense	39	2
Loss on disposal of fixed assets	—	2
Changes in operating assets and liabilities:
Accounts receivable	(1,719)	3,619
Costs and estimated earnings in excess of billing on uncompleted contracts	3	(1,823)
Inventories	(2,215)	(32)
Prepaid expenses and other current assets	25	138
Accounts payable	(572)	1,072
Income taxes payable	—	(6)
Billings in excess of costs and estimated earnings on uncompleted contracts	(971)	186
Accrued liabilities and other liabilities	(1,382)	(152)

Net cash (used in) provided by operating activities	(8,385)	63

Cash flows from investing activities:
Acquisitions of property, plant and equipment	(6)	(11)

Net cash used in investing activities	(6)	(11)

Cash flows from financing activities:
Proceeds from issuance of common and preferred stock, net	32,719	—
Decrease in restricted cash	603	—
Principal payments on loans payable and capital lease obligations	(75)	(83)

Net cash provided by (used in) financing activities	33,247	(83)

Effect of exchange rate changes on cash	(10)	(4)

Increase (decrease) in cash and cash equivalents	24,846	(35)
Cash and cash equivalents at beginning of period	1,441	3,136

Cash and cash equivalents at end of period	$26,287	$3,101

Supplemental disclosure of cash flow information:
Cash paid for interest	$131	$6

Cash paid for income taxes	$7	$9

The accompanying notes are an integral part of these condensed financial statements.

SOLAR POWER, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
1. Description of Business and Basis of Presentation
Description of Business
     Solar Power, Inc., and its subsidiaries, (collectively the “Company”) is engaged in development, sales, installation and integration of photovoltaic systems and manufactures and sells solar panels and related hardware and cable, wire and mechanical assemblies.
Basis of Presentation
     The accompanying condensed consolidated financial statements are unaudited and have been prepared in accordance with generally accepted accounting principles for interim financial information. They should be read in conjunction with the financial statements and related notes to the financial statements of Solar Power, Inc. for the years ended December 31, 2010 and 2009 appearing in the Company’s Form 10-K filed with the Securities and Exchange Commission on March 14, 2011. The March 31, 2011 and 2010 unaudited interim condensed consolidated financial statements on Form 10-Q have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) for smaller reporting companies. Certain information and note disclosures normally included in the annual financial statements on Form 10-K have been condensed or omitted pursuant to those rules and regulations, although the Company’s management believes the disclosures made are adequate to make the information presented not misleading. In the opinion of management, all adjustments, consisting of normal recurring accruals, necessary for a fair presentation of the results of operation for the interim periods presented have been reflected herein. The results of operations for the interim periods are not necessarily indicative of the results to be expected for the entire year.
     The condensed consolidated financial statements include the accounts of Solar Power, Inc. and its subsidiaries. Intercompany balances, transactions and cash flows are eliminated on consolidation.
2. Summary of Significant Accounting Policies
     Cash and cash equivalents — Cash and cash equivalents include cash on hand, cash accounts and interest bearing savings accounts. At times, cash balances may be in excess of the various deposit insurance limits of the country in which such balances are held. Limits in the jurisdictions in which we maintain cash deposits are as follows: U.S. FDIC limits are $250,000 per depositor, Hong Kong limits are HK$100,000 (US$12,800) per account and in the People’s Republic of China coverage is not afforded on any cash deposit. The Company has not experienced any losses with respect to bank balances in excess of government provided insurance. At March 31, 2011 and December 31, 2010, the Company held $2,368,000 and $2,255,000 in bank balances in excess of the insurance limits.
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
     Anti-dilutive Shares —Basic earnings per share are computed by dividing income attributable to common shareholders by the weighted-average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution of securities by adding other common stock equivalents, including common stock options, warrants, and restricted common stock, in the weighted average number of common shares outstanding for a period, if dilutive. Potentially dilutive securities are excluded from the computation if their effect is anti-dilutive. For the three months ended March 31, 2011 and 2010, potentially dilutive securities excluded from the computation of diluted earnings per share were 88,910,616 and 29,163, respectively.
     The following table illustrates the computation of the weighted average shares outstanding used in computing earnings per share in our financial statements:

	March 31,	March 31,
	2011	2010

Weighted Average of Shares Outstanding
Basic	90,844,928	52,292,576
Dilutive effect of warrants outstanding	—	—
Dilutive effect of stock options outstanding	—	—
Diluted effect of convertible preferred stock outstanding	—

Diluted	90,844,928	52,292,576

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
     Photovoltaic installation, integration and sales — In our photovoltaic systems installation, integration and sales segment, there are two revenue streams.
Revenue on product sales is recognized when there is evidence of an arrangement, title and risk of ownership have passed (generally upon delivery), the price to the buyer is fixed or determinable and collectability is reasonably assured. Customers do not have a general right of return on products shipped; therefore we make no provisions for returns.
Revenue on photovoltaic system construction contracts is generally recognized using the percentage of completion method of accounting. At the end of each period, the Company measures the cost incurred on each project and compares the result against its estimated total costs at completion. The percent of cost incurred determines the amount of revenue to be recognized. Payment terms are generally defined by the contract and as a result may not match the timing of the costs incurred by the Company and the related recognition of revenue. Such differences are recorded as costs and estimated earnings in excess of billings on uncompleted contracts or billings in excess of costs and estimated earnings on uncompleted contracts. The Company determines a customer’s credit worthiness at the time the order is accepted. Sudden and unexpected changes in a customer’s financial condition could put recoverability at risk.
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
The assets, “Costs and estimated earnings in excess of billings on uncompleted contracts,” represents revenues recognized in excess of amounts billed. The liability, “Billings in excess of costs and estimated earnings on uncompleted contracts,” represents billings in excess of revenues recognized.
     Cable, wire and mechanical assemblies — In the Company’s cable, wire and mechanical assemblies business, the Company recognizes the sales of goods when there is evidence of an arrangement, title and risk of ownership have passed (generally upon delivery), the price to the buyer is fixed or determinable and collectability is reasonably assured. There are no formal customer acceptance requirements or further obligations related to our assembly services once we ship our products. Customers do not have a general right of return on products shipped; therefore we make no provisions for returns. We make a determination of a customer’s credit worthiness at the time we accept their order.
     Goodwill — Goodwill is the excess of purchase price over the fair value of net assets acquired. The carrying value of goodwill is evaluated for impairment on an annual basis, using a fair-value-based approach. No impairment of goodwill has been identified during any of the periods presented.
     Allowance for doubtful accounts — The Company regularly monitors and assesses the risk of not collecting amounts owed to the Company by customers. This evaluation is based upon a variety of factors, including an analysis of amounts current and past due and relevant history and facts particular to the customer. It requires the Company to make significant estimates, and changes in facts and circumstances could result in material changes in the allowance for doubtful accounts. At March 31, 2011 and December 31, 2010, the Company recorded an allowance of $62,000 and $28,000, respectively.
     Stock-based compensation — The Company measures the stock-based compensation costs of share-based compensation arrangements based on the grant-date fair value of awards and generally recognizes the costs in the financial statements over the employee requisite service period.
     Shipping and handling costs — Shipping and handling costs related to the delivery of finished goods are included in cost of goods sold. During the three months ended March 31, 2011 and 2010, shipping and handling costs expensed to cost of goods sold were $129,000 and $209,000, respectively.
     Advertising costs — Costs for newspaper, television, radio, and other media and design are expensed as incurred. The Company expenses the production costs of advertising the first time the advertising takes place. The costs for this type of advertising were $15,000 and $61,000 during the three months ended March 31, 2011 and 2010, respectively.
     Product warranties — The Company offers the industry standard of 25 years for our solar modules and industry standard five (5) years on inverter and balance of system components. Due to the warranty period, we bear the risk of extensive warranty claims long after we have shipped product and recognized revenue. In our cable, wire and mechanical assemblies business, historically our warranty claims have not been material. In our solar photovoltaic business, our greatest warranty exposure is in the form of product replacement. Until the third quarter of 2007, the Company purchased its solar panels from third-party suppliers and since the third-party warranties are consistent with industry standards we considered our financial exposure to warranty claims immaterial. Certain photovoltaic construction contracts entered into during the year ended December 31, 2007 included provisions under which the Company agreed to provide warranties to the buyer, and during the quarter ended September 30, 2007, the Company began installing its own manufactured solar panels. As a result, the Company recorded the provision for the estimated warranty exposure on these contracts within cost of sales. Since the Company does not have sufficient historical data to estimate its exposure, we have looked to our own historical data in combination with historical data reported by other solar system installers and manufacturers. The Company has recorded a warranty provision of $6,000 and $78,000 for the three months ended March 31, 2011 and 2010, respectively.
On December 18, 2009, the Company entered into a 10-year energy output guaranty related to the photovoltaic system installed for Solar Tax Partners 1, LLC (“STP”) at the Aerojet facility in Rancho Cordova, California. The guaranty provides for compensation to STP’s system lessee for shortfalls in production related to the design and operation of the system, but excluding shortfalls outside the Company’s control such as government regulation. The Company believes that probability of shortfalls is unlikely and if they should occur are covered under the provisions of its current panel and equipment warranty provisions.
     Income taxes — The Company accounts for income taxes under the asset and liability method. Under this method, deferred tax assets and liabilities are determined based on differences between financial reporting and tax reporting bases of assets and liabilities and are measured using enacted tax rates and laws that are expected to be in effect when the differences are expected to reverse. Realization of deferred tax assets is dependent upon future taxable income. A valuation allowance is recognized if it is more likely than not that some portion or all of a deferred tax asset will not be realized based on the weight of available evidence, including expected future earnings.

The Company recognizes uncertain tax positions in its financial statements when it concludes that a tax position is more likely than not to be sustained upon examination based solely on its technical merits. Only after a tax position passes the first step of recognition will measurement be required. Under the measurement step, the tax benefit is measured as the largest amount of benefit that is more likely than not to be realized upon effective settlement. This is determined on a cumulative probability basis.
The Company accrues any interest or penalties related to its uncertain tax positions as part of its income tax expense.
     Foreign currency translation — The consolidated financial statements of the Company are presented in U.S. dollars and the Company’s expenditures are substantially all in U.S. dollars.
     All assets and liabilities in the balance sheets of foreign subsidiaries whose functional currency is other than the U.S. dollar are translated at period-end exchange rates. All income and expenditure items in the income statements of foreign subsidiaries whose functional currency is other than the U.S. dollar are translated at average annual exchange rates. Translation gains and losses arising from the translation of the financial statements of foreign subsidiaries whose functional currency is other than the U.S. dollar are not included in determining net income but are accumulated in a separate component of stockholders’ equity as a component of comprehensive income. The functional currency of the Company’s operations in the People’s Republic of China is the Renminbi.
     Gains and losses resulting from the transactions denominated in foreign currencies are included in other expense, net.
     Aggregate net foreign currency transaction gains (losses) included in the statements of operations were $2,000 for the three months ended March 31, 2011 and ($535,000) for the three months ended March 31, 2010, primarily due to the fluctuations of the value of the Euro to the U.S. Dollar.
     Comprehensive income (loss) — Comprehensive income, as defined, includes all changes in equity during the period from non-owner sources. Examples of items to be included in comprehensive income, which are excluded from net income, include foreign currency translation adjustments and unrealized gain (loss) of available-for-sale securities. For the three months ended March 31, 2011, comprehensive loss was $1,756,000 composed of a net loss of $1,745,000 and currency translation loss of $11,000. For the three months ended March 31, 2010, comprehensive loss was $3,216,000, composed of a net loss of $3,216,000 and a foreign currency translation gain of $0.
     Post-retirement and post-employment benefits — The Company’s subsidiaries which are located in the People’s Republic of China contribute to a state pension scheme on behalf of their employees. The Company recorded $15,000 and $18,000 for expense related to its pension contribution for the three months ended March 31, 2011 and 2010, respectively.
     Use of estimates — The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Key estimates used in the preparation of our financial statements include: contract percentage of completion, allowance for doubtful accounts, stock-based compensation, warranty reserve, deferred taxes, valuation of inventory, and valuation of goodwill. Actual results could differ from these estimates.
3. Recently Issued Accounting Pronouncements
     In January 2010, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2010-06, Fair Value Measurements and Disclosures (Topic 820). ASU 2010-06 amends Subtopic 820-10 requiring new disclosures for transfers in and out of Levels 1 and 2 fair value measurements, activity in Level 3 fair value measurements, level of disaggregation, and disclosures about inputs and valuation techniques. The new disclosures and clarifications of existing disclosures are effective for interim and annual reporting periods beginning after December 15, 2009, except for disclosures about purchases, sales, issuances and settlements in the roll forward activity of Level 3 fair value measurements. Those disclosures are effective for fiscal years beginning after December 15, 2010 and for interim periods within those fiscal years. The adoption of ASU 2010-06 had no impact on results of operations, cash flows or financial position.
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
     In October 2009, the FASB ratified FASB ASU 2009-13 (the EITF’s final consensus on Issue 08-1, “Revenue Arrangements with Multiple Deliverables”). ASU 2009-13 is effective for fiscal years beginning on or after June 15, 2010. Earlier adoption is permitted on a prospective or retrospective basis. The adoption of ASU 2009-13 did not have a material impact on results of operations, cash flows or financial position.
     In April 2010, the FASB issued ASU 2010-17, Revenue Recognition — Milestone Method (Topic 605). ASU 2010-17 provides guidance on the criteria that should be met for determining whether the milestones method of revenue recognition is appropriate. ASU 2010-17 is effective on a prospective basis for fiscal years, and interim periods within those years, beginning on or after June 15, 2010. Early adoption is permitted. The adoption of ASU 2010-17 did not have a material impact on results of operations, cash flows or financial position.
     In December 2010, the FASB issued ASU 2010-28, Intangibles — Goodwill and Other (Topic 350). ASU 2010-28 modifies Step 1 of the goodwill impairment test for reporting units with zero or negative carrying amounts. For those units, an entity is required to perform Step 2 of the goodwill impairment test if it is more likely than not that a goodwill impairment exists. ASU 2010-28 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. The Company expects that the adoption of ASU 2010-28 will have no material impact on results of operations, cash flows or financial position.
4. Restricted Cash
     At March 31, 2011, the Company had restricted bank deposits of $741,000. The restricted bank deposits consist of $400,000 as a reserve pursuant to our guarantees of our customer Solar Tax Partners 1, LLC with the bank providing the debt financing on their solar generating facility, $286,000 as a reserve pursuant to our loan agreement with the bank providing the debt financing for the solar generating facility owned by our subsidiary, Solar Tax Partners 2, LLC, $20,000 securing our corporate credit card and $35,000 as retention by our bank for our merchant credit card services.
     At December 31, 2010, the Company had restricted bank deposits of $1,344,000. The restricted bank deposits consist of $1,004,000 as a reserve pursuant to our guarantees of our customer Solar Tax Partners 1, LLC with the bank providing the debt financing on their solar generating facility, $285,000 as a reserve pursuant to our loan agreement with the bank providing the debt financing for the solar generating facility owned by our subsidiary, Solar Tax Partners 2, LLC, $20,000 securing our corporate credit card and $35,000 as retention by our bank for our merchant credit card service.
5. Inventories
     Inventories consisted of the following (in thousands):

	March 31, 2011	December 31, 2010

Raw material	$1,016	$2,008
Finished goods	5,134	2,079
Work in process	152	—

	$6,302	$4,087

6. Prepaid Expenses and Other Current Assets
     Prepaid expenses and other current assets consisted of the following (in thousands):

	March 31, 2011	December 31, 2010

Rental, equipment and utility deposits	$152	$177
Supplier deposits	—	24
VAT — recoverable	65	—
Insurance	75	94
Advertising	105	105
Taxes	37	141
Loan fees	93	96
Commissions	115	—
Other	35	65

	$677	$702

7. Property, Plant and Equipment
     Property, plant and equipment consisted of the following (in thousands):

	March 31, 2011	December 31, 2010

Plant and machinery	$693	$686
Furniture, fixtures and equipment	347	351
Computers and software	1,451	1,437
Trucks	118	118
Leasehold improvements	404	402

Total cost	3,013	2,994
Less: accumulated depreciation	(2,187)	(2,079)

	$826	$915

     Depreciation expense for the three months ended March 31, 2011 and 2010 was $100,000 and $174,000, respectively.
8. Accrued Liabilities and Other Liabilities
     Accrued liabilities consisted of the following (in thousands):

	March 31, 2011	December 31, 2010

Accrued payroll and related costs	$308	$462
Sales tax payable	5	965
Warranty reserve – current portion	200	1,542
Customer deposits	456	368
Deposits — other	409	—
Accrued financing costs	—	578
Accrued guaranty reserve	124	127
Accrued interest	13	—
Other	125	256

	$1,640	$4,298

     Other liabilities consisted of the following (in thousands):

	March 31, 2011	December 31, 2010

Warranty reserve — long-term portion	$1,276	$—

	$1,276	$—

9. Stockholders’ Equity
     Pursuant to a Stock Purchase Agreement (“SPA”) dated January 5, 2011, on January 10, 2011, the Company and LDK Solar (“LDK”) consummated the transactions contemplated by the First Closing of the SPA whereby the Company issued 42,835,947 shares of Common Stock for an aggregate purchase price of $10,709,000. Proceeds recorded in stockholders’ equity are net of issuance costs of $218,000. Such shares represent approximately 44.9% of the Company’s outstanding Common Stock.
     On March 31, 2011, the Company and LDK consummated the transactions contemplated by the Second Closing of the SPA whereby the Company issued 20,000,000 shares of Series A Preferred Stock for an aggregate purchase price of $22,228,000. Each share of Series A Preferred Stock has a dividend preference equal to $0.04 per annum, to the extent declared, and shall automatically be converted into approximately 4.44552 shares of common stock (subject to adjustments) upon the Company amending its Articles of Incorporation to increase the authorized number of shares of common stock in an amount sufficient to effect the conversion of the Series A Preferred Stock. Each share of Series A Preferred Stock is entitled to a number of votes per share equal to the number of shares of common stock into which the Series A Preferred Stock would convert.
10. Income Taxes
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
     The Company did not have any unrecognized tax benefits or liabilities as of March 31, 2011 and December 31, 2010. The Company does not anticipate that its unrecognized tax benefits or liability position will change significantly over the next twelve months.
     The Company is currently in a cumulative loss position and has significant net operating loss carry forwards. Accordingly, we have provided only for statutory minimum taxes.
11. Stock-based Compensation
     The Company measures the stock-based compensation costs of share-based compensation arrangements based on the grant-date fair value and recognizes the costs in the financial statements over the employee requisite service period.
     The following table summarizes the consolidated stock-based compensation expense, by type of awards for the three months ended March 31, 2011 and 2010 (in thousands):

	For Three Months Ended
	March 31,	March 31,
	2011	2010

Employee stock options	$48	$91
Stock grants	8	8

Total stock-based compensation expense	$56	$99

     The following table summarizes the consolidated stock-based compensation by line item for the three months ended March 31, 2011 and 2010 (in thousands):

	For Three Months Ended
	March 31,	March 31,
	2011	2010

General and administrative	$36	$50
Sales, marketing and customer service	15	25
Engineering, design and product management	5	24

Total stock-based compensation expense	56	99
Tax effect on stock-based compensation expense	—	—

Total stock-based compensation expense after taxes	$56	$99

Effect on net loss per share: Basic and diluted	$0.00	$0.00

     Stock-based compensation expense recognized in the consolidated statements of operations is based on awards ultimately expected to vest. Forfeitures are estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. The Company estimated its pre-vesting forfeiture rate at 22.6% and 10.6% for the three months ended March 31, 2011 and 2010, respectively.
Valuation Assumptions
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
     Expected Term — The Company’s expected term represents the period that the Company’s stock-based awards are expected to be outstanding. For awards granted subject only to service vesting requirements, the Company utilizes the simplified method for estimating the expected term of the stock-based award, instead of historical exercise data. For its performance-based awards, the Company has determined the expected term to be five years based on contractual life and the seniority of the recipient.
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
     During the three months ended March 31, 2011, there were no options granted.
     Assumptions used in the determination of the fair value of share-based payment awards using the Black-Scholes-Merton model for stock option grants during the three months ended March 31, 2011 and 2010 were as follows:

	2011	2010
	Service-based	Service-based
Expected term	N/A	3.0-3.75
Risk-free interest rate	N/A	1.47%
Volatility	N/A	54%
Dividend yield	N/A	0%
Equity Incentive Plan
     At March 31, 2011 there were 8,819,534 total shares available to be issued under the plan (9% of the outstanding shares of 95,128,523 plus outstanding warrants of 2,866,302). There were 3,006,043 options and restricted shares issued and outstanding under the plan; 164,195 options have been exercised; and 5,649,296 shares are available to be issued.
     The following table summarizes the Company’s stock option activities for the three month periods ended March 31, 2011 and 2010:

	2011				2010
			Weighted-				Weighted-
		Weighted-	Average			Weighted-	Average
		Average	Remaining	Aggregate		Average	Remaining	Aggregate
		Exercise Price	Contractual	Intrinsic Value		Exercise Price	Contractual	Intrinsic Value
	Shares	Per Share	Term	($000)	Shares	Per Share	Term	($000)

Outstanding January 1	2,505,175	$0.92	2.99	$—	2,694,400	$1.20	2.80	$80,832
Granted	—	—	—	—	805,000	1.24	4.76	—
Exercised	—	—	—	—	—	—	—	—
Forfeited	(25,000)	0.95	—	—	(202,500)	1.00	—	—

Outstanding March 31	2,480,175	0.91	2.75	$—	3,296,900	$1.22	3.18	$197,814

Exercisable March 31	1,311,425	$1.09	1.62	$—	1,422,275	$1.27	2.24	$—

     There were no options granted during the three months ended March 31, 2010. The weighted-average grant-date fair value of options granted during the three months ended March 31, 2010 was $0.48.
     The following table summarizes the Company’s restricted stock activities for the three month periods ended March 31, 2011 and 2010:

	2011	2010
	Shares

Outstanding as of January 1	550,868	550,868
Granted	—	—
Exercised	—	—
Forfeited	(25,000)	—

Outstanding March 31	525,868	550,868

Vested as of March 31	525,868	500,868

     Changes in the Company’s non-vested stock options are summarized as follows:

	Service-based Options		Performance-based Options		Restricted Stock
		Weighted-		Weighted-		Weighted-
		Average		Average		Average
		Grant Date		Grant Date		Grant Date
		Fair Value		Fair Value		Fair Value
	Shares	Per Share	Shares	Per Share	Shares	Per Share

Non-vested as of January 1, 2011	1,334,125	$0.78	—	$—	25,000	$1.34
Granted	—	—	—	—	—	—
Vested	(140,375)	0.29	—	—	—	—
Forfeited	(25,000)	0.59	—	—	(25,000)	1.34

Non-vested as of March 31, 2011	1,168,750	$0.74	—	$—	—	$1.34

     As of March 31, 2011, there was approximately $355,000, $0 and $0 of unrecognized compensation cost related to non-vested service-based options, performance-based options and restricted stock grants, respectively. The cost is expected to be recognized over a weighted-average of 2.75 years for service-based options. Performance-based options are fully vested. During the three months ended March 31, 2011 there were no changes to the contractual life of any fully vested options.
12. Asset Held for Sale
     During the year ended December 31, 2010 the Company recorded an asset held for sale of $10,016,000. The Company used the guidance under FASB ACS 360-10-45-9 to evaluate the classification. The asset held for sale resulted from the Company taking possession of a solar facility for which the customer was unable to complete payment. During 2010, the asset held for sale was reduced by $3,347,000 to $6,669,000 by funds received from the United States Treasury under Section 1603, Payment for Specified Energy Property in Lieu of Tax Credits. The Company expects that this asset will be sold within the next twelve months and is currently marketing the facility for sale. Accordingly, the asset held for sale is recorded as a current asset in the consolidated balance sheets as of March 31, 2011 and December 31, 2010.
13. Loan Payable
     On June 1, 2010, the Company and Five Star Bank (“Five Star”) entered into a Loan Agreement (the “Loan Agreement”). Under the Loan Agreement, Five Star agreed to advance a loan in an amount equal to $3,899,000 at an interest rate equal to 8.00% per annum. The Loan Agreement is evidenced by a Promissory Note, which is payable in 120 equal monthly payments of $48,000, commencing on July 15, 2010 through the maturity date of the loan, which is June 15, 2020. Borrowings under the Loan Agreement are secured by (i) a blanket security interest in the assets, and (ii) a first priority lien on the easement interest, improvements, and fixtures and other real and personal property related thereto located on the property described in the Loan Agreement. The primary asset is a power generating facility recorded as an asset held for sale which is discussed in Note 12 above. The loan payable of $3,715,000 has been recorded as a current liability in the March 31, 2011 condensed consolidated balance sheet since if the facility is sold the loan could contractually be required to be paid, and the facility is expected to be sold within twelve months.
14. Commitments and Contingencies
     Restricted Cash — The Company has restricted cash of $741,000 consisting of $286,000 held in an interest bearing account in our name with the lender financing our power generation facility, $400,000 held by the lender of our customer as collateral for such loan, $35,000 held by our bank as collateral for our merchant account transactions and $20,000 as collateral for a credit card issued to the Company.
     Operating leases — The Company leases premises under various operating leases. Rental expense under operating leases included in the consolidated statements of operations was $125,000 and $197,000 for the three months ended March 31, 2011 and 2010, respectively.
     Guaranty — On December 22, 2009, in connection with an equity funding of our customer, Solar Tax Partners 1, LLC (“STP”), of the Aerojet I project, the Company along with STP’s other investors entered into a Guaranty (“Guaranty”) to provide the equity investor, Greystone Renewable Energy Equity Fund (“Greystone”), with certain guarantees, in part, to secure investment funds necessary to facilitate STP’s payment to the Company under the Engineering, Procurement and Construction Agreement (“EPC”). Specific guarantees made by the Company include the following in the event of the other investors’ failure to perform under the operating agreement:
•	Operating Deficit Loans — The Company would be required to loan Master Tenant or STP monies necessary to fund operations to the extent costs could not be covered by Master Tenant’s or STP1’s cash inflows. The loan would be subordinated to other liabilities of the entity and earn no interest; and

•	Exercise of Put Options — At the option of Greystone, the Company may be required to fund the purchase by the managing member of Greystone’s interest in Master Tenant under an option exercisable for nine months following a 63-month period commencing with operations of the Facility. The purchase price would be equal to the greater of the fair value of Greystone’s equity interest in Master Tenant or $952,000.
     The Company has recorded on its consolidated balance sheet, the fair value of the guarantees, at their estimated fair value of $142,000. This amount, less related amortization, is included in Accrued Liabilities.

15. Operating Risk
     Concentrations of Credit Risk and Major Customers — A substantial percentage of the Company’s net revenue comes from sales made to a small number of customers and typically are made on an open account basis. Details of customers accounting for 10% or more of total net sales for the three months ended March 31, 2011 and 2010, respectively are as follows (in thousands):

	Three Months Ended
	March 31,	March 31,
Customer	2011	2010

KDC Solar	$1,218	$—
Temescal Canyon RV Park	835	—
DRI, Inc	588	—
LDK Solar (note 18)	760	—
Siemens Transportation	—	830
Solarmarkt Sued GmbH	—	743
Beutler Corporation	—	770
     Details of customers representing 10% or more of accounts receivable balances and costs and estimated earnings in excess of billings on uncompleted contracts at March 31, 2011 and December 31, 2010, respectively are (in thousands):

	March 31,	December 31,
Customer	2011	2010

Temescal Canyon RV Park	$2,582	$1,897
     Product Warranties — We offer the industry standard of 25 years for our solar modules and industry standard five (5) years on inverter and balance of system components. Due to the warranty period, we bear the risk of extensive warranty claims long after we have shipped product and recognized revenue. In our cable, wire and mechanical assemblies business, historically our warranty claims have not been material. In our solar photovoltaic business, our greatest warranty exposure is in the form of product replacement. Until the third quarter of 2007, the Company purchased its solar panels from third-party suppliers and since the third-party warranties are consistent with industry standards we considered our financial exposure to warranty claims immaterial. Certain photovoltaic construction contracts entered into during the year ended December 31, 2007 included provisions under which the Company agreed to provide warranties to the buyer, and during the quarter ended September 30, 2007, the Company began installing its own manufactured solar panels. As a result, the Company recorded the provision for the estimated warranty exposure on these contracts within cost of sales. Since the Company does not have sufficient historical data to estimate its exposure, we have looked to historical data reported by other solar system installers and manufacturers. In our cable, wire and mechanical assemblies business our current standard product warranty for our mechanical assembly product ranges from one to five years. The Company has recorded a warranty provision in the consolidated statements of operations of $6,000 and $78,000 for the three months ended March 31, 2011 and 2010, respectively.
The accrual for warranty claims consisted of the following at March 31, 2011 and 2010 (in thousands):

	2011	2010

Beginning balance, January 1,	$1,542	$1,246
Provision charged to warranty expense	6	78
Less: warranty claims	(72)	—

Ending balance, March 31,	$1,476	$1,324

Current portion of warranty liability	$200	$1,324
Non-current portion of warranty liability	$1,276	$—
16. Fair Value of Financial Instruments

     The carrying amounts of cash and cash equivalents, accounts receivable, prepaid expenses, loans payable, accounts payable, accrued liabilities, accrued payroll and other payables approximate their respective fair values at each balance sheet date due to the short-term maturity of these financial instruments.
The Company used multiple techniques to measure the fair value of the guarantees using Level 3 inputs; the results of each technique have been reasonably weighted based upon management’s judgment to determine the fair value of the guarantees at the measurement date. As a result of applying reasonable weights to each technique, the Company believes a reasonable estimate of fair value for the guarantees was $142,000 at December 31, 2009. At March 31, 2011 the value of the guarantee on our consolidated balance sheet, net of amortization, was $124,000.
17. Segment and Geographical Information
     The Company’s two primary business segments include: (1) photovoltaic installation, integration, and sales and (2) cable, wire and mechanical assemblies.
     The accounting policies of the segments are the same as those described in the summary of significant accounting policies.
     Contributions of the major activities, profitability information and asset information of the Company’s reportable segments for the three months ended March 31, 2011 and 2010 are as follows:

	Three Months Ended March 31,		Three Months Ended March 31,
	2011		2010
		Income (loss)		Income (loss)
Segment (in thousands)	Net sales	before taxes	Net sales	before taxes

Photovoltaic installation, integration and sales	$4,868	$(2,018)	$4,328	$(3,722)
Cable, wire and mechanical assemblies	622	280	1,505	509

Segment total	5,490	(1,738)	5,833	(3,213)
Reconciliation to consolidated totals:
Sales eliminations	—	—	—	—

Consolidated totals	$5,490	$(1,738)	$5,833	$(3,213)

	For the Three Months Ended		For the Three Months Ended
	March 31, 2011		March 31, 2010
	Interest		Interest	Interest
Segment (in thousands)	income	Interest expense	income	expense

Photovoltaic installation, integration and sales	$2	$131	$—	$6
Cable, wire and mechanical assemblies	—	—	—	—

Consolidated total	$2	$131	$—	$6

	March 31, 2011			December 31, 2010
			Depreciation			Depreciation
	Identifiable	Capital	and	Identifiable	Capital	and
Segment (in thousands)	assets	expenditure	amortization	assets	expenditure	amortization

Photovoltaic installation, integration and sales	$50,957	$6	$98	$21,164	$63	$518
Cable, wire and mechanical assemblies	870	—	2	2,642	—	8

Consolidated total	$51,827	$6	$100	$23,806	$63	$526

The locations of the Company’s identifiable assets are as follows:

	March 31,	December
Location (in thousands)	2011	31, 2010

United States	$48,541	$21,256
China (including Hong Kong)	3,286	2,550

Total	$51,827	$23,806

Sales by geographic location for the Company’s reportable segments are as follows:

	For the Three Months Ended March 31, 2011			For the Three Months Ended March 31, 2010
	Photovoltaic	Cable, wire		Photovoltaic	Cable, wire
	installation,	and		installation,	and
	integration and	mechanical		integration	mechanical
Location (in thousands)	sales	assemblies	Total	and sales	assemblies	Total

United States	$4,056	$622	$4,678	$2,756	$960	$3,716
Asia	812	—	812	173	—	173
Europe	—	—	—	1,377	—	1,377
Mexico	—	—	—	—	545	545
Other	—	—	$—	22	—	22

Total	$4,868	$622	$5,490	$4,328	$1,505	$5,833

Income tax expense by geographic location is as follows:

Location (in thousands)	March 31, 2011	March 31, 2010

United States	$7	$3
China (including Hong Kong)	—	—

Total	$7	$3

18. Related Parties
     In the fourth quarter of 2009, the Company completed a system installation under an EPC Contract entered into with STP. Subsequent to the end of 2009, Stephen C. Kircher, our Chief Executive Officer, and his wife, Lari K. Kircher, as Co-Trustees of the Kircher Family Irrevocable Trust dated December 29, 2004 (“Trust”) was admitted as a member of HEK, LLC (“HEK”), a member of STP. The Trust made a capital contribution of $20,000 and received a 35% membership interest in HEK. Stephen C. Kircher, as trustee of the Trust was appointed a co-manager of HEK. Neither Stephen C. Kircher nor Lari K. Kircher is a beneficiary under the Trust.
     During the three months ended March 31, 2011, the Company sold inventory to LDK Solar Co., Ltd. of $760,000. The inventory consisted of raw material for the manufacture of solar products and was sold at its carrying value. Additionally, the Company has accounts receivable from LDK of $1,342,000 at March 31, 2011, related to the inventory sale and for expenses incurred on their behalf related to operations in our China and Hong Kong subsidiaries.
19. Litigation
     On January 25, 2011, a putative class action was brought against the Company, the Company’s directors and LDK Solar Co., Ltd. (“LDK”), in the Superior Court of California, County of Placer. The complaint alleges violations of fiduciary duty by the individual director defendants concerning the Stock Purchase Agreement the Company and LDK entered into on January 5, 2011 (as described in note 9), pursuant to which defendant LDK agreed to acquire 70% interest in the Company. Plaintiff contends that the independence of the individual director defendants was compromised because they are allegedly beholden to defendant LDK for continuation of their positions as directors and possible further employment. Plaintiff further contends that the proposed transaction is unfair because it allegedly contains onerous and preclusive deal protection devices, such as no shop, standstill and no solicitation provisions and a termination fee that operates to effectively prevent any competing offers. The complaint alleges that the Company aided and abetted the breaches of fiduciary duty by the individual director defendants by providing aid and assistance. Plaintiff asks for class certification, the enjoining of the sale, or if the sale is completed prior to judgment, rescission of the sale and damages.

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
Item 2.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Factors That May Affect Future Results
     This Current Report on Form 10-Q and other written reports and oral statements made from time to time by the Company may contain so-called “forward-looking statements,” all of which are subject to risks and uncertainties. One can identify these forward-looking statements by their use of words such as “expects,” “plans,” “will,” “estimates,” “forecasts,” “projects” and other words of similar meaning. One can identify them by the fact that they do not relate strictly to historical or current facts. These statements are likely to address the Company’s growth strategy, financial results and product and development programs. One must carefully consider any such statement and should understand that many factors could cause actual results to differ from the Company’s forward-looking statements. These factors include inaccurate assumptions and a broad variety of other risks and uncertainties, including some that are known and some that are not. No forward-looking statement can be guaranteed and actual future results may vary materially. The Company does not assume the obligation to update any forward-looking statement. One should carefully evaluate such statements in light of factors described in the Company’s filings with the SEC, especially the Company’s Annual Report on Form 10-K and the Company’s Quarterly Reports on Form 10-Q. In various filings the Company has identified important factors that could cause actual results to differ from expected or historic results. One should understand that it is not possible to predict or identify all such factors. Consequently, the reader should not consider any such list to be a complete list of all potential risks or uncertainties.
     The following discussion is presented on a consolidated basis, and analyzes our financial condition and results of operations for the three months ended March 31, 2011 and 2010.
     Unless the context indicates or suggests otherwise, reference to “we”, “our”, “us” and the “Company” in this section refers to the consolidated operations of Solar Power, Inc. and its subsidiaries.
Overview
     We previously manufactured photovoltaic panels or modules and balance of system components in our Shenzhen, China manufacturing facility, which operations were effectively closed in December 2010. We continue to manufacture balance of system components, including our proprietary racking systems such as SkyMount and Peaq on an original equipment manufacturer (OEM) basis. We sold these products through three distinct sales channels: 1) direct product sales to international and domestic markets, 2) our own use in building commercial and residential solar projects in the U.S., and 3) our authorized dealer network who sell our Yes! branded products in the U.S. and European residential markets. In 2010 we discontinued our Yes! Authorized dealer network and Yes! branded products and our residential installation business, as our strategy and focus shifted solely to commercial solar and utility projects. In addition to our solar revenue, we generate revenue from our cable, wire and mechanical assembly business. Our cable, wire and mechanical assemblies products were also manufactured in our China facility and sold in the transportation and telecommunications markets and we will continue this business in China. We shut down our manufacturing operations because we could not achieve scale with other solar manufacturing operations in China and we were able to source modules at a price lower than our manufacturing costs from Chinese manufacturers with larger scale operations. As part of this change in our strategy we sought and obtained a strategic partner in China with large scale manufacturing operations. In the first quarter of 2011, the strategic partner, LDK Solar Co., Ltd. (“LDK”), made a significant investment in our business that provided significant working capital and broader relationships that will allow us to more aggressively pursue commercial and utility projects in our pipeline. This strategic partner strengthens our position in the solar industry. We maintain a strategic office in Shenzhen, China that is principally responsible for our ongoing procurement, logistics and design support for our products, and data systems for monitoring and managing solar energy facilities which we either own or maintain under operations and maintenance agreements.
The investment by LDK strengthened our balance sheet, which will enable the acceleration of the development of our project pipeline, which primarily consists of utility and commercial distributed generation systems. We now intend to aggressively grow our pipeline in both the U.S. and European markets and accelerate our construction of multiple projects simultaneously.

Business Development
Our Subsidiaries
Our business was conducted through our wholly-owned subsidiaries, SPIC, Inc. (“SPIC”), Yes! Solar, Inc. (“YES”), Yes! Construction Services, Inc. (“YCS”), International Assembly Solutions, Limited (“IAS HK”) and IAS Electronics (Shenzhen) Co., Ltd. (“IAS Shenzhen”). In 2010 we began eliminating subsidiaries as we consolidating our business operations in the Company as we focus more strategically on commercial and utility construction projects.
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
     Photovoltaic installation, integration and sales — In our photovoltaic systems installation, integration and sales segment, there are two revenue streams.
Revenue on product sales is recognized when there is evidence of an arrangement, title and risk of ownership have passed (generally upon delivery), the price to the buyer is fixed or determinable and collectability is reasonably assured. Customers do not have a general right of return on products shipped; therefore we make no provisions for returns.
Revenue on photovoltaic system construction contracts is generally recognized using the percentage of completion method of accounting. At the end of each period, the Company measures the cost incurred on each project and compares the result against its estimated total costs at completion. The percent of cost incurred determines the amount of revenue to be recognized. Payment terms are generally defined by the contract and as a result may not match the timing of the costs incurred by the Company and the related recognition of revenue. Such differences are recorded as costs and estimated earnings in excess of billings on uncompleted contracts or billings in excess of costs and estimated earnings on uncompleted contracts. The Company determines a customer’s credit worthiness at the time the order is accepted. Sudden and unexpected changes in a customer’s financial condition could put recoverability at risk.
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
The assets, “Costs and estimated earnings in excess of billings on uncompleted contracts,” represents revenues recognized in excess of amounts billed. The liability, “Billings in excess of costs and estimated earnings on uncompleted contracts,” represents billings in excess of revenues recognized.
     Cable, wire and mechanical assemblies — In the Company’s cable, wire and mechanical assemblies business, the Company recognizes the sales of goods when there is evidence of an arrangement, title and risk of ownership have passed (generally upon delivery), the price to the buyer is fixed or determinable and collectability is reasonably assured. There are no formal customer acceptance requirements or further obligations related to our assembly services once we ship our products. Customers do not have a general right of return on products shipped; therefore we make no provisions for returns. We make a determination of a customer’s credit worthiness at the time we accept their order.
     Product warranties — The Company offers the industry standard of 25 years for our solar modules and industry standard five (5) years on inverter and balance of system components. Due to the warranty period, we bear the risk of extensive warranty claims long after we have shipped product and recognized revenue. In our cable, wire and mechanical assemblies business, historically our warranty claims have not been material. In our solar photovoltaic business, our greatest warranty exposure is in the form of product replacement. Until the third quarter of 2007, the Company purchased its solar panels from third-party suppliers and since the third-party warranties are consistent with industry standards we considered our financial exposure to warranty claims immaterial. Certain photovoltaic construction contracts entered into during the year ended December 31, 2007 included provisions under which the Company agreed to provide warranties to the buyer, and during the quarter ended September 30, 2007, the Company began installing its own manufactured solar panels. As a result, the Company recorded the provision for the estimated warranty exposure on these contracts within cost of sales. Since the Company does not have sufficient historical data to estimate its exposure, we have looked to our own historical data in combination with historical data reported by other solar system installers and manufacturers. The Company has recorded a warranty provision of $6,000 and $78,000 for the three months ended March 31, 2011 and 2010, respectively.
On December 18, 2009, the Company entered into a 10-year energy output guaranty related to the photovoltaic system installed for Solar Tax Partners 1, LLC (“STP”) at the Aerojet facility in Rancho Cordova, CA. The guaranty provides for compensation to STP’s system lessee for shortfalls in production related to the design and operation of the system, but excluding shortfalls outside the Company’s control such as government regulation. The Company believes that probability of shortfalls is unlikely and if they should occur are covered under the provisions of its current panel and equipment warranty provisions.
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

     Stock based compensation — The Company measures the stock-based compensation costs of share-based compensation arrangements based on the grant-date fair value of awards and generally recognizes the costs in the financial statements over the employee requisite service period.
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
     Allowance for doubtful accounts — The Company regularly monitors and assesses the risk of not collecting amounts owed to the Company by customers. This evaluation is based upon a variety of factors, including an analysis of amounts current and past due and relevant history and facts particular to the customer. It requires the Company to make significant estimates, and changes in facts and circumstances could result in material changes in the allowance for doubtful accounts. At March 31, 2011 and December 31, 2010, the Company recorded an allowance of $62,000 and $28,000, respectively.
     Income taxes — The Company accounts for income taxes under the asset and liability method. Under this method, deferred tax assets and liabilities are determined based on differences between financial reporting and tax reporting bases of assets and liabilities and are measured using enacted tax rates and laws that are expected to be in effect when the differences are expected to reverse. Realization of deferred tax assets is dependent upon future taxable income. A valuation allowance is recognized if it is more likely than not that some portion or all of a deferred tax asset will not be realized.
The Company recognizes uncertain tax positions in its financial statements when it concludes that a tax position is more likely than not to be sustained upon examination based solely on its technical merits. Only after a tax position passes the first step of recognition will measurement be required. Under the measurement step, the tax benefit is measured as the largest amount of benefit that is more likely than not to be realized upon effective settlement. This is determined on a cumulative probability basis.
     Foreign currency translation — The consolidated financial statements of the Company are presented in U.S. dollars and the Company’s expenditures are substantially all in U.S. dollars.
     All assets and liabilities in the balance sheets of foreign subsidiaries whose functional currency is other than the U.S. dollar are translated at period-end exchange rates. All income and expenditure items in the income statements of foreign subsidiaries whose functional currency is other than the U.S. dollar are translated at average annual exchange rates. Translation gains and losses arising from the translation of the financial statements of foreign subsidiaries whose functional currency is other than the U.S. dollar are not included in determining net income but are accumulated in a separate component of stockholders’ equity as a component of comprehensive income. The functional currency of the Company’s operations in the People’s Republic of China is the Renminbi.
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
Results of Operations
Three Months Ended March 31, 2011, as compared to Three Months Ended March 31, 2010
Net Sales

     Net sales for the three months ended March 31, 2011 decreased 5.9% to $5,490,000 from $5,833,000 for the three months ended March 31, 2010.
     Net sales for the three months ended March 31, 2011, in the photovoltaic installation, integration and product sales segment, increased 12.5% to $4,868,000 from $4,328,000 for the three months ended March 31, 2010. The increase in sales in the photovoltaic installation, integration and product sales segment was primarily due to larger system development projects in construction as the Company concentrates on development of utility scale and larger distributive generation projects. The Company expects installation and integration revenues will increase during subsequent quarters as new projects under development begin the installation phase.
     Net sales for the three months ended March 31, 2011, in the cable, wire and mechanical assemblies segment, decreased 58.7% to $622,000 from $1,505,000 for the three months ended March 31, 2010. The decrease is attributable to a decrease in sales to customers in general in this segment. This is the legacy segment of the Company’s business. The Company expects to continue to service the customers it has in this segment, but is not actively seeking new customers in the segment. Sales in this segment are expected to fluctuate from quarter to quarter during fiscal year 2011.
Cost of Goods Sold
     Cost of goods sold was $4,938,000 (89.9% of net sales) and $5,209,000 (89.3% of net sales) for the three months ended March 31, 2011 and 2010, respectively.
     Cost of goods sold in the photovoltaic installation, integration and product sales segment was $4,596,000 (94.4% of sales) for the three months ended March 31, 2011 compared to $4,249,000 (98.2% of net sales) for the three months ended March 31, 2010. The decrease in costs of goods sold as a percentage of sales over the comparative period is attributable to the increase in construction activity on larger photovoltaic installations as the Company concentrates on utility scale and larger distributive generation projects and moves away from product sales. This trend is expected to continue in future quarters during fiscal 2011.
     Cost of goods sold in the cable, wire and mechanical assembly segment were $342,000 (55.0% of net sales) for the three months ended March 31, 2011 compared to $960,000 (63.8% of net sales) for the three months ended March 31, 2010. The decrease is attributable to product mix during the quarter. The Company expects that costs will continue to vary with product mix in this segment.
General and Administrative Expense
     General and administrative expense was $1,553,000 (28.3% of net sales) and $1,998,000 (34.3% of net sales) for the three months ended March 31, 2011 and 2010, respectively, a decrease of 22.3%. The decrease in costs for the three months ended March 31, 2011 over the comparative period is primarily due to decreases in employee-related costs and operating expenses primarily due to the change in our manufacturing operations to outsourcing from external sources and the discontinuance of our residential photovoltaic installation operations. Significant elements of general and administrative expense for the three months ended March 31, 2011 were employee related expenses of $659,000, professional and consulting fees of $425,000, rent, telephone and utilities of $93,000, travel and lodging of $31,000, depreciation expense of $60,000 and stock-based compensation expense of $36,000. Significant elements of general and administrative expense for the three months ended March 31, 2010 were employee related expenses of $881,000, professional and consulting fees of $513,000, rent, telephone and utilities of $130,000, travel and lodging of $47,000, depreciation expense of $105,000 and stock-based compensation expense of $50,000.The Company expects that due to its cost reduction efforts, general and administrative expense will remain at current levels in the future as a percentage of sales.
Sales, Marketing and Customer Service Expense
     Sales, marketing and customer service expense was $471,000 (8.6% of net sales) and $1,093,000 (18.7% of net sales) for the three months ended March 31, 2011 and 2010, respectively, a decrease of 56.9%. The decrease in sales, marketing and customer service expense over the comparative period was primarily due to decreases in employee-related expenses, commission expense and consulting fees as a result of overall corporate reorganization and discontinuance of residential photovoltaic installations. Significant elements of sales, marketing and customer service expense for the three months ended March 31, 2011 were employee-related expense of $219,000, advertising expense of $16,000, stock-based compensation expense of $15,000, commission expense of $66,000, rent, telephone and utilities of $38,000, customer care costs of $5,000 and travel expenses of $20,000. Significant elements of sales, marketing and customer service expense for the three months ended March 31, 2010 were employee related expense of $469,000, advertising expense of $61,000, stock-based compensation expense of $25,000, commission expense of $194,000, rent, telephone and utilities of $63,000, consulting fees $158,000, customer care costs of $31,000 and travel expenses of $35,000. The Company expects that sales, marketing and customer service expense will continue at current levels in future periods as a percentage of sales.
Engineering, design and product management
     Engineering, design and product management expense was $131,000 (2.4% of net sales) and $205,000 (3.5% of net sales) for the three months ended March 31, 2011 and 2010, respectively. The decrease in engineering, design and product management costs primarily related to decreases in employee and professional fee costs. Significant elements of product development expense for the three months ended March 31, 2011 were employee-related expense of $138,000. Significant elements of product development expense for the three months ended March 31, 2010 were employee related expense of $180,000 and stock-based compensation costs of $24,000.The Company expects that product development costs will continue at their current dollar value run rate in fiscal 2011.
Interest income / expense
     Interest expense, net, was $129,000 and $6,000 for the three months ended March 31, 2011 and 2010, respectively. Interest expense for the three months ended March 31, 2011, consisted of interest expense of $4,000 on the Company’s capital lease and loans payable, $49,000 to suppliers on accounts payable financing and $77,000 on the loan financing for the Company’s power generation facility recorded as an asset held for sale, offset by earnings on the Company’s bank deposits of 2,000. The Company expects that this expense will vary during 2011 depending on the utilization of debt financing in its operations.
Other income / expense, net
     Other expense, net was $6,000 and $535,000 for the three months ended March 31, 2011 and 2010, respectively. Other expense, net for the three months ended March 31, 2011 consisted of $2,000 of currency exchange gain, and $8,000 of other expense. Other expense, net of $535,000 for the three months ended March 31, 2010 was attributable to currency losses due to the decline in the value of the Euro. In 2009, the Company entered into fixed price sales agreements in the Euro currency which were delivered and collected during 2010 during which time the Euro declined in value resulting in the large currency loss in 2010. The Company expects that it will continue to be exposed to currency gains and losses in the future.
Income Tax Expense
     The Company provided income tax expense of $7,000 and $3,000 each for the three months ended March 31, 2011 and 2010, respectively. The Company is currently in a net cumulative loss position and has significant new operating loss carry forwards, and has only provided for statutory minimum taxes.
Liquidity and Capital Resources
     A summary of the sources and uses of cash and cash equivalents is as follows:

	Three Months	Three Months
	Ended March	Ended March
(in thousands)	31, 2011	31, 2010
Net cash (used in) provided by operating activities	$(8,385)	$63
Net cash used in investing activities	(6)	(11)
Net cash provided by (used in) financing activities	33,247	(83)
Effect of exchange rate changes on cash	(10)	(4)

Net increase (decrease) in cash and cash equivalents	$24,846	$(35)

     As of March 31, 2011 and December 31, 2010, we had $26,287,000 and $1,441,000 in cash and cash equivalents, respectively.

     Net cash used in operating activities of $8,385,000 for the three months ended March 31, 2011 included a net loss of $1,745,000, offset in part by non-cash items included in net loss, consisting of depreciation and amortization of $96,000 related to property and equipment, stock-based compensation expense of $56,000 and bad debt expense of $39,000 primarily due to the uncertainty collectability of a receivable from one customer. Also contributing to cash used in operating activities were an increase in our accounts receivable of $1,719,000 as a result of extended terms given to one solar photovoltaic business customer, an decrease in costs and estimated earnings in excess of billing on uncompleted contracts of $3,000 on large construction projects, an increase in inventories of $2,215,000 due to procurement of material not yet installed on construction projects, an decrease in prepaid expenses and other current assets of $25,000, a decrease in accounts payable of $572,000, a decrease in billings in excess of costs and estimated earnings on uncompleted contracts of $971,000 and a decrease in accrued and other liabilities of $1,382,000.
     Net cash used in investing activities of $6,000 for the three months ended March 31, 2011 relates to acquisition of property, plant and equipment.
     Net cash provided by financing activities was $33,247,000 for the three months ended March 31, 2011 and resulted from net proceeds received from the issuance of common and preferred stock under a Stock Purchase Agreement dated January 5, 2011 to LDK Solar Co., Ltd. of $32,719,000, and $603,000 reduction of restricted cash relating to the reserve account for the guaranty of financing for our customer Solar Tax Partners 1, LLC, offset by $75,000 of payments on loans payable and capital lease obligations.
Capital Resources and Material Known Facts on Liquidity
     In the short-term we do not expect any material change in the mix or relative cost of our capital resources. As of March 31, 2011, we had $26,287,000 in cash and cash equivalents, $741,000 of restricted cash held in our name in interest bearing accounts, accounts receivable of $7,439,000 and costs and estimated earnings in excess of billings on uncompleted contracts of $2,247,000. Our focus will be to continue development and manufacturing of our solar modules and racking systems through contract manufacturing sources.
     On January 5, 2011, we entered into a Stock Purchase Agreement (“SPA”) with LDK Solar Co., Ltd. (“LDK”) in connection with the sale and issuance by the Company of convertible Series A Preferred Stock and Common Stock. At the first closing on January 10, 2011, we issued 42,835,947 shares of our common stock at $0.25 per share and received proceeds net of expenses of $10,493,000. At the second closing, on March 30, 2011, we issued 20,000,000 shares of our Series A Preferred Stock receiving proceeds of $22,228,000.
     The current economic conditions of the U.S. market, coupled with reductions of solar incentives in Europe, have presented challenges to us in generating the revenues and or margins necessary for us to create positive working capital. While our sales pipeline of solar system construction projects continues to grow, such projects encumber associated working capital until project completion or earlier customer payment, and our revenues are highly dependent on third party financing for these projects. As a result, revenues remain difficult to predict and we cannot assure shareholders and potential investors that we will be successful in generating positive cash from operations. Knowing that revenues are unpredictable, our strategy has been to manage spending tightly by reducing to a core group of employees in our China and U.S. offices, and to outsource the majority of our construction workforce.
     Over the past three years we have sustained losses from operations and have relied on equity financing to provide working capital. We are working on sources of project financing as well as asset backed credit facilities.
     We believe the funds generated by the investment by LDK, the collection of our accounts receivable and costs and estimated earnings in excess of billings on uncompleted contracts, the anticipated revenues of our operations, the sale of our asset held for sale and reductions in operating expenses, continued management of our supply chain, and potential funds available to us through debt and equity financing, are adequate to fund our anticipated cash needs through the next twelve months. We anticipate that we will retain all earnings, if any, to fund future growth in the business. Although we believe we have effectively implemented cash management controls to meet ongoing obligations, there are no assurances that we will not be required to seek additional working capital through debt or equity offerings. If such additional working capital is required, there are no assurances that such financing will be available on favorable terms to the Company, if at all.
Off-Balance Sheet Arrangements
None

Item 4.
Controls and Procedures
Evaluation of Disclosure Controls and Procedures
     Our management, with the participation and under the supervision of our principal executive officer and our principal financial officer, reviewed and evaluated the effectiveness of the design and operation of our disclosure controls and procedures, for the interim three month period ended March 31, 2011 covered by this report, as required by Securities Exchange Act Rule 13a-15, and concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed in our reports filed with the Securities and Exchange Commission pursuant to the Securities Exchange Act of 1934 is accumulated and communicated to management timely, including our principal executive officer and principal financial officer. Based on this evaluation, our principal executive officer and principal financial officer have concluded that, as of the end of the interim period covered by this report, our disclosure controls and procedures are effective to ensure that we record, process, summarize, and report information required to be disclosed in the reports we filed under the Securities Exchange Act of 1934 within the time periods specified by the Securities and Exchange Commission’s rules and regulations.
Changes in Internal Control Over Financial Reporting
     During the three months ended March 31, 2011, there have been no changes in our internal controls over financial reporting, or to our knowledge, in other factors, that have materially affected, or are reasonably likely to materially affect our internal controls over financial reporting. We continue to enhance our internal controls over financial reporting, primarily by evaluating and enhancing our process and control documentation and increasing our systems security, in connection with our ongoing efforts to meet the requirements of Section 404 of the Sarbanes-Oxley Act of 2002. We discuss with and disclose these matters to the Audit Committee of our Board of Directors and our Board of Directors.
PART II
OTHER INFORMATION
Item 1. Legal Proceedings
Rogers v. Kircher, et al.
     On January 25, 2011, a putative class action was filed by William Rogers against the Company, the Company’s directors Stephen C. Kircher, Francis Chen, Timothy B. Nyman, Ronald A. Cohan, D. Paul Regan, and LDK Solar Co., Ltd. (“LDK”), in the Superior Court of California, County of Placer. The complaint alleges violations of fiduciary duty by the individual director defendants concerning the Stock Purchase Agreement entered into on January 5, 2011, pursuant to which defendant LDK agreed to acquire 70% interest in the Company. Plaintiff contends that the independence of the individual director defendants was compromised because they are allegedly beholden to defendant LDK for continuation of their positions as directors and possible future employment. Plaintiff further contends that the transaction is unfair because it allegedly contains onerous and preclusive deal protection devices, such as no shop, standstill and no solicitation provisions and a termination fee that operates to effectively prevent any competing offers. The complaint alleges that the Company aided and abetted the breaches of fiduciary duty by the individual director defendants by providing aid and assistance. Plaintiff asks for class certification, the enjoining of the sale, or if the sale is completed prior to judgment, rescission of the sale and damages.
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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
     -None-
Item 3. Defaults Upon Senior Securities
     -None-
Item 4.
     (Removed and Reserved)
Item 5. Other Information
     -None-
Item 6. Exhibits
10.1	Stock Purchase Agreement with LDK Solar Co., Ltd. dated January 5, 2011 (1)

10.2	Form of Lock-up Agreements (1)

10.3	Voting Agreement (Stephen C. Kircher) dated January 5, 2011 (1)

10.4	Reserve Account Security Agreement dated January 7, 2011 (2)

31.1	Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Incorporated by reference to Form 8-K filed with the SEC on January 6, 2011.

(2)	Incorporated by reference to Form 8-K filed with the SEC on January 12, 2011.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report on Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized.

SOLAR POWER, INC.
Date: May 16, 2011	/s/ Jeffrey G. Winzeler
Jeffrey G. Winzeler,
Chief Financial Officer (Principal Accounting Officer and Principal Financial Officer)