Form 10-Q
period 2011-06-30
Solar Power, Inc.
filed 2011-08-15
CIK 1210618

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10-Q

☑	Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2011

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
Indicate by check mark whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☑ Yes ☐ No
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☑
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 184,013,923 shares of $0.0001 par value common stock outstanding as of August 1, 2011.

Page
PART I — Financial Information	3
Item 1 — Financial Statements (unaudited)	3
Item 2 — Management’s Discussion and Analysis of Financial Condition and Results of Operations	21
Item 4 — Controls and Procedures	29
Part II — Other Information	30
Item 1 — Legal Proceedings	30
Item 2 — Unregistered Sales of Equity Securities and Use of Proceeds	30
Item 3 — Defaults Upon Senior Securities	30
Item 4 — (Removed and Reserved)	30
Item 5 — Other Information	30
Item 6 — Exhibits	31
Signatures	32
EX-31.1
EX-31.2
EX-32
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT

PART I
FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
SOLAR POWER, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands except for share data)
(unaudited)

	As of	As of
	June 30, 2011	December 31, 2010

ASSETS
Current assets:
Cash and cash equivalents	$18,479	$1,441
Accounts receivable, net of allowance for doubtful accounts of $56 and $28 at June 30, 2011, and December 31, 2010, respectively	9,670	5,988
Accounts receivable, related party	2,034	—
Costs and estimated earnings in excess of billings on uncompleted contracts	2,656	2,225
Costs and estimated earnings in excess of billings on uncompleted contracts, related party	5,033	—
Inventories, net	14,254	4,087
Asset held for sale	6,269	6,669
Prepaid expenses and other current assets	806	702
Restricted cash	250	285

Total current assets	59,451	21,397

Goodwill	435	435
Restricted cash	455	1,059
Property, plant and equipment, net	765	915

Total assets	$61,106	$23,806

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$3,925	$6,055
Accounts payable, related party	9,380	—
Accrued liabilities	2,092	4,298
Income taxes payable	2	2
Billings in excess of costs and estimated earnings on uncompleted contracts	3,241	1,767
Loans payable and capital lease obligations	4,517	3,808

Total current liabilities	23,157	15,930
Loans payable and capital lease obligations, net of current portion	5	13
Other liabilities	1,379	—

Total liabilities	24,541	15,943

Commitments and contingencies	—	—

Stockholders’ equity:
Preferred stock, par $0.0001, 20,000,000 shares authorized, none issued and outstanding at June 30, 2011 and December 31, 2010	—	—
Common stock, par $0.0001, 250,000,000 shares authorized, 184,013,923 and 52,292,576 shares issued and outstanding at June 30, 2011 and December 31, 2010, respectively	18	5
Additional paid in capital	74,969	42,114
Accumulated other comprehensive loss	(277)	(240)
Accumulated deficit	(38,145)	(34,016)

Total stockholders’ equity	36,565	7,863

Total liabilities and stockholders’ equity	$61,106	$23,806

The accompanying notes are an integral part of these condensed financial statements.

SOLAR POWER, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands except for share data)
(unaudited)

	For Three Months Ended		For the Six Months Ended
	June 30, 2011	June 30, 2010	June 30, 2011	June 30, 2010

Net Sales:
Net sales	$9,571	$10,950	$14,301	$16,782
Net sales, related party	5,369	—	6,129	—

Total net sales	14,940	10,950	20,430	16,782

Cost of goods sold:
Cost of goods sold	9,009	9,838	13,187	15,048
Cost of goods sold, related party	4,653	—	5,413	—

Total cost of goods sold	13,662	9,838	18,600	15,048

Gross profit	1,278	1,112	1,830	1,734

Operating expenses:
General and administrative	1,915	2,365	3,468	4,363
Sales, marketing and customer service	916	965	1,387	2,058
Engineering, design and product management	209	379	341	583
Impairment charge	400	—	400	—

Total operating expenses	3,440	3,709	5,596	7,004

Operating loss	(2,162)	(2,597)	(3,766)	(5,270)

Other income (expense):
Interest expense	(277)	(38)	(408)	(43)
Interest income	21	—	23	—
Other income, net	37	(650)	32	(1,185)

Total other expense	(219)	(688)	(353)	(1,228)

Loss before income taxes	(2,381)	(3,285)	(4,119)	(6,498)

Income tax expense	3	—	10	3

Net loss	$(2,384)	$(3,285)	$(4,129)	$(6,501)

Net loss per common share
Basic	$(0.02)	$(0.06)	$(0.04)	$(0.12)

Diluted	$(0.02)	$(0.06)	$(0.04)	$(0.12)

Weighted average number of common shares used in computing per share amounts
Basic	102,926,965	52,292,576	96,919,322	52,292,576

Diluted	102,926,965	52,292,576	96,919,322	52,292,576

The accompanying notes are an integral part of these condensed financial statements.

SOLAR POWER, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	For the Six Months Ended
	June 30, 2011	June 30, 2010

Cash flows from operating activities:
Net loss	$(4,129)	$(6,501)
Adjustments to reconcile loss to net cash used in operating activities:
Depreciation	127	314
Amortization	7	—
Stock-based compensation expense	150	197
Bad debt expense	168	471
Loss on disposal of fixed assets	—	4
Impairment charge	400	—
Changes in operating assets and liabilities:
Accounts receivable	(3,850)	3,732
Accounts receivable, related party	(2,034)	—
Costs and estimated earnings in excess of billing on uncompleted contracts	(431)	(3,358)
Costs and estimated earnings in excess of billing on uncompleted contracts, related party	(5,033)	—
Inventories	(10,167)	314
Asset held for sale	—	(251)
Prepaid expenses and other current assets	3	60
Accounts payable	(2,130)	279
Accounts payable, related party	9,380	—
Income taxes payable	—	(126)
Billings in excess of costs and estimated earnings on uncompleted contracts	1,474	599
Accrued liabilities and other liabilities	(835)	(120)

Net cash used in operating activities	(16,900)	(4,386)
Cash flows from investing activities:
Acquisitions of property, plant and equipment	(41)	(25)

Net cash used in investing activities	(41)	(25)
Cash flows from financing activities:
Proceeds from issuance of common and preferred stock, net	32,719	—
Decrease (increase) in restricted cash	639	(285)
Net proceeds from loans payable	4,500	3,899
Loan fees	(107)	(101)
Principal payments on loans payable and capital lease obligations	(3,797)	(168)

Net cash provided by financing activities	33,954	3,345

Effect of exchange rate changes on cash	25	6

Increase (decrease) in cash and cash equivalents	17,038	(1,060)
Cash and cash equivalents at beginning of period	1,441	3,136

Cash and cash equivalents at end of period	$18,479	$2,076

Supplemental disclosure of cash flow information:
Cash paid for interest	$398	$16

Cash paid for income taxes	$10	$126

Supplemental disclosure of non-cash investing and financing activities:
Equipment acquired through loans payable and capital lease obligations	$—	$14

Amounts reclassified from costs and estimated earnings in excess of billing on uncompleted contracts to assets held for sale	$—	$9,765

The accompanying notes are an integral part of these condensed financial statements.

SOLAR POWER, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
1. Description of Business and Basis of Presentation
Description of Business
     Solar Power, Inc., and its subsidiaries, (collectively the “Company”) is engaged in development, sales, installation and integration of photovoltaic systems and sells its contract manufactured racking and balance of system products and cable, wire and mechanical assemblies.
Basis of Presentation
     The accompanying condensed consolidated financial statements are unaudited and have been prepared in accordance with generally accepted accounting principles for interim financial information. They should be read in conjunction with the financial statements and related notes to the financial statements of the Company, Inc. for the years ended December 31, 2010 and 2009 appearing in the Company’s Form 10-K filed with the Securities and Exchange Commission (“SEC”) on March 14, 2011. The June 30, 2011 and 2010 unaudited interim condensed consolidated financial statements on Form 10-Q have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission for smaller reporting companies. Certain information and note disclosures normally included in the annual financial statements on Form 10-K have been condensed or omitted pursuant to those rules and regulations, although the Company’s management believes the disclosures made are adequate to make the information presented not misleading. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of the results of operation for the interim periods presented have been reflected herein. The results of operations for the interim periods are not necessarily indicative of the results to be expected for the entire year.
     The condensed consolidated financial statements include the accounts of Solar Power, Inc. and its subsidiaries. Intercompany balances, transactions and cash flows are eliminated on consolidation.
2. Summary of Significant Accounting Policies
     Cash and cash equivalents — Cash and cash equivalents include cash on hand, cash accounts and interest bearing savings accounts. At times, cash balances may be in excess of the various deposit insurance limits of the country in which such balances are held. Limits in the jurisdictions in which we maintain cash deposits are as follows: U.S. FDIC limits are $250,000 per depositor for interest bearing accounts and unlimited for non-interest bearing accounts, Hong Kong limits are HK$100,000 (US$12,800) per account and in the People’s Republic of China coverage is not afforded on any cash deposit. The Company has not experienced any losses with respect to bank balances in excess of government provided insurance. At June 30, 2011 and December 31, 2010, the Company held $16,207,000 and $2,255,000 in bank balances in excess of the insurance limits.
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
     Anti-dilutive Shares — Basic earnings per share are computed by dividing income attributable to common shareholders by the weighted-average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution of securities by adding other common stock equivalents, including common stock options, warrants, and restricted common stock, in the weighted average number of common shares outstanding for a period, if dilutive. Potentially dilutive securities are excluded from the computation if their effect is anti-dilutive. For the three and six months ended June 30, 2011 and 2010, potentially dilutive securities excluded from the computation of diluted earnings per share were 5,530,175 and 6,204,070, respectively.

     The following table illustrates the computation of the weighted average shares outstanding used in computing earnings per share in our financial statements:

	Three Months Ended		Six Months Ended
	June 30, 2011	June 30, 2010	June 30, 2011	June 30, 2010
Weighted Average of Shares Outstanding
Basic	102,926,965	52,292,576	96,919,322	52,292,576
Dilutive effect of warrants outstanding	—	—	—	—
Dilutive effect of stock options outstanding	—	—	—	—

Diluted	102,926,965	52,292,576	96,919,322	52,292,576

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
     Allowance for doubtful accounts — The Company regularly monitors and assesses the risk of not collecting amounts owed to the Company by customers. This evaluation is based upon a variety of factors, including an analysis of amounts current and past due and relevant history and facts particular to the customer. It requires the Company to make significant estimates, and changes in facts and circumstances could result in material changes in the allowance for doubtful accounts. At June 30, 2011 and December 31, 2010, the Company recorded an allowance of $56,000 and $28,000, respectively.
     Stock-based compensation — The Company measures the stock-based compensation costs of share-based compensation arrangements based on the grant-date fair value of awards and generally recognizes the costs in the financial statements over the employee requisite service period.
     Shipping and handling costs — Shipping and handling costs related to the delivery of finished goods are included in cost of goods sold. During the three months ended June 30, 2011 and 2010, shipping and handling costs expensed to cost of goods sold were $425,000 and $199,000, respectively. During the six months ended June 30, 2011 and 2010, shipping and handling costs expensed to cost of goods sold were $554,000 and $409,000, respectively.
     Advertising costs — Costs for newspaper, television, radio, and other media and design are expensed as incurred. The Company expenses the production costs of advertising the first time the advertising takes place. The costs for this type of advertising were $28,000 and $31,000 during the three months ended June 30, 2011 and 2010, respectively and $43,000 and $92,000 during the six months ended June 30, 2011 and 2010, respectively.
     Product warranties — The Company offers the industry standard of 25 years for our solar modules and industry standard five (5) years on inverter and balance of system components. Due to the warranty period, we bear the risk of extensive warranty claims long after we have shipped product and recognized revenue. In our cable, wire and mechanical assemblies business, historically our warranty claims have not been material. In our solar photovoltaic business, our greatest warranty exposure is in the form of product replacement. Until the third quarter of 2007, the Company purchased its solar panels from third-party suppliers and since the third-party warranties are consistent with industry standards we considered our financial exposure to warranty claims immaterial. Certain photovoltaic construction contracts entered into during the year ended December 31, 2007 included provisions under which the Company agreed to provide warranties to the buyer, and during the quarter ended September 30, 2007 and continuing through the fourth quarter of 2010, the Company installed its own manufactured solar panels. As a result, the Company recorded the provision for the estimated warranty exposure on these contracts within cost of sales. Since the Company does not have sufficient historical data to estimate its exposure, we have looked to our own historical data in combination with historical data reported by other solar system installers and manufacturers. The Company now only installs panels manufactured by unrelated third parties and its parent LDK Solar Co., Ltd. We provide their pass through warranty, and reserve for unreimbursed costs to replace these panels. The Company has recorded a warranty expense of $103,000 and $100,000 for the three months ended June 30, 2011 and 2010, respectively, and recorded a warranty expense of $109,000 and $177,000 for the six months ended June 30, 2011 and 2010, respectively.
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
     Aggregate net foreign currency transaction gains (losses) included in the statements of operations were $60,000 for the three months ended June 30, 2011 and ($660,000) for the three months ended June 30, 2010 and $62,000 for the six months ended June 30, 2011 and ($1,195,000) for the six months ended June 30, 2010, primarily due to the fluctuations of the value of China’s Renminbi to the U.S. Dollar in 2011 and the Euro to the U.S. Dollar during the comparative periods in 2010.
     Comprehensive income (loss) — Comprehensive income, as defined, includes all changes in equity during the period from non-owner sources. Examples of items to be included in comprehensive income, which are excluded from net income, include foreign currency translation adjustments and unrealized gain (loss) of available-for-sale securities. For the three months ended June 30, 2011, comprehensive loss was $2,410,000 composed of a net loss of $2,384,000 and currency translation loss of $26,000. For the three months ended June 30, 2010, comprehensive loss was $3,285,000, composed of a net loss of $3,285,000 and a foreign currency translation gain of $0. For the six months ended June 30, 2011, comprehensive loss was $4,166,000 composed of a net loss of $4,129,000 and currency translation loss of $37,000. For the six months ended June 30, 2010, comprehensive loss was $6,501,000, composed of a net loss of $6,501,000 and a foreign currency translation gain of $0.
     Post-retirement and post-employment benefits — The Company’s subsidiaries which are located in the People’s Republic of China contribute to a state pension scheme on behalf of their employees. The Company recorded $15,000 and $19,000 for expense related to its pension contribution for the three months ended June 30, 2011 and 2010, respectively. The Company recorded $30,000 and $37,000 for expense related to its pension contribution for the six months ended June 30, 2011 and 2010, respectively.
     Use of estimates — The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Key estimates used in the preparation of our financial statements include: contract percentage of completion and cost estimates, allowance for doubtful accounts, stock-based compensation, warranty reserve, deferred taxes, valuation of inventory, and valuation of goodwill. Actual results could differ from these estimates.
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
          In June 2011, the FASB issued ASU No. 2011-05, Presentation of Comprehensive Income. ASU 2011-05 increases the prominence of other comprehensive income in financial statements. Under this ASU, an entity will have the option to present the components of net income and comprehensive income in either one or two consecutive financial statements. The ASU eliminates the option in U.S. GAAP to present other comprehensive income in the statement of changes in equity. ASU 2011-05 is effective on a retrospective basis for fiscal years, and interim periods within those years, beginning after December 15, 2011. The Company expects that the adoption of ASU 2011-05 will not have a material impact on results of operations, cash flows or financial position.
4. Restricted Cash
          At June 30, 2011, the Company had restricted bank deposits of $705,000. The restricted bank deposits consist of $400,000 as a reserve pursuant to our guarantees of our customer Solar Tax Partners 1, LLC with the bank providing the debt financing on their solar generating facility, $250,000 as a reserve pursuant to our loan agreement with the bank providing the debt financing for the solar generating facility owned by our subsidiary, Solar Tax Partners 2, LLC, $20,000 securing our corporate credit card and $35,000 as retention by our bank for our merchant credit card services.
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
5. Inventories
     Inventories consisted of the following (in thousands):

	June 30, 2011	December 31, 2010
Raw material	$1,575	$2,008
Finished goods	12,679	2,079

	$14,254	$4,087

6. Prepaid Expenses and Other Current Assets
     Prepaid expenses and other current assets consisted of the following (in thousands):

	June 30, 2011	December 31, 2010
Rental, equipment and utility deposits	$317	$177
Supplier deposits	38	24
VAT — recoverable	37	—
Insurance	83	94
Advertising	105	105
Taxes	27	141

	June 30, 2011	December 31, 2010
Loan fees	106	96
Commissions	26	—
Other	67	65

	$806	$702

7. Property, Plant and Equipment
     Property, plant and equipment consisted of the following (in thousands):

	June 30, 2011	December 31, 2010
Plant and machinery	$727	$686
Furniture, fixtures and equipment	351	351
Computers and software	1,460	1,437
Trucks	118	118
Leasehold improvements	406	402

Total cost	3,062	2,994
Less: accumulated depreciation	(2,297)	(2,079)

	$765	$915

     Depreciation expense for the three months ended June 30, 2011 and 2010 was $67,000 and $140,000, respectively. Depreciation for the six months ended June 30, 2011 and 2010 was $127,000 and $314,000, respectively.
8. Accrued Liabilities and Other Liabilities
     Accrued liabilities consisted of the following (in thousands):

	June 30, 2011	December 31, 2010
Accrued payroll and related costs	$551	$462
Sales tax payable	220	965
Warranty reserve — current portion	200	1,542
Customer deposits	425	368
Deposits — other	409	—
Accrued financing costs	56	578
Accrued guaranty reserve	127	127
Accrued interest	23	—
Other	81	256

	$2,092	$4,298

     Other liabilities consisted of the following (in thousands):

	June 30, 2011	December 31, 2010
Warranty reserve — noncurrent	$1,379	$—

	$1,379	$—

9. Stockholders’ Equity
     Pursuant to a Stock Purchase Agreement (“SPA”) dated January 5, 2011, on January 10, 2011, the Company and LDK Solar (“LDK”) consummated the transactions contemplated by the First Closing of the SPA whereby the Company issued 42,835,947 shares of Common Stock for an aggregate purchase price of $10,709,000. Proceeds recorded in stockholders’ equity are net of issuance costs of $218,000. Such shares represented approximately 44.9% of the Company’s outstanding Common Stock.
     On March 31, 2011, the Company and LDK consummated the transactions contemplated by the Second Closing of the SPA whereby the Company issued 20,000,000 shares of Series A Preferred Stock for an aggregate purchase price of $22,228,000. Each share of Series A Preferred Stock has a dividend preference equal to $0.04 per annum, to the extent declared, and shall automatically be converted into approximately 4.44552 shares of common stock (subject to adjustments) upon the Company amending its Articles of Incorporation to increase the authorized number of shares of common stock in an amount sufficient to effect the conversion of the

Series A Preferred Stock. Each share of Series A Preferred Stock is entitled to a number of votes per share equal to the number of shares of common stock into which the Series A Preferred Stock would convert. On June 22, 2011, the shareholders of the Company approved an amendment to the Company’s Articles of Incorporation increasing the authorized shares and enabling the automatic conversion of the 20,000,000 Series A Preferred Stock to 88,910,400 shares of the Company’s common stock. The 20,000,000 shares of Series A Preferred Stock were cancelled pursuant to the conversion.
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
     The Company did not have any unrecognized tax benefits or liabilities as of June 30, 2011 and December 31, 2010. The Company does not anticipate that its unrecognized tax benefits or liability position will change significantly over the next twelve months.
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
     The following table summarizes the consolidated stock-based compensation expense, by type of awards for the three and six months ended June 30, 2011 and 2010 (in thousands):

	For Three Months Ended		For Six Months Ended
	June 30, 2011	June 30, 2010	June 30, 2011	June 30, 2010

Employee stock options	$94	$90	$142	$181
Stock grants	—	8	8	16

Total stock-based compensation expense	$94	$98	$150	$197

     The following table summarizes the consolidated stock-based compensation by line item for the three and six months ended June 30, 2011 and 2010 (in thousands):

	For Three Months Ended		For Six Months Ended
	June 30, 2011	June 30, 2010	June 30, 2011	June 30, 2010

General and administrative	$82	$49	$118	$99
Sales, marketing and customer service	10	25	25	50
Engineering, design and product management	2	24	7	48

Total stock-based compensation expense	94	98	150	197
Tax effect on stock-based compensation expense	—	—	—	—

Total stock-based compensation expense after taxes	$94	$98	$150	$197

     Stock-based compensation expense recognized in the consolidated statements of operations is based on awards ultimately expected to vest. Forfeitures are estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. The Company estimated its average pre-vesting forfeiture rate at 17.7% and 10.7% for the six months ended June 30, 2011 and 2010, respectively.
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
     During the three and six months ended June 30, 2011, the Company granted 3,700,000 service-based options fair-valued at $0.46 per option using the Black-Scholes-Merton model. The vesting for these options will occur over a four-year period beginning one year from the date of grant. During the three and six months ended June 30, 2010, the Company granted 805,000 service-based options fair-valued between $0.24 and $0.52 per option, respectively using the Black-Scholes-Merton model. The vesting for 705,000 of the service-based options will occur over a four-year period beginning one year from the date of grant and the vesting period for 100,000 of the service-based options will occur over a one-year period beginning on the date of grant.
     Assumptions used in the determination of the fair value of share-based payment awards using the Black-Scholes-Merton model for stock option grants during the three and six months ended June 30, 2011 and 2010 were as follows:

	2011	2010
	Service-based	Service-based
Expected term	3.75	3.0-3.75
Risk-free interest rate	0.94%	1.47%
Volatility	201%	54%
Dividend yield	0%	0%
Equity Incentive Plan
     At June 30, 2011 there were 16,819,220 total shares available to be issued under the plan (9% of the outstanding shares of 184,013,923 plus outstanding warrants of 2,866,302). There were 6,056,043 options and restricted shares issued and outstanding under the plan; 164,195 options have been exercised; and 10,598,982 shares are available to be issued.
     The following table summarizes the Company’s stock option activities for the three and six month periods ended June 30, 2011 and 2010:

	2011				2010
			Weighted-				Weighted-
		Weighted-	Average			Weighted-	Average
		Average	Remaining			Average	Remaining
		Exercise Price	Contractual	Aggregate Intrinsic		Exercise Price	Contractual	Aggregate Intrinsic
	Shares	Per Share	Term	Value ($000)	Shares	Per Share	Term	Value ($000)

Outstanding January 1	2,505,175	$0.92	2.99	$—	2,694,400	$1.20	2.80	$80,832
Granted	—	—	—	—	805,000	1.24	4.76	—
Exercised	—	—	—	—	—	—	—	—
Forfeited	(25,000)	0.55	—	—	(202,500)	1.00	—	—

Outstanding March 31	2,480,175	0.91	2.75	—	3,296,900	1.22	3.18	197,814
Granted	3,700,000	0.49	3.75	—	—	—	—	—
Exercised	—	—	—	—	—	—	—	—
Forfeited	(650,000)	—	—	—	(10,000)	1.00	—	—

Outstanding June 30	5,530,175	$0.68	3.84	$—	3,286,900	$1.22	2.93	$—

Exercisable June 30	1,381,175	$1.09	1.34	$—	1,708,775	$1.23	2.24	$—

     The weighted-average grant-date fair value of the options granted during the six months ended June 30, 2011 was $0.46. The weighted-average grant-date fair value of options granted during the six months ended June 30, 2010 was $0.48.
     The following table summarizes the Company’s restricted stock activities for the three and six month periods ended June 30, 2011 and 2010:

	2011	2010
	Shares
Outstanding as of January 1	550,868	550,868
Granted	—	—
Exercised	—	—
Forfeited	(25,000)	—

Outstanding March 31	525,868	550,868
Granted	—	—
Exercised	—	—
Forfeited	—	—

Outstanding June 30	525,868	550,868

Vested as of June 30	525,868	500,868

     Changes in the Company’s non-vested stock options are summarized as follows:

	Service-based Options		Restricted Stock
		Weighted-Average		Weighted-Average
		Grant Date Fair		Grant Date Fair
	Shares	Value Per Share	Shares	Value Per Share

Non-vested as of January 1, 2011	1,334,125	$0.78	25,000	$1.34
Granted	—	—	—	—
Vested	(140,375)	0.29	—	—
Forfeited	(25,000)	0.59	(25,000)	1.34

Non-vested as of March 31, 2011	1,168,750	0.74	—	1.34
Granted	3,700,000	0.46	—	—
Vested	(69,750)	0.68	—	—
Forfeited	(650,000)	0.39	—	—

Non-vested as of June 30, 2011	4,149,000	$0.54	—	$—

     As of June 30, 2011, there was approximately $1,662,000, $0 and $0 of unrecognized compensation cost related to non-vested service-based options, performance-based options and restricted stock grants, respectively. The cost is expected to be recognized over a weighted-average of 3.84 years for service-based options. Performance-based options are fully vested. During the six months ended June 30, 2011 there were no changes to the contractual life of any fully vested options.

12. Asset Held for Sale
     During the year ended December 31, 2010 the Company recorded an asset held for sale of $10,016,000. The Company used the guidance under FASB ACS 360-10-45-9 to evaluate the classification. The asset held for sale resulted from the Company taking possession of a solar facility for which the customer was unable to complete payment. During 2010, the asset held for sale was reduced by $3,347,000 to $6,669,000 by funds received from the United States Treasury under Section 1603, Payment for Specified Energy Property in Lieu of Tax Credits. Although this asset has been held for sale for the past twelve months, during the period the Company was going through the acquisition by LDK it was not actively marketed to third parties at LDK’s request. The Company is once again actively marketing the asset to third parties and expects that this asset will be sold within the next twelve months. Accordingly, the asset held for sale is recorded as a current asset in the consolidated balance sheets as of June 30, 2011 and December 31, 2010. During the quarter ended June 30, 2011, the Company recorded an impairment charge of $400,000 to reduce the carrying amount to the estimate of fair value less cost to sell. The fair value was estimated based on a discounted cash flow analysis using level 3 unobservable inputs.
13. Loan Payable
     On June 1, 2010, the Company and Five Star Bank (“Five Star”) entered into a Loan Agreement (the “Original Loan Agreement”). Under the Original Loan Agreement, Five Star agreed to advance a loan in an amount equal to $3,899,000 at an interest rate equal to 8.00% per annum. The Original Loan Agreement is evidenced by a Promissory Note, which is payable in 120 equal monthly payments of $48,000, commencing on July 15, 2010 through the maturity date of the loan, which is June 15, 2020. The secured asset is a power generating facility recorded as an asset held for sale which is discussed in Note 12 above.
     On June 1, 2011, the Company refinanced the above Original Loan by entering into a Term Loan Agreement (the “Loan Agreement”) with East West Bank (“East West”). Under the Loan Agreement, East West agreed to advance a loan in an amount equal to $4,500,000 at a variable interest rate based on the Prime Rate plus 1.25% as provided in the Loan Agreement, not to be less than 6.00% per annum. The Loan Agreement is evidenced by a Promissory Note which is payable in 108 monthly payments, and has a maturity date of May 1, 2020. In connection with the refinance, the Company wrote off the remaining loan fees related to the Original Loan Agreement of $92,000.
     The Loan Agreement contains customary representations, warranties and financial covenants. In the event of default as described in the Loan Agreement, the accrued and unpaid interest and principal immediately becomes due and payable and the interest rate increases to 11.00% per annum. Borrowings under the Loan Agreement are secured by (i) a blanket security interest in all of the assets of our wholly owned subsidiary, Solar Tax Partners 2, LLC, and (ii) a first priority lien on the easement interest, improvements, fixtures and other real and personal property related thereto located on the property described in the Loan Agreement.
     The loan payable of $4,500,000 has been recorded as a current liability in the June 30, 2011 condensed consolidated balance sheet since if the facility is sold the loan could contractually be required to be paid, and the facility is expected to be sold within twelve months.
14. Commitments and Contingencies
     Restricted Cash — The Company has restricted cash of $705,000 consisting of $250,000 held in an interest bearing account in our name with the lender financing our power generation facility, $400,000 held by the lender of our customer as collateral for such loan, $35,000 held by our bank as collateral for our merchant account transactions and $20,000 as collateral for a credit card issued to the Company.
     Operating leases — The Company leases premises under various operating leases. Rental expense under operating leases included in the consolidated statements of operations was $148,000 and $168,000 for the three months ended June 30, 2011 and 2010, respectively, and $272,000 and $365,000 for the six months ended June 30, 2011 and 2010, respectively.
     In June, 2011, the Company entered into an office lease agreement for approximately 11,275 rentable square feet of office space in Roseville, California. The Company plans to use the office space for its corporate headquarters. The initial term of the lease will commence for a term of six (6) years on August 1, 2011. No rent will be due during the first twelve (12) months of the lease. Following the first twelve (12) months, the monthly rent shall be $19,731.25 or $1.75 per square foot with rent increasing approximately $.05 per square foot each year thereafter for the duration of the lease. In addition, the Company has the option to extend the Lease for an additional five-year term, with rent to be determined according to the then-prevailing market rates.
     Guaranty — On December 22, 2009, in connection with an equity funding of our customer, Solar Tax Partners 1, LLC (“STP”), of the Aerojet I project, the Company along with STP’s other investors entered into a Guaranty (“Guaranty”) to provide the equity investor, Greystone Renewable Energy Equity Fund (“Greystone”), with certain guarantees, in part, to secure investment funds necessary to facilitate STP’s payment to the Company under the Engineering, Procurement and Construction Agreement (“EPC”). Specific guarantees made by the Company include the following in the event of the other investors’ failure to perform under the operating agreement:

•	Operating Deficit Loans — The Company would be required to loan Master Tenant 2008-c, LLC (“Master Tenant”) or STP monies necessary to fund operations to the extent costs could not be covered by Master Tenant’s or STP1’s cash inflows. The loan would be subordinated to other liabilities of the entity and earn no interest; and
•	Exercise of Put Options — At the option of Greystone, the Company may be required to fund the purchase by the managing member of Greystone’s interest in Master Tenant under an option exercisable for nine months following a 63-month period commencing with operations of the Facility. The purchase price would be equal to the greater of the fair value of Greystone’s equity interest in Master Tenant or $952,000. The Company has recorded on its consolidated balance sheet, the fair value of the guarantees, at their estimated fair value of $142,000. This amount, less related amortization, is included in Accrued Liabilities.
15. Operating Risk
     Concentrations of Credit Risk and Major Customers — A substantial percentage of the Company’s net revenue comes from sales made to a small number of customers and typically are made on an open account basis. Details of customers accounting for 10% or more of total net sales for the six months ended June 30, 2011 and 2010, respectively are as follows (in thousands):

	Six Months Ended
Customer	June 30, 2011	June 30, 2010
380 Middlesex Solar, LLC	$8,705	$—
North Palm Springs Investment, LLC*	5,033	—
Solarmarkt Sued GmbH	—	2,053
Bayer & Raach GmbH	—	2,899
     Details of customers representing 10% or more of accounts receivable balances and costs and estimated earnings in excess of billings on uncompleted contracts at June 30, 2011 and December 31, 2010, respectively are (in thousands):

Customer	June 30, 2011	December 31, 2010
North Palm Springs Investment, LLC*	$5,033	$—
380 Middlesex Solar, LLC	6,109	—
Temescal Canyon RV Park	2,512	1,897

*	North Palm Springs Investment, LLC is a wholly owned subsidiary of LDK Solar USA, Inc.
     Product Warranties — The Company offers the industry standard of 25 years for our solar modules and industry standard five (5) years on inverter and balance of system components. Due to the warranty period, we bear the risk of extensive warranty claims long after we have shipped product and recognized revenue. In our cable, wire and mechanical assemblies business, historically our warranty claims have not been material. In our solar photovoltaic business, our greatest warranty exposure is in the form of product replacement. Until the third quarter of 2007, the Company purchased its solar panels from third-party suppliers and since the third-party warranties are consistent with industry standards we considered our financial exposure to warranty claims immaterial. Certain photovoltaic construction contracts entered into during the year ended December 31, 2007 included provisions under which the Company agreed to provide warranties to the buyer, and during the quarter ended September 30, 2007 and continuing through the fourth quarter of 2010, the Company installed its own manufactured solar panels. As a result, the Company recorded the provision for the estimated warranty exposure on these contracts within cost of sales. Since the Company does not have sufficient historical data to estimate its exposure, we have looked to our own historical data in combination with historical data reported by other solar system installers and manufacturers. The Company now only installs panels manufactured by unrelated third parties and its parent LDK Solar Co., Ltd. We provide their pass through warranty and reserve for unreimbursed costs to replace these panels. The Company has recorded a warranty expense of $103,000 and $100,000 for the three months ended June 30, 2011 and 2010, respectively, and has recorded a warranty expense of $109,000 and $177,000 for the six months ended June 30, 2011 and 2010, respectively.
The accrual for warranty claims consisted of the following at June 30, 2011 and 2010 (in thousands):

	2011	2010

Beginning balance, January 1,	$1,542	$1,246
Provision charged to warranty expense	109	177
Less: warranty claims	(72)	—

Ending balance, June 30	$1,579	$1,423

Current portion of warranty liability	$200	$—
Non-current portion of warranty liability	$1,379	$—

16. Fair Value of Financial Instruments
     The carrying amounts of cash and cash equivalents, accounts receivable, prepaid expenses, loans payable, accounts payable, accrued liabilities, accrued payroll and other payables approximate their respective fair values at each balance sheet date due to the short-term maturity of these financial instruments.
The Company used multiple techniques to measure the fair value of the guarantees using Level 3 inputs; the results of each technique have been reasonably weighted based upon management’s judgment to determine the fair value of the guarantees at the measurement date. As a result of applying reasonable weights to each technique, the Company believes a reasonable estimate of fair value for the guarantees was $142,000 at December 31, 2009. At June 30, 2011 the value of the guarantee on our consolidated balance sheet, net of amortization, was $127,000.
17. Segment and Geographical Information
     The Company’s two primary business segments include: (1) photovoltaic installation, integration, and sales and (2) cable, wire and mechanical assemblies.
     The accounting policies of the segments are the same as those described in the summary of significant accounting policies.
     Contributions of the major activities, profitability information and asset information of the Company’s reportable segments for the three and six months ended June 30, 2011 and 2010 are as follows:

	For the Three Months Ended		For the Three Months Ended
	June 30, 2011		June 30, 2010
		Income (loss)		Income (loss)
Segment (in thousands)	Net sales	before taxes	Net sales	before taxes

Photovoltaic installation, integration and sales	$14,756	$(2,297)	$10,086	$(3,599)
Cable, wire and mechanical assemblies	184	(84)	864	314

Consolidated totals	$14,940	$(2,381)	$10,950	$(3,285)

	For the Six Months Ended		For the Six Months Ended
	June 30, 2011		June 30, 2010
		Income (loss)		Income (loss)
Segment (in thousands)	Net sales	before taxes	Net sales	before taxes

Photovoltaic installation, integration and sales	$19,624	$(4,315)	$14,413	$(7,321)
Cable, wire and mechanical assemblies	806	196	2,369	823

Consolidated totals	$20,430	$(4,119)	$16,782	$(6,498)

	For the Three Months Ended		For the Three Months Ended		For the Six Months Ended		For the Three Months Ended
	June 30, 2011		June, 2010		June 30, 2011		June, 2010
	Interest	Interest	Interest	Interest	Interest	Interest	Interest	Interest
Segment (in thousands)	income	expense	income	expense	income	expense	income	expense

Photovoltaic installation, integration and sales	$21	$277	$—	$38	$23	$408	$—	$43
Cable, wire and mechanical assemblies	—	—	—	—	—	—	—	—

Consolidated total	$21	$277	$—	$38	$23	$408	$—	$43

	June 30, 2011			June 30, 2010
	Identifiable	Capital	Depreciation and	Identifiable	Capital	Depreciation and
Segment (in thousands)	assets	expenditure	amortization	assets	expenditure	amortization

Photovoltaic installation, integration and sales	$60,817	$41	$125	$34,343	$37	$280
Cable, wire and mechanical assemblies	289	—	2	1,269	—	34

Consolidated total	$61,106	$41	$127	$35,612	$37	$314

The locations of the Company’s identifiable assets are as follows:

Location (in thousands)	June 30, 2011	December 31, 2010

United States	$56,599	$21,256
China (including Hong Kong)	4,507	2,550

Total	$61,106	$23,806

Sales by geographic location for the Company’s reportable segments are as follows:

	Three Months Ended June 30, 2011			Three Months Ended June 30, 2010
	Photovoltaic			Photovoltaic
	installation,	Cable, wire and		installation,	Cable, wire and
	integration and	mechanical		integration and	mechanical
Segment (in thousands)	sales	assemblies	Total	sales	assemblies	Total

United States	$14,702	$—	$14,702	$3,123	$461	$3,584
Asia	54	—	54	143	—	143
Europe	—	171	171	6,765	—	6,765
Mexico	—	13	13	—	403	403
Other	—	—	—	55	—	55

Total	$14,756	$184	$14,940	$10,086	$864	$10,950

	Six Months Ended June 30, 2011			Six Months Ended June 30, 2010
	Photovoltaic			Photovoltaic
	installation,	Cable, wire and		installation,	Cable, wire and
	integration and	mechanical		integration and	mechanical
Segment (in thousands)	sales	assemblies	Total	sales	assemblies	Total

United States	$18,757	$—	$18,757	$5,878	$1,421	$7,299
Asia	867	—	867	316	—	316
Europe	—	793	793	8,142	—	8,142
Mexico	—	13	13	—	948	948
Other	—	—	—	77	—	77

Total	$19,624	$806	$20,430	$14,413	$2,369	$16,782

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
     In June 2011, the Company transferred to LDK Solar USA, Inc. its interest in North Palm Springs Investments, LLC (“NPSLLC”) and entered into two Engineering, Procurement and Construction (“EPC”) agreements with NPSLLC for the construction of two utility scale solar projects with anticipated revenues to the Company of $29.2 million.
     At June 30, 2011, the Company had accounts receivable of $2,034,000 from its seventy percent shareholder, LDK Solar Co., Ltd., consisting of $1,096,000 for raw material for the manufacture of solar products valued at its carrying value, and $938,000 expenses incurred on their behalf related to operations in our China and Hong Kong subsidiaries.
     At June 30, 2011, the Company had accounts payable of $9,380,000 to LDK Solar Co., Ltd. for purchase of solar panels for its projects currently under development.
     During the three months ended June 30, 2011 the Company recorded net sales to LDK Solar Co., Ltd. of $5,369,000, consisting of $336,000 in raw material sales and $5,033,000 of net sales related to solar development projects. Related cost of goods sold was $4,653,000. Solar development costs were $4,317,000 and the raw material was sold at carrying value of $336,000.
     During the six months ended June 30, 2011 the Company recorded net sales to LDK Solar Co., Ltd. of $6,129,000, consisting of $1,096,000 in raw material sales and $5,033,000 of net sales related to solar development projects. Related cost of goods sold was $5,413,000. Solar development costs were $4,317,000 and the raw material was sold at carrying value of $1,096,000.
     Related party transactions with LDK Solar Co., Ltd or is subsidiaries are summarized in the following table:

	Three Months	Six Months Ended
	Ended June 30, 2011	June 30, 2011

Costs and estimated earnings in excess of billing to North Palm Springs Investment, LLC**	5,033	5,033
Raw material sales at carrying value	336	1,096
Cost of goods sold related to North Palm Springs Investment, LLC*	4,317	4,317
Accounts receivable for expenses incurred on their behalf related to operations in our China and Hong Kong subsidiaries	355	938
Solar panel purchases	12,425	12,425
*    North Palm Springs Investments, LLC is a wholly owned subsidiary of LDK Solar USA, Inc.
**  EPC Contract revenue from North Palm Springs Investments, LLC

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
20. Subsequent Event
     On July 26, 2011, the Company entered into a Limited Partnership Purchase Agreement (“LPPA”) to purchase the limited partnership interest of EDF EN GREECE ANONIMI ETERIA PARAGOGIS KE EKMETALEFSIS ILEKTRIKIS ENERGIAS ME CHRISI ANANEOSIMON PIGON ENERGIAS KE SIA – EVROS 3 E.E. (“EDF EN GREECE ANONIMI”) for 1.953 million Euros (the equivalent of $2.8 million at current exchange rates). The LPPA transferred to the Company the necessary approvals and documents, such as purchase power agreements, permits and approvals necessary to develop a solar power generating facility of approximately 4.4 megawatts. Construction of the project is expected to begin in the fourth quarter of 2011. The Company plans to sell the project and become the Engineering Procurement and Construction contractor for the project prior to the commencement of construction.

Item 2.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Factors That May Affect Future Results
     This Quarterly Report on Form 10-Q and other written reports and oral statements made from time to time by the Company may contain so-called “forward-looking statements,” all of which are subject to risks and uncertainties. One can identify these forward-looking statements by their use of words such as “expects,” “plans,” “will,” “estimates,” “forecasts,” “projects” and other words of similar meaning. One can identify them by the fact that they do not relate strictly to historical or current facts. These statements are likely to address the Company’s growth strategy, financial results and product and development programs. One must carefully consider any such statement and should understand that many factors could cause actual results to differ from the Company’s forward-looking statements. These factors include inaccurate assumptions and a broad variety of other risks and uncertainties, including some that are known and some that are not. No forward-looking statement can be guaranteed and actual future results may vary materially. The Company does not assume the obligation to update any forward-looking statement. One should carefully evaluate such statements in light of factors described in the Company’s filings with the SEC, especially the Company’s Annual Report on Form 10-K and the Company’s Quarterly Reports on Form 10-Q. In various filings the Company has identified important factors that could cause actual results to differ from expected or historic results. One should understand that it is not possible to predict or identify all such factors. Consequently, the reader should not consider any such list to be a complete list of all potential risks or uncertainties.
     The following discussion is presented on a consolidated basis, and analyzes our financial condition and results of operations for the three and six months ended June 30, 2011 and 2010.
     Unless the context indicates or suggests otherwise, reference to “we”, “our”, “us” and the “Company” in this section refers to the consolidated operations of Solar Power, Inc. and its subsidiaries.
Overview
     We previously manufactured photovoltaic panels or modules and balance of system components in our Shenzhen, China manufacturing facility, which operations were effectively closed in December 2010. We continue to manufacture balance of system components, including our proprietary racking systems such as SkyMount and Peaq on an original equipment manufacturer (OEM) basis. We sold these products through three distinct sales channels: 1) direct product sales to international and domestic markets, 2) our own use in building commercial and residential solar projects in the U.S., and 3) our authorized dealer network who sell our Yes! branded products in the U.S. and European residential markets. In 2010 we discontinued our Yes! Authorized dealer network and Yes! branded products and our residential installation business, as our strategy and focus shifted solely to commercial solar and utility projects. In addition to our solar revenue, we generate revenue from our cable, wire and mechanical assembly business. Our cable, wire and mechanical assemblies products were also manufactured in our China facility and sold in the transportation and telecommunications markets and we will continue this business in China. We shut down our manufacturing operations because we could not achieve scale with other solar manufacturing operations in China and we were able to source modules at a price lower than our manufacturing costs from Chinese manufacturers with larger scale operations. As part of this change in our strategy we sought and obtained a strategic partner in China with large scale manufacturing operations. In the first quarter of 2011, our strategic partner, LDK Solar Co., Ltd. (“LDK”), made a significant investment in our business that provided significant working capital and broader relationships that will allow us to more aggressively pursue commercial and utility projects in our pipeline. This strategic partner strengthens our position in the solar industry. We maintain a strategic office in Shenzhen, China that is principally responsible for our ongoing procurement, logistics and design support for our products, and data systems for monitoring and managing solar energy facilities which we either own or maintain under operations and maintenance agreements.
The investment by LDK strengthened our balance sheet, which will enable the acceleration of the development of our project pipeline, which primarily consists of utility and commercial distributed generation systems. We now intend to aggressively grow our pipeline in both the U.S. and European markets and accelerate our construction of multiple projects simultaneously.

Business Development
Our Subsidiaries
Our business was previously conducted through our wholly-owned subsidiaries, SPIC, Inc. (“SPIC”), Yes! Solar, Inc. (“YES”), Yes! Construction Services, Inc. (“YCS”), International Assembly Solutions, Limited (“IAS HK”) and IAS Electronics (Shenzhen) Co., Ltd. (“IAS Shenzhen”). In 2010 we began to eliminate subsidiaries as we consolidated our business operations in the Company as we focus more strategically on commercial and utility construction projects.
     Previously, SPIC and YCS were engaged in the business of design, sales and installation of photovoltaic (“PV”) solar systems for commercial, industrial and residential markets. SPIC’s commercial construction operations were combined with ours on January 1, 2010. We discontinued the residential installation of YCS in October, 2010.
     Previously, YES was engaged in the administration of our domestic dealer network and was engaged in the sales and administration of franchise operations. In August 2009, due to general economic conditions, YES discontinued the sale of franchises and converted its franchisees to authorized Yes! branded product dealers. In August 2010, due to general economic conditions, YES stopped its solicitation of new authorized dealers, and subsequently terminated all existing dealer agreements. The Company determined that discontinued operations treatment was not required because revenue generated from residential installations was included in its photovoltaic installation, integration and sales segment and was not material to that segment or total revenue.
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
     Product warranties — The Company offers the industry standard of 25 years for our solar modules and industry standard five (5) years on inverter and balance of system components. Due to the warranty period, we bear the risk of extensive warranty claims long after we have shipped product and recognized revenue. In our cable, wire and mechanical assemblies business, historically our warranty claims have not been material. In our solar photovoltaic business, our greatest warranty exposure is in the form of product replacement. Until the third quarter of 2007, the Company purchased its solar panels from third-party suppliers and since the third-party warranties are consistent with industry standards we considered our financial exposure to warranty claims immaterial. Certain photovoltaic construction contracts entered into during the year ended December 31, 2007 included provisions under which the Company agreed to provide warranties to the buyer, and during the quarter ended September 30, 2007 and continuing through the fourth quarter of 2010, the Company installed its own manufactured solar panels. As a result, the Company recorded the provision for the estimated warranty exposure on these contracts within cost of sales. Since the Company does not have sufficient historical data to estimate its exposure, we have looked to our own historical data in combination with historical data reported by other solar system installers and manufacturers. The Company now only installs panels manufactured by unrelated third parties and its parent LDK Solar Co., Ltd. We provide their pass through warranty, and reserve for unreimbursed costs to replace these panels. The Company has recorded a warranty expense of $103,000 and $100,000 for the three months ended June 30, 2011 and 2010, respectively, has recorded a warranty expense of $109,000 and $177,000 for the six months ended June 30, 2011 and 2010, respectively.
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
     Allowance for doubtful accounts — The Company regularly monitors and assesses the risk of not collecting amounts owed to the Company by customers. This evaluation is based upon a variety of factors, including an analysis of amounts current and past due and relevant history and facts particular to the customer. It requires the Company to make significant estimates, and changes in facts and circumstances could result in material changes in the allowance for doubtful accounts. At June 30, 2011 and December 31, 2010, the Company recorded an allowance of $56,000 and $28,000, respectively.
     Income taxes — The Company accounts for income taxes under the asset and liability method. Under this method, deferred tax assets and liabilities are determined based on differences between financial reporting and tax reporting bases of assets and liabilities and are measured using enacted tax rates and laws that are expected to be in effect when the differences are expected to reverse. Realization of deferred tax assets is dependent upon future taxable income. A valuation allowance is recognized if it is more likely than not that some portion or all of a deferred tax asset will not be realized. Additionally, the Company has completed a Section 382 analysis of its ability to utilize its deferred tax assets as a result of change in control and has concluded that subject to annual limitations it will be able to use the previous net operating losses.
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
Results of Operations
Three and Six Months Ended June 30, 2011, as compared to Three and Six Months Ended June 30, 2010
Net Sales
     Net sales for the three months ended June 30, 2011 increased 36.2% to $14,940,000 from $10,950,000 for the three months ended June 30, 2010.
     Net sales for the three months ended June 30, 2011, in the photovoltaic installation, integration and product sales segment, increased 46.3% to $14,756,000 from $10,086,000 for the three months ended June 30, 2010. Included in photovoltaic installation, integration and product sales for the three months ended June 30, 2011 were related party sales to LDK Solar of $5,033,000. The increase in sales in the photovoltaic installation, integration and product sales segment was primarily due to larger system development projects in construction as the Company concentrates on development of utility scale and larger distributive generation projects. The Company expects installation and integration revenues will increase during subsequent quarters as new projects under development begin the installation phase.

     Net sales for the three months ended June 30, 2011, in the cable, wire and mechanical assemblies segment, decreased 78.7% to $184,000 from $864,000 for the three months ended June 30, 2010. The decrease is attributable to a decrease in sales to customers in general in this segment. This is the legacy segment of the Company’s business. The Company expects to continue to service the customers it has in this segment, but is not actively seeking new customers in the segment. Sales in this segment are expected to fluctuate from quarter to quarter during fiscal year 2011.
     Net sales for the six months ended June 30, 2011 increased 21.7% to $20,430,000 from $16,782,000 for the six months ended June 30, 2010.
     Net sales for the six months ended June 30, 2011, in the photovoltaic installation, integration and product sales segment, increased 36.1% to $19,624,000 from $14,413,000 for the six months ended June 30, 2010. Included in photovoltaic installation, integration and product sales for the six months ended June 30, 2011 were related party sales to LDK Solar of $5,033,000. The increase in sales in the photovoltaic installation, integration and product sales segment was primarily due to larger system development projects in construction as the Company concentrates on development of utility scale and larger distributive generation projects. The Company expects installation and integration revenues will increase during subsequent quarters as new projects under development begin the installation phase.
     Net sales for the six months ended June 30, 2011, in the cable, wire and mechanical assemblies segment, decreased 65.9% to $806,000 from $2,369,000 for the six months ended June 30, 2010. The decrease is attributable to a decrease in sales to customers in general in this segment. This is the legacy segment of the Company’s business. The Company expects to continue to service the customers it has in this segment, but is not actively seeking new customers in the segment. Sales in this segment are expected to fluctuate from quarter to quarter during fiscal year 2011.
Cost of Goods Sold
     Cost of goods sold was $13,662,000 (91.4% of net sales) and $9,838,000 (89.8% of net sales) for the three months ended June 30, 2011 and 2010, respectively.
     Cost of goods sold in the photovoltaic installation, integration and product sales segment was $13,394,000 (90.8% of sales) for the three months ended June 30, 2011 compared to $9,305,000 (92.3% of net sales) for the three months ended June 30, 2010. Included in photovoltaic installation, integration and product sales cost of goods sold for the three months ended June 30, 2011 were costs related to sales to related party LDK Solar of $4,317,000. The decrease in costs of goods sold as a percentage of sales over the comparative period is attributable to the higher margin projects in construction as the Company transitions to utility scale and larger distributive generation projects. It is expected that cost of goods sold will decrease as a percentage of sales in future quarters during fiscal 2011.
     Cost of goods sold in the cable, wire and mechanical assembly segment were $268,000 (145.6% of net sales) for the three months ended June 30, 2011 compared to $533,000 (61.7% of net sales) for the three months ended June 30, 2010. The increase is attributable to product mix during the quarter. The Company expects that costs will continue to vary with product mix in this segment.
     Cost of goods sold was $18,600,000 (91.0% of net sales) and $15,048,000 (89.7% of net sales) for the six months ended June 30, 2011 and 2010, respectively.
     Cost of goods sold in the photovoltaic installation, integration and product sales segment was $17,990,000 (91.7% of sales) for the six months ended June 30, 2011 compared to $13,555,000 (94.0% of net sales) for the six months ended June 30, 2010. Included in photovoltaic installation, integration and product sales costs of goods sold for the six months ended June 30, 2011 were costs related to related party sales to LDK Solar of $4,317,000. The decrease in costs of goods sold as a percentage of sales over the comparative period is attributable to the increase in construction on larger photovoltaic installations as the Company concentrates on utility scale and distributive generation projects and moves away from product sales. It is expected that cost of goods sold will decrease as a percentage of sales in future quarters during fiscal 2011.
     Cost of goods sold in the cable, wire and mechanical assembly segment were $610,000 (75.7% of net sales) for the six months ended June 30, 2011 compared to $1,493,000 (63.0% of net sales) for the six months ended June 30, 2010. The increase is attributable to product mix during the quarter. The Company expects that costs will continue to vary with product mix in this segment.
General and Administrative Expense
     General and administrative expense was $1,915,000 (12.8% of net sales) and $2,365,000 (21.6% of net sales) for the three months ended June 30, 2011 and 2010, respectively, a decrease of 19.0%. The decrease in costs for the three months ended June 30, 2011 over the comparative period is primarily due to decreases in employee-related costs and operating expenses primarily due to the change in our manufacturing operations to outsourcing from external sources and the discontinuance of our residential photovoltaic installation operations. Significant elements of general and administrative expense for the three months ended June 30, 2011 were employee related expenses of $763,000, professional and consulting fees of $495,000, rent, telephone and utilities of $94,000, travel and lodging of $53,000, depreciation expense of $66,000 and stock-based compensation expense of $82,000. Significant elements of general and administrative expense for the three months ended June 30, 2010 were employee related expenses of $902,000, professional and consulting fees of $409,000, rent, telephone and utilities of $99,000, travel and lodging of $39,000, depreciation expense of $93,000 and stock-based compensation expense of $50,000.The Company expects that due to its cost reduction efforts, general and administrative expense will remain at current levels in the future as a percentage of sales.
     General and administrative expense was $3,468,000 (16.8% of net sales) and $4,363,000 (26.0% of net sales) for the six months ended June 30, 2011 and 2010, respectively, a decrease of 20.5%. The decrease in costs for the six months ended June 30, 2011 over the comparative period is primarily due to decreases in employee-related costs and operating expenses primarily due to the change in our manufacturing operations to outsourcing from external sources and the discontinuance of our residential photovoltaic installation operations. Significant elements of general and administrative expense for the six months ended June 30, 2011 were employee related expenses of $1,422,000, professional and consulting fees of $948,000, rent, telephone and utilities of $187,000, travel and lodging of $84,000, depreciation expense of $127,000 and stock-based compensation expense of $118,000. Significant elements of general and administrative expense for the six months ended June 30, 2010 were employee related expenses of $1,782,000, professional and consulting fees of $930,000, rent, telephone and utilities of $229,000, travel and lodging of $86,000, depreciation expense of $198,000 and stock-based compensation expense of $100,000.The Company expects that due to its cost reduction efforts, general and administrative expense will remain at current quarter levels in the future as a percentage of sales.
Sales, Marketing and Customer Service Expense
     Sales, marketing and customer service expense was $916,000 (6.1% of net sales) and $965,000 (8.8% of net sales) for the six months ended June 30, 2011 and 2010, respectively, a decrease of 5.1%. The decrease in sales, marketing and customer service expense over the comparative period was primarily due to decreases in employee-related expenses, commission expense and consulting fees as a result of overall corporate reorganization and discontinuance of residential photovoltaic installations. Significant elements of sales, marketing and customer service expense for the three months ended June 30, 2011 were employee-related expense of $515,000, advertising expense of $28,000, stock-based compensation expense of $10,000, commission expense of $35,000, rent, telephone and utilities of $61,000, customer care costs of $26,000 and travel expenses of $70,000. Significant elements of sales, marketing and customer service expense for the three months ended June 30, 2010 were employee related expense of $457,000, advertising expense of $31,000, stock-based compensation expense of $25,000, commission expense of $182,000, rent, telephone and utilities of $64,000, consulting fees $40,000, customer care costs of $20,000 and travel expenses of $38,000. The Company expects that sales, marketing and customer service expense will remain at current quarter levels in future periods as a percentage of sales.
     Sales, marketing and customer service expense was $1,387,000 (6.8% of net sales) and $2,058,000 (12.3% of net sales) for the six months ended June 30, 2011 and 2010, respectively, a decrease of 32.6%. The decrease in sales, marketing and customer service expense over the comparative period was primarily due to decreases in employee-related expenses, commission expense and consulting fees as a result of overall corporate reorganization and discontinuance of residential photovoltaic installations. Significant elements of sales, marketing and customer service expense for the six months ended June 30, 2011 were employee-related expense of $731,000, advertising expense of $43,000, stock-based compensation expense of $25,000, commission expense of $100,000, rent, telephone and utilities of $100,000, customer care costs of $31,000 and travel expenses of $90,000. Significant elements of sales, marketing and customer service expense for the six months ended June 30, 2010 were employee related expense of $877,000, advertising expense of $92,000, stock-based compensation expense of $49,000, commission expense of $378,000, rent, telephone and utilities of $146,000, consulting fees $198,000, customer care costs of $51,000 and travel expenses of $73,000. The Company expects that sales, marketing and customer service expense will remain at current quarter levels in future periods as a percentage of sales.
Engineering, design and product management
     Engineering, design and product management expense was $209,000 (1.4% of net sales) and $379,000 (3.5% of net sales) for the three months ended June 30, 2011 and 2010, respectively. The decrease in engineering, design and product management costs primarily related to decreases in employee-related, product certification and professional fee costs. Significant elements of product development expense for the three months ended June 30, 2011 were employee-related expense of $133,000, product certification costs of $44,000 and professional fees of $30,000. Significant elements of product development expense for the three months ended June 30, 2010 were employee related expense of $182,000, product certification costs of $156,000 and stock-based compensation costs of $25,000. The Company expects that product development costs will continue at their current dollar value run rate in fiscal 2011.
     Engineering, design and product management expense was $341,000 (1.7% of net sales) and $583,000 (3.5% of net sales) for the six months ended June 30, 2011 and 2010, respectively. The decrease in engineering, design and product management costs primarily related to decreases in employee and professional fee costs. Significant elements of product development expense for the six months ended June 30, 2011 were employee-related expense of $271,000, product certification costs of $30,000 and professional fees of $30,000. Significant elements of product development expense for the six months ended June 30, 2010 were employee related expense of $362,000, product certification costs of $132,000 and stock-based compensation costs of $48,000. The Company expects that product development costs will continue at their current dollar value run rate in fiscal 2011.
Impairment charge
     During the quarter ended June 30, 2011, the Company recorded an impairment charge of $400,000 to reduce the carrying amount of its asset held for sale to the estimate of fair value less cost to sell. The fair value was estimated based on a discounted cash flow analysis using level 3 unobservable inputs. There was no impairment charges in the comparable period ended June 30, 2010.
Interest income / expense
     Interest expense, net, was $256,000 and $38,000 for the three months ended June 30, 2011 and 2010, respectively. Interest expense for the three months ended June 30, 2011, consisted of interest expense of $6,000 on the Company’s capital leases and loans payable, $101,000 to suppliers on accounts payable financing and $170,000 on the loan financing for the Company’s power generation facility recorded as an asset held for sale, offset by earnings on the Company’s bank deposits of $21,000. Interest expense for the three months ended June 30, 2010, consisted of interest expense of $11,000 on the Company’s capital leases and loans payable and $27,000 on the loan financing for the Company’s power generation facility recorded as an asset held for sale. The Company expects that this expense will vary during 2011 depending on the utilization of debt financing in its operations.
     Interest expense, net, was $385,000 and $43,000 for the six months ended June 30, 2011 and 2010, respectively. Interest expense for the six months ended June 30, 2011, consisted of interest expense of $7,000 on the Company’s capital leases and loans payable, $154,000 to suppliers on accounts payable financing and $247,000 on the loan financing for the Company’s power generation facility recorded as an asset held for sale, offset by earnings on the Company’s bank deposits of $23,000. Interest expense for the six months ended June 30, 2010, consisted of interest expense of $17,000 on the Company’s capital leases and loans payable and $26,000 on the loan financing for the Company’s power generation facility recorded as an asset held for sale. The Company expects that this expense will vary during 2011 depending on the utilization of debt financing in its operations.
Other income / expense, net
     Other expense (income), net was $(37,000) and $650,000 for the three months ended June 30, 2011 and 2010, respectively. Other income, net for the three months ended June 30, 2011 consisted of $60,000 of currency exchange gain, and $23,000 of other expense. Other expense, net of $650,000 for the three months ended June 30, 2010 was attributable to currency losses due to the decline in the value of the Euro. In 2009, the Company entered into fixed price sales agreements in the Euro currency which were delivered and collected during 2010 during which time the Euro declined in value resulting in the large currency loss in 2010. The Company expects that it will continue to be exposed to currency gains and losses in the future.
     Other expense (income), net was $(32,000) and $1,185,000 for the six months ended June 30, 2011 and 2010, respectively. Other income, net for the six months ended June 30, 2011 consisted of $62,000 of currency exchange gain, and $32,000 of other expense. Other expense, net of $1,185,000 for the six months ended June 30, 2010 was attributable to currency losses due to the decline in the value of the Euro. In 2009, the Company entered into fixed price sales agreements in the Euro currency which were delivered and collected during 2010 during which time the Euro declined in value resulting in the large currency loss in 2010. The Company expects that it will continue to be exposed to currency gains and losses in the future.
Income Tax Expense
     The Company provided income tax expense of $10,000 and $3,000 for the six months ended June 30, 2011 and 2010, respectively. The Company is currently in a net cumulative loss position and has significant new operating loss carry forwards, and has only provided for statutory minimum taxes.

Liquidity and Capital Resources
     A summary of the sources and uses of cash and cash equivalents is as follows:

	Six Months	Six Months
	Ended June	Ended June
(in thousands)	30, 2011	30, 2010

Net cash used in operating activities	$(16,900)	$(4,386)
Net cash used in investing activities	(41)	(25)
Net cash provided by financing activities	33,954	3,345
Effect of exchange rate changes on cash	25	6

Net increase (decrease) in cash and cash equivalents	$17,038	$(1,060)

     As of June 30, 2011 and December 31, 2010, we had $18,479,000 and $2,076,000 in cash and cash equivalents, respectively.
     Net cash used in operating activities of $16,900 for the six months ended June 30, 2011 included a net loss of $4,129,000, offset in part by non-cash items included in net loss, consisting of depreciation and amortization of $134,000, an impairment change of $400,000 to reduce the carrying value of our asset held for sale to its estimated fair value, stock-based compensation expense of $150,000 and bad debt expense of $168,000 primarily due to the uncertain collectability of a receivable from one customer. Also contributing to cash used in operating activities were an increase in our accounts receivable of $3,850,000 as a result of increased sales and extended terms given to one solar photovoltaic business customer, an increase in related party accounts receivable of $2,034,000 related to sales to our parent, LDK Solar Co., Ltd. (“LDK”), an increase in costs and estimated earnings in excess of billing on uncompleted contracts of $5,464,000 on large construction projects of which $5,033,000 is related to a project owned by LDK, an increase in inventories of $10,167,000 due to procurement of material not yet installed on construction projects, a decrease in prepaid expenses and other current assets of $3,000, a decrease in accounts payable of $2,130,000, an increase in related party accounts payable of $9,380,000 related to purchase of solar panels from LDK, an increase in billings in excess of costs and estimated earnings on uncompleted contracts of $1,474,000 and a decrease in accrued and other liabilities of $835,000.
     Net cash used in investing activities of $41,000 for the six months ended June 30, 2011 relates to acquisition of property, plant and equipment.
     Net cash provided by financing activities was $33,954,000 for the six months ended June 30, 2011 and resulted from net proceeds received from the issuance of common and preferred stock under a Stock Purchase Agreement dated January 5, 2011 to LDK of $32,719,000, and $639,000 reduction of restricted cash relating to the reserve account for the guaranty of financing for our customer Solar Tax Partners 1, LLC and the reduction of the reserve account for our subsidiary, Solar Tax Partners 2, LLC as a result of refinancing its note payable, net proceeds of $723,000 from refinancing the note payable of our subsidiary, Solar Tax Partners 2, LLC, offset by $127,000 of payments on loans payable and capital lease obligations.
Capital Resources and Material Known Facts on Liquidity
     In the short-term we do not expect any material change in the mix or relative cost of our capital resources. As of June 30, 2011, we had $18,479,000 in cash and cash equivalents, $705,000 of restricted cash held in our name in interest bearing accounts, accounts receivable of $11,704,000 and costs and estimated earnings in excess of billings on uncompleted contracts of $7,689,000. Our focus will be to continue development and manufacturing of our balance of system products and racking systems through contract manufacturing sources.
     On January 5, 2011, we entered into a Stock Purchase Agreement (“SPA”) with LDK in connection with the sale and issuance by the Company of convertible Series A Preferred Stock and Common Stock. At the first closing on January 10, 2011, we issued 42,835,947 shares of our common stock at $0.25 per share and received proceeds net of expenses of $10,493,000. At the second closing, on March 30, 2011, we issued 20,000,000 shares of our Series A Preferred Stock receiving proceeds of $22,228,000. On June 22, 2011, following approval of our shareholders, the Company increased its authorized shares to 250,000,000 and converted the 20,000,000 shares of Series A Preferred Stock to 88,910,400 shares of our Common Stock pursuant to the SPA.
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
Off-Balance Sheet Arrangements
None
Item 4.
Controls and Procedures
Evaluation of Disclosure Controls and Procedures
     Our management, with the participation and under the supervision of our principal executive officer and our principal financial officer, reviewed and evaluated the effectiveness of the design and operation of our disclosure controls and procedures, for the interim three and six month periods ended June 30, 2011 covered by this report, as required by Securities Exchange Act Rule 13a-15, and concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed in our reports filed with the Securities and Exchange Commission pursuant to the Securities Exchange Act of 1934 is accumulated and communicated to management timely, including our principal executive officer and principal financial officer. Based on this evaluation, our principal executive officer and principal financial officer have concluded that, as of the end of the interim period covered by this report, our disclosure controls and procedures are effective to ensure that we record, process, summarize, and report information required to be disclosed in the reports we filed under the Securities Exchange Act of 1934 within the time periods specified by the Securities and Exchange Commission’s rules and regulations.
Changes in Internal Control Over Financial Reporting
     During the fiscal quarter ended June 30, 2011, there have been no changes in our internal controls over financial reporting, or to our knowledge, in other factors, that have materially affected, or are reasonably likely to materially affect our internal controls over financial reporting. We continue to enhance our internal controls over financial reporting, primarily by evaluating and enhancing our process and control documentation and increasing our systems security, in connection with our ongoing efforts to meet the requirements of Section 404 of the Sarbanes-Oxley Act of 2002. We discuss with and disclose these matters to the Audit Committee of our Board of Directors and our Board of Directors.

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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
     -None-
Item 3. Defaults Upon Senior Securities
     -None-
Item 4.
     (Removed and Reserved)
Item 5. Other Information
     -None-

Item 6. Exhibits

3.1	Amended and Restated Articles of Incorporation(1)

3.2	Amendment of Amended and Restated Articles of Solar Power, Inc. (2)

3.3	Bylaws(3)

10.1	Term Loan Agreement with East West Bank, dated June 1, 2011 (4)

10.2	Standard Form Office Lease with Lum Yip Kee, Limited, doing business as Twin Trees Land Company (5)

31.1	Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Calculation Presentation Document

(1)	Incorporated by reference to Form 8-K filed with the SEC on February 20, 2007.

(2)	Incorporated by reference to Form 8-K filed with the SEC on June 23, 2011.

(3)	Incorporated by reference to Form 8-K filed with the SEC on February 20, 2007.

(4)	Incorporated by reference to Form 8-K filed with the SEC on June 6, 2011.

(5)	Incorporated by reference to Form 8-K filed with the SEC on June 7, 2011.

*	XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report on Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized.

SOLAR POWER, INC.
Date: August 15, 2011	/s/ Jeffrey G. Winzeler
Jeffrey G. Winzeler,
Chief Financial Officer (Principal Accounting Officer and Principal Financial Officer)