Form 10-Q
period 2011-09-30
Solar Power, Inc.
filed 2011-11-14
CIK 1210618

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒	Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2011

☐	Transition Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from            to

Commission File Number 000-50142

SOLAR POWER, INC.

(Exact name of registrant as specified in its charter)

California	20-4956638
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

2240 Douglas Boulevard, Suite 200

Roseville, CA 95661-3875

(Address of principal executive offices)

(916) 770-8100

(Issuer’s telephone number, including area code)

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    ☒  Yes    ☐  No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐		Accelerated filer	☐

Non-accelerated filer	☐	(Do not check if a smaller reporting company)	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 184,413,923 shares of $0.0001 par value common stock outstanding as of November 11, 2011.

PART I

FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

SOLAR POWER, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands except for share data)

(unaudited)

	As of September 30, 2011	As of December 31, 2010
ASSETS
Current assets:
Cash and cash equivalents	$5,845	$1,441
Accounts receivable, net of allowance for doubtful accounts of $15 and $28 at September 30, 2011 and December 31, 2010, respectively	10,146	5,988
Accounts receivable, related party	13,949	—
Note receivable	5,202	—
Costs and estimated earnings in excess of billings on uncompleted contracts	7,865	2,225
Costs and estimated earnings in excess of billings on uncompleted contracts—related party	450	—
Inventories, net	6,906	4,087
Asset held for sale	6,269	6,669
Prepaid expenses and other current assets	669	702
Restricted cash	250	285

Total current assets	57,551	21,397
Goodwill	435	435
Restricted cash	455	1,059
Property, plant and equipment, net	710	915

Total assets	$59,151	$23,806

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$9,488	$6,055
Accounts payable, related party	3,879	—
Accrued liabilities	2,085	4,298
Income taxes payable	11	2
Billings in excess of costs and estimated earnings on uncompleted contracts	1,359	1,767
Billings in excess of costs and estimated earnings on uncompleted contracts—related party	889	—
Loans payable and capital lease obligations	4,424	3,808

Total current liabilities	22,135	15,930
Loans payable and capital lease obligations, net of current portion	—	13
Other liabilities	1,443	—

Total liabilities	23,578	15,943

Commitments and contingencies

Stockholders’ equity:
Preferred stock, par $0.0001, 20,000,000 shares authorized, none issued and outstanding at September 30, 2011 and December 31, 2010, respectively	—	—
Common stock, par $0.0001, 250,000,000 shares authorized, 184,413,923 and 52,292,576 shares issued and outstanding at September 30, 2011 and December 31, 2010, respectively	18	5
Additional paid in capital	75,288	42,114
Accumulated other comprehensive loss	(330)	(240)
Accumulated deficit	(39,403)	(34,016)

Total stockholders’ equity	35,573	7,863

Total liabilities and stockholders’ equity	$59,151	$23,806

The accompanying notes are an integral part of these condensed financial statements.

SOLAR POWER, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands except for share data)

(unaudited)

	For Three Months Ended		For the Nine Months Ended
	September 30, 2011	September 30, 2010	September 30, 2011	September 30, 2010
Net sales
Net sales	$15,841	$4,025	$30,142	$20,807
Net sales, related party	6,284	—	12,413	—

Total net sales	22,125	4,025	42,555	20,807

Cost of goods sold
Cost of goods sold	14,391	3,470	27,578	18,518
Cost of goods sold, related party	6,353	—	11,766	—

Total cost of goods sold	20,744	3,470	39,344	18,518

Gross profit	1,381	555	3,211	2,289

Operating expenses:
General and administrative	1,607	1,636	5,075	5,999
Sales, marketing and customer service	856	1,035	2,243	3,093
Engineering, design and product management	154	220	495	803
Impairment charge	—	—	400	—

Total operating expenses	2,617	2,891	8,213	9,895

Operating loss	(1,236)	(2,336)	(5,002)	(7,606)

Other income (expense):
Interest expense	(70)	(289)	(478)	(332)
Interest income	48	2	71	2
Other, net	—	25	32	(1,160)

Total other expense	(22)	(262)	(375)	(1,490)

Loss before income taxes	(1,258)	(2,598)	(5,377)	(9,096)
Income tax expense	—	—	10	3

Net loss	$(1,258)	$(2,598)	$(5,387)	$(9,099)

Net loss per common share
Basic and diluted	$(0.01)	$(0.05)	$(0.04)	$(0.17)

Weighted average number of common shares used in computing per share amounts
Basic and diluted	184,322,619	52,292,576	126,699,592	52,292,576

The accompanying notes are an integral part of these condensed financial statements.

SOLAR POWER, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	For the Nine Months Ended
	September 30, 2011	September 30, 2010
Cash flows from operating activities:
Net loss	$(5,387)	$(9,099)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	192	424
Amortization	(11)	—
Impairment charge	400	—
Stock-based compensation expense	469	231
Bad debt expense	184	519
Loss on disposal of fixed assets	—	9
Changes in operating assets and liabilities:
Accounts receivable	(4,342)	14,546
Accounts receivable, related party	(13,949)	—
Note receivable	(5,202)	—
Costs and estimated earnings in excess of billing on uncompleted contracts	(5,641)	(193)
Costs and estimated earnings in excess of billing on uncompleted contracts, related party	(450)	—
Inventories	(2,819)	(1,292)
Asset held for sale	—	(1,115)
Prepaid expenses and other current assets	140	366
Accounts payable	3,433	(7,596)
Accounts payable, related party	3,879	—
Income taxes payable	9	(134)
Billings in excess of costs and estimated earnings on uncompleted contracts	(408)	4,383
Billings in excess of costs and estimated earnings on uncompleted contracts, related party	889	—
Accrued liabilities and other liabilities	(770)	(1,186)

Net cash used in operating activities	(29,384)	(137)
Cash flows from investing activities:
Acquisitions of property, plant and equipment	(83)	(24)

Net cash used in investing activities	(83)	(24)
Cash flows from financing activities:
Proceeds from issuance of common stock, net	32,719	—
Decrease (increase) in restricted cash	639	(1,061)
Net proceeds from loans payable	4,500	3,798
Loan fees	(107)	—
Principal payments on loans payable and capital lease obligations	(3,897)	(297)

Net cash provided by financing activities	33,854	2,440

Effect of exchange rate changes on cash	17	(16)

Increase in cash and cash equivalents	4,404	2,263
Cash and cash equivalents at beginning of period	1,441	3,136
Cash and cash equivalents at end of period	$5,845	$5,399

Supplemental disclosure of cash flow information:
Cash paid for interest	$469	$307

Cash paid for Hong Kong profits tax	$10	$126

Supplemental disclosure of non-cash investing and financing activities:
Equipment acquired through notes payable and capital leases	$—	$14

Insurance premium financing	$249	$186

Amounts reclassified from costs and estimated earnings in excess of billing on uncompleted contracts to asset held for sale	$—	$5,557

The accompanying notes are an integral part of these condensed financial statements.

SOLAR POWER, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

1. Description of Business and Basis of Presentation

Description of Business

Solar Power, Inc., and its subsidiaries, (collectively the “Company”) is engaged in development, sales, installation and integration of photovoltaic systems and sells its contract manufactured racking and cable, wire and mechanical assemblies.

Basis of Presentation

The accompanying condensed consolidated financial statements are unaudited and have been prepared in accordance with generally accepted accounting principles for interim financial information. They should be read in conjunction with the financial statements and related notes to the financial statements of the Company for the years ended December 31, 2010 and 2009 appearing in the Company’s Form 10-K filed with the Securities and Exchange Commission (“SEC”) on March 14, 2011. The September 30, 2011 and 2010 unaudited interim condensed consolidated financial statements on Form 10-Q have been prepared pursuant to the rules and regulations of the SEC for smaller reporting companies. Certain information and note disclosures normally included in the annual financial statements on Form 10-K have been condensed or omitted pursuant to those rules and regulations, although the Company’s management believes the disclosures made are adequate to make the information presented not misleading. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of the results of operation for the interim periods presented have been reflected herein. The results of operations for the interim periods are not necessarily indicative of the results to be expected for the entire year.

The condensed consolidated financial statements include the accounts of Solar Power, Inc. and its subsidiaries. Intercompany balances, transactions and cash flows are eliminated on consolidation.

2. Summary of Significant Accounting Policies

Cash and cash equivalents — Cash and cash equivalents include cash on hand, cash accounts and interest bearing savings accounts. At times, cash balances may be in excess of the various deposit insurance limits of the country in which such balances are held. Limits in the jurisdictions in which we maintain cash deposits are as follows: U.S. FDIC limits are $250,000 per depositor for interest bearing accounts and unlimited for non-interest bearing accounts, Hong Kong limits are HK$100,000 (US$12,800) per account and in the People’s Republic of China coverage is not afforded on any cash deposit. The Company has not experienced any losses with respect to bank balances in excess of government provided insurance. At September 30, 2011 and December 31, 2010, the Company held $3,704,000 and $2,255,000 in cash and cash equivalents and restricted cash in excess of the insurance limits.

Inventories — Inventories are stated at the lower of cost or market, determined by the first in first out cost method. Work-in-progress and finished goods inventories consist of raw materials, direct labor and overhead associated with the manufacturing process. Provisions are made for obsolete or slow-moving inventory based on the difference between the cost of inventories and the net realizable value based upon estimates about future demand from customers and specific customer requirements on certain projects.

Anti-dilutive Shares — Basic earnings per share are computed by dividing income attributable to common shareholders by the weighted-average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution of securities by adding other common stock equivalents, including common stock options, warrants, and restricted common stock, in the weighted average number of common shares outstanding for a period, if dilutive. Potentially dilutive securities are excluded from the computation if their effect is anti-dilutive. For the three and nine months ended September 30, 2011 and 2010, potentially dilutive securities excluded from the computation of diluted earnings per share were 8,003,977 and 4,865,702 respectively.

Plant, Property, plant and equipment — Property, plant and equipment is stated at cost including the cost of improvements. Maintenance and repairs are charged to expense as incurred. Depreciation and amortization are provided on the straight line method based on the estimated useful lives of the assets as follows:

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

The asset, “Costs and estimated earnings in excess of billings on uncompleted contracts,” represents revenues recognized in excess of amounts billed. The liability, “Billings in excess of costs and estimated earnings on uncompleted contracts,” represents billings in excess of revenues recognized.

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

Notes receivable — The Company agreed to advance to one customer its predevelopment and site acquisition costs related to EPC contracts between the customer and the Company. The portion of the advance that related to site acquisition is recorded on our balance sheet as a note receivable. The advance will be repaid at the completion of the EPC contract and bears interest at the rate of 5% per year, payable at the time the principle is repaid. At September 30, 2011, the Company had a note receivable of $5,202,000 recorded on its balance sheet.

Allowance for doubtful accounts — The Company regularly monitors and assesses the risk of not collecting amounts owed to the Company by customers. This evaluation is based upon a variety of factors, including an analysis of amounts current and past due and relevant history and facts particular to the customer. It requires the Company to make significant estimates, and changes in facts and circumstances could result in material changes in the allowance for doubtful accounts. At September 30, 2011 and December 31, 2010, the Company recorded an allowance of $15,000 and $28,000, respectively.

Stock-based compensation — The Company measures the stock-based compensation costs of share-based compensation arrangements based on the grant-date fair value of awards and recognizes the costs in the financial statements over the employee requisite service period.

Shipping and handling costs — Shipping and handling costs related to the delivery of finished goods are included in cost of goods sold. During the three months ended September 30, 2011 and 2010, shipping and handling costs expensed to cost of goods sold were $118,000 and $141,000, respectively. During the nine months ended September 30, 2011 and 2010, shipping and handling costs expensed to cost of goods sold were $672,000 and $550,000, respectively.

Advertising costs — Costs for newspaper, television, radio, and other media and design are expensed as incurred. The Company expenses the production costs of advertising the first time the advertising takes place. The costs for this type of advertising were $82,000 and $21,000 during the three months ended September 30, 2011 and 2010, respectively and $125,000 and $113,000 during the nine months ended September 30, 2011 and 2010, respectively.

Product warranties — The Company offers the industry standard of 25 years for our solar modules and industry standard five (5) years on inverter and balance of system components. Due to the warranty period, we bear the risk of extensive warranty claims long after we have shipped product and recognized revenue. In our cable, wire and mechanical assemblies business, historically our warranty claims have not been material. In our solar photovoltaic business, our greatest warranty exposure is in the form of product replacement. Until the third quarter of 2007, the Company purchased its solar panels from third-party suppliers and since the third-party warranties are consistent with industry standards we considered our financial exposure to warranty claims immaterial. Certain photovoltaic construction contracts entered into during the year ended December 31, 2007 included provisions under which the Company agreed to provide warranties to the buyer, and during the quarter ended September 30, 2007 and continuing through the fourth quarter of 2010, the Company installed its own manufactured solar panels. As a result, the Company recorded the provision for the estimated warranty exposure on these contracts within cost of sales. Since the Company does not have sufficient historical data to estimate its exposure, we have looked to our own historical data in combination with historical data reported by other solar system installers and manufacturers. The Company now only installs panels manufactured by unrelated third parties and its parent LDK Solar Co., Ltd. We provide their pass through warranty, and reserve for unreimbursed costs, such as labor, material and transportation costs to replace panels and balance of system components provided by third-party manufacturers. The Company recorded warranty expense of $64,000 and $24,000 for the three months ended September 30, 2011 and 2010, respectively, and recorded warranty expense of $173,000 and $201,000 for the nine months ended September 30, 2011 and 2010, respectively.

On December 18, 2009, the Company entered into a 10-year energy output guaranty related to the photovoltaic system installed for Solar Tax Partners 1, LLC (“STP”) at the Aerojet facility in Rancho Cordova, California. The guaranty provides for compensation to STP’s system lessee for shortfalls in production related to the design and operation of the system, but excluding shortfalls outside the Company’s control such as government regulation. The Company believes the probability of shortfalls is unlikely and if they should occur are covered under the provisions of its current panel and equipment warranty provisions.

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

Aggregate net foreign currency transaction gains (losses) included in the statements of operations were ($25,000) for the three months ended September 30, 2011 and ($122,000) for the three months ended September 30, 2010, and $87,000 for the nine months ended September 30, 2011 and ($1,073,000) for the nine months ended September 30, 2010, primarily due to the fluctuations of the value of China’s Renminbi to the U.S. Dollar in 2011 and the Euro to the U.S. Dollar during the comparative periods in 2010.

Comprehensive income (loss) — Comprehensive income, as defined, includes all changes in equity during the period from non-owner sources. Examples of items to be included in comprehensive income, which are excluded from net income, include foreign currency translation adjustments. For the three months ended September 30, 2011, comprehensive loss was $1,311,000 composed of a net loss of $1,258,000 and a foreign currency translation loss of $53,000. For the three months ended September 30, 2010, comprehensive loss was $2,606,000, composed of a net loss of $2,598,000 and a foreign currency translation loss of $8,000. For the nine months ended September 30, 2011, comprehensive loss was $5,477,000 composed of a net loss of $5,387,000 and a foreign currency translation loss of $90,000. For the nine months ended September 30, 2010, comprehensive loss was $9,107,000, composed of a net loss of $9,099,000 and a foreign currency translation gain of $8,000.

Post-retirement and post-employment benefits — The Company’s subsidiaries which are located in the People’s Republic of China contribute to a state pension scheme on behalf of their employees. The Company recorded $18,000 and $32,000 for expense related to its pension contribution for the three months ended September 30, 2011 and 2010, respectively. The Company recorded $48,000 and $87,000 for expense related to its pension contribution for the nine months ended September 30, 2011 and 2010, respectively.

Use of estimates — The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Key estimates used in the preparation of our financial statements include: contract percentage of completion and cost estimates, allowance for doubtful accounts, stock-based compensation, warranty reserve, deferred taxes, valuation of inventory, valuation of assets held for sale and valuation of goodwill. Actual results could differ from these estimates.

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

In July 2010, the FASB issued ASU 2010-20, “Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses”. ASU 2010-20 applies to all entities with financing receivables, excluding short-term trade accounts receivable or receivables measured at fair value or lower of cost or fair value. ASU 2010-20 is effective for interim and annual reporting periods ending after December 15, 2010. The adoption of ASU 2010-20 did not have an impact on results of operations, cash flows or financial position.

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

In June 2011, the FASB issued ASU No. 2011-05, Presentation of Comprehensive Income. ASU 2011-05 increases the prominence of other comprehensive income in financial statements. Under this ASU, an entity will have the option to present the components of net income and comprehensive income in either one or two consecutive financial statements. The ASU eliminates the option in U.S. GAAP to present other comprehensive income in the statement of changes in equity. ASU 2011-05 is effective on a retrospective basis for fiscal years, and interim periods within those years, beginning after December 15, 2011. The Company expects that the adoption of ASU 2011-05 will not have an impact on results of operations, cash flows or financial position.

On September 15, 2011, the FASB issued ASU No. 2011-08, which permits an entity to make a qualitative assessment of whether it is more likely than not that a reporting unit’s fair value is less than its carrying amount before applying the two-step goodwill impairment test. If an entity can support the conclusion that it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, it would not need to perform the two-step impairment test for that reporting unit. Goodwill must be tested for impairment at least annually, and prior to the ASU, a two-step test was required to assess goodwill for impairment. In Step 1, the fair value of a reporting unit is compared to the reporting unit’s carrying amount. If the fair value is less than the carrying amount, Step 2 is used to measure the amount of goodwill impairment, if any. The Company expects that the adoption of ASU 2011-05 will not have a material impact on results of operations, cash flows or financial position.

4. Restricted Cash

At September 30, 2011, the Company had restricted bank deposits of $705,000. The restricted bank deposits consist of $400,000 as a reserve pursuant to our guarantees of our customer Solar Tax Partners 1, LLC with the bank providing the debt financing on their solar generating facility, $250,000 as a reserve pursuant to our loan agreement with the bank providing the debt financing for the solar generating facility owned by our subsidiary, Solar Tax Partners 2, LLC, $20,000 securing our corporate credit card and $35,000 as retention by our bank for our merchant credit card services.

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

5. Inventories

Inventories consisted of the following (in thousands):

	September 30, 2011	December 31, 2010
Raw material	$1,204	$2,008
Work in process	3	—
Finished goods	5,699	2,079

	$6,906	$4,087

6. Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consisted of the following (in thousands):

	September 30, 2011	December 31, 2010
Rental, equipment and utility deposits	$214	$177
Supplier deposits	19	24
VAT—recoverable	45	—
Insurance	126	94
Advertising	53	105
Taxes	—	141
Loan fees	128	96
Commissions	26	—
Other	58	65

	$669	$702

7. Property, Plant and Equipment

Property, plant and equipment consisted of the following (in thousands):

	September 30, 2011	December 31, 2010
Plant and machinery	$740	$686
Furniture, fixtures and equipment	369	351
Computers and software	1,490	1,437
Trucks	118	118
Leasehold improvements	411	402

Total cost	3,128	2,994
Less: accumulated depreciation	(2,418)	(2,079)

	$710	$915

Depreciation expense for the three months ended September 30, 2011 and 2010 was $65,000 and $110,000, respectively. Depreciation for the nine months ended September 30, 2011 and 2010 was $192,000 and $424,000, respectively.

8. Accrued Liabilities and Other Liabilities

Accrued liabilities consisted of the following (in thousands):

	September 30, 2011	December 31, 2010
Accrued payroll and related costs	$391	$462
Sales tax payable	429	965
Warranty reserve—current portion	200	1,542
Customer deposits	425	368
Deposits—other	409	—
Accrued financing costs	—	578
Accrued guaranty reserve	117	127
Accrued interest	22	—
Other	92	256

	$2,085	$4,298

Other liabilities consisted of the following (in thousands):

	September 30, 2011	December 31, 2010
Warranty reserve – non-current portion	$1,443	$—

9. Stockholders’ Equity

Pursuant to a Stock Purchase Agreement (“SPA”) dated January 5, 2011, on January 10, 2011, the Company and LDK Solar Co., Ltd. (“LDK”) consummated the transactions contemplated by the First Closing of the SPA whereby the Company issued 42,835,947 shares of Common Stock for an aggregate purchase price of $10,709,000. Proceeds recorded in stockholders’ equity are net of issuance costs of $218,000. Such shares represented 44.9% of the Company’s outstanding Common Stock.

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

On July 22, 2011, the Company issued 400,000 shares of restricted common stock pursuant to the Company’s 2006 Equity Incentive Plan as compensation to its non-employee directors. The shares were fair-valued at $0.48, the closing price of the Company’s common stock on July 22, 2011, the date of the grant. The 400,00 shares vested on the date of grant.

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

The Company did not have any unrecognized tax benefits or liabilities as of September 30, 2011 and December 31, 2010. The Company does not anticipate that its unrecognized tax benefits or liability position will change significantly over the next twelve months.

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

The following table summarizes the consolidated stock-based compensation expense, by type of awards for the three and nine months ended September 30, 2011 and 2010 (in thousands):

	For Three Months Ended		For Nine Months Ended
	September 30, 2011	September 30, 2010	September 30, 2011	September 30, 2010
Employee stock options	$127	$26	$269	$207
Stock grants	192	8	200	24

Total stock-based compensation expense	$319	$34	$469	$231

The following table summarizes the consolidated stock-based compensation by line item for the three and nine months ended September 30, 2011 and 2010 (in thousands):

	For Three Months Ended		For Nine Months Ended
	September 30, 2011	September 30, 2010	September 30, 2011	September 30, 2010
General and administrative	$296	$10	$414	$109
Sales, marketing and customer service	20	17	45	67
Engineering, design and product management	3	7	10	55

Total stock-based compensation	$319	$34	$469	$231

Stock-based compensation expense recognized in the consolidated statements of operations is based on awards ultimately expected to vest. Forfeitures are estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. The Company estimated its average pre-vesting forfeiture rate at 18.3% and 22.5% for the nine months ended September 30, 2011 and 2010, respectively.

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

During the three months ended September 30, 2011, the Company granted 190,000 service-based options fair-valued between $0.36 and $0.38 per option using the Black-Scholes-Merton model and issued 400,000 shares of restricted common stock fair-valued at $0.48, the closing price of the Company’s common stock on the date of grant. Vesting for 150,000 options will occur over four years beginning on the first anniversary of the grant, 40,000 options and 400,000 shares of restricted stock vested upon grant. During the nine months ended September 30, 2011, the Company granted 3,890,000 service-based options fair-valued between $0.36 and $0.47 per option using the Black-Scholes-Merton model and 400,000 shares of restricted common stock fair-valued at $0.48, the closing price of the Company’s common stock on the date of grant. The vesting for 3,850,000 options will occur over a four-year period beginning one year from the date of grant and the remaining 40,000 options and the 400,000 shares of restricted common stock vested upon grant. During the three months ended September 30, 2010, no options or restricted stock were granted. During the nine months ended September 30, 2010, the Company granted 805,000 service-based options fair-valued between $0.24 and $0.52 per option using the Black-Scholes-Merton model. There were no restricted stock grants during the nine months ended September 30, 2010. The vesting for 705,000 of the options will occur over a four-year period beginning one year from the date of grant and the vesting period for 100,000 of the options will occur over a one-year period beginning on the date of grant.

Assumptions used in the determination of the fair value of share-based payment awards using the Black-Scholes-Merton model for stock option grants during the three and nine months ended September 30, 2011 and 2010 were as follows:

	2011 Service-based	2010 Service-based
Expected term	3.0 - 3.75	3.0 - 3.75
Risk-free interest rate	0.94% - 1.53	1.72%
Volatility	132% - 201%	88%
Dividend yield	0%	0%

Equity Incentive Plan

At September 30, 2011 there were 16,855,220 total shares available under the plan (9% of the outstanding shares of 184,413,923 plus outstanding warrants of 2,866,302). There were 6,326,043 options and restricted shares issued and outstanding under the plan; 164,195 options have been exercised; and 10,364,982 shares are available to be granted under the plan.

The following table summarizes the Company’s stock option activities for the three and nine month periods ended September 30, 2011 and 2010:

	2011				2010
	Shares	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value ($000)	Shares	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value ($000)
Outstanding January 1	2,505,175	$0.92	2.99	$—	2,694,400	$1.20	2.80	$80,832
Granted	—	—	—	—	805,000	1.24	4.76	—
Exercised	—	—	—	—	—	—	—	—
Forfeited	(25,000)	0.55	—	—	(202,500)	1.00	—	—

Outstanding March 31	2,480,175	0.91	2.75	—	3,296,900	1.22	3.18	197,814
Granted	3,700,000	0.49	3.75	—	—	—	—	—
Exercised	—	—	—	—	—	—	—	—
Forfeited	(650,000)		—	—	(10,000)	1.00	—	—

Outstanding June 30	5,530,175	0.68	3.84	—	3,286,900	1.22	2.93	—
Granted	190,000	0.48	3.75	—	—	—	—	—
Exercised	—	—	—	—	—	—	—	—
Forfeited	(320,000)	0.42	—	—	(587,500)	1.31	—	$—

Outstanding September 30	5,400,175	$0.71	3.63	$—	2,699,400	$1.20	2.48	$—

Exercisable September 30	1,214,925	$1.08	1.34	$—	1,757,525	$1.26	2.48	$—

The weighted-average grant-date fair value of the options granted during the three months ended September 30, 2011 was $0.37. The weighted-average grant-date fair value of the options granted during the nine months ended September 30, 2011 was $0.42. The weighted-average grant-date fair value of options granted during the three and nine months ended September 30, 2010 was $0.48.

The following table summarizes the Company’s restricted stock activities for the three and nine month periods ended September 30, 2011 and 2010:

	2011	2010
	Shares
Outstanding as of January 1	550,868	550,868
Granted	—	—
Exercised	—	—
Forfeited	(25,000)	—

Outstanding March 31	525,868	550,868
Granted	—	—
Exercised	—	—
Forfeited	—	—

Outstanding June 30	525,868	550,868
Granted	400,000	—
Exercised	—	—
Forfeited	—	—

Outstanding September 30	925,868	550,868

Vested as of September 30	925,868	500,868

Changes in the Company’s non-vested stock awards are summarized as follows:

	Service-based Options		Performance-based Options		Restricted Stock
	Shares	Weighted- Average Grant Date Fair Value Per Share	Shares	Weighted- Average Grant Date Fair Value Per Share	Shares	Weighted- Average Grant Date Fair Value Per Share
Non-vested as of January 1, 2011	1,334,125	$0.78	—	$—	25,000	$1.34
Granted	—	—	—	—	—	—
Vested	(140,375)	0.29	—	—	—	—
Forfeited	(25,000)	0.59	—	—	(25,000)	1.34

Non-vested as of March 31, 2011	1,168,750	0.74	—	—	—	—
Granted	3,700,000	0.46	—	—	—	—
Vested	(69,750)	0.68	—	—	—	—
Forfeited	(650,000)	0.39	—	—	—	—

Non-vested as of June 30, 2011	4,149,000	0.54	—	—	—	—
Granted	190,000	0.42	—	—	400,000	0.48
Vested	(77,500)	0.49	—	—	(400,000)	(0.48)
Forfeited	(76,250)	0.42	—	—	—	—

Non-vested as of September 30, 2011	4,185,250	$0.53	—	$—	—	$—

As of September 30, 2011, there was $1,346,000, $0 and $0 of unrecognized compensation cost related to non-vested service-based options, performance-based options and restricted stock grants, respectively. The cost is expected to be recognized over a weighted-average of 3.63 years for service-based options. Performance-based options are fully vested. During the nine months ended September 30, 2011 there were no changes to the contractual life of any fully vested options.

12. Asset Held for Sale

During the year ended December 31, 2010 the Company recorded an asset held for sale of $10,016,000. The Company used the guidance under FASB ACS 360-10-45-9 to evaluate the classification. The asset held for sale resulted from the Company taking possession of a solar facility for which the customer was unable to complete payment. During 2010, the asset held for sale was reduced by $3,347,000 to $6,669,000 by funds received from the United States Treasury under Section 1603, Payment for Specified Energy Property in Lieu of Tax Credits. Although this asset has been held for sale for the past fifteen months, during the period of the closing of the stock purchase by LDK it was not actively marketed to third parties at LDK’s request and the Company could not accept offers to sell the facility under the provisions of the LDK stock purchase agreement. The Company continues to actively market the asset to third parties and expects that this asset will be sold within the next twelve months. Accordingly, the asset held for sale is recorded as a current asset in the consolidated balance sheets as of September 30, 2011 and December 31, 2010. During the quarter ended June 30, 2011, the Company recorded an impairment charge of $400,000 to reduce the carrying amount to the estimate of fair value less cost to sell. The fair value was estimated based on a discounted cash flow analysis using level 3 unobservable inputs. There was no additional impairment recorded during the three months ended September 30, 2011. At September 30, 2011, the asset held for sale was recorded at $6,269,000 on the Company’s balance sheet.

13. Loan Payable

On June 1, 2010, the Company and Five Star Bank (“Five Star”) entered into a Loan Agreement (the “Original Loan Agreement”). Under the Original Loan Agreement, Five Star agreed to advance a loan in an amount equal to $3,899,000 at an interest rate equal to 8.00% per annum. The Original Loan Agreement was evidenced by a Promissory Note, which was payable in 120 equal monthly payments of $48,000, commencing on July 15, 2010 through the maturity date of the loan, which was June 15, 2020.

On June 1, 2011, the Company refinanced the above Original Loan Agreement by entering into a Term Loan Agreement (the “Loan Agreement”) with East West Bank (“East West”). Under the Loan Agreement, East West agreed to advance a loan in an amount equal to $4,500,000 at a variable interest rate based on the Prime Rate plus 1.25% as provided in the Loan Agreement, not to be less than 6.00% per annum. The Loan Agreement is evidenced by a Promissory Note which is payable in 108 monthly payments, and has a maturity date of May 1, 2020. In connection with the refinance, the Company wrote off the remaining loan fees related to the Original Loan Agreement of $92,000.

The Loan Agreement contains customary representations, warranties and financial covenants. In the event of default as described in the Loan Agreement, the accrued and unpaid interest and principal immediately becomes due and payable and the interest rate increases to 11.00% per annum. Borrowings under the Loan Agreement are secured by (i) a blanket security interest in all of the assets of our wholly owned subsidiary, Solar Tax Partners 2, LLC, and (ii) a first priority lien on the easement interest, improvements, fixtures, and other real and personal property related thereto located on the property described in the Loan Agreement.

The loan payable of $4,405,000 is recorded as a current liability at September 30, 2011 on the condensed consolidated balance sheet since if the facility is sold the loan could contractually be required to be paid, and the facility is expected to be sold within twelve months.

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

Operating leases — The Company leases premises under various operating leases. Rental expense under operating leases included in the consolidated statements of operations was $207,000 and $172,000 for the three months ended September 30, 2011 and 2010, respectively, and $480,000 and $537,000 for the nine months ended September 30, 2011 and 2010, respectively.

In June, 2011, the Company entered into an office lease agreement for approximately 11,275 rentable square feet of office space in Roseville, California. The Company uses the office space for its corporate headquarters. The initial term of the lease is for a term of six (6) years which began on August 1, 2011. No rent will be due during the first twelve (12) months of the lease. Following the first twelve (12) months, the monthly rent shall be $19,731 or $1.75 per square foot with rent increasing $0.05 per square foot each year thereafter for the duration of the lease. In addition, the Company has the option to extend the lease for an additional five-year term, with rent to be determined according to the then-prevailing market rates. The Company is obligated under this operating lease for minimum rentals as follows (in thousands):

Years ending December 31,	Amount
2011	$—
2012	99
2013	240
2014	247
2015	254
Thereafter	417

Total minimum payments	$1,257

Guarantees — On December 22, 2009, in connection with an equity funding of our customer, Solar Tax Partners 1, LLC (“STP”), of the Aerojet I project, the Company along with STP’s other investors entered into a Guaranty (“Guaranty”) to provide the equity investor, Greystone Renewable Energy Equity Fund (“Greystone”), with certain guarantees, in part, to secure investment funds necessary to facilitate STP’s payment to the Company under the Engineering, Procurement and Construction Agreement (“EPC”). Specific guarantees made by the Company include the following in the event of the other investors’ failure to perform under the operating agreement:

•

Operating Deficit Loans — The Company would be required to loan Master Tenant 2008-c, LLC (“Master Tenant”) or STP monies necessary to fund operations to the extent costs could not be covered by Master Tenant’s or STP1’s cash inflows. The loan would be subordinated to other liabilities of the entity and earn no interest; and

•

Exercise of Put Options — At the option of Greystone, the Company may be required to fund the purchase by the managing member of Greystone’s interest in Master Tenant under an option exercisable for nine months following a 63-month period commencing with operations of STP’s solar facility. The purchase price would be equal to the greater of the fair value of Greystone’s equity interest in Master Tenant or $952,000.

The Company has recorded on its consolidated balance sheet, the fair value of the guarantees, at their estimated fair value of $142,000. This amount, less related amortization, is included in accrued liabilities.

15. Operating Risk

Concentrations of Credit Risk and Major Customers — A substantial percentage of the Company’s net revenue comes from sales made to a small number of customers and typically are made on an open account basis. Details of customers accounting for 10% or more of total net sales for the nine months ended September 30, 2011 and 2010, respectively are as follows (in thousands):

	Nine Months Ended
Customer	September 30, 2011	September 30, 2010
380 Middlesex Solar, LLC	$16,388	$—
North Palm Springs Investment, LLC*	10,984	—
Baldwin Park Unified School District	5,695	—
Bayer & Raach GmbH	—	2,899

Details of customers representing 10% or more of accounts receivable balances and costs and estimated earnings in excess of billings on uncompleted contracts at September 30, 2011 and December 31, 2010, respectively are (in thousands):

Customer	September 30, 2011	December 31, 2010
North Palm Springs Investment, LLC*	$10,984	$—
380 Middlesex Solar, LLC	4,404	—
Temescal Canyon RV, LLC	—	1,897

*	North Palm Springs Investment, LLC is a wholly owned subsidiary of LDK Solar USA, Inc.

Product Warranties — The Company offers the industry standard of 25 years for our solar modules and industry standard five (5) years on inverter and balance of system components. Due to the warranty period, we bear the risk of extensive warranty claims long after we have shipped product and recognized revenue. In our cable, wire and mechanical assemblies business, historically our warranty claims have not been material. In our solar photovoltaic business, our greatest warranty exposure is in the form of product replacement. Until the third quarter of 2007, the Company purchased its solar panels from third-party suppliers and since the third-party warranties are consistent with industry standards we considered our financial exposure to warranty claims immaterial. Certain photovoltaic construction contracts entered into during the year ended December 31, 2007 included provisions under which the Company agreed to provide warranties to the buyer, and during the quarter ended September 30, 2007 and continuing through the fourth quarter of 2010, the Company installed its own manufactured solar panels. As a result, the Company recorded the provision for the estimated warranty exposure on these contracts within cost of sales. Since the Company does not have sufficient historical data to estimate its exposure, we have looked to our own historical data in combination with historical data reported by other solar system installers and manufacturers. The Company now only installs panels manufactured by unrelated third parties and its parent LDK Solar Co., Ltd. We provide their pass through warranties and reserve for unreimbursed costs, including but not limited to labor, material and transportation costs to replace panels, balance of system products and equipment. The Company has recorded a warranty expense of $64,000 and $24,000 for the three months ended September 30, 2011 and 2010, respectively, and has recorded a warranty expense of $173,000 and $201,000 for the nine months ended September 30, 2011 and 2010, respectively.

The accrual for warranty claims consisted of the following at September 30, 2011 and 2010 (in thousands):

	2011	2010
Beginning balance, January 1,	$1,542	$1,246
Provision charged to warranty expense	173	201
Less: warranty claims	(72)	—

Ending balance, September 30	$1,643	$1,447

Current portion of warranty liability	$200	$1,447
Non-current portion of warranty liability	$1,443	$—

16. Fair Value of Financial Instruments

The fair value of a financial instrument is the amount at which the instrument could be exchanged in an orderly transaction between market participants to sell the asset or transfer the liability. In accordance with FASB ASC 820 (SAS No. 157 Fair Value Measurements), the Company uses fair value measurements based on quoted prices in active markets for identical assets or liabilities (Level 1), significant other observable inputs (Level 2), or unobservable inputs for assets or liabilities (Level 3), depending on the nature of the item being valued.

The carrying amounts of cash and cash equivalents and accounts receivable, note receivable, prepaid expenses, costs and estimated earnings in excess of billings, accounts payable, billings in excess of costs and estimated earnings on uncompleted contracts, and accrued liabilities approximate their fair values at each balance sheet date due to the short-term maturity of these financial instruments. The fair value of the Company’s borrowings is based upon current interest rates for debt instruments with comparable maturities and characteristics and approximates carrying values.

The Company used multiple techniques to measure the fair value of the guarantees using Level 3 inputs; the results of each technique have been reasonably weighted based upon management’s judgment to determine the fair value of the guarantees at the measurement date. As a result of applying reasonable weights to each technique, the Company believes a reasonable estimate of fair value for the guarantees was $142,000 at December 31, 2009. At September 30, 2011 the value of the guarantees on our consolidated balance sheet, net of amortization, was $117,000.

17. Segment and Geographical Information

The Company’s two primary business segments are: (1) photovoltaic installation, integration, and sales and (2) cable, wire and mechanical assemblies.

The accounting policies of the segments are the same as those described in the summary of significant accounting policies.

Contributions of the major activities, profitability information and asset information of the Company’s reportable segments for the three and nine months ended September 30, 2011 and 2010 are as follows:

	For the Three Months Ended September 30, 2011		For the Three Months Ended September 30, 2010
Segment (in thousands)	Net sales	Income (loss) before taxes	Net sales	Income (loss) before taxes
Photovoltaic installation, integration and sales	$21,822	$(1,286)	$3,614	$(2,696)
Cable, wire and mechanical assemblies	303	28	411	98

Consolidated totals	$22,125	$(1,258)	$4,025	$(2,598)

	For the Nine Months Ended September 30, 2011		For the Nine Months Ended September 30, 2010
Segment (in thousands)	Net sales	Income (loss) before taxes	Net sales	Income (loss) before taxes
Photovoltaic installation, integration and sales	$41,446	$(5,601)	$18,027	$(10,017)
Cable, wire and mechanical assemblies	1,109	224	2,780	921

Consolidated totals	$42,555	$(5,377)	$20,807	$(9,096)

	For the Three Months Ended September 30, 2011		For the Three Months Ended September, 2010		For the Nine Months Ended September 30, 2011		For the Nine Months Ended September 30, 2010
Segment (in thousands)	Interest income	Interest expense	Interest income	Interest expense	Interest income	Interest expense	Interest income	Interest expense
Photovoltaic installation, integration and sales	$47	$71	$2	$289	$71	$478	$2	$332
Cable, wire and mechanical assemblies	—	—	—	—	—	—	—	—

Consolidated total	$47	$71	$2	$289	$71	$478	$2	$332

	As of September 30, 2011	For the Nine Months Ended September 30, 2011		As of December 31, 2010	For the Twelve Months Ended December 31, 2010
Segment (in thousands)	Identifiable assets	Capital expenditure	Depreciation and amortization	Identifiable assets	Capital expenditure	Depreciation and amortization
Photovoltaic installation, integration and sales	$58,993	$83	$192	$21,164	$63	$518
Cable, wire and mechanical assemblies	158	—	—	2,642	—	8

Consolidated total	$59,151	$83	$192	$23,806	$63	$526

The locations of the Company’s identifiable assets are as follows:

Location (in thousands)	As of September 30, 2011	As of December 31, 2010
United States	$54,224	$21,256
China (including Hong Kong)	4,927	2,550

Total	$59,151	$23,806

Sales by geographic location for the Company’s reportable segments are as follows:

	Three Months Ended September 30, 2011			Three Months Ended September 30, 2010
Location (in thousands)	Photovoltaic installation, integration and sales	Cable, wire and mechanical assemblies	Total	Photovoltaic installation, integration and sales	Cable, wire and mechanical assemblies	Total
United States	$21,619	$303	$21,922	$3,513	$366	$3,879
Asia	203	—	203	—	—	—
Europe	—	—	—	101	—	101
Mexico	—	—	—	—	45	45

Total	$21,822	$303	$22,125	$3,614	$411	$4,025

	Nine Months Ended September 30, 2011			Nine Months Ended September 30, 2010
Location (in thousands)	Photovoltaic installation, integration and sales	Cable, wire and mechanical assemblies	Total	Photovoltaic installation, integration and sales	Cable, wire and mechanical assemblies	Total
United States	$40,376	$1,096	$41,472	$11,078	$1,787	$12,865
Asia	1,070	—	1,070	374	—	374
Europe	—	—	—	6,499	—	6,499
Mexico	—	13	13	—	993	993
Other	—	—	—	76	—	76

Total	$41,446	$1,109	$42,555	$18,027	$2,780	$20,807

18. Related Parties

In the fourth quarter of 2009, the Company completed a system installation under an Engineering, Procurement and Construction (“EPC”) contract entered into with STP. Subsequent to the end of 2009, Stephen C. Kircher, our Chief Executive Officer, and his wife, Lari K. Kircher, as Co-Trustees of the Kircher Family Irrevocable Trust dated December 29, 2004 (“Trust”) was admitted as a member of HEK, LLC (“HEK”), a member of STP. The Trust made a capital contribution of $20,000 and received a 35% membership interest in HEK. Stephen C. Kircher, as trustee of the Trust was appointed a co-manager of HEK. Neither Stephen C. Kircher nor Lari K. Kircher is a beneficiary under the Trust.

In June 2011, the Company transferred to LDK Solar USA, Inc. its interest in North Palm Springs Investments, LLC (“NPSLLC”) and entered into two EPC agreements with NPSLLC for the construction of two utility scale solar projects with anticipated revenues to the Company of $29.2 million. The EPC agreements provide for milestone payments based on performance against a schedule of values.

At September 30, 2011, the Company had accounts receivable of $13,949,000 from its seventy percent shareholder, LDK Solar Co., Ltd. (‘‘LDK”), consisting of $1,105,000 for raw material for the manufacture of solar products valued at its carrying value with payment terms ranging from 60 to 180 days; $1,421,000 expenses incurred on their behalf related to operations in our China and Hong Kong subsidiaries with the intent that the operations of these subsidiaries will be transferred to LDK upon completion of necessary regulatory requirements; and billings to North Palm Springs Investments, LLC related to EPC contracts with the Company of $11,423,000 with milestone payments due upon performance against a schedule of values in the agreement.

At September 30, 2011, the Company had accounts payable of $3,879,000 to LDK Solar Co., Ltd. consisting of $3,761,000 for purchase of solar panels for its projects currently under development and $118,000 for purchase of raw material.

During the three months ended September 30, 2011 the Company recorded net sales to LDK Solar Co., Ltd. of $6,284,000, consisting of $333,000 in raw material sales and $5,951,000 of net sales related to solar development projects. Related cost of goods sold was $6,353,000. Solar development costs were $6,020,000 and the raw material was sold at carrying value of $333,000.

During the nine months ended September 30, 2011 the Company recorded net sales to LDK Solar Co., Ltd. of $12,413,000, consisting of $1,429,000 in raw material sales and $10,984,000 of net sales related to solar development projects. Related cost of goods sold was $11,766,000. Solar development costs were $10,337,000 and the raw material was sold at carrying value of $1,429,000.

Related party transactions with LDKare summarized in the following table:

	Three Months Ended September 30, 2011	Nine Months Ended September 30, 2011
Revenue recognized on EPC contracts with North Palm Springs Investment, LLC*	5,951	10,984
Raw material sales at carrying value	333	1,429
Cost of goods sold related to North Palm Springs Investments, LLC*	6,020	10,337
Accounts receivable for expenses incurred on LDK’s behalf related to operations in our China and Hong Kong subsidiaries	483	1,421
Solar panel purchases	2,199	14,624

*	North Palm Springs Investments, LLC is a wholly owned subsidiary of LDK Solar USA, Inc.

19. Litigation

On January 25, 2011, a putative class action was brought against the Company, the Company’s directors and LDK Solar Co., Ltd. (“LDK”), in the Superior Court of California, County of Placer. The complaint alleges violations of fiduciary duty by the individual director defendants concerning the Stock Purchase Agreement the Company and LDK entered into on January 5, 2011 (as described in note 9), pursuant to which defendant LDK agreed to acquire 70% interest in the Company. Plaintiff contends that the independence of the individual director defendants was compromised because they are allegedly beholden to defendant LDK for continuation of their positions as directors and possible further employment. Plaintiff further contends that the proposed transaction is unfair because it allegedly contains onerous and preclusive deal protection devices, such as no shop, standstill and no solicitation provisions and a termination fee that operates to effectively prevent any competing offers. The complaint alleges that the Company aided and abetted the breaches of fiduciary duty by the individual director defendants by providing aid and assistance. Plaintiff asks for class certification, the enjoining of the sale, or if the sale is completed prior to judgment, rescission of the sale and damages. The Company has insurance coverage for this type of action.

In October, 2011, subsequent to the end of the quarter, the plaintiff entered a dismissal with prejudice dismissing the case against the Company.

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

The following discussion is presented on a consolidated basis, and analyzes our financial condition and results of operations for the three and nine months ended September 30, 2011 and 2010.

Unless the context indicates or suggests otherwise, reference to “we”, “our”, “us” and the “Company” in this section refers to the consolidated operations of Solar Power, Inc. and its subsidiaries.

Overview

We previously manufactured photovoltaic panels or modules and balance of system components in our Shenzhen, China manufacturing facility, which operations were effectively closed in December 2010. We continue to manufacture our proprietary racking systems such as SkyMount and Peaq on an original equipment manufacturer (OEM) basis. We sold these products through three distinct sales channels: 1) direct product sales to international and domestic markets, 2) our own use in building commercial and residential solar projects in the U.S., and 3) our authorized dealer network who sell our Yes! branded products in the U.S. and European residential markets. In 2010 we discontinued our Yes! Authorized dealer network and Yes! branded products and our residential installation business, as our strategy and focus shifted solely to commercial solar and utility projects. In addition to our solar revenue, we generate revenue from our cable, wire and mechanical assemblies business. Our cable, wire and mechanical assemblies products were also manufactured in our China facility and sold in the transportation and telecommunications markets and we will continue this business in China. We shut down our manufacturing operations because we could not achieve scale with other solar manufacturing operations in China and we were able to source modules at a price lower than our manufacturing costs from Chinese manufacturers with larger scale operations. As part of this change in our strategy we sought and obtained a strategic partner in China with large scale manufacturing operations. In the first quarter of 2011, our strategic partner, LDK Solar Co., Ltd. (“LDK”), made a significant investment in our business that provided significant working capital and broader relationships that will allow us to more aggressively pursue commercial and utility projects in our pipeline. This strategic partner strengthens our position in the solar industry. We maintain a strategic office in Shenzhen, China that is principally responsible for our ongoing procurement, logistics and design support for our products, and data systems for monitoring and managing solar energy facilities which we either own or maintain under operations and maintenance agreements.

The investment by LDK strengthened our balance sheet, which will enable the acceleration of the development of our project pipeline, which primarily consists of utility and commercial distributed generation systems. We now intend to aggressively grow our pipeline in both the U.S. and European markets and are exploring other markets such as Africa and the Caribbean as well as accelerating our construction of multiple projects simultaneously.

Business Development

Our Subsidiaries

Our business was previously conducted through our wholly-owned subsidiaries, SPIC, Inc. (“SPIC”), Yes! Solar, Inc. (“YES”), Yes! Construction Services, Inc. (“YCS”), International Assembly Solutions, Limited (“IAS HK”) and IAS Electronics (Shenzhen) Co., Ltd. (“IAS Shenzhen”). In 2010, we began to eliminate subsidiaries as we consolidated our business operations in the Company as we focus more strategically on commercial and utility construction projects.

Previously, SPIC and YCS were engaged in the business of design, sales and installation of photovoltaic solar systems for commercial, industrial and residential markets. SPIC’s commercial construction operations were combined with ours on January 1, 2010. We discontinued the residential installation of YCS in October 2010.

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

IAS HK was engaged in sales of our cable, wire and mechanical assemblies business and the holding company of IAS Shenzhen. During 2010, the sales of cable, wire and mechanical assemblies to customers were transitioned to Solar Power, Inc.

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

The percentage-of-completion method requires the use of various estimates including among others, the extent of progress towards completion, contract revenues and contract completion costs. Contract revenues and contract costs to be recognized are dependent on the accuracy of estimates, including direct material and labor costs and those indirect costs related to contract performance, such as indirect labor, supplies, tools, repairs, and depreciation costs. We have a history of making reasonable estimates of the extent of progress towards completion, contract revenues and contract completion costs. However, due to uncertainties inherent in the estimation process, it is possible that actual contract revenues and completion costs may vary from estimates.

The asset, “Costs and estimated earnings in excess of billings on uncompleted contracts,” represents revenues recognized in excess of amounts billed. The liability, “Billings in excess of costs and estimated earnings on uncompleted contracts,” represents billings in excess of revenues recognized.

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

Product warranties — The Company offers the industry standard of 25 years for our solar modules and industry standard five (5) years on inverter and balance of system components. Due to the warranty period, we bear the risk of extensive warranty claims long after we have shipped product and recognized revenue. In our cable, wire and mechanical assemblies business, historically, our warranty claims have not been material. In our solar photovoltaic business, our greatest warranty exposure is in the form of product replacement. Until the third quarter of 2007, the Company purchased its solar panels from third-party suppliers and since the third-party warranties were consistent with industry standards we considered our financial exposure to warranty claims immaterial. Certain photovoltaic construction contracts entered into during the year ended December 31, 2007 included provisions under which the Company agreed to provide warranties to the buyer, and during the quarter ended September 30, 2007 and continuing through the fourth quarter of 2010, the Company installed its own manufactured solar panels. As a result, the Company recorded the provision for the estimated warranty exposure on these contracts within cost of sales. Since the Company does not have sufficient historical data to estimate its exposure, we have looked to our own historical data in combination with historical data reported by other solar system installers and manufacturers. Estimated costs for warranties are recognized when the revenue associated with the service is recognized. Revisions of estimated warranties are recognized in the period such revisions are known. However, due to uncertainties inherent in the estimating process, it is possible that actual warranty costs may vary from estimates. The Company now only installs panels manufactured by unrelated third parties and its parent LDK Solar Co., Ltd. We provide their pass through warranty, and reserve for unreimbursed costs such as labor, material and transportation costs to replace these panels and balance of system components provided by third-party manufacturers. The Company has recorded a warranty expense of $64,000 and $24,000 for the three months ended September 30, 2011 and 2010, respectively, and has recorded a warranty expense of $173,000 and $201,000 for the nine months ended September 30, 2011 and 2010, respectively.

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

Inventories — Certain factors could impact the realizable value of our inventory, so we continually evaluate the recoverability based on assumptions about customer demand and market conditions. The evaluation may take into consideration historic usage, expected demand, anticipated sales price, product obsolescence, customer concentrations, product merchantability and other factors. The write-down is equal to the difference between the cost of inventory and the estimated market value based upon assumptions about future demand and market conditions. If actual market conditions are less favorable than those projected by management, inventory write-downs may be required that could negatively impact our gross margin and operating results.

Inventories are stated at the lower of cost or market, determined by the first in first out cost method. Work-in-progress and finished goods inventories consist of raw materials, direct labor and overhead associated with the manufacturing process. Provisions are made for obsolete or slow-moving inventory based on the difference between the cost of inventories and the net realizable value based upon estimates about future demand from customers and specific customer requirements on certain projects.

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

Notes receivable — The Company agreed to advance to one customer its predevelopment and site acquisition costs related to EPC contracts between the customer and the Company. The portion of the advance that related to site acquisition is recorded on our balance sheet as a note receivable. The advance will be repaid at the completion of the EPC contract and bears interest at the rate of 5% per year, payable at the time the principle is repaid. At September 30, 2011, the Company had a note receivable of $5,202,000 recorded on its balance sheet.

Allowance for doubtful accounts — The Company regularly monitors and assesses the risk of not collecting amounts owed to the Company by customers. This evaluation is based upon a variety of factors, including an analysis of amounts current and past due and relevant history and facts particular to the customer. It requires the Company to make significant estimates, and changes in facts and circumstances could result in material changes in the allowance for doubtful accounts. At September 30, 2011 and December 31, 2010, the Company recorded an allowance of $15,000 and $28,000, respectively.

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

Financial Condition and Results of Operations

Three and Nine Months Ended September 30, 2011, as compared to Three and Nine Months Ended September 30, 2010

Net Sales

Net sales for the three months ended September 30, 2011 increased 449.7% to $22,125,000 from $4,025,000 for the three months ended September 30, 2010.

Net sales for the three months ended September 30, 2011, in the photovoltaic installation, integration and product sales segment, increased 503.8% to $21,822,000 from $3,614,000 for the three months ended September 30, 2010. Included in photovoltaic installation, integration and product sales for the three months ended September 30, 2011 were related party sales to LDK Solar of $6,284,000. The increase in sales in the photovoltaic installation, integration and product sales segment was primarily due to larger system development projects in construction as the Company concentrates on development of utility scale and larger distributive generation projects. The Company expects installation and integration revenues will continue to increase, although not at the same percentage rate, during subsequent quarters as new projects under development begin the installation phase.

Net sales for the three months ended September 30, 2011, in the cable, wire and mechanical assemblies segment, decreased 26.3% to $303,000 from $411,000 for the three months ended September 30, 2010. The decrease is attributable to a decrease in sales to customers in general in this segment. This is the legacy segment of the Company’s business. The Company expects to continue to service the customers it has in this segment, but is not actively seeking new customers in the segment. Sales in this segment are expected to fluctuate from quarter to quarter during fiscal year 2011.

Net sales for the nine months ended September 30, 2011 increased 104.5% to $42,555,000 from $20,807,000 for the nine months ended September 30, 2010.

Net sales for the nine months ended September 30, 2011, in the photovoltaic installation, integration and product sales segment, increased 129.9% to $41,446,000 from $18,027,000 for the nine months ended September 30, 2010. Included in photovoltaic installation, integration and product sales for the nine months ended September 30, 2011 were related party sales to LDK Solar of

$12,413,000. The increase in sales in the photovoltaic installation, integration and product sales segment was primarily due to larger system development projects in construction as the Company concentrates on development of utility scale and larger distributive generation projects. The Company expects installation and integration revenues will increase during subsequent quarters as new projects under development begin the installation phase.

Net sales for the nine months ended September 30, 2011, in the cable, wire and mechanical assemblies segment, decreased 60.1% to $1,109,000 from $2,780,000 for the nine months ended September 30, 2010. The decrease is attributable to a decrease in sales to customers in general in this segment. This is the legacy segment of the Company’s business. The Company expects to continue to service the customers it has in this segment, but is not actively seeking new customers in the segment. Sales in this segment are expected to fluctuate from quarter to quarter during fiscal year 2011.

Cost of Goods Sold

Cost of goods sold was $20,744,000 (93.7% of net sales) and $3,470,000 (86.2% of net sales) for the three months ended September 30, 2011 and 2010, respectively.

Cost of goods sold in the photovoltaic installation, integration and product sales segment was $20,469,000 (93.8% of net sales) for the three months ended September 30, 2011 compared to $3,173,000 (87.8% of net sales) for the three months ended September 30, 2010. Included in photovoltaic installation, integration and product sales cost of goods sold for the three months ended September 30, 2011 were costs related to sales to related party LDK of $6,353,000. The increase in costs of goods sold as a percentage of sales over the comparative period is attributable to the product sales having a higher product margins than construction projects. In the comparative period, 21% of sales were higher margin product sales compared to the current period where construction sales were 95% of sales. Additionally, construction project sales recorded in the current period used a higher cost SPI designed solar panel. Prior to 2011, the Company used solar panels it manufactured in its China manufacturing facility or purchased from third-party manufacturers. In 2011, the Company no longer manufactured solar panels, but used SPI designed panels manufactured by LDK or third-party manufactured panels. New projects currently in the design phase will use LDK solar panels. LDK solar panels are lower cost than the SPI manufactured as well as third-party panels. It is expected that cost of goods sold will decrease as a percentage of sales in future quarters due to decreased solar panel costs.

Cost of goods sold in the cable, wire and mechanical assemblies segment were $275,000 (90.8% of net sales) for the three months ended September 30, 2011 compared to $297,000 (72.3% of net sales) for the three months ended September 30, 2010. The increase as a percentage of sales is attributable to lower production volume requiring overhead to be absorbed over decreased output. The Company expects that costs will continue to vary with product mix and output in this segment.

Cost of goods sold was $39,344,000 (92.4% of net sales) and $18,518,000 (89.0% of net sales) for the nine months ended September 30, 2011 and 2010, respectively.

Cost of goods sold in the photovoltaic installation, integration and product sales segment was $38,459,000 (92.8% of net sales) for the nine months ended September 30, 2011 compared to $16,728,000 (92.8% of net sales) for the nine months ended September 30, 2010. Included in photovoltaic installation, integration and product sales costs of goods sold for the nine months ended September 30, 2011 were costs related to related party sales to LDK of $11,766,000. Cost of goods sold as a percentage of sales was unchanged over the comparative period. It is expected that cost of goods sold will decrease as a percentage of sales in future quarters primarily due to decreased solar panel costs.

Cost of goods sold in the cable, wire and mechanical assemblies segment were $885,000 (79.8% of net sales) for the nine months ended September 30, 2011 compared to $1,790,000 (64.4% of net sales) for the nine months ended September 30, 2010. The increase as a percentage of sales is attributable to lower production volume requiring overhead to be absorbed over a decreased output. The Company expects that this will continue to be the case in this segment.

General and Administrative Expense

General and administrative expense was $1,607,000 (7.3% of net sales) and $1,636,000 (40.6% of net sales) for the three months ended September 30, 2011 and 2010, respectively, a decrease of 33.8% as a percentage of sales. The decrease in costs for the three months ended September 30, 2011 over the comparative period is primarily due to increased revenue and decreases in professional fees and operating expenses primarily due to the change in our manufacturing operations to outsourcing from external sources and the discontinuance of our residential photovoltaic installation operations. Significant elements of general and administrative expense for the three months ended September 30, 2011 were employee related expenses of $639,000, professional and consulting fees of $217,000, rent, telephone and utilities of $117,000, travel and lodging of $26,000, depreciation expense of $56,000 and stock-based compensation expense of $295,000. Significant elements of general and administrative expense for the three months ended September

30, 2010 were employee related expenses of $635,000, professional and consulting fees of $517,000, rent, telephone and utilities of $120,000, travel and lodging of $22,000, depreciation expense of $75,000 and stock-based compensation expense of $9,000. The Company expects that due to its cost reduction efforts, general and administrative expense spending will remain at current levels as a percentage of sales in the future.

General and administrative expense was $5,075,000 (11.9% of net sales) and $5,999,000 (28.8% of net sales) for the nine months ended September 30, 2011 and 2010, respectively, a decrease of 17.1% as a percentage of sales. The decrease in costs for the nine months ended September 30, 2011 over the comparative period is primarily due to decreases in employee-related costs and operating expenses due to the change in our manufacturing operations to outsourcing from external sources and the discontinuance of our residential photovoltaic installation operations. Significant elements of general and administrative expense for the nine months ended September 30, 2011 were employee related expenses of $2,061,000, professional and consulting fees of $1,165,000, rent, telephone and utilities of $304,000, travel and lodging of $110,000, depreciation expense of $183,000 and stock-based compensation expense of $414,000. Significant elements of general and administrative expense for the nine months ended September 30, 2010 were employee-related expenses of $2,418,000, professional and consulting fees of $1,513,000, rent, telephone and utilities of $350,000, travel and lodging of $108,000, depreciation expense of $273,000 and stock-based compensation expense of $110,000. The Company expects that due to its cost reduction efforts, general and administrative expense spending will remain at current quarter levels as a percentage of sales in the future.

Sales, Marketing and Customer Service Expense

Sales, marketing and customer service expense was $856,000 (3.9% of net sales) and $1,035,000 (25.7% of net sales) for the three months ended September 30, 2011 and 2010, respectively, a decrease of 21.8% as a percentage of sales. The decrease in sales, marketing and customer service expense over the comparative period was primarily due to decreases in employee-related expenses, commission expense and consulting fees as a result of overall corporate reorganization and discontinuance of residential photovoltaic installations. Significant elements of sales, marketing and customer service expense for the three months ended September 30, 2011 were employee-related expense of $393,000, advertising expense of $82,000, stock-based compensation expense of $20,000, commission expense of $40,000, rent, telephone and utilities of $80,000, customer care costs of $35,000 and travel expenses of $20,000. Significant elements of sales, marketing and customer service expense for the three months ended September 30, 2010 were employee-related expense of $597,000, advertising expense of $21,000, stock-based compensation expense of $17,000, commission expense of $382,000, rent, telephone and utilities of $56,000, customer care costs of $6,000 and travel expenses of $16,000. The Company expects that sales, marketing and customer service expense will remain at current quarter levels in future periods as a percentage of sales.

Sales, marketing and customer service expense was $2,243,000 (5.3% of net sales) and $3,093,000 (14.9% of net sales) for the nine months ended September 30, 2011 and 2010, respectively, a decrease of 9.6% as a percentage of sales. The decrease in sales, marketing and customer service expense over the comparative period was primarily due to decreases in employee-related expenses, commission expense and consulting fees as a result of overall corporate reorganization and discontinuance of residential photovoltaic installations. Significant elements of sales, marketing and customer service expense for the nine months ended September 30, 2011 were employee-related expense of $1,124,000, advertising expense of $125,000, stock-based compensation expense of $45,000, commission expense of $140,000, rent, telephone and utilities of $180,000, customer care costs of $65,000 and travel expenses of $111,000. Significant elements of sales, marketing and customer service expense for the nine months ended September 30, 2010 were employee-related expense of $1,577,000, advertising expense of $113,000, stock-based compensation expense of $67,000, commission expense of $758,000, rent, telephone and utilities of $202,000, consulting fees $115,000, customer care costs of $57,000 and travel expenses of $89,000. The Company expects that sales, marketing and customer service expense will remain at current quarter levels in future periods as a percentage of sales.

Engineering, design and product management

Engineering, design and product management expense was $154,000 (0.7% of net sales) and $220,000 (5.5% of net sales) for the three months ended September 30, 2011 and 2010, respectively. The decrease in engineering, design and product management costs primarily related to decreases in employee-related, product certification and professional fee costs. Significant elements of product development expense for the three months ended September 30, 2011 were employee-related expense of $125,000, product certification costs of $22,000 and stock-based compensation costs of $3,000. Significant elements of product development expense for the three months ended September 20, 2010 were employee-related expense of $110,000, product development and certification costs of $19,000, professional and consulting fees of $77,000 and stock-based compensation costs of $7,000.The Company expects that product development costs will continue at their current dollar value run rate in fiscal 2011.

Engineering, design and product management expense was $495,000 (1.2% of net sales) and $803,000 (3.9% of net sales) for the nine months ended September 30, 2011 and 2010, respectively. The decrease in engineering, design and product management costs primarily related to decreases in employee and professional fee costs. Significant elements of product development expense for the nine months ended September 30, 2011 were employee-related expense of $396,000, product certification costs of $52,000, professional fees of $31,000 and stock-based compensation costs of $10,000. Significant elements of product development expense for the nine months ended September 20, 2010 were employee-related expense of $472,000, product development and certification costs of $151,000, professional and consulting fees of $98,000 and stock-based compensation costs of $55,000.The Company expects that product development costs will continue at their current dollar value run rate in fiscal 2011.

Impairment charge

During the quarter ended June 30, 2011, the Company recorded an impairment charge of $400,000 to reduce the carrying amount of its asset held for sale to the estimate of fair value less cost to sell. The fair value was estimated based on a discounted cash flow analysis using level 3 unobservable inputs. To perform the analysis, an unlevered cash flow model was used based on the timing of the anticipated sale and taking into account the discounted rate of return indicated by potential investors. The inputs considered included system cost, annual revenue and expenses and the tax effect of non-cash items such as depreciation. System cost was determined by actual construction costs of the system less the funds received under the grant in lieu section of the investment tax credit. Cash inflows were determined using historical and projected revenue from power generation; expenses were determined based on historical operating costs and projected operating costs; depreciation was calculated using MACRS. The cash flow analysis used the remaining term of the Power Purchase Agreement which was 24 years at June 30, 2011. No additional impairment was recorded for the three months ended September 30, 2011. There were no impairment charges in the comparable periods ended June 30, 2010 and September 30, 2010.

Interest income / expense

Interest expense, net, was $24,000 and $287,000 for the three months ended September 30, 2011 and 2010, respectively. Interest expense, net, for the three months ended September 30, 2011, consisted of interest expense of $71,000 on the loan financing for the Company’s power generation facility recorded as an asset held for sale, offset by earnings on the Company’s bank deposits of $47,000. Interest expense, net, for the three months ended September 30, 2010, consisted of interest expense of $2,000 on the Company’s capital leases and loans payable, $208,000 to suppliers on accounts payable financing and $77,000 on the loan financing for the Company’s power generation facility recorded as an asset held for sale. The Company expects that this expense will vary during 2011 depending on the utilization of debt financing in its operations.

Interest expense, net, was $407,000 and $330,000 for the nine months ended September 30, 2011 and 2010, respectively. Interest expense for the nine months ended September 30, 2011, consisted of interest expense of $8,000 on the Company’s capital leases and loans payable, $153,000 to suppliers on accounts payable financing and $317,000 on the loan financing for the Company’s power generation facility recorded as an asset held for sale, offset by earnings on the Company’s bank deposits of $71,000. Interest expense, net, for the nine months ended September 30, 2010, consisted of interest expense of $18,000 on the Company’s capital leases and loans payable, $208,000 to suppliers on accounts payable financing and $104,000 on the loan financing for the Company’s power generation facility recorded as an asset held for sale. The Company expects that this expense will vary during 2011 depending on the utilization of debt financing in its operations.

Other income / expense, net

Other expense (income), net was $(1,000) and $(25,000) for the three months ended September 30, 2011 and 2010, respectively. Other income, net for the three months ended September 30, 2011 consisted of $25,000 of currency exchange gain, and $24,000 of other expense. Other income, net, of $25,000 for the three months ended September 30, 2010 consisted of $122,000 currency exchange gain resulting from the improvement in the exchange rate between the U.S. dollar and the Euro, $39,000 of economic stimulus funds received by our China subsidiary from the Chinese government offset by $142,000 of costs expended on preliminary design for a new factory facility and $5,000 of other expense. The Company expects that it will continue to be exposed to currency gains and losses in the future.

Other expense (income), net was $(32,000) and $1,160,000 for the nine months ended September 30, 2011 and 2010, respectively. Other income, net for the nine months ended September 30, 2011 consisted of $87,000 of currency exchange gain, and $55,000 of other expense. Other income, net for the nine months ended September 30, 2010 consisted of $1,073,000 of currency exchange loss resulting primarily from currency exchange between the U.S. dollar and the Euro and $142,000 of costs expended on preliminary design for a new factory facility, offset by $49,000 of economic stimulus funds received by our PRC company from the Chinese government and $6,000 of other income. The Company expects that it will continue to be exposed to currency gains and losses in the future.

Income Tax Expense

The Company provided income tax expense of $10,000 and $3,000 for the nine months ended September 30, 2011 and 2010, respectively. The Company is currently in a net cumulative loss position and has significant new operating loss carry forwards, and has only provided for statutory minimum taxes.

Liquidity and Capital Resources

A summary of the sources and uses of cash and cash equivalents is as follows:

	Nine Months Ended
(in thousands)	September 30, 2011	September 30, 2010
Net cash used in operating activities	$(29,384)	$(137)
Net cash used in investing activities	(83)	(24)
Net cash provided by financing activities	33,854	2,440
Effect of exchange rate changes on cash	17	(16)

Net increase in cash and cash equivalents	$4,404	$2,263

As of September 30, 2011 and December 31, 2010, we had $5,845,000 and $1,441,000 in cash and cash equivalents, respectively.

Operating Activities

Net cash used in operating activities of $29,384,000 for the nine months ended September 30, 2011 was primarily a result of: (i) a net loss of $5,387,000; (ii) increase in accounts and note receivable of $23,493,000 as a result of increased net sales and extended payment terms to our customers, of which $13,949,000 is related to sales to our parent, LDK Solar Co., Ltd. (“LDK”); (iii) increase in costs and estimated earnings in excess of billing on uncompleted contracts of $6,091,000 as a result of increased net sales and extended payment terms to customers of which $450,000 is related to projects between the Company and our parent, LDK; (iv) increase in inventories of $2,819,000 for material for current construction projects which has not been installed; (v) decrease in accrued liabilities of $770,000; (vi) decrease in prepaid expenses and other current assets of $140,000; (vii) increase in accounts payable of $7,312,000 caused by increased construction projects of which $3,879,000 is related to solar panel purchases from our parent, LDK; (vii) increase in billings in excess of costs and estimated earnings on uncompleted projects of $481,000 caused by contractual milestone billings in excess of the percentage of completion on construction projects of which includes $889,000 related to projects between the Company and our parent, LDK; (viii) increase in income taxes payable of $9,000; and (ix) non-cash items included depreciation and amortization of $181,000, bad debt expense of $184,000, stock-based compensation costs of $469,000 and an impairment charge against our asset held for sale of $400,000. Our cash used in operating activities was driven by our increase in accounts and note receivables which is a result of extended payment terms granted to our solar electric facility customers. As described further below, we expect this to be the trend in future quarters.

Investing Activities

Net cash used in investing activities of $83,000 for the nine months ended September 30, 2011 relates to acquisition of property, plant and equipment.

Financing Activities

Net cash provided by financing activities was $33,854,000 for the nine months ended September 30, 2011 and resulted from: (i) net proceeds received from the issuance of common and preferred stock under a Stock Purchase Agreement dated January 5, 2011 to LDK of $32,719,000; (ii) cash of $639,000 from the reduction of restricted cash relating to the reserve account for the guaranty of financing for our customer Solar Tax Partners 1, LLC and the reduction of the reserve account for our subsidiary, Solar Tax Partners 2, LLC as a result of refinancing its note payable; (iii) net proceeds of $722,000 from refinancing the note payable of our subsidiary, Solar Tax Partners 2, LLC: (iv) offset by $226,000 of payments on loans payable and capital lease obligations.

Capital Resources and Material Known Facts on Liquidity

In the short-term we do not expect any material change in the mix or relative cost of our capital resources. As of September 30, 2011, we had $5,845,000 in cash and cash equivalents, $705,000 of restricted cash held in our name in interest bearing accounts, accounts and note receivable of $29,297,000 of which $13,949,000 is due from our parent, LDK, and costs and estimated earnings in excess of billings on uncompleted contracts of $8,315,000 of which $450,000 is from constructions projects between the Company and our parent, LDK. Our focus will be the continued growth of our distributive generation and utility scale solar facility projects.

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

The current economic conditions of the U.S. market, coupled with reductions of solar incentives in Europe, have presented challenges to us in generating the revenues and or margins necessary for us to create positive working capital. While our sales pipeline of solar system construction projects continues to grow, such projects encumber associated working capital until project completion or customer payment, and our revenues are highly dependent on third party financing for these projects. As a result, revenues remain difficult to predict and we cannot assure shareholders and potential investors that we will be successful in generating positive cash flows from operations. Knowing that revenues are unpredictable, our strategy has been to manage spending tightly by reducing to a core group of employees in our China and U.S. offices, and to outsource the majority of our construction workforce.

Over the past three years we have sustained losses from operations and have relied on equity financing to provide working capital. We are working on sources of project financing as well as asset backed credit facilities.

At September 30, 2011, we had $29,297,000 in accounts and note receivable, $8,315,000 of costs and estimated earnings in excess of billings on uncompleted projects and $2,248,000 of billings in excess of costs and estimated earnings on uncompleted projects. Included in these amounts are $13,949,000 in accounts receivable, $450,000 of costs and estimated earnings in excess of billings on uncompleted projects and $889,000 of billings in excess of costs and estimated earnings on uncompleted projects from our parent, LDK. Additionally, we have $13,367,000 of accounts payable of which $3,879,000 is due to our parent, LDK. Our business model currently provides for extended payment terms to our large EPC customers. We intend to meet our working capital requirements using a construction line of credit, which is currently in its final approval stages, and payment terms on solar panel purchases from our parent, LDK concurrent with payment terms granted to our EPC customers. The anticipated revenues of our operations, the sale of our asset held for sale, continued management of our supply chain, and potential funds available to us through debt and equity financing, are adequate to fund our anticipated cash needs through the next twelve months. We anticipate that we will retain all earnings, if any, to fund future growth in the business. Although we believe we have effectively implemented cash management controls to meet ongoing obligations, there are no assurances that we will not be required to seek additional working capital through debt or equity offerings. If such additional working capital is required, there are no assurances that such financing will be available on favorable terms to the Company, if at all.

Off-Balance Sheet Arrangements

None

Item 4.

Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation and under the supervision of our principal executive officer and our principal financial officer, reviewed and evaluated the effectiveness of the design and operation of our disclosure controls and procedures, as of September 30, 2011 covered by this report, as required by Securities Exchange Act Rule 13a-15, and concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed in our reports filed with the Securities and Exchange Commission pursuant to the Securities Exchange Act of 1934 is accumulated and communicated to management timely, including our principal executive officer and principal financial officer. Based on this evaluation, our principal executive officer and principal financial officer have concluded that, as of the end of the interim period covered by this report, our disclosure controls and procedures are effective to ensure that we record, process, summarize, and report information required to be disclosed in the reports we filed under the Securities Exchange Act of 1934 within the time periods specified by the Securities and Exchange Commission’s rules and regulations.

Changes in Internal Control Over Financial Reporting

We regularly review our system of internal control over financial reporting and make changes to our processes and systems to improve controls and increase efficiency, while ensuring that we maintain an effective internal control environment. Changes may include such activities as implementing new, more efficient systems, consolidating activities and migrating processes.

There were no changes in our internal control over financial reporting that occurred during our latest fiscal quarter that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II

OTHER INFORMATION

Item 1. Legal Proceedings

Rogers v. Kircher, et al.

On January 25, 2011, a putative class action was filed by William Rogers against the Company, the Company’s directors Stephen C. Kircher, Francis Chen, Timothy B. Nyman, Ronald A. Cohan, D. Paul Regan, and LDK Solar Co., Ltd. (“LDK”), in the Superior Court of California, County of Placer. The complaint alleges violations of fiduciary duty by the individual director defendants concerning the Stock Purchase Agreement entered into on January 5, 2011, pursuant to which defendant LDK agreed to acquire 70% interest in the Company. Plaintiff contends that the independence of the individual director defendants was compromised because they are allegedly beholden to defendant LDK for continuation of their positions as directors and possible future employment. Plaintiff further contends that the transaction is unfair because it allegedly contains onerous and preclusive deal protection devices, such as no shop, standstill and no solicitation provisions and a termination fee that operates to effectively prevent any competing offers. The complaint alleges that the Company aided and abetted the breaches of fiduciary duty by the individual director defendants by providing aid and assistance. Plaintiff asks for class certification, the enjoining of the sale, or if the sale is completed prior to judgment, rescission of the sale and damages. The Company has insurance coverage for this type of action.

In October 2011, subsequent to the end of the quarter, the plaintiff entered a dismissal with prejudice dismissing the case against the Company.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

-None-

Item 3. Defaults Upon Senior Securities

-None-

Item 4.

(Removed and Reserved)

Item 5. Other Information

-None-

Item 6. Exhibits

3.1	Amended and Restated Articles of Incorporation (1)

3.2	Amendment of Amended and Restated Articles of Solar Power, Inc. (2)

3.3	Bylaws (3)

31.1	Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Calculation Presentation Document

(1)	Incorporated by reference to Form 8-K filed with the SEC on February 20, 2007.
(2)	Incorporated by reference to Form 8-K filed with the SEC on June 23, 2011.
(3)	Incorporated by reference to Form 8-K filed with the SEC on February 20, 2007.
*	XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report on Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized.

SOLAR POWER, INC.

Date: November 14, 2011	/s/ James R. Pekarsky
James R. Pekarsky,
Chief Financial Officer
(Principal Accounting Officer and Principal Financial Officer)