Form 10-K/A
period 2010-12-31
Solar Power, Inc.
filed 2012-04-16
CIK 1210618

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2010

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from:              to             .

Commission File Number 000-50142

SOLAR POWER, INC.

(Exact name of registrant as specified in its charter)

California	20-4956638
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification Number)

2240 Douglas Boulevard, Suite 200 Roseville, California	95661-3857
(Address of Principal Executive Offices)	(Zip Code)

(916) 770-8100

(Issuer’s telephone number)

Securities registered pursuant to Section 12(b) of the Act:

None.

Securities registered pursuant to Section 12(g) of the Act:

COMMON STOCK, PAR VALUE $0.0001

(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒

Note: Checking the box above will not relieve any registrant required to file reports pursuant to Section 13 or 15(d) of the Exchange Act from their obligations under those Sections.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

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

The number of shares of registrant’s common stock outstanding as of February 28, 2011 was 98,128,523. As of March 22, 2012, 184,413,923 shares of the Registrant’s common stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Definitive Proxy Statement for its Annual Meeting of Stockholders, which Definitive Proxy Statement will be filed with the Securities and Exchange Commission not later than 120 days after the registrant’s fiscal year-ended December 31, 2010, are incorporated by reference into Part III of this Form 10-K; provided, however, that the Compensation Committee Report, the Audit Committee Report and any other information in such proxy statement that is not required to be included in this Annual Report on Form 10-K, shall not be deemed to be incorporated herein by reference or filed as a part of this Annual Report on Form 10-K

Explanatory Note

Solar Power, Inc. (the “Company”) is filing this Amendment No. 1 on Form 10-K/A (“Amendment No. 1”) to its Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 14, 2011 (the “Original Filing”). This filing amends and restates our previously reported financial statements for the fiscal year ended December 31, 2010 and 2009 to reflect revised accounting treatment for a single solar development project under the financing method as opposed to the percentage of completion method as was previously reported, as discussed in Note 3 to the Consolidated Financial Statements.

Based on its review, management determined that the Company improperly recognized revenue at the date of the initial sale on a solar development project initiated in 2009 under the percentage of completion method for construction work for the new owner. The transaction should have been accounted for in accordance with accounting standards for sales of real estate and due to continuing involvement with the project after the transaction, no sale should have been recognized. Instead, the transaction should have been accounted for using the financing method.

In May 2009, the Company entered into a Power Purchase Agreement (“PPA”) with Aerojet General Corp. (“Aerojet”) to supply solar energy and commenced construction of a Solar Energy Facility (“SEF”). In September 2009, the Company transferred the partially completed SEF to Solar Tax Partners 1 (the “Buyer”), and entered into contracts with the Buyer to assign them the rights under the associated PPA, and complete construction of the SEF. The Company accounted for this transaction under the percentage of completion method in its third quarter 2009 consolidated financial statements.

In the fourth quarter 2009, the Company completed construction of the SEF for a price of $19.6 million and received $6.7 million in cash, $3.6 million in a promissory note with $9.3 million balance amount outstanding. The Company applied the cost recovery method of revenue recognition to this transaction due to the degree of uncertainty of the collectability of the outstanding amount. Accordingly, for the year ended December 31, 2009, the Company recorded total revenue of $14.9 million and an equivalent cost of goods sold amount of $14.9 million.

Prior to September 30, 2009, the only parties to the SEF arrangement were Aerojet and the Company, pursuant to the PPA. Since the Company had access to the Aerojet property under an implied easement and had completed a significant portion of the physical construction of the SEF, it was determined to be the owner of the partially completed SEF. Therefore, the Company reassessed the accounting treatment and determined that the project should be accounted for as a sale of real estate. As a result, while the Company maintains its continuing involvement, it will apply the financing method. When a sale is not recognized due to continuing involvement and the financing method is applied, the Company records revenue and expenses related to the underlying operations of the asset in the Company’s Consolidated Financial Statements. The results of this change on the Consolidated Balance Sheets as of December 31, 2010 and 2009, Consolidated Statements of Operations and Consolidated Statements of Cash Flows for years 2010 and 2009, are discussed under Note 3 to the Consolidated Financial Statements.

This Amendment No. 1 amends and restates the following items of our Form 10-K as affected by the revised accounting treatment for the solar development projects: (i) Part II, Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations; (ii) Part II, Item 8 — Financial Statements; (iii) Part II, Item 9A — Controls and Procedures; and, (iv) Part IV, Item 15 — Exhibits.

All information in our Annual Report on Form 10-K for the fiscal year ended December 31, 2010, as amended by this Amendment No. 1, speaks as of the date of the Original Filing of our Form 10-K for such period and does not reflect any subsequent information or events, except as expressly noted in this Amendment No. 1 and except for Exhibits 31.1, 31.2, 32. Accordingly, this Amendment No. 1 should be read in conjunction with the Original Filing (except as amended hereby), as well as the Company’s other filings subsequent to the filing of the Original Filing, including any amendments to those filings.

i

PART II

ITEM 7 — MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read together with the Company’s financial statements and related notes thereto included in Item 8 in this Amendment No. 1 on Form 10-K/A (“Amendment No. 1”) and gives effect to the restatement discussed in Note 3 to the Consolidated Financial Statements.

Our business and the associated risks have changed since the date this report was originally filed with the SEC, and we undertake no obligation to update the forward-looking statements contained in this Management’s Discussion and Analysis of Financial Condition and Results of Operations. Further, except for the forward-looking statements included in Item 9A, “Controls and Procedures” and under the heading “Restatement of Financial Statements” under this Item 7, all forward-looking statements contained in this Amendment No. 1 on Form 10-K/A to our Annual Report, unless they are specifically otherwise stated to be made as of a different date, are made as of the original filing date of our Annual Report on Form 10-K for the year ended December 31, 2010. This Amendment No. 1 amends and restates the following items of our Form 10-K as affected by the revised accounting treatment for the solar development projects: (i) Part II, Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations; (ii) Part II, Item 8 — Financial Statements; (iii) Part II, Item 9A — Controls and Procedures; and, (iv) Part IV, Item 15 — Exhibits. All information in our Annual Report on Form 10-K for the fiscal year ended December 31, 2010, as amended by this Amendment No. 1, speaks as of the date of the original filing of our Form 10-K for such period and does not reflect any subsequent information or events, except as expressly noted in this Amendment No. 1.

The following discussion is presented on a consolidated basis, and analyzes our financial condition and results of operations (as restated) for the years ended December 31, 2010 and 2009.

Unless the context indicates or suggests otherwise reference to “we”, “our”, “us” and the “Company” in this section refers to the consolidated operations of Solar Power, Inc. and its subsidiaries.

Restatement of Financial Statements

The Company is filing this Amendment No. 1 to its Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 14, 2011. This filing amends and restates our previously reported financial statements for the fiscal years ended December 31, 2010 and 2009 to reflect revised accounting treatment for a single solar development project under the financing method for a sale of real estate as opposed to the percentage of completion method as was previously reported, as discussed in Note 3 to the Consolidated Financial Statements.

Based on its review, management determined that the Company improperly recognized revenue at the date of the initial sale on a solar development project initiated in 2009 under the percentage of completion method for construction work for the new owner. The transaction should have been accounted for in accordance with accounting standards for sales of real estate and due to continuing involvement with the project after the transaction, no sale should have been recognized. Instead the transaction should have been accounted for using the financing method.

In May 2009, the Company entered into a Power Purchase Agreement (“PPA”) with Aerojet General Corp. (“Aerojet”) to supply solar energy and commenced construction of a Solar Energy Facility (“SEF”). In September 2009, the Company transferred the partially completed SEF to Solar Tax Partners 1 (the “Buyer”), and entered into contracts with the Buyer to assign them the rights under the associated PPA, and complete construction of the SEF. The Company accounted for this transaction under the percentage of completion method in its third quarter 2009 consolidated financial statements.

In the fourth quarter 2009, the Company completed construction of the SEF for a price of $19.6 million and received $6.7 million in cash, $3.6 million in promissory note and with $9.3 million balance amount outstanding. The Company applied the cost recovery method of revenue recognition to this transaction due to the degree of uncertainty for the collectability of the outstanding amount. Accordingly, for the year ended December 31, 2009, the Company recorded total revenue of $14.9 million and an equivalent cost of goods sold amount of $14.9 million.

Prior to September 30, 2009, the only parties to the SEF arrangement were Aerojet and the Company, pursuant to the PPA. Since the Company had access to the Aerojet property under an implied easement and had completed a significant portion of the physical construction of the SEF, it was determined to be the owner of the partially completed SEF. Therefore, the Company reassessed the accounting treatment and determined that the project should be accounted for as a sale of real estate. As a result, while the Company maintains its continuing involvement, it will apply the financing method. When a sale is not recognized due to continuing involvement and the financing method is applied, the Company records revenue and expenses related to the underlying operations of the asset in the Company’s Consolidated Financial Statements.

The following tables disclose the impact of the changes on the Consolidated Balance Sheets as of December 31, 2010 and 2009, Consolidated Statements of Operations and Consolidated Statements of Cash Flows for years 2010 and 2009:

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands)

	As of December 31
	2010			2009
	As reported	Adjustments	As restated	As reported	Adjustments	As restated

Accounts receivable, net of allowance for doubtful accounts	$5,988	$—	$5,988	$17,985	$(8,172)	$9,813

Property, plant and equipment at cost, net	$915	$14,109	$15,024	$1,390	$14,852	$16,242

Total assets	$23,806	$14,109	$37,915	$37,514	$6,680	$44,194

Loans payable, financing and capital lease obligations, net of current portion	$13	$14,620	$14,633	$53	$6,680	$6,733

Total liabilities	$15,943	$14,620	$30,563	$21,069	$6,680	$27,749

Accumulated deficit	$(34,016)	$(511)	$(34,527)	$(25,146)		$(25,146)

Total stockholders’ equity	$7,863	$(511)	$7,352	$16,445	$—	$16,445

Total liabilities and stockholders’ equity	$23,806	$14,109	$37,915	$37,514	$6,680	$44,194

CONSOLIDATED STATEMENTS OF OPERATIONS

(Dollars in thousands)

	For the year ended December 31
	2010			2009
	As reported	Adjustments	As restated	As reported	Adjustments	As restated

Net sales	$34,036	$1,317	$35,353	$52,551	$(14,852)	$37,699
Cost of goods sold	$29,282	$784	$30,066	$45,788	$(14,852)	$30,936

Gross profit	$4,754	$533	$5,287	$6,763	$—	$6,763

General and administrative expenses	$7,578	$61	$7,639	$8,849	$—	$8,849

Operating loss	$(7,423)	$472	$(6,951)	$(6,866)	$—	$(6,866)

Interest expense	$(450)	$(983)	$(1,433)	$(49)	$—	$(49)

Total other expense	$(1,588)	$(983)	$(2,571)	$(58)	$—	$(58)

Net loss	$(8,870)	$(511)	$(9,381)	$(6,970)	$—	$(6,970)

Net loss per common share:
Basic and Diluted	$(0.17)	$(0.01)	$(0.18)	$(0.17)	$—	$(0.17)

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

	For the year ended December 31
	2010			2009
	As reported	Adjustments	As restated	As reported	Adjustments	As restated

Net loss	$(8,870)	$(511)	$(9,381)	$(6,970)	$—	$(6,970)

Depreciation	$526	$743	$1,269	$827	$—	$827

Operating income from solar system subject to financing obligation	$—	$(232)	$(232)	$—	$—	$—

Accounts receivable	$11,474	$(8,172)	$3,302	$(15,394)	$8,172	$(7,222)

Net cash used in operating activities	$(3,947)	$(8,172)	$(12,119)	$(15,572)	$8,172	$(7,400)

Acquisitions of property, plant and equipment	$(63)	$—	$(63)	$(53)	$(14,852)	$(14,905)

Net cash used in investing activities	$(63)	$—	$(63)	$(53)	$(14,852)	$(14,905)

Net proceeds from loan payable and financing obligation	$3,899	$8,172	$12,071	$—	$6,680	$6,680

Net cash provided by financing activities	$2,333	$8,172	$10,505	$12,849	$6,680	$19,529

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

For those projects where the Company is considered to be the owner, the project is accounted for under the rules of real estate accounting. In the event of a sale, the method of revenue recognition is determined by considering the extent of the buyer’s initial and continuing involvement. Generally, revenue is recognized at the time of title transfer if the buyer’s investment is sufficient to demonstrate a commitment to pay for the property and the Company does not have a substantial continuing involvement with the property. When continuing involvement is substantial and not temporary, the Company applies the financing method, whereby the asset remains on the balance sheet and the proceeds received are recorded as a financing obligation. When a sale is not recognized due to continuing involvement and the financing method is applied the Company records revenue and expenses related to the underlying operations of the asset in the Company’s Consolidated Financial Statements.

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

Impairment of long-lived assets — Long-lived assets, such as property and equipment, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the asset. Assets to be disposed of are separately presented in the balance sheet and reported at the lower of the carrying amount or fair value less costs to sell, and are no longer depreciated.

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

Performance Guarantee

On December 18, 2009, the Company entered into a 10-year energy output guaranty related to the photovoltaic system installed for Solar Tax Partners 1, LLC (“STP”) (see Note 3 to the consolidated financial statements) at the Aerojet facility in Rancho Cordova, CA. The guaranty provided for compensation to STP’s system lessee for shortfalls in production related to the design and operation of the system, but excluding shortfalls outside the Company’s control such as government regulation. The Company believes that the probability of shortfalls is unlikely and if they should occur be covered under the provisions of its current panel and equipment warranty provisions.

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

Results of Operations

Comparison of the year ended December 31, 2010 (as restated) to the year ended December 31, 2009 (as restated)

Net sales — Net sales for the year ended December 31, 2010 decreased 6.2% to approximately $35,353,000 from approximately $37,699,000 for the year ended December 31, 2009.

Net sales in the photovoltaic installation, integration and sales segment decreased 2.2% to approximately $32,036,000 from approximately $32,771,000 for the year earlier comparative period. The decrease in revenue was primarily attributable to a decrease in product sales into the European market as a result of the unfavorable effect of the decline in the Euro against the U.S. dollar. The Company expects that its continued focus on distributed generation and utility scale projects will result in increased revenues in fiscal 2011.

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

Cost of goods sold — Cost of goods sold were approximately $30,066,000 (85.0% of net sales) and approximately $30,936,000 (82% of net sales) for the years ended December 31, 2010 and 2009, respectively.

Cost of goods sold in the photovoltaic installation, integration and sales segment was approximately $27,804,000 (79.0% of net sales) for the year ended December 31, 2010 compared to approximately $27,807,000 (74.0% of net sales) for the year ended December 31, 2009. The decrease in costs of goods sold was a direct result in decreased net sales in this segment. The Company expects that costs will remain stable at current levels in fiscal 2011, with gross margins remaining stable.

Cost of goods sold in the cable, wire and mechanical assembly segment were approximately $2,262,000 (6.4% of net sales) for the year ended December 31, 2010 compared to approximately $3,129,000 (8.3% of net sales) for the year ended December 31, 2009. The increase as a percentage of net sales is attributable to product mix and increase in the copper wire component of our material costs, a key component in the cable wire segment. The Company expects margins to remain stable in this segment.

General and administrative expenses — General and administrative expenses were approximately $7,639,000 for the year ended December 31, 2010 and approximately $8,849,000 for the year ended December 31, 2009 a decrease of 13.7%. As a percentage of net sales, general and administrative expenses were 21.6% and 23.5%, for the years ended December 31, 2010 and 2009, respectively. The Company initiated significant cost reduction efforts in the third and fourth quarters of fiscal 2010 and expects to maintain those levels in fiscal 2011. Significant elements of general and administrative expenses for the year ended December 31, 2010 include employee related expense of approximately $3,342,000, information technology costs of approximately $194,000, insurance costs of approximately $261,000, professional and consulting fees of approximately $1,473,000, rent of approximately $310,000, travel and lodging costs of $131,000, stock compensation expense of $162,000 and bad debt expense of $523,000. The bad debt expense pertains primarily to one uncollectable product sale.

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

Sales, marketing and customer service expense — Sales, marketing and customer service expenses were approximately $3,652,000 for the year ended December 31, 2010 and $3,841,000 for the year ended December 31, 2009. As a percentage of net sales, sales, marketing and customer service expenses were 10.3% and 10.2% for the years ended December 31, 2010 and 2009, respectively. The decrease in cost is primarily due to decreases in advertising and trade show costs. Significant elements of sales, marketing and customer service expense for the year ended December 31, 2010 were payroll related expenses of approximately $1,773,000, advertising and trade show expenses of approximately $185,000, commission expense of approximately $809,000 stock-based compensation costs of approximately $84,000, business development costs of approximately $119,000 and travel and lodging costs of approximately $109,000.

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

Engineering, design and product management expense — Engineering, design and product management expenses were approximately $947,000 and $939,000 for the year ended December 31, 2010 and 2009, respectively. As a percentage of net sales, product development expenses were 2.7% and 2.5% for the years ended December 31, 2010 and 2009, respectively. Significant elements of engineering, design and product management expense for the year ended December 31, 2010 were payroll and related expenses of approximately $599,000, product certification and testing of approximately $159,000 and stock-based compensation expense of $60,000. The Company expects these expenses to continue in 2011.

Significant elements of engineering, design and product management expense for the year ended December 31, 2009 were payroll and related expenses of approximately $478,000, product certification and testing of approximately $377,000 and stock-based compensation expense of $37,000.

Interest income / expense — Interest expense, net was approximately $1,433,000 and $37,000 for the years ended December 31, 2010 and 2009, respectively. Interest expense, net for the year 2010 consisted primarily of approximately $983,000 from applying the financing method to the Aerojet 1 project (see Note 3 to the Consolidated Financial Statements), $188,000 paid on the loan securing our power generating facility at Aerojet, approximately $29,000 paid on our installment loans and capital leases and approximately $233,000 of finance charges on the Company’s accounts payable to cell vendors.

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

Income tax expense (benefit) — Income tax benefit for the year 2010 increased $187,000 to $141,000, as opposed to income tax expense of $46,000 in 2009, this was primarily due to increase in tax liability for one of our international subsidiaries.

Net loss — Net loss was approximately $9,381,000 and $6,970,000 for the years ended December 31, 2010 and 2009, respectively. The decreased revenue from our photovoltaic installation, integration and sales segment was the driver of the increased operating loss in 2010

Liquidity

A summary of the sources and uses of cash and cash equivalents is as follows:

	Year ended December 31,
(in thousands)	2010	2009
	(as restated)	(as restated)
Net cash used in operating activities	$(12,119)	$(7,400)
Net cash used in investing activities	(63)	(14,905)
Net cash provided by financing activities	10,505	19,529

Net decrease in cash and cash equivalents	$(1,677)	$(2,776)

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

Net cash used in operating activities of approximately $12,119,000 for the year ended December 31, 2010 was primarily a result of a net loss of approximately $9,381,000, offset by non-cash items included in net loss, consisting of depreciation of approximately $1,269,000, amortization of loan fees of approximately $5,000, stock-based compensation expense of approximately $306,000, bad debt expense of approximately $523,000, operating income from solar system subject to financing obligation of $(232,000) and loss on disposal of fixed assets of approximately $21,000. Cash used in operations also included a decrease in accounts and related notes receivable of approximately $3,302,000, decrease in costs and estimated earnings in excess of billings on uncompleted projects of approximately $18,000 related to the construction project we now carry as an asset held for sale, decreases in inventories of approximately $1,126,000 primarily due to decreases in raw material and finished goods inventory, increase in an asset held for sale of approximately $1,112,000 related to our assumption of the contract for the Aerojet 2 project, decreases in prepaid expenses and other current assets of approximately $821,000 due to decreased supplier deposits at our PRC manufacturing facility, increases in deferred revenues of approximately $35,000 from the billings in advance of our asset management services, a decrease in accounts payable of approximately $10,055,000 related to payment on our accounts payable, decreases in accrued liabilities of approximately $420,000 for our solar project development activities, increase in our billings in excess of costs and estimated earnings on uncompleted contracts of approximately $1,613,000 due to prepayment from our development contracts and decreases in income taxes payable of approximately $113,000 due to estimated tax payments required at our Hong Kong subsidiary. As we continue to seek out and undertake larger solar system projects we anticipate that the cash provided by or used in operating activities will continue to be significantly influenced by the payment terms of our projects and the financing terms provided to us by our solar cell vendors.

Net cash used in operating activities of approximately $7,400,000 for the year ended December 31, 2009 was a result of a net loss of approximately $6,970,000, offset by non-cash items included in net loss, consisting of depreciation of approximately $827,000, stock-based compensation expense of approximately $709,000, bad debt expense of approximately $418,000, stock issued for services of approximately $127,000. Cash used in operations also included an increase in accounts receivable of approximately $7,222,000, increase in costs and estimated earnings in excess of billings on uncompleted projects of approximately $7,506,000 related to two construction contracts, increases in inventories of approximately $546,000 primarily due to raw material purchases required by one cable, wire and mechanical assemblies customer, increases in prepaid expenses and other current assets of approximately $363,000 due to increased supplier deposits at our PRC manufacturing facility, and decreases in deferred revenues of approximately $125,000 from the conversion of our franchise operations to an authorized dealer network, offset by an increase in accounts payable of approximately $12,194,000 related to extended payment terms from our solar cell vendors, and increases in accrued liabilities of approximately $1,005,000 for our solar project development activities.

Net cash used in investing activities of approximately $63,000 for the year ended December 31, 2010 primarily related to acquisition of property and equipment.

Net cash used in investing activities of approximately $14,905,000 for the year ended December 31, 2009 primarily relates to an increase in property and equipment due to the Aerojet 1 solar development project (see Note 3 to the Consolidated Financial Statements).

Net cash generated from financing activities of approximately $10,505,000 for the year ended December 31, 2010 was a result of payments of approximately $8,172,000 related to the Aerojet 1 solar development project $3,899,000 generated from loan proceeds from the financing of our Aerojet 2 solar facility by our subsidiary, Solar Tax Partners 2, LLC, offset by an increase in restricted cash of approximately $1,064,000 primarily related to reserves required by our lender, principal payments on notes and capital leases payable of approximately $400,000 and prepayment of loan fees of approximately $102,000.

Net cash generated from financing activities of approximately $19,529,000 for the year ended December 31, 2009 was a result of approximately $12,943,000 generated from net proceeds of our private placement of 14,077,000 shares of our common stock and exercise of stock options, payments of approximately $6,680,000 related to the Aerojet 1 solar development project, and decrease in restricted cash of approximately $247,000 collateralizing our letters of credit and ACH transactions, offset by approximately $341,000 in principal payments on notes and capital leases payable.

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

Over the past three years we have sustained losses from operations and have relied on equity financing to provide working capital. We have been actively working with additional potential investors to ensure that we have additional equity available to us as needed. In addition, we are working on sources of project financing as well as asset backed credit facilities. The issues involved with closing and receiving payment on two major projects (Aerojet 1 and Aerojet 2) have severely hindered the Company’s ability to create and leverage working capital. The impact of waiting for that working capital required the Company to optimize cash on hand and negotiate extended terms with our suppliers resulting in increased accounts payable. The limits on available working capital caused by these events and inability to obtain additional credit from our suppliers impacted the Company’s ability to start and complete projects per original schedules. The company received payment for the majority of the outstanding receivable due on Aerojet 1 from STP in August 2010, allowing the Company to satisfy obligations to suppliers and enabled more effective management working capital. The inability of our customer to complete its purchase of the Aerojet 2 project, resulting in the Company taking possession of the project and recording it as an asset held for sale caused further constraints on our working capital. To mitigate future impact on working capital requirements the Company is planning to finance future projects through construction financing or payment terms from the end customer.

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

Guaranty — On December 22, 2009, in connection with an equity funding of STP (see Note 3 to the consolidated financial statements) related to the Aerojet 1 project, the Company along with the STP’s other investors entered into a Guaranty (“Guaranty”) to provide the equity investor, Greystone Renewable Energy Equity Fund (“Greystone”), with certain guarantees, in part, to secure investment funds necessary to facilitate STP’s payment to the Company under the Engineering, Procurement and Construction Agreement (“EPC”). Specific guarantees made by the Company include the following in the event of the other investors’ failure to perform under the operating agreement (see Note 3 to the consolidated financial statements):

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

•

Operating Deficit Loans — The Company would be required to loan Master Tenant or STP monies necessary to fund operations to the extent costs could not be covered by Master Tenant’s or STP’s cash inflows. The loan would be subordinated to other liabilities of the entity and earn no interest; and

•

Exercise of Put Options — At the option of Greystone, the Company may be required to fund the purchase by managing member of Greystone’s interest in Master Tenant under an option exercisable for 9 months following a 63 month period commencing with operations of the Facility. The purchase price would be equal to the greater of the fair value of Greystone’s equity interest in Master Tenant or $951,985.

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

These minimum payments do not include the $14,620,000 financing obligation for Aerojet 1 Solar development.

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

Restricted Cash — At December 31, 2010, the Company had restricted bank deposits of approximately $1,344,000. The restricted bank deposits consist of approximately $1,004,000 as a reserve pursuant to our guarantees of our customer STP with the bank providing the debt financing on their solar generating facility (see Note 3 to the consolidated financial statements) (subsequent to year end, our customer STP refinanced this project reducing our reserve requirement to $400,000), approximately $285,000 as a reserve pursuant to our loan agreement with the bank providing the debt financing for the solar generating facility owned by our subsidiary, Solar Tax Partners 2, LLC, approximately $20,000 securing our corporate credit card and approximately $35,000 as retention by our bank for our merchant credit card services. At December 31, 2009, the Company’s restricted bank deposits were $280,000 as collateral for the outstanding letter of credits in the amount of $255,000 and the Company bank credit card of $25,000.

Legal Proceeding — Subsequent to fiscal year end, on January 25, 2011, a putative class action was filed by William Rogers against the Company, the Company’s directors Stephen C. Kircher, Francis Chen, Timothy B. Nyman, Ronald A. Cohan, D. Paul Regan, and LDK Solar Co., Ltd. (“LDK”), in the Superior Court of California, County of Placer. The complaint alleges violations of fiduciary duty by the individual director defendants concerning a proposed transaction announced on January 6, 2011, pursuant to which defendant LDK agreed to acquire 70% interest in the Company. Plaintiff contends that the independence of the individual director defendants was compromised because they are allegedly beholden to defendant LDK for continuation of their positions as directors and possible future employment. Plaintiff further contends that the proposed transaction is unfair because it allegedly contains onerous and preclusive deal protection devices, such as no shop, standstill and no solicitation provisions and a termination fee that operates to effectively prevent any competing offers. The complaint alleges that the Company aided and abetted the breaches of fiduciary duty by the individual director defendants by providing aid and assistance. Plaintiff asks for class certification, the enjoining of the sale, or if the sale is completed prior to judgment, rescission of the sale and damages.

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

Item 9A — CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Company maintains disclosure controls and procedures that are designed to provide assurance that the information required to be disclosed in the reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods required by the Securities and Exchange Commission. At the time that our Annual Report on Form 10-K for the year ended December 31, 2010 was filed on March 14, 2011, our Chief Executive Officer and then Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2010. Subsequent to that evaluation, in connection with the restatement and filing of this Annual Report on Form 10-K/A, our management, including our Chief Executive Officer and current Chief Financial Officer, re-evaluated our disclosure controls and procedures and concluded that our disclosure controls and procedures were not effective as of December 31, 2010, because of a material weakness in internal control over the selection and application of accounting policies for complex and non-routine transactions, as discussed below and identified an additional material weakness in our internal control over financial reporting relating to Aerojet 1 transaction as discussed below:

Management’s Report on Internal Control over Financial Reporting (as revised)

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934. The Company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

Due to its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate.

The Company’s management has assessed the effectiveness of its internal control over financial reporting as of December 31, 2010. This evaluation was based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). In Management’s Report on Internal Control over Financial Reporting included in our original Annual Report on Form 10-K for the year ended December 31, 2010 filed on March 14, 2011, our management, including our Chief Executive Officer and then Chief Financial Officer, concluded that as of December 31, 2010, the Company’s internal control over financial reporting was effective based on the criteria described in the COSO Internal Control — Integrated Framework.

Management identified the following material weakness in connection with its original assessment as of December 31, 2010. The Company did not design and implement adequate controls over the selection and application of accounting policies for complex and non-routine transactions. As a result, certain audit adjustments to the 2010 financial statements, which were material were necessary to present the financial statements in accordance with generally accepted accounting principles.

A material weakness is a control deficiency, or combination of control deficiencies, that results in a more than remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected.

We have restated our financial statements to reflect revised accounting treatment for a single solar development project under the financing method for a sale of real estate as opposed to the percentage of completion method as was previously reported, as described more fully in Note 3 to the Consolidated Financial Statements. In connection with the restatement, our management, including our Chief Executive Officer and Chief Financial Officer, has determined that the lack of adequate controls over the application of accounting policies for complex and non routine transactions constituted a material weakness in internal control over financial reporting. This weakness resulted in the use of incorrect accounting methodology.

As a result of the material weakness identified in connection with the restatement of our consolidated financial statements, management has revised its assessment to include such deficiency. Additionally, because of the existence of the material weakness, our current management concluded that the Company did not maintain effective internal control over financial reporting as of December 31, 2010, based on the criteria described in the COSO Internal Control — Integrated Framework.

Management’s revised assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2010, has not been audited by the Company’s independent registered public accounting firm. Management’s report is not subject to attestation by the Company’s independent registered public accounting firm pursuant to the rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this Annual Report.

No changes were made in Management’s internal control over financial reporting during the three months ended December 31, 2010 that have materially affected, or that are reasonably likely to materially affect, Management’s internal control over financial reporting.

Material Weaknesses in Internal Control Over Financial Reporting

Material Weakness Relating to Internal Control Over the Selection and Application of Accounting Policies for Complex and Non-Routine Transactions

There was lack of adequate controls over the application of accounting policies for a complex and non routine transaction that constituted a material weakness in internal control over financial reporting. Based on its review, the Company determined that it had improperly recognized revenue at the date of the initial sale on a solar development project initiated in 2009 under the percentage of completion method for construction work for the new owner. The transaction should have been accounted for in accordance with accounting standards for sales of real estate and due to continuing involvement with the project after the transaction no sale should have been recognized. Instead the transaction should have been accounted for using the financing method. When a sale is not recognized due to continuing involvement and the financing method is applied, the Company records revenue and expenses related to the underlying operations of the asset in the Company’s Consolidated Financial Statements. Refer to Note 3 to the Consolidated Financial Statements for further discussion.

Remediation of Material Weaknesses

Remediation of Material Weakness Relating to the Selection and Application of Accounting Policies for Complex and Non-Routine Transactions

The Company is in the process of creating a formal process related to the design and implementation of controls over the selection and application of accounting policies for complex, non-routine transactions. This process will include the early identification of complex, non-routine transactions and documentation by the Company’s accounting staff. Regular meetings with accounting staff and executive level officers involved and familiar with accounting issues related to complex, non routine transactions will be held to review the initial documentation. As required, outside legal and/or accounting advice will be obtained. In addition, the Company has added additional accounting resources to improve the quality of reporting.

PART IV

ITEM 15 — EXHIBITS

Exhibit No.	Description

2.1	Agreement and Plan of Merger dated as of January 25, 2006 between Welund Fund, Inc. (Delaware) and Welund Fund, Inc. (Nevada) (1)

2.2	Agreement and Plan of Merger by and among Solar Power, Inc., a California corporation, Welund Acquisition Corp., a Nevada corporation, and Welund Fund, Inc. a Nevada corporation dated as of August 23, 2006(2)

2.3	First Amendment to Agreement and Plan of Merger dated October 4, 2006(3)

2.4	Second Amendment to Agreement and Plan of Merger dated December 1, 2006(4)

2.5	Third Amendment to Agreement and Plan of Merger dated December 21, 2006(5)

2.6	Agreement of Merger by and between Solar Power, Inc., a California corporation, Solar Power, Inc., a Nevada corporation and Welund Acquisition Corp., a Nevada corporation dated December 29, 2006(7)

2.7	Agreement of Merger by and between Solar Power, Inc., a Nevada corporation and Solar Power, Inc., a California corporation, dated February 14, 2007 (6)

3.1	Amended and Restated Articles of Incorporation(6)

3.2	Bylaws(6)

3.3	Specimen (7)

3.4	Certificate of Determination of Rights, Preferences, Privileges and Restrictions of the Series A Preferred Stock of Solar Power (12)

10.1	Form of Securities Purchase Agreement, by and among Solar Power, Inc. and the purchasers named therein (9)

10.2	Form of Registration Rights Agreement, by and among Solar Power, Inc. and the purchasers named therein (9)

10.3	Loan Agreement with Five Star Bank dated June 1, 2010 (10)

10.4	Deposit Account Pledge Agreement dated June 22, 2010 (11)

10.5	Intercreditor Agreement dated June 22, 2010 (11)

10.6	Acknowledgment, Confirmation and Estoppel dated June 22, 2010 (11)

10.7	Continuing Guaranty by Steven C. Kircher dated June 22, 2010 (11)

10.8	Continuing Guaranty by Kircher Family Irrevocable Trust dated June 22, 2010 (11)

10.9	Stock Pledge Agreement by Kircher Family Irrevocable Trust dated June 22, 2010 (11)

10.10	Stock Purchase Agreement with LDK Solar Co., Ltd. dated January 5, 2010 (12)

10.11	Form of Lock-up Agreements (12)

10.12	Voting Agreement (Steven C. Kircher) dated January 5, 2010 (12)

10.13	2006 Equity Incentive Plan (7)

10.14	Form of Nonqualified Stock Option Agreement(7)

10.15	Form of Restricted Stock Award Agreement(7)

14.1	Code of Ethics (13)

21.1	List of Subsidiaries(14)

23.1	Consent of Independent Registered Public Accounting Firm — Perry-Smith LLP

23.2	Consent of Independent Registered Public Accounting Firm — Macias Gini & O’Connell LLP

31.1	Rule 13(a) — 14(a)/15(d) — 14(a) Certification (Principal Executive Officer)

31.2	Rule 13(a) — 14(a)/15(d) — 14(a) Certification (Principal Financial Officer)

32	Section 1350 Certifications

Footnotes to Exhibits Index

(1)	Incorporated by reference to Form 8-K filed with the SEC on February 3, 2006.
(2)	Incorporated by reference to Form 8-K filed with the SEC on August 29, 2006.
(3)	Incorporated by reference to Form 8-K filed with the SEC on October 6, 2006.
(4)	Incorporated by reference to Form 8-K filed with the SEC on December 6, 2006.
(5)	Incorporated by reference to Form 8-K filed with the SEC on December 22, 2006.
(6)	Incorporated by reference to Form 8-K filed with the SEC on February 20, 2007.
(7)	Incorporated by reference to the Form SB-2 filed with the SEC on January 17, 2007.
(8)	(Reserved)
(9)	Incorporated by reference to Form 8-K filed with the SEC on September 23, 2009.
(10)	Incorporated by reference to Form 8-K filed with the SEC on June 7, 2010.
(11)	Incorporated by reference to Form 8-K filed with the SEC on August 4, 2010.
(12)	Incorporated by reference to Form 8-K filed with the SEC on January 6, 2011.
(13)	Incorporated by reference to Form 10KSB filed with the SEC on April 16, 2007
(14)	Incorporated by reference to the Pre-Effective Amendment No. 1 to Form SB-2 filed with the SEC on March 6, 2007

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Amendment No. 1 to its Annual Report on Form 10-K/A to be signed on its behalf by the undersigned, thereunto duly authorized.

SOLAR POWER, INC.

April 16, 2012	/s/ Stephen C. Kircher
By: Stephen C. Kircher
Its: Chief Executive Officer and Chairman of the
Board (Principal Executive Officer)

April 16, 2012	/s/ James R. Pekarsky
By: James R. Pekarsky
Its: Chief Financial Officer (Principal Financial
Officer and Principal Accounting Officer)

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders

Solar Power, Inc.

We have audited the accompanying consolidated balance sheet of Solar Power, Inc. and subsidiaries (the “Company”) as of December 31, 2010, and the related consolidated statements of operations, stockholders’ equity and comprehensive loss, and cash flows for the year then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Solar Power, Inc. and subsidiaries as of December 31, 2010, and the results of their operations and their cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 3 to the financial statements, the December 31, 2010 financial statements have been restated.

/s/ Perry-Smith LLP

Sacramento, California

March 14, 2011, (April 16, 2012 as to the effects of the restatement discussed in Note 3)

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

As discussed in Note 3 to the consolidated financial statements, the accompanying 2009 consolidated financial statements have been restated.

/s/ Macias Gini & O’Connell LLP

Sacramento, California

May 14, 2010, (except for the restatement discussed in Note 19 as to which the date is March 14, 2011 and the restatement discussed in Note 3 as to which the date is April 16, 2012)

SOLAR POWER, INC.

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands except per share data)

	As of December 31
	2010	2009
	(As restated, see Note 3)	(As restated, see Note 3)
ASSETS
Current assets:
Cash and cash equivalents	$1,441	$3,136
Accounts receivable, net of allowance for doubtful accounts of $28 and $395	5,988	9,813
Costs and estimated earnings in excess of billings on uncompleted contracts	2,225	7,800
Inventories, net	4,087	5,213
Asset held for sale (Note 2 and 14)	6,669	—
Prepaid expenses and other current assets	702	1,275
Restricted cash	285	280

Total current assets	21,397	27,517
Goodwill	435	435
Restricted cash	1,059	—
Property, plant and equipment at cost, net	15,024	16,242

Total assets	$37,915	$44,194

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$6,055	$16,110
Accrued liabilities	4,298	4,201
Income taxes payable	2	291
Billings in excess of costs and estimated earnings on uncompleted contracts	1,767	154
Loans payable and capital lease obligations	3,808	260

Total current liabilities	15,930	21,016
Loans payable, financing and capital lease obligations, net of current portion	14,633	6,733

Total liabilities	30,563	27,749

Commitments and contingencies (Note 16)	—	—
Stockholders’ equity
Preferred stock, par $0.0001, 20,000,000 shares authorized, 0 issued and outstanding	—	—
Common stock, par $0.0001, 100,000,000 shares authorized, 52,292,576 shares issued and outstanding	5	5
Additional paid in capital	42,114	41,808
Accumulated other comprehensive loss	(240)	(222)
Accumulated deficit	(34,527)	(25,146)

Total stockholders’ equity	7,352	16,445

Total liabilities and stockholders’ equity	$37,915	$44,194

The accompanying notes are an integral part of these consolidated financial statements

SOLAR POWER, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Dollars in thousands, except per share data)

	For the year ended December 31
	2010	2009
	(As restated, see Note 3)	(As restated, see Note 3)

Net sales	$35,353	$37,699
Cost of goods sold	30,066	30,936

Gross profit	5,287	6,763
Operating expenses:
General and administrative	7,639	8,849
Sales, marketing and customer service	3,652	3,841
Engineering, design and product management	947	939

Total operating expenses	12,238	13,629

Operating loss	(6,951)	(6,866)
Other income (expense):
Interest expense	(1,433)	(49)
Interest income	—	12
Other expense	(1,138)	(21)

Total other expense	(2,571)	(58)

Loss before income taxes	(9,522)	(6,924)
Income tax (benefit) expense	(141)	46

Net loss	$(9,381)	$(6,970)

Net loss per common share:
Basic and Diluted	$(0.18)	$(0.17)

Weighted average number of common shares used in computing per share amounts
Basic and Diluted	52,292,576	41,787,637

The accompanying notes are an integral part of these consolidated financial statements

SOLAR POWER, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

	For the year ended December 31
	2010	2009
	(As restated, see Note 3)	(As restated, see Note 3)
Cash flows from operating activities:
Net loss	$(9,381)	$(6,970)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	1,269	827
Amortization of loan fees	5	—
Stock issued for services	—	127
Stock-based compensation expense	306	709
Bad debt expense	523	418
Income tax expense	—	43
Loss on disposal of fixed assets	21	15
Operating expense (income) of solar system subject to financing obligation	(232)	—
Changes in operating assets and liabilities:
Accounts receivable	3,302	(7,222)
Costs and estimated earnings in excess of billing on uncompleted contracts	18	(7,506)
Inventories	1,126	(546)
Asset held for sale	(1,112)	—
Prepaid expenses and other current assets	856	(363)
Accounts payable	(10,055)	12,194
Income taxes payable	(289)	—
Billings in excess of costs and estimated earnings on uncompleted contracts	1,613	(6)
Deferred revenue	—	(125)
Accrued liabilities	(89)	1,005

Net cash used in operating activities	(12,119)	(7,400)
Cash flows from investing activities:
Acquisitions of property, plant and equipment	(63)	(14,905)

Net cash used in investing activities	(63)	(14,905)
Cash flows from financing activities:
Proceeds from issuance of common stock	—	12,943
Restricted cash	(1,064)	247
Principal payments on notes and capital leases payable	(400)	(341)
Net proceeds from loan payable and financing obligation	12,071	6,680
Payment of loan fees	(102)	—

Net cash provided by financing activities	10,505	19,529

Decrease in cash and cash equivalents	(1,677)	(2,776)
Cash and cash equivalents at beginning of period	3,136	5,915
Effect of exchange rate changes on cash	(18)	(3)

Cash and cash equivalents at end of period	$1,441	$3,136

Supplemental disclosure of cash flow information:
Cash paid for interest	$435	$44
Cash paid for income taxes	$126	$3
Supplemental disclosure of non-cash investing and financing activities:
Equipment acquired through notes payable and capital leases	$9	$—
Amounts reclassified from costs and estimated earnings in excess of billing on uncompleted contracts to assets held for sale	$5,557	—
Stock issued for services	—	127

The accompanying notes are an integral part of these consolidated financial statements

SOLAR POWER, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE LOSS

(Dollars in thousands)

	Common Stock		Additional Paid-In Capital	Accumulated Deficit (As restated, see Note 3)	Accumulated Other Comprehensive Loss	Total (As restated, see Note 3)
	Shares	Amount
Balance January 1, 2009	37,771,325	$4	$28,029	$(18,176)	$(222)	$9,635
Comprehensive loss
Net loss				(6,970)		(6,970)
Translation adjustment					—	—

Total comprehensive loss						(6,970)
Issuance of stock for option exercises	76,750	—	77			77
Issuance of restricted stock	237,501	—	197			197
Issuance of stock for services	130,000	—	127			127
Issuance of stock, net of costs	14,077,000	1	12,866			12,867
Stock-based compensation expense			512			512

Balance December 31, 2009	52,292,576	5	41,808	(25,146)	(222)	16,445
Comprehensive loss
Net loss (as restated)				(9,381)		(9,381)
Translation adjustment					(18)	(18)

Total comprehensive loss						(9,399)
Stock-based compensation expense			306			306

Balance December 31, 2010 (as restated, see Note 3)	52,292,576	$5	$42,114	$(34,527)	$(240)	$7,352

The accompanying notes are an integral part of these consolidated financial statements

SOLAR POWER, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (AS RESTATED)

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

In August 2006, the Company, Dale Renewable Consulting Inc. (“DRCI”) and Dale Stickney Construction, Inc., (DSCI) formalized an acquisition agreement (the “Merger Agreement”) and entered into an Assignment and Interim Operating Agreement (the “Operating Agreement”). As a result of the Operating Agreement the Company began consolidating the operations of DRCI from June 1, 2006.

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

Cash and cash equivalents — Cash and cash equivalents include cash on hand, cash accounts, interest bearing savings accounts and all highly liquid investments with original maturities of three months or less, when purchased.

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

Property, plant and equipment — Property, plant and equipment is stated at cost including the cost of improvements. Maintenance and repairs are charged to expense as incurred. Depreciation and amortization are provided on the straight line method based on the estimated useful lives of the assets as follows:

Plant and machinery	5 years
Furniture, fixtures and equipment	5 years
Computers and software	3 — 5 years
Equipment acquired under capital leases	3 — 5 years
Trucks	3 years
Leasehold improvements	the shorter of the estimated life or the lease term
Solar energy facilities	20 years

Impairment of long-lived assets — Long-lived assets, such as property and equipment, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the asset. Assets to be disposed of are separately presented in the balance sheet and reported at the lower of the carrying amount or fair value less costs to sell, and are no longer depreciated.

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

For those projects where the Company is considered to be the owner, the project is accounted for under the rules of real estate accounting. In the event of a sale, the method of revenue recognition is determined by considering the extent of the buyer’s initial and continuing involvement. Generally, revenue is recognized at the time of title transfer if the buyer’s investment is sufficient to demonstrate a commitment to pay for the property and the Company does not have a substantial continuing involvement with the property. When continuing involvement is substantial and not temporary, the Company applies the financing method, whereby the asset remains on the balance sheet and the proceeds received are recorded as a financing obligation. When a sale is not recognized due to continuing involvement and the financing method is applied the Company records revenue and expenses related to the underlying operations of the asset in the Company’s Consolidated Financial Statements.

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

Performance Guaranty

On December 18, 2009, the Company entered into a 10-year energy output guaranty related to the photovoltaic system installed for Solar Tax Partners 1, LLC (“STP”) at the Aerojet facility in Rancho Cordova, CA (see Note 3 and 8). The guaranty provided for compensation to STP’s system lessee for shortfalls in production related to the design and operation of the system, but excluding shortfalls outside the Company’s control such as government regulation. The Company believes that the probability of a shortfall is unlikely and if they should occur be covered under the provisions of its current panel and equipment warranty provisions. For the fiscal year ended December 31, 2010 there were no charges against our reserves related to this performance guarantee.

Accrued guarantee costs at December 31, 2010 and 2009 were as follows (in thousands):

	2010	2009
Balance January 1	$142	$—
Additions	—	142
Amortization	(15)	—

Balance December 31	$127	$142

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

The Company accounts for income taxes using FASB ASC 740 Accounting for Income Taxes, which is intended to create a single model to address uncertainty in income tax positions. ASC 740 clarifies the accounting for uncertainty in income tax positions by prescribing the minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. In addition, ASC 740 clearly scopes out income taxes from ASC 450.

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

Comprehensive income (loss) — FASB ASC 220 Reporting Comprehensive Income, establishes standards for reporting comprehensive income and its components in a financial statement that is displayed with the same prominence as other financial statements. Comprehensive income, as defined, includes all changes in equity during the period from non-owner sources. Examples of items to be included in comprehensive income, which are excluded from net income, include foreign currency translation adjustments and unrealized gain (loss) of available-for-sale securities. For the year ended December 31, 2010, comprehensive loss was approximately $9,399,000 composed of a net loss of approximately $9,381,000 and currency translation loss of approximately $18,000 and for the year ended December 31, 2009, the comprehensive loss was $6,970,000, composed entirely of a net loss.

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

Presentation — Prior period presentations have been modified to conform to current presentations.

3.	Restatement

This filing amends and restates our previously reported financial statements for the fiscal years ended December 31, 2010 and 2009 to reflect revised accounting treatment for a single solar development project under the financing method for a sale of real estate as opposed to the percentage of completion method as was previously done.

Based on its review, management determined that the Company improperly recognized revenue at the date of the initial sale on a solar development project initiated in 2009 under the percentage of completion method for construction work for the new owner. The transaction should have been accounted for in accordance with accounting standards for sales of real estate and due to continuing involvement with the project after the transaction, no sale should have been recognized. Instead the transaction should have been accounted for using the financing method. When a sale is not recognized due to continuing involvement and the financing method is applied, the Company records revenue and expenses related to the underlying operations of the asset in the Company’s Consolidated Financial Statements.

In May 2009, the Company entered into a Power Purchase Agreement (“PPA”) with Aerojet General Corp. (“Aerojet”) to supply solar energy and commenced construction of a Solar Energy Facility (“SEF”). In September 2009, the Company transferred the partially completed SEF to Solar Tax Partners 1 (the “Buyer”), and entered into contracts with the Buyer to assign them the rights under the associated PPA, and complete construction of the SEF. The Company accounted for this transaction under the percentage of completion method in its third quarter 2009 Consolidated Financial Statements.

In the fourth quarter 2009, the Company completed construction of the SEF for a price of $19.6 million and received $6.7 million in cash, $3.6 million in promissory note and with $9.3 million balance amount outstanding. The Company applied the cost recovery method of revenue recognition to this transaction due to degree of uncertainty for the collectability of the outstanding amount. Accordingly, for the year ended December 31, 2009, the Company recorded total revenue of $14.9 million and an equivalent cost of goods sold amount of $14.9 million.

Prior to September 30, 2009, the only parties to the SEF arrangement were Aerojet and the Company, pursuant to the PPA. Since the Company had access to the Aerojet property under an implied easement and had completed a significant portion of the physical construction of the SEF, it was determined to be the owner of the partially completed SEF. Therefore, the Company reassessed the accounting treatment and determined that the project should be accounted for as a sale of real estate. As a result, while the Company maintains its continuing involvement through guarantees given to the investor, it will apply the financing method.

The following tables disclose the impact of these changes on the Consolidated Balance Sheets as of December 31, 2010 and 2009, Consolidated Statements of Operations and Consolidated Statements of Cash Flows for years 2010 and 2009:

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands)

	As of December 31
	2010			2009
	As reported	Adjustments	As restated	As reported	Adjustments	As restated

Accounts receivable, net of allowance for doubtful accounts	$5,988	$—	$5,988	$17,985	$(8,172)	$9,813

Property, plant and equipment at cost, net	$915	$14,109	$15,024	$1,390	$14,852	$16,242

Total assets	$23,806	$14,109	$37,915	$37,514	$6,680	$44,194

Loans, financing and capital lease obligations, net of current portion	$13	$14,620	$14,633	$53	$6,680	$6,733

Total liabilities	$15,943	$14,620	$30,563	$21,069	$6,680	$27,749

Accumulated deficit	$(34,016)	$(511)	$(34,527)	$(25,146)		$(25,146)

Total stockholders’ equity	$7,863	$(511)	$7,352	$16,445	$—	$16,445

Total liabilities and stockholders’ equity	$23,806	$14,109	$37,915	$37,514	$6,680	$44,194

CONSOLIDATED STATEMENTS OF OPERATIONS

(Dollars in thousands)

	For the year ended December 31
	2010			2009
	As reported	Adjustments	As restated	As reported	Adjustments	As restated
Net sales	$34,036	$1,317	$35,353	$52,551	$(14,852)	$37,699
Cost of goods sold	$29,282	$784	$30,066	$45,788	$(14,852)	$30,936

Gross profit	$4,754	$533	$5,287	$6,763	$—	$6,763

General and administrative expenses	$7,578	$61	$7,639	$8,849	$—	$8,849

Operating loss	$(7,423)	$472	$(6,951)	$(6,866)	$—	$(6,866)

Interest expense	$(450)	$(983)	$(1,433)	$(49)	$—	$(49)

Total other expense	$(1,588)	$(983)	$(2,571)	$(58)	$—	$(58)

Net loss	$(8,870)	$(511)	$(9,381)	$(6,970)	$—	$(6,970)

Net loss per common share:
Basic and Diluted	$(0.17)	$(0.01)	$(0.18)	$(0.17)	$—	$(0.17)

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

	For the year ended December 31
	2010			2009
	As reported	Adjustments	As restated	As reported	Adjustments	As restated

Net loss	$(8,870)	$(511)	$(9,381)	$(6,970)	$—	$6,970

Depreciation	$526	$743	$1,269	$827	$—	$827

Operating income from solar system subject to financing obligation	$—	$(232)	$(232)	$—	$—	$—

Accounts receivable	$11,474	$(8,172)	$3,302	$(15,394)	$8,172	$(7,222)
Net cash used in operating activities	$(3,947)	$(8,172)	$(12,119)	$(15,572)	$8,172	$(7,400)

Acquisitions of property, plant and equipment	$(63)	$—	$(63)	$(53)	$(14,852)	$(14,905)

Net cash used in investing activities	$(63)	$—	$(63)	$(53)	$(14,852)	$(14,905)

Net proceeds from loan payable and financing obligation	$3,899	$8,172	$12,071	$—	$6,680	$6,680

Net cash provided by financing activities	$2,333	$8,172	$10,505	$12,849	$6,680	$19,529

4. Recently Issued Accounting Pronouncements

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

5. Restricted Cash

At December 31, 2010, the Company had restricted bank deposits of approximately $1,344,000. The restricted bank deposits consist of approximately $1,004,000 as a reserve pursuant to our guarantees of our customer Solar Tax Partners 1, LLC with the bank providing the debt financing on their solar generating facility (subsequent to year end, in January, 2011, Solar Tax Partners 1, LLC refinanced their loan reducing the amount of restricted cash to $400,000 — See Note 8), approximately $285,000 as a reserve pursuant to our loan agreement with the bank providing the debt financing for the solar generating facility owned by our subsidiary, Solar Tax Partners 2, LLC, approximately $20,000 securing our corporate credit card and approximately $35,000 as retention by our bank for our merchant credit card services. At December 31, 2009, the Company’s restricted bank deposits of $280,000 as collateral for the outstanding letter of credits in the amount of $255,000 and the Company’s bank credit card of $25,000.

6. Inventories

Inventories consisted of the following at December 31 (in thousands):

	2010	2009
Raw material	$2,137	$2,348
Finished goods	2,079	2,882
Provision for obsolete stock	(129)	(17)

	$4,087	$5,213

7. Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets at December 31 were (in thousands):

	2010	2009
Rental, equipment and utility deposits	$177	$189
Supplier deposits	24	606
Insurance	94	188
Advertising	105	160
Taxes	141	—
Loan fees	96	—
Other	65	132

	$702	$1,275

8. Property, Plant and Equipment

In 2009, the Company capitalized a photovoltaic (“PV”) solar system relating to the Aerojet 1 solar development project along with the associated financing obligation, recorded under loans payable, financing and capital lease obligations on its consolidated financial statements. Refer to Note 3 — Restatement for further discussion. Due to certain guarantee arrangements as disclosed in Note 16 — Commitments and Contingencies, the Company will continue to record this solar system within its property, plant and equipment along with its associated financing obligation as long as it maintains its continuing involvement with this project. The income and expenses relating to the underlying operation of Aerojet 1 project are recorded in the Company’s Consolidated Financial Statements. The Company has restricted bank deposits of $400,000 as a reserve pursuant to guarantees with the bank providing the debt financing on this project as disclosed in Note 5 — Restricted Cash.

Property, plant and equipment consisted of the following at December 31 (in thousands):

	2010	2009
	(as restated)	(as restated)
PV solar system	$14,852	$14,852
Plant and machinery	686	669
Furniture, fixtures and equipment	351	345
Computers and software	1,437	1,424
Trucks	118	246
Leasehold improvements	402	410

Total cost	17,846	17,946
Less: accumulated depreciation	(2,822)	(1,704)

	$15,024	$16,242

Depreciation expense was approximately $1,269,000 and $827,000 for the years ended December 31, 2010 and 2009, respectively.

9. Accrued Liabilities

Other accrued liabilities at December 31 were (in thousands):

	2010	2009
Accrued payroll and related costs	$462	$770
Sales tax payable	965	874
Warranty reserve	1,542	1,246
Customer deposits	368	566
Insurance premium financing	—	141
Accrued commission	—	276
Accrued financing costs	578	—
Accrued guarantee reserve, net	127	142
Other	256	186

	$4,298	$4,201

10.	Stockholders’ Equity

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

The following table summarizes the Company’s warrant activity:

	Shares	Weighted-Average Exercise Price Per Share	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value ($000)
Outstanding as of January 1, 2009	2,366,302	2.88	2.35	$—
Issued	—	—	—	—
Exercised	—	—	—	—
Cancelled or expired	—	—	—	—

Outstanding as of December 31, 2009	2,366,302	2.88	1.91	—
Issued	500,000	0.25	5.00	—
Exercised	—	—	—	—
Cancelled or expired	—	—	—	—

Outstanding December 31, 2010	2,866,302	$2.42	2.11	$—

Exercisable December 31, 2010	2,366,302	$2.88	1.55	$—

Assumptions used in the determination of the fair value of warrants issued during 2010 using the Black-Scholes model were as follows:

	Date Issued	Exercise Price	Fair-Value (in thousands)	Expected Term in years	Risk-free Interest rate	Weighted Average Remaining Contractual Life	Volatility	Dividend Yield
In conjunction with a project development agreement	10/01/2010	$0.25	$113	5.00	1.70%	4.75	169.2%	0%

11. Income Taxes

Loss before provision for income taxes is attributable to the following geographic locations for the years ended December 31 (in thousands):

	2010	2009
	(as restated)
United States	$(8,727)	$(8,498)
Foreign	(795)	1,574

	$(9,522)	$(6,924)

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

The reconciliation between the actual income tax expense and income tax computed by applying the statutory U.S. Federal income tax rate of 35% to pre-tax loss before provision for income taxes for the years ended December 31 are as follows (in thousands):

	2010	2009
	(as restated)
(Benefit) Provision for income taxes at U.S. Federal statutory rate	$(3,333)	$(2,432)
State taxes, net of federal benefit	2	2
Foreign taxes at different rate	134	(509)
Non-deductible expenses	5	8
Valuation allowance	3,051	2,978
Other	—	(1)

	$(141)	$46

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

	2010	2009
	(as restated)
Deferred income tax assets:
Net operating loss carry forwards	$14,282	$11,621
Temporary differences due to accrued warranty costs	631	550
Temporary differences due to Compensation related accruals	1,015	337
Other temporary differences	254	133

	16,182	12,641
Valuation allowance	(16,182)	(12,641)

Total deferred income tax assets	—	—

Net deferred tax assets	$—	$—

FASB ASC 740-10-05 provides for the recognition of deferred tax assets if it is more likely than not that those deferred tax assets will be realized. Management reviews deferred tax assets periodically for recoverability and makes estimates and judgments regarding the expected geographic sources of taxable income in assessing the need for a valuation allowance to reduce deferred tax assets to their estimated realizable value. Realization of our deferred tax assets is dependent upon future earnings, if any, the timing and amount of which are uncertain. Because of our lack of earnings history, the net deferred tax assets have been fully offset by a valuation allowance. The valuation allowance increased by approximately $3.5 million during the year ended December 31, 2010, primarily as a result of operating losses. The valuation allowance increased by $3.8 million during the year ended December 31, 2009, primarily as a result of operating losses.

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

12. Stock-based Compensation

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

Expected Volatility — The Company has chosen to use its historical volatility rates to calculate the volatility for its granted options.

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

The following table summarizes the Company’s stock option activities:

	Shares	Weighted-Average Exercise Price Per Share	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value ($000)
Outstanding as of January 1, 2009	2,356,900	1.28	3.45	$—
Granted	489,500	1.10	3.78	63,635
Exercised	(76,750)	1.00	—	—
Forfeited	(75,250)	1.00	—	—

Outstanding as of December 31, 2009	2,694,400	1.20	2.80	80,832
Granted	1,331,000	0.84	4.38	—
Exercised	—	—	—	—
Forfeited	(1,520,225)	1.34	—	—

Outstanding December 31, 2010	2,505,175	$0.92	2.99	$—

Exercisable December 31, 2010	1,171,050	$1.08	1.59	$—

The weighted-average grant-date fair value of options granted during 2010 and 2009 was $0.84 and $0.75, respectively. The total intrinsic value of options exercised during 2010 and 2009 was nil.

The following table summarizes the Company’s restricted stock activities:

Shares
Outstanding January 1, 2009	313,367
Granted	237,501
Forfeited	—

Outstanding as of December 31, 2009	550,868
Granted	—
Forfeited	—

Outstanding as of December 31, 2010	550,868

Vested as of December 31, 2010	525,868

Changes in the Company’s non-vested stock options are summarized as follows:

	Stock-based Options		Performance-based Options		Restricted Stock
	Shares	Weighted-Average Grant Date Fair Value Per Share	Shares	Weighted-Average Grant Date Fair Value Per Share	Shares	Weighted-Average Grant Date Fair Value Per Share
Non-vested as of January 1, 2009	1,124,334	$0.84	50,000	$0.73	75,000	$1.20
Granted	489,500	0.45	—	—	237,501	0.83
Vested	(494,334)	0.79	(50,000)	0.73	(262,501)	1.34
Forfeited	(75,250)	0.61	—	—	—	—

Non-vested as of December 31, 2009	1,044,250	0.71	—	—	50,000	1.34
Granted	1,331,000	0.34	—	—	—	—
Vested	(288,875)	0.69	—	—	(25,000)	1.34
Forfeited	(752,250)	0.64	—	—	—	—

Non-vested as of December 31, 2010	1,334,125	$0.78	—	$—	25,000	$1.34

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

13. Note Receivable

On December 22, 2009 the Company entered into a Promissory Note (“Note”) in the amount of three million six hundred thirty thousand one hundred sixty four dollars ($3,630,164) with HEK Partners, LLC (“HEK”) in connection with a completed Engineering, Procurement and Construction Agreement (“EPC”) between Solar Tax Partners 1, LLC (“STP”) and the Company. The note receivable represented partial consideration for the total commitment due under the EPC of $19,557,000. HEK, the maker of the Note, is the managing partner of STP and has agreed to assume this obligation as part of its capital contribution to STP. HEK will make periodic payments under this Note with a payment of one million dollars ($1,000,000) on or before December 31, 2010 and thereafter will make annual payments, prior to the maturity date, in amounts equal to the percent (10%) of the outstanding principal balance on the Note, with a final payment due on December 31, 2016. Payments will be applied first to any fees or charges due under the Note, second to accrued interest and third to the principal balance. The Note bears interest of 6.5% per annum. The Note was issued in connection with a construction contract, which is accounted for using the financing method and accordingly is not recorded on the consolidated balance sheet as of December 31, 2009 (see Note 3).

On December 22, 2010, the Company entered into a Note Purchase and Sale Agreement, discounting the note receivable and receiving a cash payment of $1,000,000. The purchase price of the note was determined based on the present value of the obligation over the likely repayment period, the risk involved with the payment of such term, and the unsecured nature of the obligation, and the release of any claims against the Company by the issuer of the Note related to the finance structure and assumptions. As a result of the transaction, the note has been settled.

14. Asset Held for Sale

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

15. Loans Payable, Financing and Capital Lease Obligations

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

These minimum payments do not include $14,620,000 financing obligation for Aerojet 1 solar development.

16. Commitments and Contingencies

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

Guaranty — On December 22, 2009, in connection with an equity funding of our customer, STP of the Aerojet 1 project (see Note 3 and 8), the Company along with the STP’s other investors entered into a Guaranty (“Guaranty”) to provide the equity investor, Greystone Renewable Energy Equity Fund (“Greystone”), with certain guarantees, in part, to secure investment funds necessary to facilitate STP’s payment to the Company under the Engineering, Procurement and Construction Agreement (“EPC”). Specific guarantees made by the Company include the following in the event of the other investors’ failure to perform under the operating agreement:

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

•

Operating Deficit Loans — The Company would be required to loan Master Tenant or STP monies necessary to fund operations to the extent costs could not be covered by Master Tenant’s or STP’s cash inflows. The loan would be subordinated to other liabilities of the entity and earn no interest; and

•

Exercise of Put Options — At the option of Greystone, the Company may be required to fund the purchase by managing member of Greystone’s interest in Master Tenant under an option exercisable for 9 months following a 63 month period commencing with operations of the Facility. The purchase price would be equal to the greater of the fair value of Greystone’s equity interest in Master Tenant or $951,985.

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

17. Operating Risk

Concentrations of Credit Risk and Major Customers — A substantial percentage of the Company’s net revenue comes from sales made to a small number of customers and are typically sold on an open account basis. Details of customers accounting for 10% or more of total net sales for the years ended December 31, 2010 and 2009 are as follows (in thousands):

Customer	2010	2009
		(as restated)
Temescal Canyon RV, LLC	$7,659	$—
Bayer & Roach GmbH	—	5,857
Sun Technics Ltd.		6,473

	$7,659	$12,330

Details of the accounts receivable, and note receivable net of deferred revenue, and costs and estimated earnings in excess of billings on uncompleted contracts from the customers with the largest receivable balances (including all customers with accounts receivable balances of 10% or more of accounts receivable) at December 31, 2010 and 2009, respectively are (in thousands):

Customer	2010	2009
Temescal Canyon RV, LLC	$1,897	$—
Solar Tax Partners 2, LLC — costs and estimated earnings in excess of Billings on uncompleted projects	—	5,557

	$1,897	$5,557

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

Performance Guaranty

On December 18, 2009, the Company entered into a 10-year energy output guaranty related to the photovoltaic system installed at the Aerojet facility in Rancho Cordova, CA (see Notes 3 and 8). The guaranty provided for compensation to STP’s system lessee for shortfalls in production measured over a 12-month period. The Company believes that the probability of shortfalls is unlikely and if they should occur be covered under the provisions of its current panel and equipment warranty provisions.

18. Fair Value of Financial Instruments

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

19. Geographical Information

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

Contributions of the major activities, profitability information and asset information of the Company’s reportable segments for the years ended December 31, 2010 and 2009 are as follows:

	Year ended December 31, 2010		Year ended December 31, 2009
	(as restated, see Note 3)		(as restated, see Note 3)
Segment (in thousands)	Net sales	Income (loss)	Net Sales	Income (loss)
Photovoltaic installation, integration and sales	$32,036	$(10,501)	$32,771	$(8,576)
Cable, wire and mechanical assemblies	3,317	979	4,928	1,652

Segment total	35,353	(9,522)	37,699	(6,924)
Reconciliation to consolidated totals:
Sales eliminations	—	—	—	—

Consolidated totals

Net sales	$35,353		$37,699

Loss before taxes		$(9,522)		$(6,924)

	Year ended December 31, 2010		Year ended December 31, 2009
		(as restated, see Note 3)
Segment (in thousands)	Interest income	Interest expense	Interest income	Interest expense
Photovoltaic installation, integration and sales	$—	$(1,433)	$12	$(49)
Cable, wire and mechanical assemblies	—	—	—	—

Consolidated total	$—	$(1,433)	$12	$(49)

	Year ended December 31, 2010			Year ended December 31, 2009
	(as restated, see Note 3)		(as restated, see Note 3)	(as restated, see Note 3)
Segment (in thousands)	Identifiable assets	Capital expenditure	Depreciation and amortization	Identifiable assets	Capital expenditure	Depreciation and amortization
Photovoltaic installation, integration and sales	$35,273	$63	$1,261	$51,340	$14,905	$801
Cable, wire and mechanical assemblies	2,642	—	8	1,026	—	26

Consolidated total	$37,915	$63	$1,269	$52,366	$14,905	$827

Net sales by geographic location are as follows:

	Year ended December 31, 2010			Year ended December 31, 2009
	(as restated, see Note 3)		(as restated, see Note 3)	(as restated, see Note 3)		(as restated, see Note 3)
Segment (in thousands)	Photovoltaic installation, integration and sales	Cable, wire and mechanical assemblies	Total	Photovoltaic installation, integration and sales	Cable, wire and mechanical assemblies	Total
United States	$24,909	$2,313	$27,222	$10,182	$3,884	$14,066
Asia	236	—	236	6,630	—	6,630
Europe	6,733	—	6,733	13,001	—	13,001
Australia	—	—	—	2,958	—	2,958
Mexico	—	1,004	1,004	—	1,044	1,044
Other	158	—	158	—	—	—

Total	$32,036	$3,317	$35,353	$32,771	$4,928	$37,699

The location of the Company’s identifiable assets is as follows:

	Year ended December 31, 2010	Year ended December 31, 2009
Segment (in thousands)	(as restated, Note 3)	(as restated, see Note 3)
United States	$35,365	$46,273
China (including Hong Kong)	2,550	6,093

Total	$37,915	$52,366

Income tax expense (benefit) by geographic location is as follows:

	Year ended December 31, 2010	Year ended December 31, 2009
Segment (in thousands)
China (including Hong Kong)	$(144)	$43
United States	3	3

Total	$(141)	$46

20. Related Party Transactions

In the fourth quarter of 2009, the Company completed a system installation under an Engineering, Procurement and Construction Contract (“EPC”) entered into with STP(see Note 3 and 8). Subsequent to the end of fiscal 2009, Stephen C. Kircher, our Chief Executive Officer and Chairman of the Board, and his wife, Lari K. Kircher, as Co-Trustees of the Kircher Family Irrevocable Trust dated December 29, 2004 (“Trust”) was admitted as a member of STP. The trust made a capital contribution of $20,000 and received a 35% membership interest in STP. Stephen C. Kircher, as trustee of the Trust was appointed a co-manager of STP. Neither Stephen C. Kircher nor Lari K. Kircher are beneficiaries under the Trust.

21. Subsequent Events

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