Form 10-Q/A
period 2011-03-31
Solar Power, Inc.
filed 2012-04-16
CIK 1210618

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q/A

☒	Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2011

☐	Transition Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from                 to

Commission File Number 000-50142

SOLAR POWER, INC.

(Exact name of registrant as specified in its charter)

California	20-4956638
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification Number)

2240 Douglas Boulevard, Suite # 200 Roseville, California	95661-3857
(Address of Principal Executive Offices)	(Zip Code)

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

Explanatory Note

Solar Power, Inc. (the “Company”) is filing this Amendment No. 1 to its Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on May 16, 2011. This filing amends and restates our previously reported financial statements for the three month period ended March 31, 2011 and 2010 to reflect revised accounting treatment for a single solar development project under the financing method as opposed to the percentage of completion method as was previously reported, as discussed in Note 3 to the Condensed Consolidated Financial Statements.

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

In May 2009, the Company entered into a Power Purchase Agreement (“PPA”) with Aerojet General Corp. (“Aerojet”) to supply solar energy and commenced construction of a Solar Energy Facility (“SEF”). In September 2009, the Company transferred the partially completed SEF to Solar Tax Partners 1, LLC (“STP” or the “Buyer”), and entered into contracts with the Buyer to assign them the rights under the associated PPA, and complete construction of the SEF. The Company accounted for this transaction under the percentage of completion method in its third quarter 2009 Consolidated Financial Statements.

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

Prior to September 30, 2009, the only parties to the SEF arrangement were Aerojet and the Company, pursuant to the PPA. Since the Company had access to the Aerojet property under an implied easement and had completed a significant portion of the physical construction of the SEF, it was determined to be the owner of the partially completed SEF. Therefore, the Company reassessed the accounting treatment and determined that the project should be accounted for as a sale of real estate. As a result, while the Company maintains its continuing involvement, it will apply the financing method. The results of this change on the Consolidated Balance Sheet as of March 31, 2011, Consolidated Statements of Operations for the three months ended March 31, 2011 and 2010, and Consolidated Statements of Cash Flows for the three months ended March 31, 2011 and 2010, are discussed under Note 3 to the Condensed Consolidated Financial Statements.

This Amendment No. 1 amends and restates the following items of our Form 10-Q/A as affected by the revised accounting treatment for the solar development project: (i) Part I, Item 1 — Financial Statements; (ii) Part I, Item 2 — Management’s Discussion and Analysis of Financial Condition and Results of Operations; (iii) Part I, Item 4 — Controls and Procedures; and, (iv) Part II, Item 6 — Exhibits.

All information in our Quarterly Report on Form 10-Q/A for the three months ended March 31, 2011 and 2010, as amended by this Amendment No. 1, speaks as of the date of the original filing of our Form 10-Q for such periods and does not reflect any subsequent information or events, except as expressly noted in this Amendment No. 1 and except for Exhibits 31.1, 31.2, and 32. All information contained in this Amendment No. 1 is subject to updating and supplementing as provided in our reports, as amended, filed with the Securities and Exchange Commission subsequent to the date of the initial filing of our Quarterly Report on Form 10-Q for the three months ended March 31, 2011 and 2010.

PART I

FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

SOLAR POWER, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollars in thousands except for share data)

(unaudited)

	As of March 31, 2011	As of December 31, 2010
	(as restated, see Note 3)	(as restated, see Note 3)
ASSETS
Current assets:
Cash and cash equivalents	$26,287	$1,441
Accounts receivable, net of allowance for doubtful accounts of $62 and $28	6,326	5,988
Accounts receivable, related party	1,342	—
Costs and estimated earnings in excess of billings on uncompleted contracts	2,222	2,225
Inventories	6,302	4,087
Asset held for sale	6,669	6,669
Prepaid expenses and other current assets	677	702
Restricted cash	286	285

Total current assets	50,111	21,397
Goodwill	435	435
Restricted cash	455	1,059
Property, plant and equipment, net	14,749	15,024

Total assets	$65,750	$37,915

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$5,483	$6,055
Accrued liabilities	1,640	4,298
Income taxes payable	2	2
Billings in excess of costs and estimated earnings on uncompleted contracts	796	1,767
Loans payable and capital lease obligations	3,738	3,808

Total current liabilities	11,659	15,930
Loans payable, financing and capital lease obligations, net of current portion	14,640	14,633
Other liabilities	1,276	—

Total liabilities	27,575	30,563

Commitments and contingencies	—	—
Stockholders’ equity:
Preferred stock, 20,000,000 shares authorized, none issued and outstanding	22,228	—
Common stock, par $0.0001, 100,000,000 shares authorized, 95,128,523 and 52,292,576 shares issued and outstanding	10	5
Additional paid in capital	52,658	42,114
Accumulated other comprehensive loss	(251)	(240)
Accumulated deficit	(36,470)	(34,527)

Total stockholders’ equity	38,175	7,352

Total liabilities and stockholders’ equity	$65,750	$37,915

The accompanying notes are an integral part of these condensed financial statements.

SOLAR POWER, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Dollars in thousands except for share data)

(unaudited)

	For the Three Months Ended
	March 31, 2011	March 31, 2010
	(as restated, see Note 3)	(as restated, see Note 3)

Net sales	$5,750	$6,080
Cost of goods sold	5,134	5,405

Gross profit	616	675

Operating expenses:
General and administrative	1,569	2,013
Sales, marketing and customer service	471	1,093
Engineering, design and product management	131	205

Total operating expenses	2,171	3,311

Operating loss	(1,555)	(2,636)
Other income (expense):
Interest expense	(377)	(257)
Interest income	2	—
Other expense, net	(6)	(535)

Total other expense	(381)	(792)

Loss before income taxes	(1,936)	(3,428)
Income tax expense	7	3

Net loss	$(1,943)	$(3,431)

Net loss per common share:
Basic and Diluted	$(0.02)	$(0.07)

Weighted average number of common shares used in computing per share amounts:
Basic and Diluted	90,844,928	52,292,576

The accompanying notes are an integral part of these condensed financial statements.

SOLAR POWER, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

(unaudited)

	For the Three Months Ended
	March 31, 2011	March 31, 2010
	(as restated, see Note 3)	(as restated, see Note 3)

Cash flows from operating activities:
Net loss	$(1,943)	$(3,431)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation	286	360
Amortization	(4)	—
Stock-based compensation expense	56	99
Bad debt expense	39	2
Loss on disposal of fixed assets	—	2
Operating expense from solar system subject to financing obligation	13	29
Changes in operating assets and liabilities:
Accounts receivable	(1,719)	3,619
Costs and estimated earnings in excess of billing on uncompleted contracts	3	(1,823)
Inventories	(2,215)	(32)
Prepaid expenses and other current assets	25	138
Accounts payable	(572)	1,072
Income taxes payable	—	(6)
Billings in excess of costs and estimated earnings on uncompleted contracts	(971)	186
Accrued liabilities and other liabilities	(1,382)	(152)

Net cash (used in) provided by operating activities	(8,384)	63

Cash flows from investing activities:
Acquisitions of property, plant and equipment	(6)	(11)

Net cash used in investing activities	(6)	(11)

Cash flows from financing activities:
Proceeds from issuance of common and preferred stock, net	32,719	—
Decrease in restricted cash	603	—
Principal payments on loans payable and capital lease obligations	(75)	(83)

Net cash provided by (used in) financing activities	33,247	(83)

Effect of exchange rate changes on cash	(11)	(4)

Increase (decrease) in cash and cash equivalents	24,846	(35)
Cash and cash equivalents at beginning of period	1,441	3,136

Cash and cash equivalents at end of period	$26,287	$3,101

Supplemental disclosure of cash flow information:
Cash paid for interest	$131	$6

Cash paid for income taxes	$7	$9

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

Basis of Presentation

The accompanying condensed consolidated financial statements are unaudited and have been prepared in accordance with generally accepted accounting principles for interim financial information. They should be read in conjunction with the financial statements and related notes to the financial statements of Solar Power, Inc. for the years ended December 31, 2010 and 2009 appearing in the Company’s Form 10-K/A filed with the Securities and Exchange Commission (“SEC”) on April 16, 2012, respectively. The March 31, 2011 and 2010 unaudited interim Condensed Consolidated Financial Statements on Form 10-Q have been prepared pursuant to the rules and regulations of the SEC for smaller reporting companies. Certain information and note disclosures normally included in the annual financial statements on Form 10-K have been condensed or omitted pursuant to those rules and regulations, although the Company’s management believes the disclosures made are adequate to make the information presented not misleading. In the opinion of management, all adjustments, consisting of normal recurring adjustments (except for restatement related adjustments, in Note 3), necessary for a fair presentation of the results of operation for the interim periods presented have been reflected herein. The results of operations for the interim periods are not necessarily indicative of the results to be expected for the entire year.

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

Anti-dilutive Shares — Basic earnings per share are computed by dividing income attributable to common shareholders by the weighted-average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution of securities by adding other common stock equivalents, including common stock options, warrants, and restricted common stock, in the weighted average number of common shares outstanding for a period, if dilutive. Potentially dilutive securities are excluded from the computation if their effect is anti-dilutive. For the three months ended March 31, 2011 and 2010, potentially dilutive securities excluded from the computation of diluted earnings per share were approximately 88,911,000 and 29,163,000 respectively.

The following table illustrates the computation of the weighted average shares outstanding used in computing earnings per share in our financial statements:

	March 31, 2011	March 31, 2010
Weighted Average of Shares Outstanding
Basic	90,844,928	52,292,576
Dilutive effect of warrants outstanding	—	—
Dilutive effect of stock options outstanding	—	—
Diluted effect of convertible preferred stock outstanding	—	—

Diluted	90,844,928	52,292,576

Plant, plant and equipment — Property, plant and equipment is stated at cost including the cost of improvements. Maintenance and repairs are charged to expense as incurred. Depreciation and amortization are provided on the straight line method based on the estimated useful lives of the assets as follows:

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

For those projects where the Company is considered to be the owner, the project is accounted for under the rules of real estate accounting. In the event of a sale, the method of revenue recognition is determined by considering the extent of the buyer’s initial and continuing involvement. Generally, revenue is recognized at the time of title transfer if the buyers investment is sufficient to demonstrate a commitment to pay for the property and the Company does not have a substantial continuing involvement with the property. When continuing involvement is substantial and not temporary, the Company applies the financing method, whereby the asset remains on the balance sheet and the proceeds received are recorded as a financing obligation. When a sale is not recognized due to continuing involvement and the financing method is applied the Company records revenue and expenses related to the underlying operations of the asset in the Company’s Consolidated Financial Statements.

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

Performance Guaranty — On December 18, 2009, the Company entered into a 10-year energy output guaranty related to the photovoltaic system installed for Solar Tax Partners 1, LLC (“STP”) at the Aerojet facility in Rancho Cordova, California (“Aerojet 1”). The guaranty provides for compensation to STP’s system lessee for shortfalls in production related to the design and operation of the system, but excluding shortfalls outside the Company’s control such as government regulation. The Company believes that probability of shortfalls is unlikely and if they should occur are covered under the provisions of its current panel and equipment warranty provisions.

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

Aggregate net foreign currency transaction gains (losses) included in the statements of operations were $2,000 for the three months ended March 31, 2011 and $(535,000) for the three months ended March 31, 2010, primarily due to the fluctuations of the value of the Euro to the U.S. Dollar.

Comprehensive income (loss) — Comprehensive income, as defined, includes all changes in equity during the period from non-owner sources. Examples of items to be included in comprehensive income, which are excluded from net income, include foreign currency translation adjustments and unrealized gain (loss) of available-for-sale securities. For the three months ended March 31, 2011, comprehensive loss was $1,953,000 (as restated) composed of a net loss of $1,943,000 (as restated) and currency translation loss of $10,000. For the three months ended March 31, 2010, comprehensive loss was $3,431,000, (as restated) composed entirely of net loss.

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

3. Restatement

This filing amends and restates our previously reported consolidated financial statements for the three months period ended March 31, 2011 and 2010 to reflect revised accounting treatment for a single solar development project under the financing method for a sale of real estate as opposed to the percentage of completion method as was previously used.

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

Prior to September 30, 2009, the only parties to the SEF arrangement were Aerojet and the Company, pursuant to the PPA. The Company had access to the Aerojet property under an implied easement, had completed a significant portion of the physical construction of the SEF, and was therefore considered the owner of the partially completed SEF. Accordingly, the Company reassessed the accounting treatment and determined that the project should be accounted for as a sale of real estate. As a result, while the Company maintains its continuing involvement through guarantees given to the investor, it will apply the financing method.

The following tables disclose the impact of the changes on the Consolidated Balance Sheets as of March 31, 2011 and December 31, 2010, Consolidated Statements of Operations for three months ended March 31, 2011 and 2010, and Consolidated Statements of Cash Flows for three months ended March 31, 2011 and 2010:

Consolidated Balance Sheets	As of March 31, 2011			As of December 31, 2010
(Dollars in thousands)	As reported	Adjustments	As restated	As reported	Adjustments	As restated

Property, plant and equipment at cost, net	$826	$13,923	$14,749	$915	$14,109	$15,024

Total Assets	$51,827	$13,923	$65,750	$23,806	$14,109	$37,915

Loans payable, financing and capital lease obligations, net of current portion	$8	$14,632	$14,640	$13	$14,620	$14,633

Total liabilities	$12,943	$14,632	$27,575	$15,943	$14,620	$30,563

Accumulated deficit	$(35,761)	$(709)	$(36,470)	$(34,016)	$(511)	$(34,527)

Total stockholders’ equity	$38,884	$(709)	$38,175	$7,863	$(511)	$7,352

Total liabilities and stockholders’ equity	$51,827	$13,923	$65,750	$23,806	$14,109	$37,915

Consolidated Statements of Operations
(Dollars in thousands)	For three months ended March 31, 2011			For three months ended March 31, 2010
	As reported	Adjustments	As restated	As reported	Adjustments	As restated

Net Sales	$5,490	$260	$5,750	$5,833	$247	$6,080

Cost of goods sold	$4,938	196	$5,134	$5,209	$196	$5,405

Gross Profit	$552	64	$616	$624	$51	$675

General and administrative	$1,553	16	$1,569	$1,998	$15	$2,013

Operating loss	$(1,603)	48	$(1,555)	$(2,672)	$36	$(2,636)

Interest expense	$(131)	(246)	$(377)	$(6)	$(251)	$(257)

Net loss	$(1,745)	(198)	$(1,943)	$(3,216)	$(215)	$(3,431)

Loss per Share — Basic & Diluted	$(0.02)	(0.00)	$(0.02)	$(0.06)	$(0.00)	$(0.07)

Consolidated Statements of Cash Flows
(Dollars in thousands)	For the three months ended
	March 31, 2011			March 31, 2010
	As reported	Adjustments	As restated	As reported	Adjustments	As restated

Net loss	$(1,745)	(198)	$(1,943)	$(3,216)	$(215)	$(3,431)

Depreciation	$100	186	$286	$174	186	$360

Operating expense from solar system assets subject to financing obligation	$—	13	$13	$—	29	$29

Net cash (used in) provided by operating activities	$(8,385)	1	$(8,384)	$63	—	$63

Effect of exchange rate changes on cash	$(10)	(1)	$(11)	$(4)	—	$(4)

The effect of the restatement on the consolidated statements of stockholders’ equity and comprehensive loss for the three months ended March 31, 2011 and 2010 is $(198,000) and $(215,000), respectively.

4. Recently Issued Accounting Pronouncements

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

5. Restricted Cash

At March 31, 2011, the Company had restricted bank deposits of $741,000. The restricted bank deposits consist of $400,000 as a reserve pursuant to our guarantees of STP with the bank providing the debt financing on their Aerojet 1 solar generating facility (see Note 8 — Property, Plant and Equipment), $286,000 as a reserve pursuant to our loan agreement with the bank providing the debt financing for the solar generating facility owned by our subsidiary, Solar Tax Partners 2, LLC, $20,000 securing our corporate credit card and $35,000 as retention by our bank for our merchant credit card services.

At December 31, 2010, the Company had restricted bank deposits of $1,344,000. The restricted bank deposits consist of $1,004,000 as a reserve pursuant to our guarantees of STP with the bank providing the debt financing on their solar generating facility, $285,000 as a reserve pursuant to our loan agreement with the bank providing the debt financing for the solar generating facility owned by our subsidiary, Solar Tax Partners 2, LLC, $20,000 securing our corporate credit card and $35,000 as retention by our bank for our merchant credit card service.

6. Inventories

Inventories consisted of the following (in thousands):

	March 31, 2011	December 31, 2010
Raw material	$1,016	$2,008
Finished goods	5,134	2,079
Work in process	152	—

	$6,302	$4,087

7. Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consisted of the following (in thousands):

	March 31, 2011	December 31, 2010
Rental, equipment and utility deposits	$152	$177
Supplier deposits	—	24
Value added tax — recoverable	65	—
Insurance	75	94
Advertising	105	105
Taxes	37	141
Loan fees	93	96
Commissions	115	—
Other	35	65

	$677	$702

8. Property, Plant and Equipment

In 2009, the Company capitalized a photovoltaic (“PV”) solar system relating to the Aerojet 1 solar development project along with the associated financing obligation, recorded under loans payable, financing and capital lease obligations on its consolidated financial statements. Due to certain guarantee arrangements as disclosed in Note 15 — Commitments and Contingencies, the Company will continue to record this solar system within its property, plant and equipment with its associated financing obligation in loans payable and capital lease obligations as long as it maintains its continuing involvement with this project. The income and expenses relating to the underlying operation of the Aerojet 1 project are recorded in the Company’s consolidated financial statements. The Company has restricted bank deposits of $400,000 as a reserve pursuant to guarantees with the bank providing the debt financing on this project as disclosed in Note 5 — Restricted Cash.

Property, plant and equipment consisted of the following (in thousands):

	March 31, 2011	December 31, 2010
	(as restated, see Note 3)	(as restated, see Note 3)
PV solar system	$14,852	$14,852
Plant and machinery	693	686
Furniture, fixtures and equipment	347	351
Computers and software	1,451	1,437
Trucks	118	118
Leasehold improvements	404	402

Total cost	17,865	17,846
Less: accumulated depreciation	(3,116)	(2,822)

	$14,749	$15,024

Depreciation expense for the three months ended March 31, 2011 and 2010 was $286,000 and $360,000, respectively.

9. Accrued Liabilities and Other Liabilities

Accrued liabilities consisted of the following (in thousands):

	March 31, 2011	December 31, 2010
Accrued payroll and related costs	$308	$462
Sales tax payable	5	965
Warranty reserve — current portion	200	1,542
Customer deposits	456	368
Deposits — other	409	—
Accrued financing costs	—	578
Accrued guaranty reserve	124	127
Accrued interest	13	—
Other	125	256

	$1,640	$4,298

Other liabilities consisted of the following (in thousands):

	March 31, 2011	December 31, 2010
Warranty reserve — long-term portion	$1,276	$—

	$1,276	$—

10. Stockholders’ Equity

Pursuant to a SPA dated January 5, 2011, on January 10, 2011, the Company and LDK consummated the transactions contemplated by the First Closing of the SPA whereby the Company issued 42,835,947 shares of Common Stock for an aggregate purchase price of $10,709,000. Proceeds recorded in stockholders’ equity are net of issuance costs of $218,000. Such shares represent approximately 44.9% of the Company’s outstanding Common Stock.

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

11. Income Taxes

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

12. Stock-based Compensation

The Company measures the stock-based compensation costs of share-based compensation arrangements based on the grant-date fair value and recognizes the costs in the financial statements over the employee requisite service period.

The following table summarizes the consolidated stock-based compensation expense, by type of awards for the three months ended March 31, 2011 and 2010 (in thousands):

	For Three Months Ended
	March 31, 2011	March 31, 2010
Employee stock options	$48	$91
Stock grants	8	8

Total stock-based compensation expense	$56	$99

The following table summarizes the consolidated stock-based compensation by line item for the three months ended March 31, 2011 and 2010 (in thousands):

	For Three Months Ended
	March 31, 2011	March 31, 2010
General and administrative	$36	$50
Sales, marketing and customer service	15	25
Engineering, design and product management	5	24

Total stock-based compensation expense	56	99
Tax effect on stock-based compensation expense	—	—

Total stock-based compensation expense after taxes	$56	$99

Effect on net loss per share: Basic and diluted	$0.00	$0.00

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

Assumptions used in the determination of the fair value of share-based payment awards using the Black-Scholes-Merton model for stock option grants during the three months ended March 31, 2011 and 2010 were as follows:

	2011 Service-based	2010 Service-based
Expected term	N/A	3.0-3.75
Risk-free interest rate	N/A	1.47%
Volatility	N/A	54%
Dividend yield	N/A	0%

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

13. Asset Held for Sale

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

14. Loan Payable

On June 1, 2010, the Company and Five Star Bank (“Five Star”) entered into a Loan Agreement (the “Loan Agreement”). Under the Loan Agreement, Five Star agreed to advance a loan in an amount equal to $3,899,000 at an interest rate equal to 8.00% per annum. The Loan Agreement is evidenced by a Promissory Note, which is payable in 120 equal monthly payments of $48,000, commencing on July 15, 2010 through the maturity date of the loan, which is June 15, 2020. Borrowings under the Loan Agreement are secured by (i) a blanket security interest in the assets, and (ii) a first priority lien on the easement interest, improvements, and fixtures and other real and personal property related thereto located on the property described in the Loan Agreement. The primary asset is a power generating facility recorded as an asset held for sale which is discussed in Note 12 above. The loan payable of $3,715,000 has been recorded as a current liability in the March 31, 2011 consolidated balance sheets since if the facility is sold the loan could contractually be required to be paid, and the facility is expected to be sold within twelve months.

15. Commitments and Contingencies

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

Guarantee — On December 22, 2009, in connection with an equity funding of STP related to the Aerojet 1 project (see Notes 3 and 8), the Company along with STP’s other investors entered into a Guaranty (“Guaranty”) to provide the equity investor, Greystone Renewable Energy Equity Fund (“Greystone”), with certain guarantees, in part, to secure investment funds necessary to facilitate STP’s payment to the Company under the Engineering, Procurement and Construction Agreement (“EPC”). Specific guarantees made by the Company include the following in the event of the other investors’ failure to perform under the operating agreement:

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

The Company has recorded on its consolidated balance sheet the fair value of the guarantees, at their estimated fair value of $142,000. This amount, less related amortization, is included in Accrued liabilities.

16. Operating Risk

Concentrations of Credit Risk and Major Customers — A substantial percentage of the Company’s net revenue comes from sales made to a small number of customers and typically are made on an open account basis. Details of customers accounting for 10% or more of total net sales for the three months ended March 31, 2011 and 2010, respectively are as follows (in thousands):

	Three Months Ended
Customer	March 31, 2011	March 31, 2010
KDC Solar	$1,218	$—
Temescal Canyon RV Park	835	—
DRI, Inc	588	—
LDK (Note 18)	760	—
Siemens Transportation	—	830
Solarmarkt Sued GmbH	—	743
Beutler Corporation	—	770

Details of customers representing 10% or more of accounts receivable balances and costs and estimated earnings in excess of billings on uncompleted contracts at March 31, 2011 and December 31, 2010, respectively are (in thousands):

Customer	March 31, 2011	March 31, 2010
Temescal Canyon RV Park	$2,582	$1,897

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

18. Segment and Geographical Information

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

Contributions of the major activities, profitability information and asset information of the Company’s reportable segments for the three months ended March 31, 2011 and 2010 are as follows:

	Three Months Ended March 31, 2011		Three Months Ended March 31, 2010
	(as restated, see Note 3)		(as restated, see Note 3)
Segment (in thousands)	Net sales	Income (loss) before taxes	Net sales	Income (loss) before taxes

Photovoltaic installation, integration and sales	$5,128	$(2,216)	$4,575	$(3,937)
Cable, wire and mechanical assemblies	622	280	1,505	509

Segment total	5,750	(1,936)	6,080	(3,428)
Reconciliation to consolidated totals:
Sales eliminations	—	—	—	—

Consolidated totals	$5,750	$(1,936)	$6,080	$(3,428)

	For the Three Months Ended March 31, 2011		For the Three Months Ended March 31, 2010
	(as restated, see Note 3)		(as restated, see Note 3)
Segment (in thousands)	Interest income	Interest expense	Interest income	Interest expense
Photovoltaic installation, integration and sales	$2	$377	$—	$257
Cable, wire and mechanical assemblies	—	—	—	—

Consolidated total	$2	$377	$—	$257

	March 31, 2011			December 31, 2010
	(as restated, see Note 3)			(as restated, see Note 3)
Segment (in thousands)	Identifiable assets	Capital expenditure	Depreciation and amortization	Identifiable assets	Capital expenditure	Depreciation and amortization
Photovoltaic installation, integration and sales	$64,880	$6	$284	$35,273	$63	$1,261
Cable, wire and mechanical assemblies	870	—	2	2,642	—	8

Consolidated total	$65,750	$6	$286	$37,915	$63	$1,269

The locations of the Company’s identifiable assets are as follows:

Location (in thousands)	March 31, 2011	December 31, 2010
	(as restated, see Note 3)	(as restated, see Note 3)
United States	$62,464	$35,365
China (including Hong Kong)	3,286	2,550

Total	$65,750	$37,915

Sales by geographic location for the Company’s reportable segments are as follows:

	For the Three Months Ended March 31, 2011			For the Three Months Ended March 31, 2010
	(as restated, see Note 3)			(as restated, see Note 3)
Location (in thousands)	Photovoltaic installation, integration and sales	Cable, wire and mechanical assemblies	Total	Photovoltaic installation, integration and sales	Cable, wire and mechanical assemblies	Total
United States	$4,316	$622	$4,938	$3,003	$960	$3,969
Asia	812	—	812	173	—	173
Europe	—	—	—	1,377	—	1,377
Mexico	—	—	—	—	545	545
Other	—	—	—	22	—	22

Total	$5,128	$622	$5,750	$4,575	$1,505	$6,080

Income tax expense by geographic location is as follows:

Location (in thousands)	March 31, 2011	March 31, 2010
	(as restated, see Note 3)	(as restated, see Note 3)
United States	$7	$3
China (including Hong Kong)	—	—

Total	$7	$3

19. Related Parties

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

20. Litigation

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

Item 2.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Factors That May Affect Future Results

This Amendment No. 1 to the Quarterly Report on Form 10-Q/A and other written reports and oral statements made from time to time by the Company may contain so-called “forward-looking statements,” all of which are subject to risks and uncertainties. One can identify these forward-looking statements by their use of words such as “expects,” “plans,” “will,” “estimates,” “forecasts,” “projects” and other words of similar meaning. One can identify them by the fact that they do not relate strictly to historical or current facts. These statements are likely to address the Company’s growth strategy, financial results and product and development programs. One must carefully consider any such statement and should understand that many factors could cause actual results to differ from the Company’s forward-looking statements. These factors include inaccurate assumptions and a broad variety of other risks and uncertainties, including some that are known and some that are not. No forward-looking statement can be guaranteed and actual future results may vary materially. The Company does not assume the obligation to update any forward-looking statement. One should carefully evaluate such statements in light of factors described in the Company’s filings with the SEC, especially the Company’s Annual Report on Form 10-K (as amended) and the Company’s Quarterly Reports on Form 10-Q. In various filings the Company has identified important factors that could cause actual results to differ from expected or historic results. One should understand that it is not possible to predict or identify all such factors. Consequently, the reader should not consider any such list to be a complete list of all potential risks or uncertainties.

The following discussion is presented on a consolidated basis, and analyzes our financial condition and results of operations (as restated) for the three months ended March 31, 2011 and 2010.

Unless the context indicates or suggests otherwise, reference to “we”, “our”, “us” and the “Company” in this section refers to the consolidated operations of Solar Power, Inc. and its subsidiaries.

Restatement of Financial Statements

This filing amends and restates our previously reported consolidated financial statements for the three months period ended March 31, 2011 and 2010 to reflect revised accounting treatment for a single solar development project under the financing method for a sale of real estate as opposed to the percentage of completion method as was previously used.

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

In May 2009, the Company entered into a Power Purchase Agreement (“PPA”) with Aerojet General Corp. (“Aerojet”) to supply solar energy and commenced construction of a Solar Energy Facility (“SEF”). In September 2009, the Company transferred the partially completed SEF to Solar Tax Partners 1, LLP (“STP”), and entered into contracts with the Buyer to assign them the rights under the associated PPA, and complete construction of the SEF. The Company accounted for this transaction under the percentage of completion method in its third quarter 2009 consolidated financial statements.

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

Prior to September 30, 2009, the only parties to the SEF arrangement were Aerojet and the Company, pursuant to the PPA. The Company had access to the Aerojet property under an implied easement, had completed a significant portion of the physical construction of the SEF, and was therefore considered the legal owner of the partially completed SEF. Accordingly, the Company reassessed the accounting treatment and determined that the project should be accounted for as a sale of real estate. As a result, while the Company maintains its continuing involvement, it will apply the financing method.

The following tables disclose the impact of the changes on the Consolidated Balance Sheets as of March 31, 2011, Consolidated Statements of Operations for the three months ended March 31, 2011 and 2010, and on the Consolidated Statements of Cash Flows for the three months ended March 31, 2011 and 2010:

Consolidated Balance Sheets	As of March 31, 2011			As of December 31, 2010
(Dollars in thousands)	As reported	Adjustments	As restated	As reported	Adjustments	As restated

Property, plant and equipment at cost, net	$826	$13,923	$14,749	$915	$14,109	$15,024

Total Assets	$51,827	$13,923	$65,750	$23,806	$14,109	$37,915

Loans payable, financing and capital lease obligations, net of current portion	$8	$14,632	$14,640	$13	$14,620	$14,633

Total liabilities	$12,943	$14,632	$27,575	$15,943	$14,620	$30,563

Accumulated deficit	$(35,761)	$(709)	$(36,470)	$(34,016)	$(511)	$(34,527)

Total stockholders’ equity	$38,884	$(709)	$38,175	$7,863	$(511)	$7,352

Total liabilities and stockholders’ equity	$51,827	$13,923	$65,750	$23,806	$14,109	$37,915

Consolidated Statements of Operations
(Dollars in thousands)	For three months ended March 31, 2011			For three months ended March 31, 2010
	As reported	Adjustments	As restated	As reported	Adjustments	As restated

Net Sales	$5,490	$260	$5,750	$5,833	$247	$6,080

Cost of goods sold	$4,938	$196	$5,134	$5,209	$196	$5,405

Gross Profit	$552	$64	$616	$624	$51	$675

General and administrative	$1,553	$16	$1,569	$1,998	$15	$2,013

Operating loss	$(1,603)	$48	$(1,555)	$(2,672)	$36	$(2,636)

Interest expense	$(131)	$(246)	$(377)	$(6)	$(251)	$(257)

Net loss	$(1,745)	$(198)	$(1,943)	$(3,216)	$(215)	$(3,431)

Loss per Share — Basic & Diluted	$(0.02)	$(0.00)	$(0.02)	$(0.06)	$(0.00)	$(0.07)

Consolidated Statements of Cash Flows
(Dollars in thousands)	For the three months ended
	As of March 31, 2011			As of March 31, 2010
	As reported	Adjustments	As restated	As reported	Adjustments	As restated

Net loss	$(1,745)	(198)	$(1,943)	$(3,216)	$(215)	$(3,431)

Depreciation	$100	186	$286	$174	186	$360

Operating expense from solar system assets subject to financing obligation	$—	13	$13	$—	29	$29

Net cash (used in) provided by operating activities	$(8,385)	1	$(8,384)	$63	—	$63

Effect of exchange rate changes on cash	$(10)	(1)	$(11)	$(4)	—	$(4)

The effect of the restatement on the consolidated statements of stockholders’ equity and comprehensive loss for the three months ended March 31, 2011 and 2010 is $(198,000) and $(215,000), respectively.

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

For those projects where the Company is considered to be the owner, the project is accounted for under the rules of real estate accounting. In the event of a sale, the method of revenue recognition is determined by considering the extent of the buyer’s initial and continuing involvement. Generally, revenue is recognized at the time of title transfer if the buyers investment is sufficient to demonstrate a commitment to pay for the property and the Company does not have a substantial continuing involvement with the property. When continuing involvement is substantial and not temporary, the Company applies the financing method, whereby the asset remains on the balance sheet and the proceeds received are recorded as a financing obligation. When a sale is not recognized due to continuing involvement and the financing method is applied the Company records revenue and expenses related to the underlying operations of the asset in the Company’s consolidated financial statements.

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

Performance Guaranty — On December 18, 2009, the Company entered into a 10-year energy output guaranty related to the photovoltaic system installed for Solar Tax Partners 1, LLC (“STP”) at the Aerojet facility in Rancho Cordova, CA. The guaranty provides for compensation to STP’s system lessee for shortfalls in production related to the design and operation of the system, but excluding shortfalls outside the Company’s control such as government regulation. The Company believes that probability of shortfalls is unlikely and if they should occur are covered under the provisions of its current panel and equipment warranty provisions.

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

Results of Operations

Three Months Ended March 31, 2011 (as restated), as compared to Three Months Ended March 31, 2010 (as restated)

Net Sales

Net sales for the three months ended March 31, 2011 decreased 5.4% to $5,750,000 from $6,080,000 for the three months ended March 31, 2010.

Net sales for the three months ended March 31, 2011, in the photovoltaic installation, integration and product sales segment, increased 12.1% to $5,128,000 from $4,575,000 for the three months ended March 31, 2010. The increase in sales in the photovoltaic installation, integration and product sales segment was primarily due to larger system development projects in construction as the Company concentrates on development of utility scale and larger distributive generation projects. The Company expects installation and integration revenues will increase during subsequent quarters as new projects under development begin the installation phase.

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

Cost of Goods Sold

Cost of goods sold was $5,134,000 (89.3% of net sales) and $5,405,000 (88.9% of net sales) for the three months ended March 31, 2011 and 2010, respectively.

Cost of goods sold in the photovoltaic installation, integration and product sales segment was $4,792,000 (83.3% of net sales) for the three months ended March 31, 2011 compared to $4,445,000 (73.1% of net sales) for the three months ended March 31, 2010. The decrease in costs of goods sold as a percentage of sales over the comparative period is attributable to the increase in construction activity on larger photovoltaic installations as the Company concentrates on utility scale and larger distributive generation projects and moves away from product sales. This trend is expected to continue in future quarters during fiscal 2011.

Cost of goods sold in the cable, wire and mechanical assembly segment were $342,000 (5.9% of net sales) for the three months ended March 31, 2011 compared to $960,000 (15.8% of net sales) for the three months ended March 31, 2010. The decrease is attributable to product mix during the quarter. The Company expects that costs will continue to vary with product mix in this segment.

General and Administrative Expense

General and administrative expense was $1,569,000 (27.3% of net sales) and $2,013,000 (33.1% of net sales) for the three months ended March 31, 2011 and 2010, respectively, a decrease of 22.1%. The decrease in costs for the three months ended March 31, 2011 over the comparative period is primarily due to decreases in employee-related costs and operating expenses primarily due to the change in our manufacturing operations to outsourcing from external sources and the discontinuance of our residential photovoltaic installation operations. Significant elements of general and administrative expense for the three months ended March 31, 2011 were employee related expenses of $659,000, professional and consulting fees of $425,000, rent, telephone and utilities of $93,000, travel and lodging of $31,000, depreciation expense of $286,000 and stock-based compensation expense of $36,000. Significant elements of general and administrative expense for the three months ended March 31, 2010 were employee related expenses of $881,000, professional and consulting fees of $513,000, rent, telephone and utilities of $130,000, travel and lodging of $47,000, depreciation expense of $105,000 and stock-based compensation expense of $50,000. The Company expects that due to its cost reduction efforts, general and administrative expense will remain at current levels in the future as a percentage of sales.

Sales, Marketing and Customer Service Expense

Sales, marketing and customer service expense was $471,000 (8.2% of net sales) and $1,093,000 (18.0% of net sales) for the three months ended March 31, 2011 and 2010, respectively, a decrease of 56.9%. The decrease in sales, marketing and customer service expense over the comparative period was primarily due to decreases in employee-related expenses, commission expense and consulting fees as a result of overall corporate reorganization and discontinuance of residential photovoltaic installations. Significant elements of sales, marketing and customer service expense for the three months ended March 31, 2011 were employee-related expense of $219,000, advertising expense of $16,000, stock-based compensation expense of $15,000, commission expense of $66,000, rent, telephone and utilities of $38,000, customer care costs of $5,000 and travel expenses of $20,000. Significant elements of sales, marketing and customer service expense for the three months ended March 31, 2010 were employee related expense of $469,000, advertising expense of $61,000, stock-based compensation expense of $25,000, commission expense of $194,000, rent, telephone and utilities of $63,000, consulting fees $158,000, customer care costs of $31,000 and travel expenses of $35,000. The Company expects that sales, marketing and customer service expense will continue at current levels in future periods as a percentage of sales.

Engineering, design and product management

Engineering, design and product management expense was $131,000 (2.3% of net sales) and $205,000 (3.4% of net sales) for the three months ended March 31, 2011 and 2010, respectively. The decrease in engineering, design and product management costs primarily related to decreases in employee and professional fee costs. Significant elements of product development expense for the three months ended March 31, 2011 were employee-related expense of $138,000. Significant elements of product development expense for the three months ended March 31, 2010 were employee related expense of $180,000 and stock-based compensation costs of $24,000.The Company expects that product development costs will continue at their current dollar value run rate in fiscal 2011.

Interest income / expense, net

Interest expense, net, was $375,000 and $257,000 for the three months ended March 31, 2011 and 2010, respectively. Interest expense for the three months ended March 31, 2011, consisted of interest expense of $250,000 on the Company’s capital lease and loans payable, $49,000 to suppliers on accounts payable financing and $77,000 on the loan financing for the Company’s power generation facility recorded as an asset held for sale, offset by earnings on the Company’s bank deposits of $2,000. The Company expects that this expense will vary during 2011 depending on the utilization of debt financing in its operations.

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

Liquidity and Capital Resources

A summary of the sources and uses of cash and cash equivalents is as follows:

	For the three months ended
(in thousands)	March 31, 2011	March 31, 2010
	(as restated, see Note 3)	(as restated, see Note 3)
Net cash (used in) provided by operating activities	$(8,384)	$63
Net cash used in investing activities	(6)	(11)
Net cash provided by (used in) financing activities	33,247	(83)
Effect of exchange rate changes on cash	(11)	(4)

Net increase (decrease) in cash and cash equivalents	$24,846	$(35)

As of March 31, 2011 and December 31, 2010, we had $26,287,000 and $1,441,000 in cash and cash equivalents, respectively.

Net cash used in operating activities of $8,384,000 for the three months ended March 31, 2011 included a net loss of $1,943,000, offset in part by non-cash items included in net loss, consisting of depreciation and amortization of $286,000 related to property and equipment, stock-based compensation expense of $56,000 and bad debt expense of $39,000 primarily due to the uncertainty collectability of a receivable from one customer. Also contributing to cash used in operating activities were an increase in our accounts receivable of $1,719,000 as a result of extended terms given to one solar photovoltaic business customer, an decrease in costs and estimated earnings in excess of billing on uncompleted contracts of $3,000 on large construction projects, an increase in inventories of $2,215,000 due to procurement of material not yet installed on construction projects, an decrease in prepaid expenses and other current assets of $25,000, a decrease in accounts payable of $572,000, a decrease in billings in excess of costs and estimated earnings on uncompleted contracts of $971,000 and a decrease in accrued and other liabilities of $1,382,000.

Net cash used in investing activities of $6,000 for the three months ended March 31, 2011 relates to acquisition of property, plant and equipment.

Net cash provided by financing activities was $33,247,000 for the three months ended March 31, 2011 and resulted primarily from net proceeds received from the issuance of common and preferred stock under a Stock Purchase Agreement dated January 5, 2011 to LDK Solar Co., Ltd. of $32,719,000, and $603,000 reduction of restricted cash relating to the reserve account for the guarantee of financing for our customer STP, offset by $75,000 of payments on loans payable and capital lease obligations.

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

Off-Balance Sheet Arrangements

None.

Item 4.

Controls and Procedures

Evaluation of Disclosure Controls and Procedures

At the time that our Quarterly Report on Form 10-Q for the three months ended March 31, 2011 was filed on May 16, 2011, our Chief Executive Officer and then Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2011. Subsequent to that evaluation, in connection with the restatement and filing of this Quarterly Report on Form 10-Q/A, our management, including our Chief Executive Officer and current Chief Financial Officer, concluded that our disclosure controls and procedures were not effective as of March 31, 2011 because of a material weakness in internal control over the selection and application of accounting policies for complex and non-routine transaction related to the solar development project initiated in 2009. Refer to Note 3 to the Condensed Consolidated Financial Statements for further discussion.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Amendment No. 1 to the report on Form 10-Q/A to be signed on its behalf by the undersigned, thereunto duly authorized.

SOLAR POWER, INC.

Date: April 16, 2012	/s/ James R. Pekarsky
James R. Pekarsky,
Chief Financial Officer (Principal Accounting Officer and Principal Financial Officer)