Form 10-Q/A
period 2011-06-30
Solar Power, Inc.
filed 2012-04-16
CIK 1210618

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

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 184,413,923 shares of $0.0001 par value common stock outstanding as of March 22, 2012.

Explanatory Note

Solar Power, Inc. (the “Company”) is filing this Amendment No. 1 to its Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on August 15, 2011. This filing amends and restates our previously reported financial statements for the three and six month periods ended June 30, 2011 and 2010 to reflect revised accounting treatment for a single solar development project under the financing method as opposed to the percentage of completion method as was previously reported, as discussed in Note 3 to the Condensed Consolidated Financial Statements.

Based on its review, the management determined that the Company improperly recognized revenue at the date of the initial sale on a solar development project initiated in 2009 under the percentage of completion method for construction work for the new owner. The transaction should have been accounted for in accordance with accounting standards for sales of real estate and due to continuing involvement with the project after the transaction, no sale should have been recognized. Instead the transaction should have been accounted for using the financing method.

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

Prior to September 30, 2009, the only parties to the SEF arrangement were Aerojet and the Company, pursuant to the PPA. Since the Company had access to the Aerojet property under an implied easement and had completed a significant portion of the physical construction of the SEF, it was determined to be the owner of the partially completed SEF. Therefore, the Company reassessed the accounting treatment and determined that the project should be accounted for as a sale of real estate. As a result, while the Company maintains its continuing involvement, it will apply the financing method. The results of this change on the Consolidated Balance Sheet as of June 30, 2011, Consolidated Statements of Operations for the three months and six months ended June 30, 2011 and 2010, and Consolidated Statements of Cash Flows for the six months ended June 30, 2011 and 2010, are discussed under Note 3 to the Condensed Consolidated Financial Statements.

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

All information in our Quarterly Report on Form 10-Q/A for the three months and six months ended June 30, 2011 and 2010, as amended by this Amendment No. 1, speaks as of the date of the original filing of our Form 10-Q for such periods and does not reflect any subsequent information or events, except as expressly noted in this Amendment No. 1 and except for Exhibits 31.1, 31.2, and 32. All information contained in this Amendment No. 1 is subject to updating and supplementing as provided in our reports, as amended, filed with the Securities and Exchange Commission subsequent to the date of the initial filing of our Quarterly Report on Form 10-Q for the three and six months ended June 30, 2011 and 2010.

PART I

FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

SOLAR POWER, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollars in thousands except for share data)

(unaudited)

	As of June 30, 2011	As of December 31, 2010
	(as restated, see Note 3)	(as restated, see Note 3)
ASSETS
Current assets:
Cash and cash equivalents	$18,479	$1,441
Accounts receivable, net of allowance for doubtful accounts of $56 and $28	9,670	5,988
Accounts receivable, related party	2,034	—
Costs and estimated earnings in excess of billings on uncompleted contracts	2,656	2,225
Costs and estimated earnings in excess of billings on uncompleted contracts, related party	5,033	—
Inventories, net	14,254	4,087
Asset held for sale	6,269	6,669
Prepaid expenses and other current assets	806	702
Restricted cash	250	285

Total current assets	59,451	21,397
Goodwill	435	435
Restricted cash	455	1,059
Property, plant and equipment, net	14,503	15,024

Total assets	$74,844	$37,915

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$3,925	$6,055
Accounts payable, related party	9,380	—
Accrued liabilities	2,092	4,298
Income taxes payable	2	2
Billings in excess of costs and estimated earnings on uncompleted contracts	3,241	1,767
Loans payable and capital lease obligations	4,517	3,808

Total current liabilities	23,157	15,930
Loans payable, financing and capital lease obligations, net of current portion	14,321	14,633
Other liabilities	1,379	—

Total liabilities	38,857	30,563

Commitments and contingencies	—	—
Stockholders’ equity:
Preferred stock, par $0.0001, 20,000,000 shares authorized, 0 issued and outstanding	—	—
Common stock, par $0.0001, 250,000,000 shares authorized, 184,013,923 and 52,292,576 shares issued and outstanding	18	5
Additional paid in capital	74,969	42,114
Accumulated other comprehensive loss	(277)	(240)
Accumulated deficit	(38,723)	(34,527)

Total stockholders’ equity	35,987	7,352

Total liabilities and stockholders’ equity	$74,844	$37,915

The accompanying notes are an integral part of these condensed financial statements.

SOLAR POWER, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Dollars in thousands except for share data)

(unaudited)

	For Three Months Ended		For the Six Months Ended
	June 30, 2011	June 30, 2010	June 30, 2011	June 30, 2010
	(as restated, see Note 3)	(as restated, see Note 3)	(as restated, see Note 3)	(as restated, see Note 3)

Net Sales:
Net sales	$10,159	$11,523	$15,149	$17,602
Net sales, related party	5,369	—	6,129	—

Total net sales	15,528	11,523	21,278	17,602

Cost of goods sold:
Cost of goods sold	9,205	10,033	13,579	15,439
Cost of goods sold, related party	4,653	—	5,413	—

Total cost of goods sold	13,858	10,033	18,992	15,439

Gross profit	1,670	1,490	2,286	2,163

Operating expenses:
General and administrative	1,930	2,381	3,499	4,394
Sales, marketing and customer service	916	965	1,387	2,058
Engineering, design and product management	209	379	341	583
Impairment charge	400	—	400	—

Total operating expenses	3,455	3,725	5,627	7,035

Operating loss	(1,785)	(2,235)	(3,341)	(4,872)
Other income (expense):
Interest expense	(523)	(286)	(900)	(542)
Interest income	21	—	23	—
Other income, net	37	(650)	32	(1,185)

Total other expense	(465)	(936)	(845)	(1,727)

Loss before income taxes	(2,250)	(3,171)	(4,186)	(6,599)
Income tax expense	3	—	10	3

Net loss	$(2,253)	$(3,171)	$(4,196)	$(6,602)

Net loss per common share
Basic and Diluted	$(0.02)	$(0.06)	$(0.04)	$(0.13)

Weighted average number of common shares used in computing per share amounts
Basic and Diluted	102,926,965	52,292,576	96,919,322	52,292,576

The accompanying notes are an integral part of these condensed financial statements.

SOLAR POWER, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

(unaudited)

	For the Six Months Ended
	June 30, 2011	June 30, 2010
	(as restated, see Note 3)	(as restated, see Note 3)
Cash flows from operating activities:
Net loss	$(4,196)	$(6,602)
Adjustments to reconcile loss to net cash used in operating activities:
Depreciation	498	685
Amortization	7	—
Stock-based compensation expense	150	197
Bad debt expense	168	471
Loss on disposal of fixed assets	—	4
Operating income from solar system subject to financing obligation	(304)	(270)
Impairment charge	400	—
Changes in operating assets and liabilities:
Accounts receivable	(3,850)	3,732
Accounts receivable, related party	(2,034)	—
Costs and estimated earnings in excess of billing on uncompleted contracts	(431)	(3,358)
Costs and estimated earnings in excess of billing on uncompleted contracts, related party	(5,033)	—
Inventories	(10,167)	314
Asset held for sale	—	(251)
Prepaid expenses and other current assets	3	60
Accounts payable	(2,130)	279
Accounts payable, related party	9,380	—
Income taxes payable	—	(126)
Billings in excess of costs and estimated earnings on uncompleted contracts	1,474	599
Accrued liabilities and other liabilities	(835)	(120)

Net cash used in operating activities	(16,900)	(4,386)
Cash flows from investing activities:
Acquisitions of property, plant and equipment	(41)	(25)

Net cash used in investing activities	(41)	(25)
Cash flows from financing activities:
Proceeds from issuance of common and preferred stock, net	32,719	—
Decrease (increase) in restricted cash	639	(285)
Net proceeds from loans payable	4,500	3,899
Loan fees	(107)	(101)
Principal payments on loans payable and capital lease obligations	(3,797)	(168)

Net cash provided by financing activities	33,954	3,345

Effect of exchange rate changes on cash	25	6

Increase (decrease) in cash and cash equivalents	17,038	(1,060)
Cash and cash equivalents at beginning of period	1,441	3,136

Cash and cash equivalents at end of period	$18,479	$2,076

Supplemental disclosure of cash flow information:
Cash paid for interest	$398	$16

Cash paid for income taxes	$10	$126

Supplemental disclosure of non-cash investing and financing activities:
Equipment acquired through loans payable and capital lease obligations	$—	$14

Amounts reclassified from costs and estimated earnings in excess of billing on uncompleted contracts to assets held for sale	$—	$9,765

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

Basis of Presentation

The accompanying condensed consolidated financial statements are unaudited and have been prepared in accordance with generally accepted accounting principles for interim financial information. They should be read in conjunction with the financial statements and related notes to the financial statements of the Company, Inc. for the years ended December 31, 2010 and 2009 appearing in the Company’s Form 10-K/A filed with the Securities and Exchange Commission (“SEC”) on April 16, 2012. The June 30, 2011 and 2010 unaudited interim Condensed Consolidated Financial Statements on Form 10-Q have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission for smaller reporting companies. Certain information and note disclosures normally included in the annual financial statements on Form 10-K/A have been condensed or omitted pursuant to those rules and regulations, although the Company’s management believes the disclosures made are adequate to make the information presented not misleading. In the opinion of management, all adjustments, consisting of normal recurring adjustments (except for restatement related adjustments, in Note 3) necessary for a fair presentation of the results of operation for the interim periods presented have been reflected herein. The results of operations for the interim periods are not necessarily indicative of the results to be expected for the entire year.

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

Comprehensive income (loss) — Comprehensive income, as defined, includes all changes in equity during the period from non-owner sources. Examples of items to be included in comprehensive income, which are excluded from net income, include foreign currency translation adjustments and unrealized gain (loss) of available-for-sale securities. For the three months ended June 30, 2011, comprehensive loss was $2,279,000 (as restated) composed of a net loss of $2,253,000 (as restated) and currency translation loss of $26,000. For the three months ended June 30, 2010, comprehensive loss was $3,171,000 (as restated), composed of a net loss of $3,171,000 (as restated). For the six months ended June 30, 2011, comprehensive loss was $4,233,000 (as restated) composed of a net loss of $4,196,000 (as restated) and currency translation loss of $37,000. For the six months ended June 30, 2010, comprehensive loss was $6,602,000 (as restated), composed of a net loss of $6,602,000 (as restated).

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

3. Restatement

This filing amends and restates our previously reported consolidated financial statements for the three and six month periods ended June 30, 2011 and 2010 to reflect revised accounting treatment for a single solar development project under the financing method for a sale of real estate as opposed to percentage of completion method as was previously used.

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

The following tables disclose the impact of the changes on the Consolidated Balance Sheets as of June 30, 2011 and December 31, 2010. Consolidated Statements of Operations for the three months and six months ended June 30, 2011 and 2010, and on the Consolidated Statements of Cash Flows for the six months ended June 30, 2011 and 2010:

Consolidated Balance Sheets	As of June 30, 2011			As of December 31, 2010
(Dollars in thousands)	As reported	Adjustments	As restated	As reported	Adjustments	As restated

Property, plant and equipment at cost, net	$765	$13,738	$14,503	$915	$14,109	$15,024

Total Assets	$61,106	$13,738	$74,844	$23,806	$14,109	$37,915

Loans payable, financing and capital lease obligations, net of current portion	$5	$14,316	$14,321	$13	$14,620	$14,633

Total liabilities	$24,541	$14,316	$38,857	$15,943	$14,620	$30,563

Accumulated deficit	$(38,145)	$(578)	$(38,723)	$(34,016)	$(511)	$(34,527)

Total stockholders’ equity	$36,565	$(578)	$35,987	$7,863	$(511)	$7,352

Total liabilities and stockholders’ equity	$61,106	$13,738	$74,844	$23,806	$14,109	$37,915

Consolidated Statements of Operations	For three months ended June 30						For six months ended June 30
(Dollars in thousands)	2011			2010			2011			2010
	As reported	Adjustments	As restated	As reported	Adjustments	As restated	As reported	Adjustments	As restated	As reported	Adjustments	As restated

Net Sales	$14,940	$588	$15,528	$10,950	$573	$11,523	$20,430	$848	$21,278	$16,782	$820	$17,602

Cost of goods sold	$13,662	$196	$13,858	$9,838	$195	$10,033	$18,600	392	$18,992	$15,048	391	$15,439

Gross Profit	$1,278	$392	$1,670	$1,112	$378	$1,490	$1,830	456	$2,286	$1,734	429	$2,163

					$—
General and administrative	$1,915	$15	$1,930	$2,365	$16	$2,381	$3,468	31	$3,499	$4,363	31	$4,394

Operating loss	$(2,162)	$377	$(1,785)	$(2,597)	$362	$(2,235)	$(3,766)	425	$(3,341)	$(5,270)	398	$(4,872)

Interest expense	$(277)	$(246)	$(523)	$(38)	$(248)	$(286)	$(408)	(492)	$(900)	$(43)	(499)	$(542)

Net loss	$(2,384)	$131	$(2,253)	$(3,285)	$114	$(3,171)	$(4,129)	(67)	$(4,196)	$(6,501)	(101)	$(6,602)

Consolidated Statements of Cash Flow
(Dollars in thousands)	For six months ended June 30, 2011			For six months ended June 30, 2010
	As reported	Adjustments	As restated	As reported	Adjustments	As restated

Net loss	$(4,129)	(67)	$(4,196)	$(6,501)	(101)	$(6,602)

Depreciation	$127	371	$498	$314	371	$685

Operating income from solar system subject to financing obligation	$—	(304)	$(304)	$—	(270)	$(270)

The effect of the restatement on the consolidated statements of stockholders’ equity and comprehensive loss for the six months ended June 30, 2011 and 2010 is $(67,000) and $(101,000), respectively.

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

5. Restricted Cash

At June 30, 2011, the Company had restricted bank deposits of $705,000. The restricted bank deposits consist of $400,000 as a reserve pursuant to our guarantees of Solar Tax Partners 1, LLC with the bank providing the debt financing on their solar generating facility (see Note 8 — Property, Plant and Equipment), $250,000 as a reserve pursuant to our loan agreement with the bank providing the debt financing for the solar generating facility owned by our subsidiary, Solar Tax Partners 2, LLC, $20,000 securing our corporate credit card and $35,000 as retention by our bank for our merchant credit card services.

At December 31, 2010, the Company had restricted bank deposits of $1,344,000. The restricted bank deposits consist of $1,004,000 as a reserve pursuant to our guarantees of Solar Tax Partners 1, LLC with the bank providing the debt financing on their solar generating facility, $285,000 as a reserve pursuant to our loan agreement with the bank providing the debt financing for the solar generating facility owned by our subsidiary, Solar Tax Partners 2, LLC, $20,000 securing our corporate credit card and $35,000 as retention by our bank for our merchant credit card service.

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

8. Property, Plant and Equipment

In 2009, the Company capitalized a photovoltaic (“PV”) solar system relating to the Aerojet 1 solar development project along with the associated financing obligation, recorded under loans payable, financing and capital lease obligations on its consolidated financial statements. Due to certain guarantee arrangements as disclosed in Note 16 — Commitments and Contingencies, the Company will continue to record this solar system within its property, plant and equipment along with its associated financing obligation in loans payable and capital lease obligations as long as it maintains its continuing involvement with this project. The income and expenses relating to the underlying operation of the Aerojet 1 project are recorded in the Company’s consolidated financial statements. The Company has restricted bank deposits of $400,000 as a reserve pursuant to guarantees with the bank providing the debt financing on this project as disclosed in Note 5 — Restricted Cash.

Property, plant and equipment consisted of the following (in thousands):

	June 30, 2011	December 31, 2010
	(as restated, see Note 3)	(as restated, see Note 3)
PV solar system	$14,852	$14,852
Plant and machinery	727	686
Furniture, fixtures and equipment	351	351
Computers and software	1,460	1,437
Trucks	118	118

Leasehold improvements	406	402

Total cost	17,914	17,846
Less: accumulated depreciation	(3,411)	(2,822)

	$14,503	$15,024

Depreciation expense for the three months ended June 30, 2011 and 2010 was $212,000 and $325,000, respectively. Depreciation for the six months ended June 30, 2011 and 2010 was $498,000 and $685,000, respectively.

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

10. Stockholders’ Equity

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

Guarantee — On December 22, 2009, in connection with an equity funding of STP related to the Aerojet 1 (see Notes 3 and 8) project, the Company along with STP’s other investors entered into a Guaranty (“Guaranty”) to provide the equity investor, Greystone Renewable Energy Equity Fund (“Greystone”), with certain guarantees, in part, to secure investment funds necessary to facilitate STP’s payment to the Company under the Engineering, Procurement and Construction Agreement (“EPC”). Specific guarantees made by the Company include the following in the event of the other investors’ failure to perform under the operating agreement:

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

Contributions of the major activities, profitability information and asset information of the Company’s reportable segments for the three and six months ended June 30, 2011 and 2010 are as follows:

	For the Three Months Ended June 30, 2011		For the Three Months Ended June 30, 2010
	(as restated, see Note 3)		(as restated, see Note 3)
Segment (in thousands)	Net sales	Income (loss) before taxes	Net sales	Income (loss) before taxes
Photovoltaic installation, integration and sales	$15,344	$(2,166)	$10,659	$(3,485)
Cable, wire and mechanical assemblies	184	(84)	864	314

Consolidated totals	$15,528	$(2,250)	$11,523	$(3,171)

	For the Six Months Ended June 30, 2011		For the Six Months Ended June 30, 2010
	(as restated, see Note 3)		(as restated, see Note 3)
Segment (in thousands)	Net sales	Income (loss) before taxes	Net sales	Income (loss) before taxes
Photovoltaic installation, integration and sales	$20,472	$(4,382)	$15,233	$(7,422)
Cable, wire and mechanical assemblies	806	196	2,369	823

Consolidated totals	$21,278	$(4,186)	$17,602	$(6,599)

	For the Three Months Ended June 30, 2011		For the Three Months Ended June 30, 2010		For the Six Months Ended June 30, 2011		For the Six Months Ended June 30, 2010
	(as restated, see Note 3)		(as restated, see Note 3)		(as restated, see Note 3)		(as restated, see Note 3)
Segment (in thousands)	Interest income	Interest Expense	Interest income	Interest expense	Interest income	Interest expense	Interest income	Interest expense
Photovoltaic installation, integration and sales	$21	$523	$—	$286	$23	$900	$—	$542
Cable, wire and mechanical assemblies	—	—	—	—	—	—	—	—

Consolidated total	$21	$523	$—	$286	$23	$900	$—	$542

	June 30, 2011			December 31, 2010
	(as restated, see Note 3)			(as restated, see Note 3)
Segment (in thousands)	Identifiable assets	Capital expenditure	Depreciation and amortization	Identifiable assets	Capital expenditure	Depreciation and amortization
Photovoltaic installation, integration and sales	$74,555	$41	$496	$35,273	$63	$1,261
Cable, wire and mechanical assemblies	289	—	2	2,642	—	8

Consolidated total	$74,844	$41	$498	$37,915	$63	$1,269

The locations of the Company’s identifiable assets are as follows:

Location (in thousands)	June 30, 2011	December 31, 2010
	(as restated, see Note 3)	(as restated, see Note 3)
United States	$70,337	$35,365
China (including Hong Kong)	4,507	2,550

Total	$74,844	$37,915

Sales by geographic location for the Company’s reportable segments are as follows:

	Three Months Ended June 30, 2011			Three Months Ended June 30, 2010
	(as restated, see Note 3)			(as restated, see Note 3)
Segment (in thousands)	Photovoltaic installation, integration and sales	Cable, wire and mechanical assemblies	Total	Photovoltaic installation, integration and sales	Cable, wire and mechanical assemblies	Total
United States	$15,290	$—	$15,290	$3,123	$461	$3,584
Asia	54	—	54	716	—	716
Europe	—	171	171	6,765	—	6,765
Mexico	—	13	13	—	403	403
Other	—	—	—	55	—	55

Total	$15,344	$184	$15,528	$10,659	$864	$11,523

	Six Months Ended June 30, 2011			Six Months Ended June 30, 2010
	(as restated, see Note 3)			(as restated, see Note 3)
Segment (in thousands)	Photovoltaic installation, integration and sales	Cable, wire and mechanical assemblies	Total	Photovoltaic installation, integration and sales	Cable, wire and mechanical assemblies	Total
United States	$19,605	$—	$19,605	$6,698	$1,421	$8,119
Asia	867	—	867	316	—	316
Europe	—	793	793	8,142	—	8,142
Mexico	—	13	13	—	948	948
Other	—	—	—	77	—	77

Total	$20,472	$806	$21,278	$15,233	$2,369	$17,602

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

Related party transactions with LDK Solar Co., Ltd or is subsidiaries are summarized in the following table:

	Three Months Ended June 30, 2011	Six Months Ended June 30, 2011
Costs and estimated earnings in excess of billing to North Palm Springs Investment, LLC**	5,033	5,033
Raw material sales at carrying value	336	1,096
Cost of goods sold related to North Palm Springs Investment, LLC*	4,317	4,317
Accounts receivable for expenses incurred on their behalf related to operations in our China and Hong Kong subsidiaries	355	938
Solar panel purchases	12,425	12,425

*	North Palm Springs Investments, LLC is a wholly owned subsidiary of LDK Solar USA, Inc.
**	EPC Contract revenue from North Palm Springs Investments, LLC

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

21. Subsequent Event

On July 26, 2011, the Company entered into a Limited Partnership Purchase Agreement (“LPPA”) to purchase the limited partnership interest of EDF EN GREECE ANONIMI ETERIA PARAGOGIS KE EKMETALEFSIS ILEKTRIKIS ENERGIAS ME CHRISI ANANEOSIMON PIGON ENERGIAS KE SIA — EVROS 3 E.E. (“EDF EN GREECE SA”) for 1.953 million Euros (the equivalent of $2.8 million at current exchange rates). The LPPA transferred to the Company the necessary approvals and documents, such as purchase power agreements, permits and approvals necessary to develop a solar power generating facility of approximately 4.4 megawatts. Construction of the project is expected to begin in the fourth quarter of 2011. The Company plans to sell the project and become the Engineering Procurement and Construction contractor for the project prior to the commencement of construction.

Item 2.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Factors That May Affect Future Results

This Amendment No. 1to the Quarterly Report on Form 10-Q/A and other written reports and oral statements made from time to time by the Company may contain so-called “forward-looking statements,” all of which are subject to risks and uncertainties. One can identify these forward-looking statements by their use of words such as “expects,” “plans,” “will,” “estimates,” “forecasts,” “projects” and other words of similar meaning. One can identify them by the fact that they do not relate strictly to historical or current facts. These statements are likely to address the Company’s growth strategy, financial results and product and development programs. One must carefully consider any such statement and should understand that many factors could cause actual results to differ from the Company’s forward-looking statements. These factors include inaccurate assumptions and a broad variety of other risks and uncertainties, including some that are known and some that are not. No forward-looking statement can be guaranteed and actual future results may vary materially. The Company does not assume the obligation to update any forward-looking statement. One should carefully evaluate such statements in light of factors described in the Company’s filings with the SEC, especially the Company’s Annual Report on Form 10-K (as amended) and the Company’s Quarterly Reports on Form 10-Q. In various filings the Company has identified important factors that could cause actual results to differ from expected or historic results. One should understand that it is not possible to predict or identify all such factors. Consequently, the reader should not consider any such list to be a complete list of all potential risks or uncertainties.

The following discussion is presented on a consolidated basis, and analyzes our financial condition and results of operations (as restated) for the three and six months ended June 30, 2011 and 2010.

Unless the context indicates or suggests otherwise, reference to “we”, “our”, “us” and the “Company” in this section refers to the consolidated operations of Solar Power, Inc. and its subsidiaries.

Restatement of Financial Statements

The Company is filing this Amendment No. 1 to its Quarterly Report on Form 10-Q/A filed with the Securities and Exchange Commission on August 15, 2011. This filing amends and restates our previously reported financial statements for the three and six months ended June 30, 2011 and 2010 to reflect revised accounting treatment for a single solar development project under the financing methods as opposed to the percentage of completion method as was previously done, as discussed in Note 3 to the Condensed Consolidated Financial Statements.

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

In the fourth quarter 2009, the Company completed construction of the SEF a price of $19.6 million and received $6.7 million in cash, $3.6 million in promissory note and with $9.3 million balance amount outstanding. The Company applied the cost recovery method of revenue recognition to this transaction due to degree of uncertainty for the collectability of the outstanding amount. Accordingly, for the year ended December 31, 2009, he Company recorded total revenue of $14.9 million and an equivalent cost of goods sold amount of $14.9 million.

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

The following tables disclose the impact of the changes on the Consolidated Balance Sheets as of June 30, 2011 and December 31, 2010, Consolidated Statements of Operations for the three months and six months ended June 30, 2011 and 2010, and on the Consolidated Statements of Cash Flows for the six months ended June 30, 2011 and 2010:

Consolidated Balance Sheets	As of June 30, 2011			As of December 31, 2010
(Dollars in thousands)	As reported	Adjustments	As restated	As reported	Adjustments	As restated

Property, plant and equipment at cost, net	$765	$13,738	$14,503	$915	$14,109	$15,024

Total Assets	$61,106	$13,738	$74,844	$23,806	$14,109	$37,915

Loans payable, financing and capital lease obligations, net of current portion	$5	$14,316	$14,321	$13	$14,620	$14,633

Total liabilities	$24,541	$14,316	$38,857	$15,943	$14,620	$30,563

Accumulated deficit	$(38,145)	$(578)	$(38,723)	$(34,016)	$(511)	$(34,527)

Total stockholders’ equity	$36,565	$(578)	$35,987	$7,863	$(511)	$7,352

Total liabilities and stockholders’ equity	$61,106	$13,738	$74,844	$23,806	$14,109	$37,915

Consolidated Statements of Operations
(Dollars in Thousands)	For three months ended June 30						For six months ended June 30
	2011			2010			2011			2010
	As reported	Adjustments	As restated	As reported	Adjustments	As restated	As reported	Adjustments	As restated	As reported	Adjustments	As restated

Net Sales	$14,940	$588	$15,528	$10,950	$573	$11,523	$20,430	$848	$21,278	$16,782	$820	$17,602

Cost of goods sold	$13,662	$196	$13,858	$9,838	$195	$10,033	$18,600	392	$18,992	$15,048	391	$15,439

Gross Profit	$1,278	$392	$1,670	$1,112	$378	$1,490	$1,830	456	$2,286	$1,734	429	$2,163

					$—
General and administrative	$1,915	$15	$1,930	$2,365	$16	$2,381	$3,468	31	$3,499	$4,363	31	$4,394

Operating loss	$(2,162)	$377	$(1,785)	$(2,597)	$362	$(2,235)	$(3,766)	425	$(3,341)	$(5,270)	398	$(4,872)

Interest expense	$(277)	$(246)	$(523)	$(38)	$(248)	$(286)	$(408)	(492)	$(900)	$(43)	(499)	$(542)

Net loss	$(2,384)	$131	$(2,253)	$(3,285)	$114	$(3,171)	$(4,129)	(67)	$(4,196)	$(6,501)	(101)	$(6,602)

Consolidated Statements of Cash Flow
(Dollars in thousands)	For six months ended June 30, 2011			For six months ended June 30, 2010
	As reported	Adjustments	As restated	As reported	Adjustments	As restated

Net loss	$(4,129)	(67)	$(4,196)	$(6,501)	(101)	$(6,602)

Depreciation	$127	371	$498	$314	371	$685

Operating income from solar system subject to financing obligation	$—	(304)	$(304)	$—	(270)	$(270)

The effect of the restatement on the consolidated statements of stockholders’ equity and comprehensive loss for the six months ended June 30, 2011 and 2010 is $(67,000) and $(101,000), respectively.

Overview

We previously manufactured photovoltaic panels or modules and balance of system components in our Shenzhen, China manufacturing facility, which operations were effectively closed in December 2010. We continue to manufacture balance of system components, including our proprietary racking systems such as SkyMount and Peaq on an original equipment manufacturer (“OEM”) basis. We sold these products through three distinct sales channels: 1) direct product sales to international and domestic markets, 2) our own use in building commercial and residential solar projects in the U.S., and 3) our authorized dealer network who sell our Yes! branded products in the U.S. and European residential markets. In 2010 we discontinued our Yes! Authorized dealer network and Yes! branded products and our residential installation business, as our strategy and focus shifted solely to commercial solar and utility projects. In addition to our solar revenue, we generate revenue from our cable, wire and mechanical assembly business. Our cable, wire and mechanical assemblies products were also manufactured in our China facility and sold in the transportation and telecommunications markets and we will continue this business in China. We shut down our manufacturing operations because we could not achieve scale with other solar manufacturing operations in China and we were able to source modules at a price lower than our manufacturing costs from Chinese manufacturers with larger scale operations. As part of this change in our strategy we sought and obtained a strategic partner in China with large scale manufacturing operations. In the first quarter of 2011, our strategic partner, LDK Solar Co., Ltd. (“LDK”), made a significant investment in our business that provided significant working capital and broader relationships that will allow us to more aggressively pursue commercial and utility projects in our pipeline. This strategic partner strengthens our position in the solar industry. We maintain a strategic office in Shenzhen, China that is principally responsible for our ongoing procurement, logistics and design support for our products, and data systems for monitoring and managing solar energy facilities which we either own or maintain under operations and maintenance agreements.

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

Results of Operations

Three and Six Months Ended June 30, 2011 (as restated), compared to Three and Six Months Ended June 30, 2010 (as restated)

Net Sales

Net sales for the three months ended June 30, 2011 increased 34.8% to $15,528,000 from $11,523,000 for the three months ended June 30, 2010.

Net sales for the three months ended June 30, 2011, in the photovoltaic installation, integration and product sales segment, increased 41.1% to $15,044,000 from $10,659,000 for the three months ended June 30, 2010. Included in photovoltaic installation, integration and product sales for the three months ended June 30, 2011 were related party sales to LDK Solar of $5,033,000. The increase in sales in the photovoltaic installation, integration and product sales segment was primarily due to larger system development projects in construction as the Company concentrates on development of utility scale and larger distributive generation projects. The Company expects installation and integration revenues will increase during subsequent quarters as new projects under development begin the installation phase.

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

Net sales for the six months ended June 30, 2011 increased 20.9% to $21,278,000 from $17,602,000 for the six months ended June 30, 2010.

Net sales for the six months ended June 30, 2011, in the photovoltaic installation, integration and product sales segment, increased 34.4% to $20,472,000 from $15,233,000 for the six months ended June 30, 2010. Included in photovoltaic installation, integration and product sales for the six months ended June 30, 2011 were related party sales to LDK Solar of $5,033,000. The increase in sales in the photovoltaic installation, integration and product sales segment was primarily due to larger system development projects in construction as the Company concentrates on development of utility scale and larger distributive generation projects. The Company expects installation and integration revenues will increase during subsequent quarters as new projects under development begin the installation phase.

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

Cost of Goods Sold

Cost of goods sold was $13,858,000 (89.3% of net sales) and $10,033,000 (87.1% of net sales) for the three months ended June 30, 2011 and 2010, respectively.

Cost of goods sold in the photovoltaic installation, integration and product sales segment was $13,590,000 (87.5% of net sales) for the three months ended June 30, 2011 compared to $9,500,000 (82.4% of net sales) for the three months ended June 30, 2010. Included in photovoltaic installation, integration and product sales cost of goods sold for the three months ended June 30, 2011 were costs related to sales to related party LDK Solar of $4,317,000. The decrease in costs of goods sold as a percentage of sales over the comparative period is attributable to the higher margin projects in construction as the Company transitions to utility scale and larger distributive generation projects. It is expected that cost of goods sold will decrease as a percentage of sales in future quarters during fiscal 2011.

Cost of goods sold in the cable, wire and mechanical assembly segment were $268,000 (145.6% of net sales) for the three months ended June 30, 2011 compared to $533,000 (61.7% of net sales) for the three months ended June 30, 2010. The increase is attributable to product mix during the quarter. The Company expects that costs will continue to vary with product mix in this segment.

Cost of goods sold was $18,992,000 (89.3% of net sales) and $15,439,000 (87.7% of net sales) for the six months ended June 30, 2011 and 2010, respectively.

Cost of goods sold in the photovoltaic installation, integration and product sales segment was $18,382,000 (86.4% of sales) for the six months ended June 30, 2011 compared to $13,946,000 (79.2% of net sales) for the six months ended June 30, 2010. Included in photovoltaic installation, integration and product sales costs of goods sold for the six months ended June 30, 2011 were costs related to related party sales to LDK Solar of $4,317,000. The decrease in costs of goods sold as a percentage of sales over the comparative period is attributable to the increase in construction on larger photovoltaic installations as the Company concentrates on utility scale and distributive generation projects and moves away from product sales. It is expected that cost of goods sold will decrease as a percentage of sales in future quarters during fiscal 2011.

Cost of goods sold in the cable, wire and mechanical assembly segment were $610,000 (75.7% of net sales) for the six months ended June 30, 2011 compared to $1,493,000 (63.0% of net sales) for the six months ended June 30, 2010. The increase is attributable to product mix during the quarter. The Company expects that costs will continue to vary with product mix in this segment.

General and Administrative Expense

General and administrative expense was $1,930,000 (12.4% of net sales) and $2,381,000 (20.7% of net sales) for the three months ended June 30, 2011 and 2010, respectively, a decrease of 18.9%. The decrease in costs for the three months ended June 30, 2011 over the comparative period is primarily due to decreases in employee-related costs and operating expenses primarily due to the change in our manufacturing operations to outsourcing from external sources and the discontinuance of our residential photovoltaic installation operations. Significant elements of general and administrative expense for the three months ended June 30, 2011 were employee related expenses of $763,000, professional and consulting fees of $495,000, rent, telephone and utilities of $94,000, travel and lodging of $53,000, depreciation expense of $66,000 and stock-based compensation expense of $82,000. Significant elements of general and administrative expense for the three months ended June 30, 2010 were employee related expenses of $902,000, professional and consulting fees of $409,000, rent, telephone and utilities of $99,000, travel and lodging of $39,000, depreciation expense of $93,000 and stock-based compensation expense of $50,000.The Company expects that due to its cost reduction efforts, general and administrative expense will remain at current levels in the future as a percentage of sales.

General and administrative expense was $3,499,000 (16.4% of net sales) and $4,394,000 (25.0% of net sales) for the six months ended June 30, 2011 and 2010, respectively, a decrease of 20.4%. The decrease in costs for the six months ended June 30, 2011 over the comparative period is primarily due to decreases in employee-related costs and operating expenses primarily due to the change in our manufacturing operations to outsourcing from external sources and the discontinuance of our residential photovoltaic installation operations. Significant elements of general and administrative expense for the six months ended June 30, 2011 were employee related expenses of $1,422,000, professional and consulting fees of $948,000, rent, telephone and utilities of $187,000, travel and lodging of $84,000, depreciation expense of $127,000 and stock-based compensation expense of $118,000. Significant elements of general and administrative expense for the six months ended June 30, 2010 were employee related expenses of $1,782,000, professional and consulting fees of $930,000, rent, telephone and utilities of $229,000, travel and lodging of $86,000, depreciation expense of $198,000 and stock-based compensation expense of $100,000.The Company expects that due to its cost reduction efforts, general and administrative expense will remain at current quarter levels in the future as a percentage of sales.

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

Interest income / expense

Interest expense, net, was $502,000 and $286,000 for the three months ended June 30, 2011 and 2010, respectively. Interest expense for the three months ended June 30, 2011, consisted of interest expense of $498,000 on the Company’s capital leases and loans payable, $101,000 to suppliers on accounts payable financing and $170,000 on the loan financing for the Company’s power generation facility recorded as an asset held for sale, offset by earnings on the Company’s bank deposits of $21,000. Interest expense for the three months ended June 30, 2010, consisted of interest expense of $259,000 on the Company’s capital leases and loans payable and $27,000 on the loan financing for the Company’s power generation facility recorded as an asset held for sale. The Company expects that this expense will vary during 2011 depending on the utilization of debt financing in its operations.

Interest expense, net, was $877,000 and $542,000 for the six months ended June 30, 2011 and 2010, respectively. Interest expense for the six months ended June 30, 2011, consisted of interest expense of $499,000 on the Company’s capital leases and loans payable, $154,000 to suppliers on accounts payable financing and $247,000 on the loan financing for the Company’s power generation facility recorded as an asset held for sale, offset by earnings on the Company’s bank deposits of $23,000. Interest expense for the six months ended June 30, 2010, consisted of interest expense of $17,000 on the Company’s capital leases and loans payable and $26,000 on the loan financing for the Company’s power generation facility recorded as an asset held for sale. The Company expects that this expense will vary during 2011 depending on the utilization of debt financing in its operations.

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

Income Tax Expense

The Company provided income tax expense of $3,000 and zero for the three months ended June 30, 2011 and 2010, respectively. The Company provided income tax expense of $10,000 and $3,000 for the six months ended June 30, 2011 and 2010, respectively. The Company is currently in a net cumulative loss position and has significant new operating loss carry forwards, and has only provided for statutory minimum taxes.

Liquidity and Capital Resources

A summary of the sources and uses of cash and cash equivalents is as follows:

(in thousands)	Six Months Ended June 30, 2011	Six Months Ended June 30, 2010
	(as restated, see Note 3)	(as restated, see Note 3)
Net cash used in operating activities	$(16,900)	$(4,386)
Net cash used in investing activities	(41)	(25)
Net cash provided by financing activities	33,954	3,345
Effect of exchange rate changes on cash	25	6

Net increase (decrease) in cash and cash equivalents	$17,038	$(1,060)

As of June 30, 2011 and December 31, 2010, we had $18,479,000 and $1,441,000 in cash and cash equivalents, respectively.

Net cash used in operating activities of $16,900,000 for the six months ended June 30, 2011 included a net loss of $4,196,000, offset in part by non-cash items included in net loss, consisting of depreciation and amortization of $505,000, an impairment change of $400,000 to reduce the carrying value of our asset held for sale to its estimated fair value, stock-based compensation expense of $150,000 and bad debt expense of $168,000 primarily due to the uncertain collectability of a receivable from one customer. Also contributing to cash used in operating activities were an increase in our accounts receivable of $3,850,000 as a result of increased sales and extended terms given to one solar photovoltaic business customer, an increase in related party accounts receivable of $2,034,000 related to sales to our parent, LDK Solar Co., Ltd. (“LDK”), an increase in costs and estimated earnings in excess of billing on uncompleted contracts of $5,464,000 on large construction projects of which $5,033,000 is related to a project owned by LDK, an increase in inventories of $10,167,000 due to procurement of material not yet installed on construction projects, a decrease in prepaid expenses and other current assets of $3,000, a decrease in accounts payable of $2,130,000, an increase in related party accounts payable of $9,380,000 related to purchase of solar panels from LDK, an increase in billings in excess of costs and estimated earnings on uncompleted contracts of $1,474,000 and a decrease in accrued and other liabilities of $835,000.

Net cash used in investing activities of $41,000 for the six months ended June 30, 2011 relates to acquisition of property, plant and equipment.

Net cash provided by financing activities was $33,954,000 for the six months ended June 30, 2011 and resulted from net proceeds received from the issuance of common and preferred stock under a Stock Purchase Agreement dated January 5, 2011 to LDK of $32,719,000, and $639,000 reduction of restricted cash relating to the reserve account for the guarantee of financing for our customer Solar Tax Partners 1, LLC and the reduction of the reserve account for our subsidiary, Solar Tax Partners 2, LLC as a result of refinancing its note payable, net proceeds of $723,000 from refinancing the note payable of our subsidiary, Solar Tax Partners 2, LLC, offset by $127,000 of payments on loans payable and capital lease obligations, and $21,000 due to PV solar system financing obligation.

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

None.

Item 4.

Controls and Procedures

Evaluation of Disclosure Controls and Procedures

At the time that our Quarterly Report on Form 10-Q for the three months ended June 30, 2011 was filed on August 15, 2011, our Chief Executive Officer and then Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2011. Subsequent to that evaluation, in connection with the restatement and filing of this Quarterly Report on Form 10-Q/A, our management, including our Chief Executive Officer and current Chief Financial Officer, concluded that our disclosure controls and procedures were not effective as of June 30, 2011 because of a material weakness in internal control over the selection and application of accounting policies for complex and non-routine transaction related to the solar development project initiated in 2009. Refer to Note 3 to the Condensed Consolidated Financial Statements for further discussion.

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