Form 10-Q/A
period 2011-09-30
Solar Power, Inc.
filed 2012-04-16
CIK 1210618

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

Explanatory Note

Solar Power, Inc. (the “Company”) is filing this Amendment No. 1 to its Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on November 14, 2011. This filing amends and restates our previously reported financial statements for the three and nine month periods ended September 30, 2011 and 2010 to reflect revised accounting treatment for a single solar development project under the financing method as opposed to percentage of completion method as was previously reported, as discussed in Note 3 to the Condensed Consolidated Financial Statements.

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

Prior to September 30, 2009, the only parties to the SEF arrangement were Aerojet and the Company, pursuant to the PPA. Since the Company had access to the Aerojet property under an implied easement and had completed a significant portion of the physical construction of the SEF, it was determined to be the owner of the partially completed SEF. Therefore, the Company reassessed the accounting treatment and determined that the project should be accounted for as a sale of real estate. As a result, while the Company maintains its continuing involvement, it will apply the financing method. The results of this change on the Consolidated Balance Sheets as of September 30, 2011 and December 31, 2010, Consolidated Statements of Operations for the three months and nine months ended September 30, 2011 and 2010, and Consolidated Statements of Cash Flows for the nine months ended September 30, 2011 and 2010, are discussed under Note 3 to the Condensed Consolidated Financial Statements.

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

All information in our Quarterly Report on Form 10-Q/A for the three months and nine months ended September 30, 2011 and 2010, as amended by this Amendment No. 1, speaks as of the date of the original filing of our Form 10-Q for such periods and does not reflect any subsequent information or events, except as expressly noted in this Amendment No. 1 and except for Exhibits 31.1, 31.2 and 32. All information contained in this Amendment No. 1 is subject to updating and supplementing as provided in our reports, as amended, filed with the Securities and Exchange Commission subsequent to the date of the initial filing of our Quarterly Report on Form 10-Q for the three and nine months ended September 30, 2011 and 2010.

i

PART I

FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

SOLAR POWER, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollars in thousands except for share data)

(unaudited)

	As of September 30, 2011 (as restated, see Note 3)	As of December 31, 2010 (as restated, see Note 3)
ASSETS
Current assets:
Cash and cash equivalents	$5,845	$1,441
Accounts receivable, net of allowance for doubtful accounts of $15 and $28	10,146	5,988
Accounts receivable, related party	13,949	—
Note receivable	5,202	—
Costs and estimated earnings in excess of billings on uncompleted contracts	7,865	2,225
Costs and estimated earnings in excess of billings on uncompleted contracts — related party	450	—
Inventories, net	6,906	4,087
Asset held for sale	6,269	6,669
Prepaid expenses and other current assets	669	702
Restricted cash	250	285

Total current assets	57,551	21,397
Goodwill	435	435
Restricted cash	455	1,059
Property, plant and equipment, net	14,262	15,024

Total assets	$72,703	$37,915

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$9,488	$6,055
Accounts payable, related party	3,879	—
Accrued liabilities	2,085	4,298
Income taxes payable	11	2
Billings in excess of costs and estimated earnings on uncompleted contracts	1,359	1,767
Billings in excess of costs and estimated earnings on uncompleted contracts—related party	889	—
Loans payable and capital lease obligations	4,424	3,808

Total current liabilities	22,135	15,930
Loans payable, financing and capital lease obligations, net of current portion	13,952	14,633
Other liabilities	1,443	—

Total liabilities	37,530	30,563

Commitments and contingencies

Stockholders’ equity:
Preferred stock, par $0.0001, 20,000,000 shares authorized, 0 issued and outstanding at September 30, 2011 and December 31, 2010, respectively	—	—
Common stock, par $0.0001, 250,000,000 shares authorized, 184,413,923 and 52,292,576 shares issued and outstanding	18	5
Additional paid in capital	75,288	42,114
Accumulated other comprehensive loss	(330)	(240)
Accumulated deficit	(39,803)	(34,527)

Total stockholders’ equity	35,173	7,352

Total liabilities and stockholders’ equity	$72,703	$37,915

The accompanying notes are an integral part of these condensed financial statements.

SOLAR POWER, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Dollars in thousands except for share data)

(unaudited)

	For Three Months Ended		For the Nine Months Ended
	September 30, 2011 (as restated, see Note 3)	September 30, 2010 (as restated, see Note 3)	September 30, 2011 (as restated, see Note 3)	September 30, 2010 (as restated, see Note 3)
Net sales
Net sales	$16,470	$4,674	$31,619	$22,276
Net sales, related party	6,284	—	12,413	—

Total net sales	22,754	4,674	44,032	22,276

Cost of goods sold
Cost of goods sold	14,588	3,667	28,167	19,106
Cost of goods sold, related party	6,353	—	11,766	—

Total cost of goods sold	20,941	3,667	39,933	19,106

Gross profit	1,813	1,007	4,099	3,170

Operating expenses:
General and administrative	1,623	1,651	5,122	6,045
Sales, marketing and customer service	856	1,035	2,243	3,093
Engineering, design and product management	154	220	495	803
Impairment charge	—	—	400	—

Total operating expenses	2,633	2,906	8,260	9,941

Operating loss	(820)	(1,899)	(4,161)	(6,771)

Other income (expense):
Interest expense	(308)	(532)	(1,208)	(1,074)
Interest income	48	2	71	2
Other, net	—	25	32	(1,160)

Total other expense	(260)	(505)	(1,105)	(2,232)

Loss before income taxes	(1,080)	(2,404)	(5,266)	(9,003)
Income tax expense	—	—	10	3

Net loss	$(1,080)	$(2,404)	$(5,276)	$(9,006)

Net loss per common share
Basic and diluted	$(0.01)	$(0.05)	$(0.04)	$(0.17)

Weighted average number of common shares used in computing per share amounts
Basic and diluted	184,322,619	52,292,576	126,699,592	52,292,576

The accompanying notes are an integral part of these condensed financial statements.

SOLAR POWER, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

(unaudited)

	For the Nine Months Ended
	September 30, 2011 (as restated, see Note 3)	September 30, 2010 (as restated, see Note 3)
Cash flows from operating activities:
Net loss	$(5,276)	$(9,006)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	749	981
Amortization	(11)	—
Impairment charge	400	—
Stock-based compensation expense	469	231
Bad debt expense	184	519
Loss on disposal of fixed assets	—	9
Operating income from solar system subject to financing obligation	(668)	(650)
Changes in operating assets and liabilities:
Accounts receivable	(4,342)	6,374
Accounts receivable, related party	(13,949)	—
Note receivable	(5,202)	—
Costs and estimated earnings in excess of billing on uncompleted contracts	(5,641)	(193)
Costs and estimated earnings in excess of billing on uncompleted contracts, related party	(450)	—
Inventories	(2,819)	(1,292)
Asset held for sale	—	(1,115)
Prepaid expenses and other current assets	140	366
Accounts payable	3,433	(7,596)
Accounts payable, related party	3,879	—
Income taxes payable	9	(134)
Billings in excess of costs and estimated earnings on uncompleted contracts	(408)	4,383
Billings in excess of costs and estimated earnings on uncompleted contracts, related party	889	—
Accrued liabilities and other liabilities	(770)	(1,186)

Net cash used in operating activities	(29,384)	(8,309)
Cash flows from investing activities:

Acquisitions of property, plant and equipment	(83)	(24)

Net cash used in investing activities	(83)	(24)
Cash flows from financing activities:
Proceeds from issuance of common stock, net	32,719	—
Decrease (increase) in restricted cash	639	(1,061)
Net proceeds from loans payable and financing obligation	4,500	12,071
Loan fees	(107)	(101)
Principal payments on loans payable and capital lease obligations	(3,897)	(297)

Net cash provided by financing activities	33,854	10,612

Effect of exchange rate changes on cash	17	(16)

Increase in cash and cash equivalents	4,404	2,263
Cash and cash equivalents at beginning of period	1,441	3,136
Cash and cash equivalents at end of period	$5,845	$5,399

Supplemental disclosure of cash flow information:
Cash paid for interest	$469	$307

Cash paid for Hong Kong profits tax	$10	$126

Supplemental disclosure of non-cash investing and financing activities:
Equipment acquired through notes payable and capital leases	$—	$14

Amounts reclassified from costs and estimated earnings in excess of billing on uncompleted contracts to asset held for sale	$—	$5,557

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

Basis of Presentation

The accompanying condensed consolidated financial statements are unaudited and have been prepared in accordance with generally accepted accounting principles for interim financial information. They should be read in conjunction with the financial statements and related notes to the financial statements of the Company for the years ended December 31, 2010 appearing in the Company’s Form 10-K/A filed with the Securities and Exchange Commission (“SEC”) on April 16, 2012. The September 30, 2011 and 2010 unaudited interim Condensed Consolidated Financial Statements on Form 10-Q have been prepared pursuant to the rules and regulations of the SEC for smaller reporting companies. Certain information and note disclosures normally included in the annual financial statements on Form 10-K have been condensed or omitted pursuant to those rules and regulations, although the Company’s management believes the disclosures made are adequate to make the information presented not misleading. In the opinion of management, all adjustments, consisting of normal recurring adjustments (except for restatement related adjustments, see Note 3) necessary for a fair presentation of the results of operation for the interim periods presented have been reflected herein. The results of operations for the interim periods are not necessarily indicative of the results to be expected for the entire year.

The Condensed Consolidated Financial Statements include the accounts of Solar Power, Inc. and the subsidiaries controlled by the Company, Intercompany balances, transactions and cash flows are eliminated on consolidation.

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

Plant, Property, plant and equipment — Property, plant and equipment is stated at cost including the cost of improvements. Maintenance and repairs are charged to expense as incurred. Depreciation and amortization are provided on the straight line method based on the estimated useful lives of the assets as follows:

Plant and machinery	5 years
Furniture, fixtures and equipment	5 years
Computers and software	3 — 5 years
Equipment acquired under capital leases	3 — 5 years
Automobiles	3 years
Leasehold improvements Solar energy facilities	the shorter of the estimated life or the lease term 20 years

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

Aggregate net foreign currency transaction gains (losses) included in the statements of operations were ($25,000) for the three months ended September 30, 2011 and $122,000 for the three months ended September 30, 2010, and $87,000 for the nine months ended September 30, 2011 and ($1,073,000) for the nine months ended September 30, 2010, primarily due to the fluctuations of the value of China’s Renminbi to the U.S. Dollar in 2011 and the Euro to the U.S. Dollar during the comparative periods in 2010.

Comprehensive income (loss) — Comprehensive income, as defined, includes all changes in equity during the period from non-owner sources. Examples of items to be included in comprehensive income, which are excluded from net income, include foreign currency translation adjustments. For the three months ended September 30, 2011, comprehensive loss was $1,133,000 (as restated) composed of a net loss of $1,080,000 (as restated) and a foreign currency translation loss of $53,000. For the three months ended September 30, 2010, comprehensive loss was $2,412,000 (as restated), composed of a net loss of $2,404,000 (as restated) and a foreign currency translation loss of $8,000. For the nine months ended September 30, 2011, comprehensive loss was $5,366,000 (as restated) composed of a net loss of $5,276,000 (as restated) and a foreign currency translation loss of $90,000. For the nine months ended September 30, 2010, comprehensive loss was $9,014,000 (as restated), composed of a net loss of $9,006,000 (as restated) and a foreign currency translation loss of $8,000.

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

3. Restatement

This filing amends and restates our previously reported consolidated financial statements for the three and nine months ended September 30, 2011 and 2010 to reflect revised accounting treatment for a single solar development project under the financing method for a sale of real estate as opposed to the percentage of completion method as was previously used.

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

The following tables disclose the impact of the changes on the Consolidated Balance Sheets as of September 30, 2011 and December 31, 2010, Consolidated Statements of Operations for the three months and nine months ended September 30, 2011 and 2010, and on the Consolidated Statements of Cash Flows for the nine months ended September 30, 2011 and 2010:

Consolidated Balance Sheets

	As of September 30, 2011			As of December 31, 2010
(Dollars in thousands)	As reported	Adjustments	As restated	As reported	Adjustments	As restated

Property, plant and equipment at cost, net	$710	$13,552	$14,262	$915	$14,109	$15,024

Total Assets	$59,151	$13,552	$72,703	$23,806	$14,109	$37,915

Loans payable, financing and capital lease obligations, net of current portion	$—	$13,952	$13,952	$13	$14,620	$14,633

Total liabilities	$23,578	$13,952	$37,530	$15,943	$14,620	$30,563

Accumulated deficit	$(39,403)	$(400)	$(39,803)	$(34,016)	$(511)	$(34,527)

Total stockholders’ equity	$35,573	$(400)	$35,173	$7,863	$(511)	$7,352

Total liabilities and stockholders’ equity	$59,151	$13,552	$72,703	$23,806	$14,109	$37,915

Consolidated Statements of Operations

(Dollars in thousands)	For three months ended September 30, 2011			For three months ended September 30, 2010			For nine months ended September 30, 2011			For nine months ended September 30, 2010
	As reported	Adjustments	As restated	As reported	Adjustments	As restated	As reported	Adjustments	As restated	As reported	Adjustments	As restated

Net Sales	$22,125	$629	$22,754	$4,025	$649	$4,674	$42,555	$1,477	$44,032	$20,807	$1,469	$22,276

Cost of goods sold	$20,744	197	$20,941	$3,470	197	$3,667	$39,344	589	$39,933	$18,518	588	$19,106

Gross Profit	$1,381	432	$1,813	$555	452	$1,007	$3,211	888	$4,099	$2,289	881	$3,170

General and administrative	$1,607	16	$1,623	$1,636	15	$1,651	$5,075	47	$5,122	$5,999	46	$6,045

Operating loss	$(1,236)	416	$(820)	$(2,336)	437	$(1,899)	$(5,002)	841	$(4,161)	$(7,606)	835	$(6,771)

Interest expense	$(70)	(238)	$(308)	$(289)	(243)	$(532)	$(478)	(730)	$(1,208)	$(332)	(742)	$(1,074)

Net loss	$(1,258)	178	$(1,080)	$(2,598)	194	$(2,404)	$(5,387)	111	$(5,276)	$(9,099)	93	$(9,006)

Consolidated Statements of Cash Flows

(Dollars in thousands)	For nine months ended September 30, 2011			For nine months ended September 30, 2010
	As reported	Adjustments	As restated	As reported	Adjustments	As restated
Net loss	$(5,387)	$111	$(5,276)	$(9,099)	$93	$(9,006)

Depreciation	$192	$557	$749	$424	$557	$981

Operating income from solar system subject to financing obligations	$—	$(668)	$(668)	$—	$(650)	$(650)

Accounts receivable	$(4,342)	$—	$(4,342)	$14,546	$(8,172)	$6,374

Net cash used in operating activities	$(29,384)	$—	$(29,384)	$(137)	$(8,172)	$(8,309)

Net proceeds from loans payable and financing obligation	$4,500	$—	$4,500	$3,899	$8,172	$12,071

Net cash provided by financing activities	$33,854	$—	$33,854	$2,440	$8,172	$10,612

The effect of the restatement on the consolidated statements of stockholders’ equity and comprehensive loss for the nine months ended September 30, 2011 and 2010 is $111,000 and $93,000, respectively.

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

6. Inventories

Inventories consisted of the following (in thousands):

	September 30, 2011	December 31, 2010
Raw material	$1,204	$2,008
Work in process	3	—
Finished goods	5,699	2,079

	$6,906	$4,087

7. Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consisted of the following (in thousands):

	September 30, 2011	December 31, 2010
Rental, equipment and utility deposits	$214	$177
Supplier deposits	19	24
VAT — recoverable	45	—
Insurance	126	94
Advertising	53	105
Taxes	—	141
Loan fees	128	96
Commissions	26	—
Other	58	65

	$669	$702

8. Property, Plant and Equipment

In 2009, the Company capitalized a photovoltaic (“PV”) solar system relating to the Aerojet 1 solar development project along with the associated financial obligation, recorded under loans payable, financing and capital lease obligations on its consolidated financial statements. Due to certain guarantee arrangements as disclosed in Note 16 — Commitments and Contingencies, the Company will continue to record this solar system within its property, plant and equipment along with its associated financing obligation in loans payable and capital lease obligations as long as it maintains its continuing involvement with this project. The income and expenses relating to the underlying operation of the Aerojet 1 project are recorded in the Company’s Condensed Consolidated Financial Statements. The Company has restricted bank deposits of $400,000 as a reserve pursuant to guarantees with the bank providing the debt financing on this project as disclosed in Note 5 — Restricted Cash.

Property, plant and equipment consisted of the following (in thousands):

	September 30, 2011 (as restated, see Note 3)	December 31, 2010 (as restated, see Note 3)
PV solar system	$14,852	$14,852
Plant and machinery	740	686
Furniture, fixtures and equipment	369	351
Computers and software	1,490	1,437
Trucks	118	118

Leasehold improvements	411	402

Total cost	17,980	17,846
Less: accumulated depreciation	(3,718)	(2,822)

	$14,262	$15,024

Depreciation expense for the three months ended September 30, 2011 and 2010 was $251,000 and $296,000, respectively. Depreciation for the nine months ended September 30, 2011 and 2010 was $749,000 and $981,000, respectively.

9. Accrued Liabilities and Other Liabilities

Accrued liabilities consisted of the following (in thousands):

	September 30, 2011	December 31, 2010
Accrued payroll and related costs	$391	$462
Sales tax payable	429	965
Warranty reserve — current portion	200	1,542
Customer deposits	425	368

	September 30, 2011	December 31, 2010
Deposits — other	409	—
Accrued financing costs	—	578
Accrued guaranty reserve	117	127
Accrued interest	22	—
Other	92	256

	$2,085	$4,298

Other liabilities consisted of the following (in thousands):

	September 30, 2011	December 31, 2010
Warranty reserve — non-current portion	$1,443	$—

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

On July 22, 2011, the Company issued 400,000 shares of restricted common stock pursuant to the Company’s 2006 Equity Incentive Plan as compensation to its non-employee directors. The shares were fair-valued at $0.48, the closing price of the Company’s common stock on July 22, 2011, the date of the grant. The 400,000 shares vested on the date of grant.

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

Assumptions used in the determination of the fair value of share-based payment awards using the Black-Scholes-Merton model for stock option grants during the three and nine months ended September 30, 2011 and 2010 were as follows:

	2011 Service-based	2010 Service-based
Expected term	3.0 - 3.75	3.0 - 3.75
Risk-free interest rate	0.94% - 1.53%	1.47%
Volatility	132% - 201%	54%
Dividend yield	0%	0%

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

13. Asset Held for Sale

During the year ended December 31, 2010, the Company recorded an asset held for sale of $10,016,000. The Company used the guidance under FASB ACS 360-10-45-9 to evaluate the classification. The asset held for sale resulted from the Company taking possession of a solar facility for which the customer was unable to complete payment. During 2010, the asset held for sale was reduced by $3,347,000 to $6,669,000 by funds received from the United States Treasury under Section 1603, Payment for Specified Energy Property in Lieu of Tax Credits. Although this asset has been held for sale for the past fifteen months, during the period of the closing of the stock purchase by LDK it was not actively marketed to third parties at LDK’s request and the Company could not accept offers to sell the facility under the provisions of the LDK stock purchase agreement. The Company continues to actively market the asset to third parties and expects that this asset will be sold within the next twelve months. Accordingly, the asset held for sale is recorded as a current asset in the consolidated balance sheets as of September 30, 2011 and December 31, 2010. During the quarter ended June 30, 2011, the Company recorded an impairment charge of $400,000 to reduce the carrying amount to the estimate of fair value less cost to sell. The fair value was estimated based on a discounted cash flow analysis using level 3 unobservable inputs. There was no additional impairment recorded during the three months ended September 30, 2011. At September 30, 2011, the asset held for sale was recorded at $6,269,000 on the Company’s balance sheet.

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

17. Fair Value of Financial Instruments

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

18. Segment and Geographical Information

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

Contributions of the major activities, profitability information and asset information of the Company’s reportable segments for the three and nine months ended September 30, 2011 and 2010 are as follows:

	0000000000	0000000000	0000000000	0000000000
	For the Three Months Ended September 30, 2011 (as restated, see Note 3)		For the Three Months Ended September 30, 2010 (as restated, see Note 3)
Segment (in thousands)	Net sales	Income (loss) before taxes	Net sales	Income (loss) before taxes
Photovoltaic installation, integration and sales	$22,451	$(1,108)	$4,263	$(2,502)
Cable, wire and mechanical assemblies	303	28	411	98

Consolidated totals	$22,754	$(1,080)	$4,674	$(2,404)

	0000000000	0000000000	0000000000	0000000000
	For the Nine Months Ended September 30, 2011 (as restated, see Note 3)		For the Nine Months Ended September 30, 2010 (as restated, see Note 3)
Segment (in thousands)	Net sales	Income (loss) before taxes	Net sales	Income (loss) before taxes
Photovoltaic installation, integration and sales	$42,923	$(5,490)	$19,496	$(9,924)
Cable, wire and mechanical assemblies	1,109	224	2,780	921

Consolidated totals	$44,032	$(5,266)	$22,276	$(9,003)

	For the Three Months Ended September 30, 2011 (as restated, see Note 3)		For the Three Months Ended September 30, 2010 (as restated, see Note 3)		For the Nine Months Ended September 30, 2011 (as restated, see Note 3)		For the Nine Months Ended September 30, 2010 (as restated, see Note 3)
Segment (in thousands)	Interest income	Interest expense	Interest income	Interest expense	Interest income	Interest expense	Interest income	Interest expense
Photovoltaic installation, integration and sales	$48	$308	$2	$532	$71	$1,208	$2	$1,074
Cable, wire and mechanical assemblies	—	—	—	—	—	—	—	—

Consolidated total	$48	$308	$2	$532	$71	$1,208	$2	$1,074

	As of September 30, 2011 (as restated, see Note 3)	For the Nine Months Ended September 30, 2011 (as restated, see Note 3)		As of December 31, 2010 (as restated, see Note 3)	For the Twelve Months Ended December 31, 2010 (as restated, see Note 3)
Segment (in thousands)	Identifiable assets	Capital expenditure	Depreciation and amortization	Identifiable assets	Capital expenditure	Depreciation and amortization
Photovoltaic installation, integration and sales	$72,545	$83	$749	$35,273	$63	$1,261
Cable, wire and mechanical assemblies	158	—	—	2,642	—	8

Consolidated total	$72,703	$83	$749	$37,915	$63	$1,269

The locations of the Company’s identifiable assets are as follows:

Location (in thousands)	As of September 30, 2011 (as restated, see Note 3)	As of December 31, 2010 (as restated, see Note 3)
United States	$67,776	$35,365
China (including Hong Kong)	4,927	2,550

Total	$72,703	$37,915

Sales by geographic location for the Company’s reportable segments are as follows:

	00000000000	00000000000	00000000000	00000000000	00000000000	00000000000
	Three Months Ended September 30, 2011(as restated, see Note 3)			Three Months Ended September 30, 2010 (as restated, see Note 3)
Location (in thousands)	Photovoltaic installation, integration and sales	Cable, wire and mechanical assemblies	Total	Photovoltaic installation, integration and sales	Cable, wire and mechanical assemblies	Total
United States	$22,248	$303	$22,551	$4,162	$366	$4,528
Asia	203	—	203	—	—	—
Europe	—	—	—	101	—	101
Mexico	—	—	—	—	45	45

Total	$22,451	$303	$22,754	$4,263	$411	$4,674

	00000000000	00000000000	00000000000	00000000000	00000000000	00000000000
	Nine Months Ended September 30, 2011 (as restated, see Note 3)			Nine Months Ended September 30, 2010 (as restated, see Note 3)
Location (in thousands)	Photovoltaic installation, integration and sales	Cable, wire and mechanical assemblies	Total	Photovoltaic installation, integration and sales	Cable, wire and mechanical assemblies	Total
United States	$41,853	$1,096	$42,949	$12,547	$1,787	$14,334
Asia	1,070	—	1,070	374	—	374
Europe	—	—	—	6,499	—	6,499
Mexico	—	13	13	—	993	993
Other	—	—	—	76	—	76

Total	$42,923	$1,109	$44,032	$19,496	$2,780	$22,276

19. Related Parties

In the fourth quarter of 2009, the Company completed a system installation under an Engineering, Procurement and Construction (“EPC”) contract entered into with STP (see Note 3 and 8). Subsequent to the end of 2009, Stephen C. Kircher, our Chief Executive Officer, and his wife, Lari K. Kircher, as Co-Trustees of the Kircher Family Irrevocable Trust dated December 29, 2004 (“Trust”) was admitted as a member of HEK, LLC (“HEK”), a member of STP. The Trust made a capital contribution of $20,000 and received a 35% membership interest in HEK. Stephen C. Kircher, as trustee of the Trust was appointed a co-manager of HEK. Neither Stephen C. Kircher nor Lari K. Kircher is a beneficiary under the Trust.

In June 2011, the Company transferred to LDK Solar USA, Inc. its interest in North Palm Springs Investments, LLC (“NPSLLC”) and entered into two EPC agreements with NPSLLC for the construction of two utility scale solar projects with anticipated revenues to the Company of $29.2 million. The EPC agreements provide for milestone payments based on performance against a schedule of values.

At September 30, 2011, the Company had accounts receivable of $13,949,000 from its seventy percent shareholder, LDK Solar Co., Ltd. (“LDK”), consisting of $1,105,000 for raw material for the manufacture of solar products valued at its carrying value with payment terms ranging from 60 to 180 days; $1,421,000 expenses incurred on their behalf related to operations in our China and Hong Kong subsidiaries with the intent that the operations of these subsidiaries will be transferred to LDK upon completion of necessary regulatory requirements; and billings to North Palm Springs Investments, LLC related to EPC contracts with the Company of $11,423,000 with milestone payments due upon performance against a schedule of values in the agreement.

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

Related party transactions with LDK are summarized in the following table:

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

The following discussion is presented on a consolidated basis, and analyzes our financial condition and results of operations (as restated) for the three and nine months ended September 30, 2011 and 2010.

Unless the context indicates or suggests otherwise, reference to “we”, “our”, “us” and the “Company” in this section refers to the consolidated operations of Solar Power, Inc. and its subsidiaries.

Restatement of Financial Statements

This filing amends and restates our previously reported consolidated financial statements for the three and nine months ended September 30, 2011 and 2010 to reflect revised accounting treatment for a single solar development project under the financing method for sale of real estate as opposed to the percentage of completion method as was previously used.

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

The following tables disclose the impact of the changes on the Consolidated Balance Sheets as of September 30, 2011 and December 31, 2010, Consolidated Statement of Operations for the three months and nine months ended September 30, 2011 and 2010, and on the Consolidated Statements of Cash Flow for the nine months ended September 30, 2011 and 2010:

Consolidated Balance Sheets

	As of September 30, 2011			As of December 31, 2010
(Dollars in thousands)	As reported	Adjustments	As restated	As reported	Adjustments	As restated

Property, plant and equipment at cost, net	$710	$13,552	$14,262	$915	$14,109	$15,024

Total Assets	$59,151	$13,552	$72,703	$23,806	$14,109	$37,915

Loans payable, financing and capital lease obligations, net of current portion	$—	$13,952	$13,952	$13	$14,620	$14,633

Total liabilities	$23,578	$13,952	$37,530	$15,943	$14,620	$30,563

Accumulated deficit	$(39,403)	$(400)	$(39,803)	$(34,016)	$(511)	$(34,527)

Total stockholders’ equity	$35,573	$(400)	$35,173	$7,863	$(511)	$7,352

Total liabilities and stockholders’ equity	$59,151	$13,552	$72,703	$23,806	$14,109	$37,915

Consolidated Statements of Operations

(Dollars in thousands)	For three months ended September 30, 2011			For three months ended September 30, 2010			For nine months ended September 30, 2011			For nine months ended September 30, 2010
	As reported	Adjustments	As restated	As reported	Adjustments	As restated	As reported	Adjustments	As restated	As reported	Adjustments	As restated

Net Sales	$22,125	$629	$22,754	$4,025	$649	$4,674	$42,555	$1,477	$44,032	$20,807	$1,469	$22,276

Cost of goods sold	$20,744	197	$20,941	$3,470	197	$3,667	$39,344	589	$39,933	$18,518	588	$19,106

Gross Profit	$1,381	432	$1,813	$555	452	$1,007	$3,211	888	$4,099	$2,289	881	$3,170

General and administrative	$1,607	16	$1,623	$1,636	15	$1,651	$5,075	47	$5,122	$5,999	46	$6,045

Operating loss	$(1,236)	416	$(820)	$(2,336)	437	$(1,899)	$(5,002)	841	$(4,161)	$(7,606)	835	$(6,771)

Interest expense	$(70)	(238)	$(308)	$(289)	(243)	$(532)	$(478)	(730)	$(1,208)	$(332)	(742)	$(1,074)

Net loss	$(1,258)	178	$(1,080)	$(2,598)	194	$(2,404)	$(5,387)	111	$(5,276)	$(9,099)	93	$(9,006)

Consolidated Statements of Cash Flows

(Dollars in thousands)	For nine months ended September 30, 2011			For nine months ended September 30, 2010
	As reported	Adjustments	As restated	As reported	Adjustments	As restated
Net loss	$(5,387)	$111	$(5,276)	$(9,099)	$93	$(9,006)

Depreciation	$192	$557	$749	$424	$557	$981

Operating income from solar system subject to financing obligations	$—	$(668)	$(668)	$—	$(650)	$(650)

Accounts receivable	$(4,342)	$—	$(4,342)	$14,546	$(8,172)	$6,374

Net cash used in operating activities	$(29,384)	$—	$(29,384)	$(137)	$(8,172)	$(8,309)

Net proceeds from loans payable and financing obligation	$4,500	$—	$4,500	$3,899	$8,172	$12,071

Net cash provided by financing activities	$33,854	$—	$33,854	$2,440	$8,172	$10,612

The effect of the restatement on the consolidated statements of stockholders’ equity and comprehensive loss for the nine months ended September 30, 2011 and 2010 is $111,000 and $93,000, respectively.

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

Results of Operations

Three and Nine Months Ended September 30, 2011 (as restated), as compared to Three and Nine Months Ended September 30, 2010 (as restated)

Net Sales

Net sales for the three months ended September 30, 2011 increased 386.8% to $22,754,000 from $4,674,000 for the three months ended September 30, 2010.

Net sales for the three months ended September 30, 2011, in the photovoltaic installation, integration and product sales segment, increased 426.6% to $22,451,000 from $4,263,000 for the three months ended September 30, 2010. Included in photovoltaic installation, integration and product sales for the three months ended September 30, 2011 were related party sales to LDK Solar of $6,284,000. The increase in sales in the photovoltaic installation, integration and product sales segment was primarily due to larger system development projects in construction as the Company concentrates on development of utility scale and larger distributive generation projects. The Company expects installation and integration revenues will continue to increase, although not at the same percentage rate, during subsequent quarters as new projects under development begin the installation phase.

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

Net sales for the nine months ended September 30, 2011 increased 97.7% to $44,032,000 from $22,276,000 for the nine months ended September 30, 2010.

Net sales for the nine months ended September 30, 2011, in the photovoltaic installation, integration and product sales segment, increased 120.2% to $42,923,000 from $19,496,000 for the nine months ended September 30, 2010. Included in photovoltaic installation, integration and product sales for the nine months ended September 30, 2011 were related party sales to LDK Solar of $12,413,000. The increase in sales in the photovoltaic installation, integration and product sales segment was primarily due to larger system development projects in construction as the Company concentrates on development of utility scale and larger distributive generation projects. The Company expects installation and integration revenues will increase during subsequent quarters as new projects under development begin the installation phase.

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

Cost of Goods Sold

Cost of goods sold was $20,941,000 (92.03% of net sales) and $3,667,000 (78.5% of net sales) for the three months ended September 30, 2011 and 2010, respectively.

Cost of goods sold in the photovoltaic installation, integration and product sales segment was $20,666,000 (90.8% of net sales) for the three months ended September 30, 2011 compared to $3,370,000 (72.1% of net sales) for the three months ended September 30, 2010. Included in photovoltaic installation, integration and product sales cost of goods sold for the three months ended September 30, 2011 were costs related to sales to related party LDK of $6,353,000. The increase in costs of goods sold as a percentage of sales over the comparative period is attributable to the product sales having a higher product margins than construction projects. In the comparative period, 21% of sales were higher margin product sales compared to the current period where construction sales were 95% of sales. Additionally, construction project sales recorded in the current period used a higher cost SPI designed solar panel. Prior to 2011, the Company used solar panels it manufactured in its China manufacturing facility or purchased from third-party manufacturers. In 2011, the Company no longer manufactured solar panels, but used SPI designed panels manufactured by LDK or third-party manufactured panels. New projects currently in the design phase will use LDK solar panels. LDK solar panels are lower cost than the SPI manufactured as well as third-party panels. It is expected that cost of goods sold will decrease as a percentage of sales in future quarters due to decreased solar panel costs.

Cost of goods sold in the cable, wire and mechanical assemblies segment were $275,000 (1.2% of net sales) for the three months ended September 30, 2011 compared to $297,000 (6.4% of net sales) for the three months ended September 30, 2010. The increase as a percentage of sales is attributable to lower production volume requiring overhead to be absorbed over decreased output. The Company expects that costs will continue to vary with product mix and output in this segment.

Cost of goods sold was $39,933,000 (90.7% of net sales) and $19,106,000 (85.8% of net sales) for the nine months ended September 30, 2011 and 2010, respectively.

Cost of goods sold in the photovoltaic installation, integration and product sales segment was $39,048,000 (88.7% of net sales) for the nine months ended September 30, 2011 compared to $17,316,000 (77.7% of net sales) for the nine months ended September 30, 2010. Included in photovoltaic installation, integration and product sales costs of goods sold for the nine months ended September 30, 2011 were costs related to related party sales to LDK of $11,766,000. Cost of goods sold as a percentage of sales was unchanged over the comparative period. It is expected that cost of goods sold will decrease as a percentage of sales in future quarters primarily due to decreased solar panel costs.

Cost of goods sold in the cable, wire and mechanical assemblies segment were $885,000 (2.0% of net sales) for the nine months ended September 30, 2011 compared to $1,790,000 (8.0% of net sales) for the nine months ended September 30, 2010. The increase as a percentage of sales is attributable to lower production volume requiring overhead to be absorbed over a decreased output. The Company expects that this will continue to be the case in this segment.

General and Administrative Expense

General and administrative expense was $1,623,000 (7.1% of net sales) and $1,651,000 (35.3% of net sales) for the three months ended September 30, 2011 and 2010, respectively, a decrease of 79.8% as a percentage of sales. The decrease in costs for the three months ended September 30, 2011 over the comparative period is primarily due to increased revenue and decreases in professional fees and operating expenses primarily due to the change in our manufacturing operations to outsourcing from external sources and the discontinuance of our residential photovoltaic installation operations. Significant elements of general and administrative expense for the three months ended September 30, 2011 were employee related expenses of $639,000, professional and consulting fees of $217,000, rent, telephone and utilities of $117,000, travel and lodging of $26,000, depreciation expense of $56,000 and stock-based compensation expense of $295,000. Significant elements of general and administrative expense for the three months ended September 30, 2010 were employee related expenses of $635,000, professional and consulting fees of $517,000, rent, telephone and utilities of $120,000, travel and lodging of $22,000, depreciation expense of $75,000 and stock-based compensation expense of $9,000. The Company expects that due to its cost reduction efforts, general and administrative expense spending will remain at current levels as a percentage of sales in the future.

General and administrative expense was $5,122,000 (11.6% of net sales) and $6,045,000 (27.14% of net sales) for the nine months ended September 30, 2011 and 2010, respectively, a decrease of 57.13% as a percentage of sales. The decrease in costs for the nine months ended September 30, 2011 over the comparative period is primarily due to decreases in employee-related costs and operating expenses due to the change in our manufacturing operations to outsourcing from external sources and the discontinuance of our residential photovoltaic installation operations. Significant elements of general and administrative expense for the nine months ended September 30, 2011 were employee related expenses of $2,061,000, professional and consulting fees of $1,165,000, rent, telephone and utilities of $304,000, travel and lodging of $110,000, depreciation expense of $183,000 and stock-based compensation expense of $414,000. Significant elements of general and administrative expense for the nine months ended September 30, 2010 were employee-related expenses of $2,418,000, professional and consulting fees of $1,513,000, rent, telephone and utilities of $350,000, travel and lodging of $108,000, depreciation expense of $273,000 and stock-based compensation expense of $110,000. The Company expects that due to its cost reduction efforts, general and administrative expense spending will remain at current quarter levels as a percentage of sales in the future.

Sales, Marketing and Customer Service Expense

Sales, marketing and customer service expense was $856,000 (3.8% of net sales) and $1,035,000 (22.1% of net sales) for the three months ended September 30, 2011 and 2010, respectively, a decrease of 83.01% as a percentage of sales. The decrease in sales, marketing and customer service expense over the comparative period was primarily due to decreases in employee-related expenses, commission expense and consulting fees as a result of overall corporate reorganization and discontinuance of residential photovoltaic installations. Significant elements of sales, marketing and customer service expense for the three months ended September 30, 2011 were employee-related expense of $393,000, advertising expense of $82,000, stock-based compensation expense of $20,000, commission expense of $40,000, rent, telephone and utilities of $80,000, customer care costs of $35,000 and travel expenses of $20,000. Significant elements of sales, marketing and customer service expense for the three months ended September 30, 2010 were employee-related expense of $597,000, advertising expense of $21,000, stock-based compensation expense of $17,000, commission expense of $382,000, rent, telephone and utilities of $56,000, customer care costs of $6,000 and travel expenses of $16,000. The Company expects that sales, marketing and customer service expense will remain at current quarter levels in future periods as a percentage of sales.

Sales, marketing and customer service expense was $2,243,000 (5.1% of net sales) and $3,093,000 (13.9% of net sales) for the nine months ended September 30, 2011 and 2010, respectively, a decrease of 63.3% as a percentage of sales. The decrease in sales, marketing and customer service expense over the comparative period was primarily due to decreases in employee-related expenses, commission expense and consulting fees as a result of overall corporate reorganization and discontinuance of residential photovoltaic installations. Significant elements of sales, marketing and customer service expense for the nine months ended September 30, 2011 were employee-related expense of $1,124,000, advertising expense of $125,000, stock-based compensation expense of $45,000, commission expense of $140,000, rent, telephone and utilities of $180,000, customer care costs of $65,000 and travel expenses of $111,000. Significant elements of sales, marketing and customer service expense for the nine months ended September 30, 2010 were employee-related expense of $1,577,000, advertising expense of $113,000, stock-based compensation expense of $67,000, commission expense of $758,000, rent, telephone and utilities of $202,000, consulting fees $115,000, customer care costs of $57,000 and travel expenses of $89,000. The Company expects that sales, marketing and customer service expense will remain at current quarter levels in future periods as a percentage of sales.

Engineering, design and product management

Engineering, design and product management expense was $154,000 (0.7% of net sales) and $220,000 (4.7% of net sales) for the three months ended September 30, 2011 and 2010, respectively. The decrease in engineering, design and product management costs primarily related to decreases in employee-related, product certification and professional fee costs. Significant elements of product development expense for the three months ended September 30, 2011 were employee-related expense of $125,000, product certification costs of $22,000 and stock-based compensation costs of $3,000. Significant elements of product development expense for the three months ended September 20, 2010 were employee-related expense of $110,000, product development and certification costs of $19,000, professional and consulting fees of $77,000 and stock-based compensation costs of $7,000. The Company expects that product development costs will continue at their current dollar value run rate in fiscal 2011.

Engineering, design and product management expense was $495,000 (1.1% of net sales) and $803,000 (3.6% of net sales) for the nine months ended September 30, 2011 and 2010, respectively. The decrease in engineering, design and product management costs primarily related to decreases in employee and professional fee costs. Significant elements of product development expense for the nine months ended September 30, 2011 were employee-related expense of $396,000, product certification costs of $52,000, professional fees of $31,000 and stock-based compensation costs of $10,000. Significant elements of product development expense for the nine months ended September 20, 2010 were employee-related expense of $472,000, product development and certification costs of $151,000, professional and consulting fees of $98,000 and stock-based compensation costs of $55,000. The Company expects that product development costs will continue at their current dollar value run rate in fiscal 2011.

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

Interest income / expense

Interest expense, net, was $260,000 and $530,000 for the three months ended September 30, 2011 and 2010, respectively. Interest expense, net, for the three months ended September 30, 2011, consisted of interest expense of $308,000 on the loan financing for the Company’s power generation facility recorded as an asset held for sale and the Aeroject project, offset by earnings on the Company’s bank deposits of $48,000. Interest expense, net, for the three months ended September 30, 2010, consisted of interest expense of $532,000 on the Company’s asset financing obligation, capital leases, and loans payable, offset by earnings on the Company’s bank deposits of $2,000. The Company expects that this expense will vary during 2011 depending on the utilization of debt financing in its operations.

Interest expense, net, was $1,137,000 and $1,072,000 for the nine months ended September 30, 2011 and 2010, respectively. Interest expense for the nine months ended September 30, 2011, consisted of interest expense of $8,000 on the Company’s capital leases and loans payable, $153,000 to suppliers on accounts payable financing and $1,047,000 on the loan financing for the Company’s power generation facility recorded as an asset held for sale, offset by earnings on the Company’s bank deposits of $71,000. Interest expense, net, for the nine months ended September 30, 2010, consisted of interest expense of $18,000 on the Company’s capital leases and loans payable, $208,000 to suppliers on accounts payable financing, $742,000 on the financing obligation related to the solar system development project (see Note 3 to the Condensed Consolidated Financial Statements) and $104,000 on the loan financing for the Company’s power generation facility recorded as an asset held for sale. The Company expects that this expense will vary during 2011 depending on the utilization of debt financing in its operations.

Other income / expense, net

Other expense (income), net was zero and $(25,000) for the three months ended September 30, 2011 and 2010, respectively. Other income, net, of $25,000 for the three months ended September 30, 2010 consisted of $122,000 currency exchange gain resulting from the improvement in the exchange rate between the U.S. dollar and the Euro, $39,000 of economic stimulus funds received by our China subsidiary from the Chinese government offset by $142,000 of costs expended on preliminary design for a new factory facility and $5,000 of other expense. The Company expects that it will continue to be exposed to currency gains and losses in the future.

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

Income Tax Expense

There was zero income tax expense for the three months ended September 30, 2011 and 2010. The Company provided income tax expense of $10,000 and $3,000 for the nine months ended September 30, 2011 and 2010, respectively. The Company is currently in a net cumulative loss position and has significant new operating loss carry forwards, and has only provided for statutory minimum taxes.

Liquidity and Capital Resources

A summary of the sources and uses of cash and cash equivalents is as follows:

	Nine Months Ended
(in thousands)	September 30, 2011 (as restated)	September 30, 2010 (as restated)
Net cash used in operating activities	$(29,384)	$(8,309)
Net cash used in investing activities	(83)	(24)
Net cash provided by financing activities	33,854	10,612
Effect of exchange rate changes on cash	17	(16)

Net increase in cash and cash equivalents	$4,404	$2,263

As of September 30, 2011 and December 31, 2010, we had $5,845,000 and $1,441,000 in cash and cash equivalents, respectively.

Operating Activities

Net cash used in operating activities of $29,384,000 for the nine months ended September 30, 2011 was primarily a result of: (i) a net loss of $5,276,000; (ii) increase in accounts and note receivable of $23,493,000 as a result of increased net sales and extended payment terms to our customers, of which $13,949,000 is related to sales to our parent, LDK Solar Co., Ltd. (“LDK”); (iii) increase in costs and estimated earnings in excess of billing on uncompleted contracts of $6,091,000 as a result of increased net sales and extended payment terms to customers of which $450,000 is related to projects between the Company and our parent, LDK; (iv) increase in inventories of $2,819,000 for material for current construction projects which has not been installed; (v) decrease in accrued liabilities of $770,000; (vi) decrease in prepaid expenses and other current assets of $140,000; (vii) increase in accounts payable of $7,312,000 caused by increased construction projects of which $3,879,000 is related to solar panel purchases from our parent, LDK; (vii) increase in billings in excess of costs and estimated earnings on uncompleted projects of $481,000 caused by contractual milestone billings in excess of the percentage of completion on construction projects of which includes $889,000 related to projects between the Company and our parent, LDK; (viii) increase in income taxes payable of $9,000; and (ix) non-cash items included depreciation and amortization of $738,000, bad debt expense of $184,000, stock-based compensation costs of $469,000 and an impairment charge against our asset held for sale of $400,000. Our cash used in operating activities was driven by our increase in accounts and note receivables which is a result of extended payment terms granted to our solar electric facility customers. As described further below, we expect this to be the trend in future quarters.

Investing Activities

Net cash used in investing activities of $83,000 for the nine months ended September 30, 2011 relates to acquisition of property, plant and equipment.

Financing Activities

Net cash provided by financing activities was $33,854,000 for the nine months ended September 30, 2011 and resulted from: (i) net proceeds received from the issuance of common and preferred stock under a Stock Purchase Agreement dated January 5, 2011 to LDK of $32,719,000; (ii) cash of $639,000 from the reduction of restricted cash relating to the reserve account for the guarantee of financing for our customer Solar Tax Partners 1, LLC and the reduction of the reserve account for our subsidiary, Solar Tax Partners 2, LLC as a result of refinancing its note payable; (iii) net proceeds of $722,000 from refinancing the note payable of our subsidiary, Solar Tax Partners 2, LLC: (iv) offset by $226,000 of payments on loans payable and capital lease obligations; and (v) PV solar system financing obligation of $668,000.

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

At September 30, 2011, we had $23,503,000 in accounts and note receivable, $6,091,000 of costs and estimated earnings in excess of billings on uncompleted projects and $2,248,000 of billings in excess of costs and estimated earnings on uncompleted projects. Included in these amounts are $13,949,000 in accounts receivable, $450,000 of costs and estimated earnings in excess of billings on uncompleted projects and $889,000 of billings in excess of costs and estimated earnings on uncompleted projects from our parent, LDK. Additionally, we have $13,367,000 of accounts payable of which $3,879,000 is due to our parent, LDK. Our business model currently provides for extended payment terms to our large EPC customers. We intend to meet our working capital requirements using a construction line of credit, which is currently in its final approval stages, and payment terms on solar panel purchases from our parent, LDK concurrent with payment terms granted to our EPC customers. The anticipated revenues of our operations, the sale of our asset held for sale, continued management of our supply chain, and potential funds available to us through debt and equity financing, are adequate to fund our anticipated cash needs through the next twelve months. We anticipate that we will retain all earnings, if any, to fund future growth in the business. Although we believe we have effectively implemented cash management controls to meet ongoing obligations, there are no assurances that we will not be required to seek additional working capital through debt or equity offerings. If such additional working capital is required, there are no assurances that such financing will be available on favorable terms to the Company, if at all.

Off-Balance Sheet Arrangements

None.

Item 4.

Evaluation of Disclosure Controls and Procedures

At the time that our Quarterly Report on Form 10-Q for the three months ended September 30, 2011 was filed on November 14, 2011, our Chief Executive Officer and then Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2011. Subsequent to that evaluation, in connection with the restatement and filing of this Quarterly Report on Form 10-Q/A, our management, including our Chief Executive Officer and current Chief Financial Officer, concluded that our disclosure controls and procedures were not effective as of September 30, 2011 because of a material weakness in internal control over the selection and application of accounting policies for complex and non-routine transaction related to the solar development project initiated in 2009. Refer to Note 3 to the Condensed Consolidated Financial Statements for further discussion.

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