Form 10-K
period 2011-12-31
Solar Power, Inc.
filed 2012-04-16
CIK 1210618

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from:             to             .

Commission File Number 000-50142

SOLAR POWER, INC.

(Exact name of registrant as specified in its charter)

California	20-4956638
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification Number)

2240 Douglas Boulevard, Suite 200 Roseville, California	95661-3875
(Address of Principal Executive Offices)	(Zip Code)

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

The aggregate market value of voting stock held by non-affiliates computed by reference to the price at which the common equity was last sold as of the last business day of the registrant’s most recently completed second fiscal quarter, June 30, 2011, was $11,003,966. For purposes of this computation, it has been assumed that the shares beneficially held by directors and officers of registrant were “held by affiliates”; this assumption is not to be deemed to be an admission by such persons that they are affiliates of registrant.

The number of shares of registrant’s common stock outstanding as of March 22, 2012 was 184,413,923.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Definitive Proxy Statement for its Annual Meeting of Stockholders, which Definitive Proxy Statement will be filed with the Securities and Exchange Commission not later than 120 days after the registrant’s fiscal year-ended December 31, 2011, are incorporated by reference into Part III of this Form 10-K; provided, however, that the Compensation Committee Report, the Audit Committee Report and any other information in such proxy statement that is not required to be included in this Annual Report on Form 10-K, shall not be deemed to be incorporated herein by reference or filed as a part of this Annual Report on Form 10-K

NOTE REGARDING FORWARD-LOOKING STATEMENTS

As used in this Annual Report on Form 10-K, unless otherwise indicated, the terms “we,” “us,” “our” and “the Company” refer to Solar Power, Inc., a California corporation and its wholly-owned subsidiaries.

Our Annual Report on Form 10-K for the fiscal year ended December 31, 2011, and information we provide in our press releases, telephonic reports and other investor communications, including those on our website, may contain forward-looking statements with respect to anticipated future events and our projected financial performance, operations and competitive position that are subject to risks and uncertainties that could cause our actual results to differ materially from those forward-looking statements and our expectations.

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

PART I

ITEM 1 — BUSINESS

Overview

Solar Power, Inc. (“SPI”) is a global turnkey developer and Engineering, Procurement and Construction (“EPC”) contractor of large-scale photovoltaic (“PV”) solar energy facilities (“SEF”). We design, engineer, construct, market and sell very high-quality PV SEFs for commercial and utility applications to a global market. Additionally, in the course of producing our systems we manage a supply chain of solar modules, racking and balance of system components that includes our own uniquely designed racking systems, SkyMount® and PeaqTM. SPI produces its world-class SEFs from concept through creation, and ensures superior SEF performance with its comprehensive operations and maintenance (“O&M”) services program SPIGuardianTM.

On January 5, 2011, we entered into a stock purchase agreement with LDK Solar Co., Ltd. (“LDK”), a vertically integrated solar wafer, cell and solar module manufacturer. Under the agreement, on an as-converted, fully diluted basis, LDK purchased 70% of our common stock. The transaction complemented LDK’s vertical integration, effectively providing us with strategic capital by making SPI its downstream SEF development platform and a member of the global LDK Solar family. Furthermore, the transaction enables SPI to leverage LDK’s supply chain and economies-of-scale to work as a vertically integrated turnkey solar developer and EPC contractor.

Previously, we sold our manufactured products through three distinct sales channels: 1) direct product sales to international and domestic markets, 2) independent construction of commercial and residential solar systems in the U.S., and 3) authorized dealer networks who sold our Yes! branded products in the U.S., and to the European residential markets through both direct and dealer sales. Subsequent to the January 2011 transaction with LDK, our business strategy and focus shifted solely to the development, design, engineering and construction of commercial and utility PV solar projects, and we closed our PV solar module manufacturing facility in Shenzhen, China. We continue to manufacture balance of system components, including our proprietary racking systems SkyMount® and PeaqTM, through contract manufacturing and assembly relationships. We maintain a strategic office in Shenzhen, Peoples Republic of China (“PRC”) that is principally responsible for our ongoing procurement, logistics and design support for our products and data systems. It also provides monitoring and management services for those solar energy facilities we either own or maintain under operations and maintenance agreements through our SPIGuardianTM O&M services program.

The LDK relationship has strengthened our position in the solar industry and provided broader strategic relationships that strengthen our business development position, allowing us to pursue the commercial and utility projects in our pipeline more aggressively. We now intend to grow our pipeline in the Americas, Europe, Africa and the Caribbean with equal aggression while we simultaneously accelerate the active development of multiple projects now under way.

Industry Overview

We believe 2012 will show protracted continued growth in the PV solar market. Government policies, in the form of both regulation and incentives, have accelerated the adoption of solar technologies by businesses and consumers and have provided opportunities for developers to construct PV systems as an alternative to more traditional forms of power generation. The PV market is a global one and it has grown from 6.1Gigawatt (“GW”) in 2008 to an estimated 25GW in 2012. Germany has been the single largest driver of this growth from 1.8GW in 2008 to 6GW in 2011.* We anticipate global demand to be in the range of approximately 25GW vs. 24GW in 2011. The German and Italian markets have been slowing while growth is projected in the U.S. and Asia markets.

In the U.S. market, solar is growing as well. The U.S. market is anticipated to reach 3.5GW in 2012, up from 2.5GW in 2011. Incentives have been extended that will support this growth, and a pipeline of projects is in place that substantiate the 3.5GW forecast.*

*	Source, Roth Capital Partners Cleantech Industry Report dated December 20, 2011

Our Strategy

Our business strategy, as an LDK company, is to leverage LDK’s strategic relationships and upstream product supply to effectively extend the vertical integration of both companies to go from silicon to systems. We will maintain control of our supply chain, including engineering, procurement, construction, and manufacturing to ensure top-quality products, systems and margin optimization. SPI provides a strategic downstream complement to LDK that includes turnkey project development and EPC contractor services, essentially consisting of project financing and post construction asset management of the SEFs through the Company’s O&M services offering SPIGuardianTM. The end results are to deliver highly efficient and cost effective, world-class solar solutions.

As conventional energy costs rise and fossil fuels dwindle globally, the deployment of renewable energy grows. We believe solar energy will play an increasingly important role as a growing number of energy independence strategies are deployed worldwide. We presently are focused on the following steps to implement our business strategy:

•

Engineering, procurement, and construction excellence. As an experienced designer and builder of small- and large-scale solar systems, we are in a position to identify potential efficiencies at a system level. Our experience in design and construction has lead to innovative products and construction techniques that result in lower-cost-per-watt installations than our competitors.

•

High-quality, low-cost solar modules and solar components from LDK and other strategic partners. Our management team has extensive experience in designing modules, racking systems and solar energy facilities. The recent investment by our strategic partner LDK has given us access to a strong material supply source for solar modules and the ability to provide bankable modules to our projects.

•

Asset Management Services. Through our comprehensive operations and management services provided by SPIGuardian, we are able to offer our customers superior operation and maintenance services, including system monitoring and reporting capabilities; all of which optimize system performance.

Products and Services

We are a designer, integrator and installer of photovoltaic power systems to a variety of customers. In addition to building solar systems using our products, we may sell solar modules and our balance of system components to other integrators in the U.S., Asian, and European markets. For the fiscal year ended December 31, 2011, we recorded net sales of $101,550,000 from the sale of solar panels, balance of system products and sales and installation of our photovoltaic power systems, representing 98.5% of our total net sales. Nine customers in this group represented 96% of our total net sales. We anticipate that our current revenue trend for SEF sales in fiscal year 2012 will continue to grow.

Additionally, for the fiscal year ended December 31, 2011, net sales in our cable, wire and mechanical assemblies segment was $1,522,000 or 1.5% of our total net sales.

Intellectual Property

We rely and will continue to rely on trade secrets, know-how and other unpatented proprietary information in our business. We have the following trademarks: Yes! Solar Solutions, Yes!, and SkyMount®. In addition, we have four Patent Cooperation Treaty applications, four provisional patents pending, one patent application and one design application for certain proprietary technologies.

Competition

The solar power market is intensely competitive and rapidly evolving, and we compete with major international and domestic companies. Our major competitors in the development of SEFs include completely vertically integrated companies such as SunPower Corporation and First Solar, and companies such as Sun Edison (a wholly owned subsidiary of MEMC Electronic Materials, Inc.) plus numerous regional developers. We compete in the sale of our balance of system products with other manufacturers of racking systems for solar modules. The entire solar industry also faces competition from other power generation sources, both conventional sources as well as other emerging technologies. Solar power has certain advantages and disadvantages when compared to other power generating technologies. The advantages include the ability to deploy products in many sizes and configurations, install products almost anywhere in the world, provide reliable power for many applications, serve as both a power generator and the skin of a building and eliminate air, water and noise emissions.

Manufacturing and Assembly Capabilities

As described previously, we no longer manufacture solar modules. Through contract manufacturing and assembly relationships, we continue to manufacture balance of system products. Our knowledge and experience of manufacturing and assembly operations in China give us a competitive advantage in the production of balance of system products. Our goal is to continue to reduce costs of the overall solar system to the end customer and ultimately make the actual installed cost of solar equivalent or comparable to the cost of grid-based energy without rebate. These overall reductions in cost will be delivered by reducing labor installation costs through better system design and kit packaging along with reductions in module and balance of system costs through a sustained focus on driving prices down on what are essentially commodity-like products.

Suppliers

There are numerous suppliers of solar modules in the industry, and we have sourced modules from several of them through 2011. There does not appear to be a shortage of modules or raw materials used in the manufacture of solar modules required for our SEFs. We anticipate that our primary source of modules will be through our strategic partner, LDK, although we are not contractually obligated to purchase solely from LDK.

Sales and Marketing

Our products and services are largely represented through our Company’s sales force located in California. To ensure adequate coverage of the markets we are targeting, we also work with outside sales representatives to cultivate opportunities. These representatives currently cover Europe, Asia, and sections of the United States (“U.S.”).

Employees

As of December 31, 2011, we had 68 full-time employees comprised of 46 employees in the U.S, and the balance working in our Shenzhen, China engineering and procurement operation. None of our employees are represented by a labor union nor are we organized under a collective bargaining agreement. We have never experienced a work stoppage and believe that our relations with our employees are good.

Item 1A — RISK FACTORS

Investing in our common stock involves a high degree of risk. You should carefully consider the following risks and all other information contained in our public filings before making an investment decision about our common stock. While the risks described below are the ones we believe are most important for you to consider, these risks are not the only ones that we face. If any of the following risks actually occur, our business, operating results or financial condition could suffer, the trading price of our common stock could decline, and you could lose all or part of your investment.

Factors, Risks and Uncertainties That May Affect our Business

With the exception of historical facts herein, the matters discussed herein are “forward looking” statements that involve risks and uncertainties that could cause actual results to differ materially from projected results. Such “forward looking” statements include, but are not necessarily limited to statements regarding anticipated levels of future revenues and earnings from the operations of Solar Power, Inc. and its subsidiaries, projected costs and expenses related to our operations, liquidity, capital resources, and availability of future equity capital on commercially reasonable terms. Factors that could cause actual results to differ materially are discussed below. We disclaim any intent or obligation to publicly update these “forward looking” statements, whether as a result of new information, future events or otherwise. Unless the context indicates or suggests otherwise, reference to “we”, “our”, “us”, and the “Company” in this section refers to the consolidated operations of Solar Power, Inc., a California corporation.

Risks Related to Our Business

Our risks and uncertainties include, without limitation, our ability to raise capital to finance our operations, the effectiveness, profitability and the marketability of our services, our ability to protect our proprietary information, general economic and business conditions, the impact of new or disruptive technological developments and competition, adverse results of any legal proceedings, the impact of current, pending or future legislation and regulation of the solar power industry, our ability to enter into acceptable relationships with one or more of our suppliers for panel components and the ability of such suppliers to manufacture products or components of an acceptable quality on a cost-effective basis, our ability to attract or retain qualified senior management personnel, including sales and marketing and technical personnel and other risks detailed from time to time in our filings with the SEC, including those described below. We do not undertake any obligation to update any forward-looking statements.

We have limited experience constructing solar systems on a commercial basis and changes to our business strategy to SEF construction more recently provides a limited history on which to base our prospects and anticipated results of operations.

We commenced solar power-related operations in June 2006 and began manufacturing solar modules in April 2007. Our IAS (Shenzhen) Electronics Co., Ltd. (“IAS”) subsidiary completed its first mechanical assembly manufacturing line in May 2005 and began commercial shipment of its cable, wire and mechanical products in June 2005. During 2011, we continued to eliminate and/or consolidate our wholly owned subsidiaries, to focus more strategically on commercial and utility construction projects. In the past year, our operating focus has shifted principally to the construction of SEFs. A SEF is a complete solar array that is designed and constructed to produce electricity from the sun (DC power) and then convert it, as necessary, to AC power through an inverter to produce power for the end user. We have constructed SEFs mounted on rooftops, parking lot structures and on the ground. Moreover, due to the strategic change in our focus and revenue generating efforts, our prior operating history and our historical operating results may not provide a meaningful basis for evaluating our business, financial performance and prospects. We have incurred net losses since our inception and as of December 31, 2011, had an accumulated deficit of approximately $35,000,000. We may be unable to achieve or maintain profitability in the future.

Our business strategy depends on the widespread adoption of solar power technology and economics for the construction of SEFs, and if demand for such facilities fails to develop sufficiently, our revenues and ability to achieve or maintain profitability could be harmed.

While the demand for SEFs is emerging and rapidly evolving, its future success is uncertain. If solar power technology proves unsuitable for widespread commercial deployment or if demand for SEFs fails to develop sufficiently, we may not be able to generate enough revenues to achieve and sustain profitability. The factors influencing the widespread adoption of solar power technology through the construction of SEFs include but are not limited to:

•	cost-effectiveness, performance, and reliability of solar power technologies as compared with conventional and non-solar alternative energy technologies;

•	success of other alternative, distributed generation technologies such as fuel cells, wind power and micro turbines;

•

fluctuations in economic and market conditions which impact the viability of conventional and non-solar alternative energy sources, such as increases or decreases in the prices of oil and other fossil fuels; and

•	availability of government subsidies and incentives.

The reduction or elimination of government and economic incentives domestically and changes in foreign incentives could cause our revenue to decline.

We believe that the growth of the market for “on-grid” applications, where solar power is used to supplement a customer’s electricity purchased from the utility network, depends in large part on the availability and size of government-generated economic incentives. At present, the cost of producing solar energy generally exceeds the price of electricity in the U.S. from traditional sources. To encourage the adoption of solar technologies, the U.S. government and numerous state governments have provided subsidies in the form of cost reductions, tax write-offs and other incentives to end users, distributors, systems integrators and manufacturers of solar power products. Reduction, elimination and/or periodic interruption of these government subsidies and economic incentives because of policy changes, fiscal tightening or other reasons may result in the diminished competitiveness of solar energy, and materially and adversely affect the growth of these markets and our revenues. Electric utility companies that have significant political lobbying powers may push for a change in the relevant legislation in our markets. The existing Federal Investment Tax Credit was renewed with passage of the 2008 economic stimulus package by the U.S. government. The current Federal Investment Tax Credit allows for a 30% tax credit for both commercial and residential solar installations with no cap and allows the commercial credit to be monetized if it cannot be absorbed by a tax liability.

A significant portion of our prior direct module and balance of system sales occurred outside of the U.S. Changes in the feed-in tariffs in markets like Germany, Spain and Italy, will have a material impact on the financial viability of solar systems in those markets. Consequentially, our ability to sell products into those markets will be impacted. Changes to international programs are not easily forecasted and may happen rapidly, resulting in significant changes in demand for solar products.

The execution of our growth strategy is dependent upon the continued availability of third-party financing arrangements for our customers.

For many of our projects, our customers have entered into agreements to pay for solar energy over an extended period of time based on energy savings generated by our solar power systems, rather than paying us to construct a solar power system for them. For these types of projects, most of our customers choose to purchase solar electricity under a power purchase agreement with a financing company that contracts with us for the construction of the SEF. These structured finance arrangements are complex and rely heavily on the creditworthiness of the customer as well as required returns of the financing companies. Today the Company does not have an ownership interest in either the financing companies or its customers. Depending on the status of financial markets, companies may be unwilling or unable to finance the cost of construction of the SEF. Lack of credit for our customers or restrictions on financial institutions extending such credit will severely limit our ability to grow our revenues. In addition, an increase in interest or lending rates or a reduction in the supply of project debt financing could reduce the number of solar projects that receive financing, making it difficult for our customers to secure the financing necessary to develop, build, purchase or install a PV system on favorable terms, or at all, and thus lower demand for our SEFs which could limit our growth or reduce our net sales.

The preparation of our consolidated financial statements in accordance with U.S. generally accepted accounting principles requires us to make estimates, judgments, and assumptions that may ultimately prove to be incorrect.

The accounting estimates and judgments that management must make in the ordinary course of business affect the reported amounts of assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenue and expenses during the periods presented. If the underlying estimates are ultimately proven to be incorrect, subsequent adjustments could have a material adverse effect on our operating results for the period or periods in which the change is identified. Additionally, subsequent adjustments could require us to restate our consolidated financial statements. Restating consolidated financial statements could result in a material decline in the price of our stock.

We act as the general contractor for our customers in connection with the installations of our solar power systems and are subject to risks associated with construction, bonding, cost overruns, delays and other contingencies, which could have a material adverse effect on our business and results of operations.

We act as the general contractor for our customers in connection with the installation of our solar power systems. All essential costs are estimated at the time of entering into the sales contract for a particular project, and these are reflected in the overall price that we charge our customers for the project. These cost estimates are preliminary and may or may not be covered by contracts between us or the other project developers, subcontractors, suppliers and other parties to the project. In addition, we require qualified, licensed subcontractors to install most of our systems. Shortages of such skilled labor could significantly delay a project or otherwise increase our costs. Should miscalculations in planning a project or defective or late execution occur, we may not achieve our expected margins or cover our costs. Additionally, many systems customers require performance bonds issued by a bonding agency. Due to the general performance risk inherent in construction activities, it is sometimes difficult to secure suitable bonding agencies willing to provide performance bonding. In the event we are unable to obtain bonding, we will be unable to bid on, or enter into sales contracts requiring such bonding.

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

Increases in polysilicon pricing could result in substantial downward pressure on the demand for SEFs due to the overall increase in the cost of production for such projects. Lessening demand for new SEFs may have a negative impact on our revenue and earnings and adversely affect our business and financial condition.

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

•

Availability and pricing of raw materials, such as solar cells and wafers and potential delays in delivery of components or raw materials by our suppliers. Solar cells represent over 50% of our direct material cost and fluctuations in pricing or availability of cells will have material impact to our costs and margins.

•	Delays in our product sales, design and qualification processes which vary widely in length based upon customer requirements and market acceptance of new products or new generations of products;

•	Pricing and availability of competitive products and services;

•	Changes in government regulations, tax-based incentive programs, and changes in global economic conditions;

•	Delays in installation of specific projects due to inclement weather;

•	Changes in currency translation rates affecting margins and pricing levels.

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

From time to time, we may acquire new and complementary technology, assets and companies. We do not know if we will be able to complete any acquisitions or if we will be able to successfully integrate any acquired businesses, operate them profitably or retain key employees. Integrating any other newly acquired business, product or technology could be expensive and time-consuming, disrupt our ongoing business and distract our management. We may face competition for acquisition targets from larger and more established companies with greater financial resources. In addition, in order to finance any acquisitions, we might be forced to obtain equity or debt financing on terms that are not favorable to us, and in the case of equity financing, our stockholders interests may be diluted. If we are unable to integrate effectively any newly acquired company, product or technology, our business, financial condition and operating results could suffer.

We face intense competition and many of our competitors have substantially greater resources than we do.

We compete with major international and domestic companies. Some of our current and potential competitors have greater market recognition and customer base, longer operating histories and substantially greater financial, technical, marketing, distribution, purchasing, manufacturing, personnel and other resources than we do. In addition, many of our competitors are developing and are currently producing products based on new solar power technologies that may ultimately have costs similar to or lower than our projected costs.

Some of our competitors own, partner with, have longer term or stronger relationships with solar cell providers than we do, which could result in them being able to obtain solar cells on a more favorable basis than us. It is possible that new competitors or alliances among existing competitors could emerge and rapidly acquire significant market share, which would harm our business. If we fail to compete successfully, our business would suffer and we may lose or be unable to gain market share.

Existing regulations and policies of the electric utility industry and changes to these regulations and policies may present technical, regulatory and economic barriers to the purchase and use of our products, which may significantly reduce demand for our products.

The market for electricity generating products is strongly influenced by federal, state and local government regulations and policies concerning the electric utility industry as well as policies promulgated by electric utilities. These regulations and policies often relate to electricity pricing and technical interconnection of customer-owned electricity generation. In the U.S., these regulations and policies are being modified and may continue to be modified. Customer purchases of alternative energy sources, including solar power technology, could be deterred by these regulations and policies, which could result in a significant reduction in the demand for our solar power products. For example, without a regulatory-mandated exception for solar power systems, utility customers are often charged interconnection or standby fees for putting distributed power generation on the electric utility grid. These fees could increase the cost to our customers and make our solar power products less desirable.

The failure to increase or restructure the net metering caps could adversely affect our business. In the U.S., all grid-tied photovoltaic systems are installed with cooperation by the local utility providers under guidelines created through statewide net metering policies. These policies require local utilities to purchase from end users excess solar electricity for a credit against their utility bills. The amount of solar electricity that the utility is required to purchase is referred to as a net metering cap. If these net metering caps are reached and local utilities are not required to purchase solar power, or if the net metering caps do not increase in the locations where we install our solar product, demand for our products could decrease. The solar industry is currently lobbying to extend these arbitrary net metering caps and replace them with either notably higher numbers or with a revised method of calculation that will allow the industry to continue our expansion in a manner consistent with both the industry and state and federal desires.

Moreover, we anticipate that our solar power installation will be subject to oversight and regulation in accordance with national and local ordinances relating to building codes, safety, environmental protection, utility interconnection and metering and related matters.

It is difficult to track the requirements of individual states and design equipment to comply with the varying standards. Any new government regulations or utility policies pertaining to our solar power products may result in significant additional expenses to us, our resellers, and our customers and as a result, could cause a significant reduction in demand for our solar power products.

Compliance with environmental regulations can be expensive and noncompliance with these regulations may result in adverse publicity and potentially significant monetary damages and fines.

We are required to comply with extensive environmental laws and regulations at the national, state, local, and international levels. These environmental laws and regulations include those governing the discharge of pollutants into the air and water, the use, management, and disposal of hazardous materials and wastes, the cleanup of contaminated sites, and occupational health and safety. We have incurred and will continue to incur significant costs and capital expenditures in complying with these laws and regulations. In addition, violations of or liabilities under environmental laws or permits may result in restrictions being imposed on our operating activities or in our being subjected to substantial fines, penalties, criminal proceedings, third party property damage or personal injury claims, cleanup costs, or other costs. While we believe we are currently in substantial compliance with applicable environmental requirements, future developments such as more aggressive enforcement policies, the implementation of new, more stringent laws and regulations, or the discovery of presently unknown environmental conditions may require expenditures that could have a material adverse effect on our business, results of operations, and financial condition.

We generally recognize revenue on system installations on a “percentage of completion” basis and payments are due upon the achievement of contractual milestones and any delay or cancellation of a project could adversely affect our business.

We generally recognize revenue on our system installations on a “percentage of completion” basis, and as a result, our revenues from these installations are driven by the performance of our contractual obligations, which is generally driven by timelines for the installation of our solar power systems at customer sites. This could result in unpredictability of revenue and in the near term, a revenue decrease. As with any project-related business, there is the potential for delays within any particular customer project. Variation of project timelines and estimates may impact our ability to recognize revenue in a particular period. In addition, certain customer contracts may include payment milestones due at specified points during a project. Because we must invest substantial time and incur significant expense in advance of achieving milestones and the receipt of payments, failure to achieve milestones could adversely affect our business and results.

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

Our ability to compete and to achieve and maintain profitability depends in part on our ability to protect our proprietary discoveries and technologies. We currently rely on a combination of copyrights, trademarks, trade secret laws and confidentiality agreements to protect our intellectual property rights. We also rely upon unpatented know-how and continuing technological innovation to develop and maintain our competitive position.

From time to time, the U.S. Supreme Court, other federal courts, the U.S. Congress or the U.S. Patent and Trademark Office may change the standards of patentability, and any such changes could have a negative impact on our business.

We may face intellectual property infringement claims that could be time-consuming and costly to defend and result in our loss of significant rights and the assessment of damages.

If we receive notice of claims of infringement, misappropriation or misuse of other parties’ proprietary rights, some of these claims could lead to litigation. We cannot provide assurance that we will prevail in these actions or that other actions alleging misappropriation or misuse by us of third-party trade secrets, infringement by us of third-party patents and trademarks or the validity of our patents will not be asserted or prosecuted against us. We may also initiate claims to defend our intellectual property rights. Intellectual property litigation, regardless of outcome, is expensive and time-consuming, could divert management’s attention from our business and have a material negative effect on our business, operating results or financial condition. If there is a successful claim of infringement against us, we may be required to pay substantial damages (including treble damages if we were to be found to have willfully infringed a third party’s patent) to the party claiming infringement, develop non-infringing technology, stop selling our products or using technology that contains the allegedly infringing intellectual property or enter into royalty or license agreements that may not be available on acceptable or commercially practical terms, if at all. Our failure to develop non-infringing technologies or license the proprietary rights on a timely basis could harm our business. Parties making infringement claims on future issued patents may be able to obtain an injunction that would prevent us from selling our products or using technology that contains the allegedly infringing intellectual property, which could harm our business.

We are exposed to risks associated with product liability claims in the event that installation of our solar power systems results in injury or damage, and we have limited insurance coverage to protect against such claims and additionally those losses resulting from business interruptions or natural disasters.

Since our solar power systems are electricity-producing devices, it is possible that users could be injured or killed by our systems, whether by improper installation or other causes. As an installer of products that are used by consumers, we face an inherent risk of exposure to product liability claims or class action suits in the event that the installation of the solar power systems results in injury or damage. Moreover, to the extent that a claim is brought against us, we may not have adequate resources to defend ourselves. We rely on our general liability insurance to cover product liability claims and have not obtained separate product liability insurance. The successful assertion of product liability claims against us could result in potentially significant monetary damages and, if our insurance protection is inadequate, could require us to make significant payments which could have a materially adverse effect on our financial results. Any business disruption or natural disaster could result in substantial costs and diversion of resources.

Since we cannot test solar panels for the duration of our vendors or the industry standard 25-year warranty period, we may be subject to unexpected warranty expense; if we are subject to warranty and product liability claims that our vendors do not cover, such claims could adversely affect our business and results of operations.

The possibility of future product failures could cause us to incur substantial expense to repair or replace defective products. We have agreed to indemnify our customers and our distributors in some circumstances against liability from defects in, or performance from, solar modules that we purchase and install. A successful indemnification claim against us could require us to make significant damage payments, which would negatively affect our financial results.

Standard product warranty for solar panel systems includes a 10-year warranty period for defects in materials and workmanship and a 25-year warranty period for declines in power performance from the modules. We believe our system warranty periods are consistent with industry practice. Due to the long warranty period, we bear the risk of extensive warranty claims long after we have shipped product and recognized revenue. Although we make every attempt to qualify our vendors and their solar panels, solar panels have not been and cannot be tested in an environment simulating the 25-year warranty period. As a result of the foregoing, we may be subject to unexpected warranty expense, which in turn would harm our financial results.

Like other retailers, distributors and manufacturers of products that are used by consumers, we face an inherent risk of exposure to product liability claims in the event that the use of the solar power products in our SEFs results in injury. We may be subject to warranty and product liability claims in the event that our SEFs fail to perform as expected or if a failure of our solar power systems results, or is alleged to result, in bodily injury, property damage or other damages.

Warranty and product liability claims may result from defects or quality issues in certain third-party technologies and components that we incorporate into our solar power systems, particularly solar cells and panels, over which we have no control. While our agreements with our suppliers generally include warranties, those provisions may not fully compensate us for any loss associated with third-party claims caused by defects or quality issues in these products. In the event we seek recourse through warranties, we will also be dependent on the creditworthiness and continued existence of these suppliers.

Our failure to raise additional capital or generate the significant capital necessary to expand our operations and construction of SEFs could reduce our ability to compete and could harm our business growth.

We expect that our existing cash and cash equivalents, together with collections of our accounts receivable and other cash flows from operations in 2012, will be sufficient to meet our anticipated cash needs for at least the next twelve months. However, the timing and amount of our working capital and capital expenditure requirements may vary significantly depending on numerous factors. The growth of our business depends on our ability to finance multiple services and projects simultaneously. In many cases we will need to fund development costs for large projects that we are going to build short term, pending finalization of project financing. These additional costs may result in greater fixed costs and operating expenses well in advance of the revenues to be gained. Without access to working capital from profitable operations, equity, or debt, our business cannot continue to grow.

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

We are required to document and test our internal control procedures in order to satisfy the requirements of Section 404 of the Sarbanes-Oxley Act, which requires annual management assessments of the effectiveness of our internal control over financial reporting. Testing and maintaining internal controls can divert our management’s attention from other matters that are important to our business. We expect to incur increased expense and to devote additional management resources to Section 404 compliance. We may not be able to conclude on an ongoing basis that we have effective internal control over financial reporting in accordance with Section 404. If we conclude that our internal control over financial reporting is not effective, we cannot be certain as to the timing of completion of our evaluation, testing and remediation actions or their effect on our operations. If we are unable to conclude that we have effective internal control over financial reporting, investors could lose confidence in our reported financial information, which could have a negative effect on the trading price of our stock.

Natural disasters and other events outside our control can disrupt our business.

Our business and financial results may be affected by certain events that we cannot anticipate or that are beyond our control, such as natural or man-made disasters, national emergencies, significant labor strikes, work stoppages, political unrest, war or terrorist activities that could curtail production at our facilities and cause delayed deliveries and canceled orders. In addition, we purchase components, raw materials and other services from numerous suppliers, and even if our facilities were not directly affected by such events, we could be affected by interruptions at such suppliers. Such suppliers may be less likely than our own facilities to be able to quickly recover from such events and may be subject to additional risks such as financial problems that limit their ability to conduct their operations. We cannot assure you that we will have insurance to adequately compensate us for any of these events.

Risks Related to Our International Operations

Concerns regarding the European debt crisis and market perceptions concerning the instability of the euro could adversely affect the Company’s business, results of operations and financing.

Concerns persist regarding the debt burden of certain Eurozone countries and their ability to meet future financial obligations, the overall stability of the euro and the suitability of the euro as a single currency given the diverse economic and political circumstances in individual Eurozone countries. These concerns, or market perceptions concerning these and related issues, could adversely affect the value of the Company’s Euro-denominated assets and obligations and lead to future economic slowdowns.

We may not be able to retain, recruit and train adequate management personnel.

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

We transact business in a variety of currencies including the U.S. dollar, the Chinese Yuan Renminbi (“RMB”), and the Euro. We make all sales in both U.S. dollars and the Euro and we incurred 12.1% of our operating expenses, such as payroll, rent, electrical power and other costs associated with running our facilities in China, in RMB. Changes in exchange rates would affect the value of deposits of currencies we hold. In July 2005 the Chinese government announced that the RMB would be pegged to a basket of currencies, making it possible for the RMB to rise and fall relative to the U.S. dollar. We do not currently hedge against exposure to currencies. We cannot predict with certainty future exchange rates and thus their impact on our operating results. We do not have any long-term debt valued in RMB. Movements between the U.S. dollar, the Euro, and the RMB could have a material impact on our profitability.

Changes to Chinese tax incentives and heightened efforts by the Chinese tax authorities to increase revenues could subject us to greater taxes.

Under applicable Chinese law, we have been afforded profits tax concessions by Chinese tax authorities on our operations in China for specific periods of time, which has lowered our cost of operations in China. However, the Chinese tax system is subject to substantial uncertainties with respect to interpretation and enforcement. Recently, the Chinese government has attempted to augment its revenues through heightened tax collection efforts. Continued efforts by the Chinese government to increase tax revenues could result in revisions to tax incentives or new interpretations by the Chinese government of the tax benefits we should be receiving currently.

Changes in the U.S. tax law regarding foreign earnings could materially affect our future results.

There have been proposals to change U.S. tax laws that would significantly impact how U.S. corporations are taxed on foreign earnings. We earn a substantial portion of our income in foreign countries. Although we cannot predict whether or in what form any of these proposals might be enacted into law, if adopted they could have a material adverse impact on our liquidity, results of operations, financial condition and cash flows.

Risks Related to our Common Stock

LDK controls us and may have conflicts of interest with other shareholders in the future.

LDK owns 70% of our common stock on an as converted, fully-diluted basis. As a result, LDK will have significant control of the election of our directors and may influence our corporate and management policies. LDK also has sufficient voting power to amend our organizational documents. The interests of LDK may not coincide with the interests of other holders of our common stock. LDK may also pursue, for its own account, acquisition opportunities that may be complementary to our business, and as a result, those acquisition opportunities may not be available to us. So long as LDK continues to own a significant amount of the outstanding shares of our common stock, it will continue to be able to strongly influence or effectively control our decisions, including potential mergers or acquisitions, asset sales and other significant corporate transactions. Although we will operate separately, there are no assurances that conflicts will not arise in the future.

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

As of December 31, 2011, we had 184,413,923 shares of common stock outstanding. LDK holds 131,746,347 shares of common stock. The possibility that substantial amounts of our outstanding common stock may be sold by LDK or the perception that such sales could occur, often called “equity overhang,” could adversely affect the market price of our common stock and could impair our ability to raise additional capital through the sale of equity securities in the future.

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

ITEM 1B — UNRESOLVED STAFF COMMENTS

None.

ITEM 2 — PROPERTIES

Our corporate headquarters are located in Roseville, California in a space of 11,300 square feet. The five year lease commenced on August 1, 2011 and expires in July 31, 2017. The base rent of $236,775 for the first year is waived, rent is $236,775 for the second year, $243,878 for the third year, $251,195 for the fourth year and $525,222 for the remainder of the lease. The Company has an option to renew for an additional five years.

On December 1, 2010 we leased 3,900 square feet of office space to accommodate our support services operations in Shenzhen, China. The term of the lease is three years and expires on November 30, 2013 at an annual rent of $36,072.

Our prior solar panel manufacturing facilities consisted of 123,784 square feet, including 101,104 square feet of factories and 23,680 square feet of dorms, situated in an industrial suburb of Shenzhen, Southern China known as Long Gang. Only the state may own land in China. Therefore, we lease the land under our facilities, and our lease agreement gave us the right to use the land until December 31, 2010 at an annual rent of $229,134. The Company continued to lease this location on a month-to-month basis during January and February 2011 and then in March, 2011, extended the lease for a twelve-month term from March 1, 2011 through February 29, 2012 for its cable, wire and assembly business at the same annual rent.

Our prior corporate headquarters was located in Roseville, California in a space of 19,000 square feet. The five year lease commenced on August 1, 2007 and expires on July 31, 2012. The rent was $342,972 per year for the first year, $351,540 for the second year, $360,336 for the third year, is $369,336 for the fourth year and $378,576 for the remainder of the lease. The Company has an option to renew for an additional five years which it does not plan to exercise. The Company continues to use this location for warehousing and storage of balance of system components.

Our retail outlet was located in Roseville, California in a space of 2,000 square feet. The five year lease commenced in October 2007 and expires in December 2012. The rent is currently $79,426 per year and increases to $83,832 in the fifth year. The Company has an option to renew for an additional five years. In October 2010, in conjunction with the discontinuance of our residential installation business, we closed our retail outlet. The Company continues to use this location for quality assurance testing.

On February 1, 2012, we leased approximately 4,000 square feet of office space in San Francisco, California to expand the financial services and corporate activities of the Company. The five year lease begins on February 1, 2012 and expires on January 31, 2017. The base rent will be $120,120 for the first year, $164,964 for the second year, $169,908 for the third year, $175,008 for the fourth year and $180,264 for the fifth year. The Company has an option to renew the lease for an additional five years.

The Company is obligated under operating leases requiring minimum rentals as follows (in thousands):

Years ending December 31,
2012	$577
2013	438
2014	416
2015	429
2016 and beyond	612

$2,472

ITEM 3 — LEGAL PROCEEDINGS

Except as set forth below, we are not a party to any pending legal proceeding. We are not aware of any pending legal proceeding to which any of our officers, directors, or any beneficial holders of 5% or more of our voting securities are a party that may have a material adverse effect to the Company’s business and consolidated financial position, results of operations or cash flows.

Rogers v. Kircher, et al.

On January 25, 2011, a putative class action was filed by William Rogers against the Company, the Company’s directors Stephen C. Kircher, Francis Chen, Timothy B. Nyman, Ronald A. Cohan, D. Paul Regan, and LDK, in the Superior Court of California, County of Placer. The Company opposed that action and the complaint was dismissed in December 2011.

Motech Industries, Inc. v. Solar Power, Inc.

Motech Industries, Inc. (“Motech”) filed a complaint against the Company on November 21, 2011, in the Superior Court of California, County of Sacramento, alleging that the Company breached a November 29, 2010 settlement agreement by failing to make payments set forth therein for products supplied to the Company by Motech. Motech has alleged causes of action for breach of contract and breach of the covenant of good faith and fair dealing seeking to recover a total of $339,544.15 in damages from the Company plus its attorneys’ fees and costs. The Company filed its answer on December 22, 2011 generally denying all of the allegations in Motech’s complaint. Specifically, the Company contends that it has paid Motech in full for all monies owed under the settlement agreement. The Company intends to defend the action, which is at its early stage.

From time to time, we also are involved in various other legal and regulatory proceedings arising in the normal course of business. While we cannot predict the occurrence or outcome of these proceedings with certainty, we do not believe that an adverse result in any pending legal or regulatory proceeding, individually or in the aggregate, would be material to our consolidated financial condition or cash flows; however, an unfavorable outcome could have a material adverse effect on our results of operations for a specific interim period or year.

ITEM 4 — MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5 — MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock began trading on the Over the Counter Bulletin Board (OTCBB) under the symbol “SOPW.OB” on September 25, 2007. The quarterly high and low bid information in U.S. dollars on the OTCBB of our common shares during the periods indicated are as follows:

	High Bid	Low Bid
Fiscal Year Ended December 31, 2011
Fourth Quarter to December 31, 2011	$0.35	$0.22
Third Quarter to September 30, 2011	$0.47	$0.35
Second Quarter to June 30, 2011	$0.51	$0.41
First Quarter to March 31, 2011	$0.56	$0.36
Fiscal Year Ended December 31, 2010
Fourth Quarter to December 31, 2010	$0.33	$0.29
Third Quarter to September 30, 2010	$0.39	$0.33
Second Quarter to June 30, 2010	$0.84	$0.77
First Quarter to March 31, 2010	$1.08	$1.00

These Over-the-Counter Bulletin Board bid quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions. On December 31, 2011 and 2010, the last reported sale price for our common stock was $0.33 and $0.29 per share, respectively.

Stockholders

As of March 10, 2012 we had approximately 110 holders of record of our common stock.

Dividends

We have paid no dividends on our common stock since our inception and may not do so in the future.

Recent Sales of Unregistered Securities

On January 5, 2011, we entered into a Stock Purchase Agreement (“SPA”) with LDK in connection with the sale and issuance by the Company of convertible Series A Preferred Stock and Common Stock. At the first closing on January 10, 2011, we issued 42,835,947 shares of our common stock at $0.25 per share, receiving proceeds, net of expenses of $10,490,965. At the second closing, at the end of the second quarter of fiscal 2011, we issued 20,000,000 shares of our Series A Preferred Stock and received proceeds of $22,227,654.

The above offerings were offered and sold by us in reliance on Section 506 of Regulation D of the Securities Act and comparable exemptions for sales under state securities laws.

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

As of December 31, 2011, we have outstanding 5,171,500 service-based stock options to purchase shares of our common stock issued under the 2006 Plan. The options have an exercise price from $0.23 to $3.45 and are subject to vesting schedules and terms. As of December 31, 2010, we had 2,305,175 service-based and 200,000 performance-based options. The following table provides aggregate information as of December 31, 2011 with respect to all compensation plans (including individual compensation arrangements) under which equity securities are authorized for issuance.

Plan Category	(a) Number of securities to be issued upon exercise of of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity Compensation Plans approved by security holders	5,171,500	$0.56	10,521,657	(1)
Equity Compensation Plans not approved by security holders	—	—	—

Total	5,171,500	$0.56	10,521,657	(1)

(1)

Includes number of shares of common stock reserved under the 2006 Equity Incentive Plan (the “Equity Plan”) as of December 31, 2011, which reserves 9% of the outstanding shares of common stock of the Company, plus outstanding warrants.

Issuer Purchase of Equity Securities

None.

ITEM 7 — MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion highlights what we believe are the principal factors that have affected our financial condition and results of operations as well as our liquidity and capital resources for the periods described. This discussion should be read in conjunction with our financial statements and related notes appearing elsewhere in this Annual Report. This discussion contains “forward-looking statements,” which can be identified by the use of words such as “expects,” “plans,” “will,” “may,” “anticipates,” “believes,” “should,” “intends,” “estimates” and other words of similar meaning. These forward-looking statements are subject to risks and uncertainties that may cause actual results to differ materially from those expressed or implied by these forward-looking statements. Such risks and uncertainties include, without limitation, the risks described in Part I on page 4 of this Annual Report, and the risks described in Item 1A, Page 7 above.

The following discussion is presented on a consolidated basis, and analyzes our financial condition and results of operations for the years ended December 31, 2011 and 2010.

Unless the context indicates or suggests otherwise reference to “we”, “our”, “us” and the “Company” in this section refers to the consolidated operations of Solar Power, Inc.

Overview

We are a global turnkey developer and Engineering, Procurement and Construction (“EPC”) contractor of large-scale photovoltaic (“PV”) solar energy facilities (“SEF”). We design, engineer, construct, market and sell very high-quality PV SEFs for commercial and utility applications to a global market. Additionally, in the course of producing our systems, we manage a supply chain of solar modules, racking and balance of system components that includes our own uniquely designed racking systems, SkyMount® and PeaqTM. We produce world-class SEFs from concept through creation and ensure a lifetime of superior SEF performance with our comprehensive operations and maintenance (O&M) services program SPIGuardianTM.

On January 5, 2011, we entered into a stock purchase agreement with LDK, a vertically integrated solar wafer, cell and solar module manufacturer. Under the agreement, on an as-converted, fully diluted basis, LDK purchased 70% of our common stock. The transaction complemented LDK’s vertical integration, effectively providing us with strategic capital by making us its downstream SEF development platform and a member of the global LDK family. Furthermore, the transaction enables us to leverage LDK’s supply chain and economies-of-scale to work as a vertically integrated turnkey solar developer and EPC contractor.

Previously, we sold our manufactured products through three distinct sales channels: 1) direct product sales to international and domestic markets, 2) independent construction of commercial and residential solar systems in the U.S., and 3) authorized dealer networks who sold our Yes! branded products in the U.S., and to the European residential markets through both direct and dealer sales. Subsequent to the January 2011 transaction with LDK, our business strategy and focus shifted solely to the development, design, engineering and construction of commercial and utility PV solar projects, and we ceased PV solar module manufacturing at our facility in Shenzhen, China. We continue to manufacture balance of system components, including our proprietary racking systems SkyMount® and PeaqTM through contract manufacturing and assembly relationships. We maintain a strategic office in Shenzhen, China that is principally responsible for our ongoing procurement, logistics and design support for our products and data systems. It also provides monitoring and management services for those solar energy facilities we either own or maintain under operations and maintenance agreements through our SPIGuardianTM O&M services program.

The LDK relationship has strengthened our position in the solar industry and provided broader strategic relationships that strengthen our business development position, allowing us to pursue the commercial and utility projects in our pipeline more aggressively. We now intend to grow our pipeline in the Americas, Europe, Africa and the Caribbean with equal aggression while we simultaneously accelerate the active development of multiple projects now under way.

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

For those projects where the Company is considered to be the owner, the project is accounted for under the rules of real estate accounting. In the event of a sale, the method of revenue recognition is determined by considering the extent of the buyer’s initial and continuing investment and the nature and the extent of the Company’s continuing involvement. Generally, revenue is recognized at the time of title transfer if the buyers investment is sufficient to demonstrate a commitment to pay for the property and the Company does not have a substantial continuing involvement with the property. When continuing involvement is substantial and not temporary, the Company applies the financing method, whereby the asset remains on the balance sheet and the proceeds received are recorded as a financing obligation. When a sale is not recognized due to continuing involvement and the financing method is applied the Company records revenue and expenses related to the underlying operations of the asset in the Company’s Consolidated Financial Statements.

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

Product and Performance Warranties — The Company offers the industry standard of 25 years for our solar modules and industry standard five (5) years on inverter and balance of system components. Due to the warranty period, we bear the risk of extensive warranty claims long after we have shipped product and recognized revenue. In our cable, wire and mechanical assemblies business, historically our warranty claims have not been material. In our solar photovoltaic business, our greatest warranty exposure is in the form of product replacement. Until the third quarter of 2007, the Company purchased its solar panels from third-party suppliers and since the third-party warranties are consistent with industry standards we considered our financial exposure to warranty claims immaterial. Certain photovoltaic construction contracts entered into during the year ended December 31, 2007 included provisions under which the Company agreed to provide warranties to the buyer, and during the quarter ended September 30, 2007 and continuing through the fourth quarter of 2010, the Company installed its own manufactured solar panels. As a result, the Company recorded the provision for the estimated warranty exposure on these contracts within cost of sales. Since the Company does not have sufficient historical data to estimate its exposure, we have looked to our own historical data in combination with historical data reported by other solar system installers and manufacturers. The Company now only installs panels manufactured by unrelated third parties and its parent LDK Solar Co., Ltd. We provide their pass through warranty and reserve for unreimbursed costs, such as labor, material and transportation costs to replace panels and balance of system components provided by third-party manufacturers. To the extent our estimate of warranty cost is inaccurate we may incur additional costs to satisfy our contractual obligations, and those costs may be material to our financial condition, results of operations and cash flows.

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

Profit from non-U.S. activities is subject to local country taxes but not subject to U.S. tax until repatriated to the U.S. It is our intention to permanently reinvest these earnings outside the U.S. The calculation of tax liabilities involves dealing with uncertainties in the application of complex global tax regulations. We recognize potential liabilities for anticipated tax audit issues in the U.S. and other tax jurisdictions based on our estimate of whether, and the extent to which, additional taxes will more likely than not be due. If payment of these amounts ultimately proves to be unnecessary, the reversal of the liabilities may result in tax benefits being recognized in the period when we determine the liabilities are no longer necessary. If the estimate of tax liabilities proves to be less than the ultimate tax assessment, a further charge to expense may result.

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

Segment Information

The Company’s two primary business segments include: (1) photovoltaic installation, integration, and sales and (2) cable, wire and mechanical assemblies the Company’s reportable segments are strategic business units that offer different products and services. They are managed separately because each business requires different technology and marketing strategies.

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

In September 2011, the FASB issued ASU No. 2011-08, Intangibles—Goodwill and Other (Topic 350): Testing Goodwill for Impairment, which permits an entity to make a qualitative assessment of whether it is more likely than not that a reporting unit’s fair value is less than its carrying amount before applying the two-step goodwill impairment test. If an entity can support the conclusion that it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, it would not need to perform the two-step impairment test for that reporting unit. Goodwill must be tested for impairment at least annually, and prior to the ASU, a two-step test was required to assess goodwill for impairment. In Step 1, the fair value of a reporting unit is compared to the reporting unit’s carrying amount. If the fair value is less than the carrying amount, Step 2 is used to measure the amount of goodwill impairment, if any. The Company expects that the adoption of ASU 2011-05 will not have a material impact on results of operations, cash flows or financial position.

Results of Operations

Comparison of the year ended December 31, 2011 to the year ended December 31, 2010

Net sales — Net sales for the year ended December 31, 2011 increased 191.6% to $103,072,000 from $35,353,000 for the year ended December 31, 2010.

Net sales in the photovoltaic installation, integration and sales segment increased 217.0% to $101,550,000 from $32,036,000 for the year earlier comparative period. The increase in revenue was primarily due to larger system development projects in construction as the Company concentrates on development of utility scale and larger distributive generation projects. Included in photovoltaic installation, integration and sales were related party sales to LDK of $12,903,000. The Company expects that its continued focus on larger system development projects and utility scale projects will result in increased revenues in fiscal 2012.

Net sales in the cable, wire and mechanical assemblies segment decreased 54.1% to $1,522,000 from $3,317,000 for the year earlier comparative period. This is the legacy segment of the Company’s business. The Company expects to continue to service the customers it has in this segment as it continues to concentrate on its solar segment, but is not actively seeking new customers. The decrease in revenue is attributed to a decrease in demand from existing customers and is expected to continue to fluctuate in fiscal 2012.

Cost of goods sold — Cost of goods sold were $90,237,000 (87.5% of net sales) and $30,066,000 (85.0% of net sales) for the years ended December 31, 2011 and 2010, respectively.

Cost of goods sold in the photovoltaic installation, integration and sales segment was $89,100,000 (86.4% of sales) for the year ended December 31, 2011 compared to $27,804,000 (78.6% of net sales) for the year ended December 31, 2010. Included in photovoltaic installation, integration and sales cost of goods sold were costs related to sales to related party LDK of $12,561,000. Cost of goods sold as a percentage of sales remain relatively unchanged over the comparative period. Prior to 2011, the Company used solar panels it manufactured in its China manufacturing facility or purchased from third-party manufacturers. In 2011, the Company no longer manufactured solar panels, but used SPI designed panels manufactured by LDK or third-party manufactured panels. New projects currently in the design phase will use LDK solar panels which have a lower cost than the SPI manufactured as well as third-party panels. It is expected that cost of goods sold will decrease as a percentage of sales in future quarters due to decreased solar panel costs.

Cost of goods sold in the cable, wire and mechanical assembly segment were $1,136,000 (1.1% of net sales) for the year ended December 31, 2011 compared to $2,262,000 (6.7% of net sales) for the year ended December 31, 2010. The decrease as a percentage of net sales is attributable to product mix. The Company expects that the costs will continue to vary with product mix and output in this segment.

General and administrative expenses — General and administrative expenses were $7,161,000 for the year ended December 31, 2011 and $7,639,000 for the year ended December 31, 2010, a decrease of 6.3%. As a percentage of net sales, general and administrative expenses were 6.9% and 21.6%, for the years ended December 31, 2011 and 2010, respectively. The Company initiated cost reduction efforts during the year including reductions in employee costs of $535,000, decrease in legal expenses of $278,000, decrease in information technology costs of $88,000 and decrease in other expense of $3,000. These decreases were offset by an increase in bad debt expenses of $310,000, increase in audit fees of $113,000, increase in insurance costs of $118,000 and increase in stock compensation expense of $298,000. The Company expects the general and administrative expenses to remain consistent with prior periods, as a percentage of sales, as it expands its operations internationally.

Significant elements of general and administrative expenses for the year ended December 31, 2010 include employee related expense of $3,342,000, information technology costs of approximately $194,000, insurance costs of $261,000, professional and consulting fees of $1,473,000, rent of $310,000, travel and lodging costs of $131,000, stock compensation expense of $162,000 and bad debt expense of $523,000. The bad debt expense pertains primarily to one product sale subsequently deemed to be uncollectable.

Sales, marketing and customer service expense — Sales, marketing and customer service expenses were $3,018,000 for the year ended December 31, 2011 and $3,652,000 for the year ended December 31, 2010. As a percentage of net sales, sales, marketing and customer service expenses were 2.9% and 10.3% for the years ended December 31, 2011 and 2010, respectively. The decrease in cost is primarily due to decreases in employee related costs of $274,000 as a result of restructuring and eliminating the residential business, commissions expenses decreases of $521,000, and reductions in stock compensation expense of $39,000. These decreases were offset by increases in recruiting costs of $87,000, rent expenses of $40,000 and professional fees of $77,000. The Company expects these expenses to increase in 2012, but as a percentage of sales to remain at similar level.

Significant elements of sales, marketing and customer service expense for the year ended December 31, 2010 were payroll related expenses of $1,773,000, advertising and trade show expenses of $185,000, commission expense of $809,000, stock-based compensation costs of $84,000, business development costs of $119,000 and travel and lodging costs of $109,000.

Engineering, design and product management expense — Engineering, design and product management expenses were $657,000 and $947,000 for the year ended December 31, 2011 and 2010, respectively, a decrease of 30.6%. The decrease was primarily attributed to the reduction in staff of $77,000, product certification costs of $76,000, professional fees of $68,000, and stock compensation expense of $48,000. As a percentage of net sales, product development expenses were 0.6% and 2.7% for the years ended December 31, 2011 and 2010, respectively. The Company expects these expenses to continue at the current dollar-value run rate in 2012 as it expands operations worldwide.

Significant elements of engineering, design and product management expense for the year ended December 31, 2010 were payroll and related expenses of $599,000, product certification and testing of $159,000 and stock-based compensation expense of $60,000.

Impairment charge — During the second quarter of 2011, we recorded an impairment charge of $400,000 to reduce the carrying amount of the asset held for sale to the revised estimate of fair value less cost to sell. Refer to Note 13 of the Consolidated Financial Statements for details on the asset held for sale. The fair value was estimated based on a discounted cash flow analysis using level 3 unobservable inputs. There was no additional impairment recorded during the remainder of the year ended December 31, 2011.

Interest income / expense — Interest expense, net was $1,332,000 and $1,433,000 for the years ended December 31, 2011 and 2010, respectively. Interest expense, net consisted primarily of $964,000 of imputed interest on a real estate sales transaction accounted for under the financing method, $8,000 on the Company’s line of credit and construction financing, $30,000 on the Company’s capital leases and loans payable, $375,000 on the loan financing for the Company’s power generating facility recorded as an asset held for sale and $144,000 to suppliers on accounts payable financing, offset by earnings on the Company’s bank deposits of $34,000 and interest from trade accounts receivable balances of $151,000.

Interest expense, net for the year ended December 31, 2010, consisted of $983,000 of imputed interest on a real estate sales transaction accounted for under the financing method, $188,000 paid on the loan securing our power generating facility at Aerojet, $29,000 paid on our installment loans and capital leases and $233,000 of finance charges on trade accounts payable.

Other income / expense — Other expense, net was $469,000 and $1,138,000 for the years ended December 31, 2011 and 2010, respectively. The decrease was primarily related to large exchange losses due to decline in value of the Euro in 2010 as it related to the collection of Euro denominated accounts receivable.

In 2010, other income, net consisted primarily of income related to a government stimulus of $70,000 from the Chinese government, other income of $6,000 and expenses of $1,000 related to the sub-lease of the Company’s retail outlet, $142,000 of costs related to the preliminary design of a new factory facility and currency exchange losses of $1,071,000.

Income tax expense / benefit — The Company provided income tax expense of $259,000 for the year ended December 31, 2011 and an income tax benefit of $141,000 for the year ended December 31, 2010. The Company is currently in a net cumulative loss position and has significant net operating loss carry forwards. The income tax expense for the year ended December 31, 2011 consisted of $150,000 for Federal Alternative Minimum Tax, not covered by the Company’s deferred tax assets, $207,000 of state income tax for California and New Jersey and $1,000 of tax expense related to our China support entity. There is a moratorium imposed by the State of California that prevents the use of operating losses to offset future tax liability until the state budget crisis is resolved resulting in income tax expense related to our California earnings. The income tax benefit for the year ended December 31, 2010 was primarily due to a decrease in tax liability for one of our foreign subsidiaries.

Liquidity

A summary of the sources and uses of cash and cash equivalents is as follows:

	Year ended December 31,
(in thousands)	2011	2010
Net cash used in operating activities	$(30,439)	$(12,119)
Net cash used in by investing activities	(5,983)	(63)
Net cash provided by financing activities	58,365	10,505
Effect of exchange rate changes on cash	471	(18)

Net increase (decrease) in cash and cash equivalents	$22,414	$(1,695)

As of December 31, 2011, we had $23,855,000 in cash and cash equivalents and as of December 31, 2010, we had $1,441,000 in cash and cash equivalents. This change in cash and cash equivalents is primarily attributable to cash generated from financing activities offset by cash used in operating activities.

Operating Activities – Net cash used in operating activities of $30,439,000 for the year ended December 31, 2011 was a result of a net loss of $461,000, offset by non-cash items included in net loss, consisting of depreciation of $999,000, amortization of loan fees of $(14,000), impairment charge of $400,000, stock-based compensation expense and stock issued for services of $517,000, bad debt expense of $819,000, provision for obsolete inventory of $253,000, operating income from solar system subject to financing obligation of $(749,000), and loss on disposal of fixed assets of $4,000. Cash used in operations also included an increase in accounts and related notes receivable of $77,980,000 primarily related to a number of large scale development projects where milestones have been met and invoices issued, including $18,201,000 due from our parent company LDK relating to two EPC contracts between SPI and LDK; an increase in costs and estimated earnings in excess of billings on uncompleted projects of $7,020,000 related to the construction projects, of which $360,000 is related to two EPC contracts entered into between the Company and LDK; increases in inventories of $3,044,000 primarily due to increases in raw material and finished goods inventory; decreases in prepaid expenses and other current assets of $135,000 due to decreased supplier deposits at our manufacturing facility in the People’s Republic of China (“PRC”); an increase in accounts payable of $47,806,000 of which $46,125,000 is to LDK for solar panel purchases; increases in income taxes payable of $254,000; decreases in accrued liabilities of $399,000 for our solar project development activities; and increases in billings in excess of costs and estimated earnings on uncompleted contracts of $2,180,000 from contractual milestone billings in excess of percentage of completion on our EPC agreements, of which $2,992,000 is related to LDK projects, offset by $812,000 on non-related customers. As we continue to seek out and undertake larger solar system projects we anticipate that the cash provided by or used in operating activities will continue to be significantly influenced by the payment terms of our projects and the financing terms provided to us by our solar cell vendors and third party financing from banks.

Net cash used in operating activities of $12,119,000 for the year ended December 31, 2010 was a result of a net loss of $9,381,000, offset by non-cash items included in net loss, consisting of depreciation of $1,269,000, amortization of loan fees of $5,000, stock-based compensation expense of $306,000, bad debt expense of $523,000, operating income from solar system subject to financing obligation of $(232,000) and loss on disposal of fixed assets of $21,000. Cash used in operations also included a decrease in accounts receivable of $3,302,000, decrease in costs and estimated earnings in excess of billings on uncompleted projects of $18,000 related to the construction project we now carry as an asset held for sale, decreases in inventories of $1,126,000 primarily due to decreases in raw material and finished goods inventory, increase in an asset held for sale of $1,112,000 related to our assumption of the contract for the Aerojet 2 project, decreases in prepaid expenses and other current assets of $856,000 due to decreased supplier deposits at our PRC manufacturing facility, a decrease in accounts payable of $10,055,000 related to payment on our accounts payable, decreases in accrued liabilities of $89,000 for our solar project development activities, increase in our billings in excess of costs and estimated earnings on uncompleted contracts of $1,613,000 due to prepayment from our development contracts and decreases in income taxes payable of $289,000 due to estimated tax payments required at our Hong Kong subsidiary.

Investing Activities – Net cash used in investing activities of $5,983,000 for the year ended December 31, 2011 primarily related to a note receivable and acquisition of property and equipment.

Net cash used in investing activities of $63,000 for the year ended December 31, 2010 primarily related to acquisition of property and equipment.

Financing Activities – Net cash generated from financing activities of $58,365,000 for the year ended December 31, 2011 was a result of net proceeds of $32,719,000 from the sale of common stock LDK, $25,200,000 from proceeds on a line of credit and construction loans, $4,500,000 generated from loan proceeds from the re-financing of our Aerojet 2 solar facility by our subsidiary, Solar Tax Partners 2, LLC, decrease in restricted cash of $674,000 primarily related to reduction in reserves required by our lender, offset by principal payments on notes and capital leases payable of $3,956,000 and payment of loan fees of $772,000.

Net cash generated from financing activities of $10,505,000 for the year ended December 31, 2010 was a result of payments of approximately $8,172,000 related to the Aerojet 1 solar development project and $3,899,000 generated from loan proceeds from the financing of our Aerojet 2 solar facility by our subsidiary, Solar Tax Partners 2, LLC, offset by an increase in restricted cash of $1,064,000 primarily related to reserves required by our lender, principal payments on notes and capital leases payable of $359,000 and prepayment of loan fees of $102,000.

Capital Resources and Material Known Facts on Liquidity

On January 5, 2011, we entered into a Stock Purchase Agreement (“SPA”) with LDK in connection with the sale and issuance by the Company of convertible Series A Preferred Stock and Common Stock. At the first closing on January 10, 2011, we issued 42,835,947 shares of our common stock at $0.25 per share and received proceeds net of expenses of $10,491,000. At the second closing, on March 30, 2011 we issued 20,000,000 shares of our Series A Preferred Stock receiving proceeds of $22,228,000. On June 22, 2011, following the approval of the shareholder of the increase in authorized common shares of the Company, the 20,000,000 Series A Preferred Stock was converted to 88,910,400 shares of our common stock per the SPA.

On December 23, 2011, we entered into credit facility with Cathay Bank for an aggregate principle amount of $9,000,000. On February 15, 2012, the Company’s Board of Directors approve the issuance of a warrant agreement for Cathay General Bancorp to purchase 300,000 shares of the Company’s stock at $0.75 per share related to the line of credit. At December 31, 2011, the Company’s outstanding balance on the credit facility with Cathay Bank was $6,000,000.

On December 30, 2011, we secured construction finance facilities totaling $42,800,000 from China Development Bank (“CDB”) to fund construction of two solar energy facility (“SEF”) projects for which the Company has entered into EPC agreements under a preferred provider agreement with KDC Solar LLC (“KDC”).

We will continue to seek additional sources of financing through our own and LDK’s network of financial institutions, private placements of our stock, and sale of our asset held for sale into equity funds.

In the short-term we do not expect any material change in the mix or relative cost of our capital resources. As of December 31, 2011, we had $23,855,000 in cash and cash equivalents, $670,000 of restricted cash held in our name consisting of $400,000 as a reserve pursuant to our guarantees of Solar Tax Partners 1, LLC with the bank providing the debt financing on the Aerojet 1 solar generating facility (see Note 15 of the consolidated financial statements), $250,000 as a reserve pursuant to our loan agreement with the bank providing the debt financing for the solar generating facility owned by our subsidiary, Solar Tax Partners 2, LLC and $20,000 held by our bank as collateral for our corporate credit card, net accounts receivable of $77,115,000 and costs and estimated earnings in excess of billings on uncompleted contracts of $9,245,000. Our focus will be to continue development of large-scale photovoltaic solar energy facilities.

Pricing of solar modules has significantly decreased over the last year primarily due to the overcapacity of Chinese solar manufacturers. Coupled with continuous solar incentives provided by the US, European and other countries, the adoption of solar systems worldwide has been on the rise. While it is still a challenging economic environment, we anticipate our sales pipeline to grow both domestically and internationally.

While our sales pipeline of solar system construction projects continues to grow, such projects encumber associated working capital until project completion or earlier customer payment, and our revenues are highly dependent on third party financing for these projects. As a result, revenues remain difficult to predict and we cannot assure shareholders and potential investors that we will be successful in generating positive cash from operations. Knowing that revenues are unpredictable, our strategy has been to manage spending tightly, and to outsource the majority of our construction workforce.

Over the past three years we have sustained losses from operations and have relied on equity financing to provide working capital. We have been actively working with additional potential investors to ensure that we have additional equity available to us as needed. In addition, we are working on sources of project financing as well as asset backed credit facilities. The issues involved with receiving payment on two major projects (Aerojet 1 and Aerojet 2) have severely hindered the Company’s ability to create and leverage working capital. The impact of waiting for that working capital required the Company to optimize cash on hand and negotiate extended terms with our suppliers resulting in increased accounts payable. The limits on available working capital caused by these events and inability to obtain additional credit from our suppliers impacted the Company’s ability to start and complete projects per original schedules. The Company received payment for the outstanding receivable due on Aerojet 1 from STP in August 2010, allowing the Company to satisfy obligations to suppliers and enabling more effective management of working capital. The inability of our customer to complete its purchase of the Aerojet 2 project, resulting in the Company taking possession of the project and recording it as an asset held for sale, caused further constraints on our working capital. To mitigate future impact on working capital requirements the Company is planning to finance future projects through construction financing or payment terms from the end customer.

We have extended payment terms for one of our major customers up to 310 days and 364 days respectively for 40% and 50% of the receivable that amounted to $42 million as of December 31, 2011. Payments terms also include a 5% interest rate per year from the date that is thirty days after the date that title passes from us to this customer until the date such amount is paid.

We believe the funds generated by the collection of our accounts receivable, notes receivable and costs and estimated earnings in excess of billings on uncompleted contracts, the anticipated revenues of our operations, the sale of our asset held for sale and reductions in operating expenses, continued management of our supply chain, financing support provided by our parent company, LDK, and potential funds available to us through debt and equity financing, are adequate to fund our anticipated cash needs through the next twelve months. We anticipate that we will retain all earnings, if any, to fund future growth in the business. Although we believe we have effectively implemented cash management controls to meet ongoing obligations, there are no assurances that we will not be required to seek additional working capital through debt or equity offerings. If such additional working capital is required, there are no assurances that such financing will be available on favorable terms to the Company, if at all.

Contractual Obligations

While the Company has accounted for receipts from the Aerojet 1 project as a financing arrangement, there are potential cash outflows that may be required under guarantees related to this project.

At December 31, 2011 and 2010, the amounts recorded on the Company’s balance sheet were $113,000 and $127,000, respectively, net of amortization.

Performance Guaranty — On December 18, 2009, the Company entered into a 10-year energy output guaranty related to the photovoltaic system installed for STP at the Aerojet facility in Rancho Cordova, CA. The guaranty provided for compensation to STP’s system lessee for shortfalls in production related to the design and operation of the system, but excluding shortfalls outside the Company’s control such as government regulation. The Company believes that the probability of shortfalls is unlikely and if they should occur they would be covered under the provisions of its current panel and equipment warranty provisions. For the fiscal year ended December 31, 2011, there were no charges against our reserves related to this performance guaranty.

Other Guarantee — On December 22, 2009, in connection with an equity funding of STP related to the Aerojet 1 project, the Company, along with STP’s other investors entered into a Guaranty (“Guaranty”) to provide the equity investor, Greystone Renewable Energy Equity Fund (“Greystone”), with certain guarantees, in part, to secure investment funds necessary to facilitate STP’s payment to the Company under the EPC Agreement. Specific guarantees made by the Company include the following in the event of the other investors’ failure to perform under the operating agreement:

•

Recapture Event — The Company shall be responsible for providing Greystone with payments for losses due to any recapture, reduction, requirement to repay, loss or disallowance of certain tax credits (Energy Credits under Section 48 of Code) or Cash Grant (any payment made by US Dept. of Treasure under Section 1603 of the ARRT of 2009) or if the actual Cash Grant received by Master Tenant is less that the Anticipated Cash Grant;

•

Operating Deficit Loans — The Company would be required to loan Master Tenant 2008-c, LLC (“Master Tenant”) or STP monies necessary to fund operations to the extent costs could not be covered by Master Tenant’s or STP’s cash inflows. The loan would be subordinated to other liabilities of the entity and earn no interest; and

•

Exercise of Put Options — At the option of Greystone, the Company may be required to fund the purchase by managing member of Greystone’s interest in Master Tenant under an option exercisable for 9 months following a 63 month period commencing with operations of the SEF. The purchase price would be equal to the greater of the fair value of Greystone’s interest in Master Tenant or $952,000.

Operating leases — The Company leases premises under various operating leases which expire through 2017. The leases requiring minimum rentals as follows (in thousands):

Years ending December 31,
2012	$577
2013	438
2014	416
2015	429
2016 and beyond	612

$2,472

Loans Payable — The Company was obligated under loans payable requiring minimum payments as follows (in thousands):

Years ending December 31
2012	$10,313
2013	19,200

29,513
Less: current portion	(10,313)

Long-term portion	$19,200

These minimum payments do not include the $13.9 million financing obligation for Aerojet 1 solar development.

Certain loans payable are collateralized by trucks used in the Company’s solar photovoltaic business, bear interest rates between 1.9% and 2.9% and are payable over sixty months. The loan payable by our wholly-owned subsidiary, Solar Tax Partners 2, LLC, is collateralized by the power generating facility it owns, bearing interest at 6% and payable over 120 months. This loan contains certain affirmative and negative covenants related to the performance of underlying solar system.

The line of credit with Cathay Bank is for a term of twelve months, is collateralized by the Company’s accounts receivable and other non-pledged assets, and bears an interest rate of prime plus 1.25% with a floor of 5.5% payable monthly. The line of credit has certain reporting and financial performance covenants consisting of a profitability requirement and financial statement ratio components.

The loan from China Development Bank is collateralized by the accounts receivable of the projects financed, with a term of twenty-four months from the date of first advance and bears interest at the rate of Libor plus 5.1%, payable semi-annually.

Capital Leases — The Company leases equipment under capital leases. The leases expire from 2012 to 2013. The Company was obligated for the following minimum payments under these leases (in thousands):

Years ending December 31
2012	$7
2013	4
Less amounts representing interest	(1)

Present value of net minimum payments	10
Less current portion	(6)

Long-term portion	$4

Restricted Cash — At December 31, 2011, the Company had restricted bank deposits of $670,000. The restricted bank deposits consist of $400,000 as a reserve pursuant to our guarantees of STP with the bank providing the debt financing on the Aerojet 1 solar generating facility, $250,000 as a reserve pursuant to our loan agreement with the bank providing the debt financing for the solar generating facility owned by our subsidiary, Solar Tax Partners 2, LLC, and $20,000 securing our corporate credit card.

At December 31, 2010, the Company had restricted bank deposits of $1,344,000. The restricted bank deposits consist of $1,004,000 as a reserve pursuant to our guarantees of STP with the bank providing the debt financing on the Aerojet 1 solar generating facility, $285,000 as a reserve pursuant to our loan agreement with the bank providing the debt financing for the solar generating facility owned by our subsidiary, Solar Tax Partners 2, LLC, $20,000 securing our corporate credit card and $35,000 as retention by our bank for our merchant credit card service.

Off-Balance Sheet Arrangements

At December 31, 2011, we did not have any transactions, obligations or relationships that could be considered off-balance sheet arrangements.

ITEM 8 — FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The Financial Statements that constitute Item 8 are included at the end of this report beginning on page F-1.

ITEM 9 — CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

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

We, as management of Solar Power, Inc., are responsible for establishing and maintaining effective internal control over financial reporting that is designed to produce reliable financial statements in conformity with United States generally accepted accounting principles. Internal control over financial reporting includes those policies and procedures that pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the Company; provide reasonable assurance that the transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles; provide reasonable assurance that receipts and expenditures of the company are only being made in accordance with authorizations of management and directors of the Company; and provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company’s assets that could have a material effect on the financial statements. The system of internal control over financial reporting as it relates to the financial statements is evaluated for effectiveness by management and tested for reliability through a program of internal audits. Actions are taken to correct potential deficiencies as they are noted.

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

Management assessed the Company’s system of internal control over financial reporting as of December 31, 2011, in relation to the criteria for effective control over financial reporting as described in “Internal Control — Integrated Framework,” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management concludes that, as of December 31, 2011, its system of internal control over financial reporting is effective and meets the criteria of the “Internal Control — Integrated Framework.”

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

The Company filed an amended annual report on Form 10K/A for the year ended December 31, 2010, and amended quarterly reports on Form 10Q/A for the three interim quarters for 2011 because it was determined that the

Company had improperly recognized revenue for a single solar development project initiated in 2009, due to incorrect selection of the accounting policy. The Company reevaluated its internal controls on accounting and reporting and concluded that it did not have adequate controls over the selection and application of accounting policies for complex and non-routine transactions which resulted in a material weakness in its internal controls over financial reporting as of December 31, 2010.

To remediate this material weakness, the Company hired a seasoned Chief Financial Officer with technical accounting and reporting experience. The Company has implemented a detailed methodology and procedure for revenue recognition to avoid such recurrence in the future. The Chief Financial Officer interacts upfront with the business development teams in deal structuring so that any potential accounting issues can be addressed real time. In addition the Company is in the process of hiring a Corporate Controller and a Financial Reporting Manager to further improve technical accounting skills and also to plan for growth in the business.

Based on the above steps, the Company’s management, including its Chief Executive Officer and its Chief Financial Officer have concluded that as of December 31, 2011, the Company’s internal control over financial reporting was effective based on the criteria described in the COSO Internal Control—Integrated Framework.”

ITEM 9B — OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this Item will be included in and is hereby incorporated by reference from our Proxy Statement for the 2011 Annual Meeting of Stockholders. We have adopted a Code of Ethics applicable to all employees including our CEO and CFO. A copy of the Code of Ethics is available at www.spisolar.com.

ITEM 11. EXECUTIVE COMPENSATION

The information required by this Item will be included in and is hereby incorporated by reference from our Proxy Statement for the 2011 Annual Meeting of Stockholders.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this Item will be included in and is hereby incorporated by reference from our Proxy Statement for the 2011 Annual Meeting of Stockholders.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this Item will be included in and is hereby incorporated by reference from our Proxy Statement for the 2011 Annual Meeting of Stockholders.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this Item will be included in and is hereby incorporated by reference from our Proxy Statement for the 2011 Annual Meeting of Stockholders.

PART IV

ITEM 15 — EXHIBITS, FINANCIAL STATEMENT SCHEDULES

Exhibit No.	Description

2.1	Agreement and Plan of Merger dated as of January 25, 2006 between Welund Fund, Inc. (Delaware) and Welund Fund, Inc. (Nevada) (1)

2.2	Agreement and Plan of Merger by and among Solar Power, Inc., a California corporation, Welund Acquisition Corp., a Nevada corporation, and Welund Fund, Inc. a Nevada corporation dated as of August 23, 2006 (2)

2.3	First Amendment to Agreement and Plan of Merger dated October 4, 2006 (3)

2.4	Second Amendment to Agreement and Plan of Merger dated December 1, 2006 (4)

2.5	Third Amendment to Agreement and Plan of Merger dated December 21, 2006 (5)

2.6	Agreement of Merger by and between Solar Power, Inc., a California corporation, Solar Power, Inc., a Nevada corporation and Welund Acquisition Corp., a Nevada corporation dated December 29, 2006 (7)

2.7	Agreement of Merger by and between Solar Power, Inc., a Nevada corporation and Solar Power, Inc., a California corporation, dated February 14, 2007 (6)

3.1	Amended and Restated Articles of Incorporation (6)

3.2	Amendment of Amended and Restated Articles (17)

3.3	Bylaws (6)

3.4	Specimen (7)

3.5	Certificate of Determination of Rights, Preferences, Privileges and Restrictions of the Series A Preferred Stock of Solar Power (12)

10.1	Form of Securities Purchase Agreement, by and among Solar Power, Inc. and the purchasers named therein (9)

10.2	Form of Registration Rights Agreement, by and among Solar Power, Inc. and the purchasers named therein (9)

10.3	Loan Agreement with Five Star Bank dated June 1, 2010 (10)

10.4	Deposit Account Pledge Agreement dated June 22, 2010 (11)

10.5	Intercreditor Agreement dated June 22, 2010 (11)

10.6	Acknowledgment, Confirmation and Estoppel dated June 22, 2010 (11)

10.7	Continuing Guaranty by Steven C. Kircher dated June 22, 2010 (11)

Exhibit No.	Description

10.8	Continuing Guaranty by Kircher Family Irrevocable Trust dated June 22, 2010 (11)

10.9	Stock Pledge Agreement by Kircher Family Irrevocable Trust dated June 22, 2010 (11)

10.10	Stock Purchase Agreement with LDK Solar Co., Ltd. dated January 5, 2011 (12)

10.11	Form of Lock-up Agreements (12)

10.12	Voting Agreement (Steven C. Kircher) dated January 5, 2011 (12)

10.13	2006 Equity Incentive Plan (7)

10.14	Form of Nonqualified Stock Option Agreement (7)

10.15	Form of Restricted Stock Award Agreement (7)

10.16	Reserve Account Security Agreement with East West Bank dated January 8, 2011 (8)

10.17	Term Loan Agreement with East West Bank dated June 6, 2011 (15)

10.18	Standard Form Office Lease with Lum Yip Kee, limited, doing business as Twin Trees Land Company (16)

10.19	Master Solar Module Sales Agreement with KOC Solar Credit LS LLC, dated November 9, 2011 (18)

10.20	Business Loan Agreement by and Between Cathay Bank and Solar Power, Inc. as signed on December 26, 2011 (19)

10.21	Commercial Security Agreement by and Between Cathay bank and Solar Power, Inc. as signed on December 26, 2011 (19)

10.22	Promissory Note by and between Cathay Bank and Solar Power, Inc. as signed on December 26, 2011 (19)

10.23	Commercial Guaranty by and between Cathay Bank and LDK Solar Co., Ltd. as signed on December 26, 2011 (19)

10.24	ImClone and White Rose Security Agreement among Solar Power, Inc. and China Development Bank Corporation dated December 30, 2011 (20)

10.25	Facility Agreement relating to EPC Financing for White Rose Solar Power Project between SPI Solar New Jersey, Inc. and China Development Bank Corporation dated December 30, 2011 (20)

10.26	Facility Agreement relating to EPC Financing for ImClone Solar Power Project between SPI Solar New Jersey, Inc. and China Development Bank Corporation dated December 30, 2011 (20)

10.27	Office Lease with Glenborough San Francisco (21)

14.1	Code of Ethics (13)

Exhibit No.	Description

16.1	Letter of Perry-Smith LLP (14)

21.1	List of Subsidiaries

23.1	Consent of Independent Registered Public Accounting Firm — KPMG, LLP

23.2	Consent of Independent Registered Public Accounting Firm — Perry-Smith LLP

31.1	Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Calculation Presentation Document

Footnotes to Exhibits Index

*	XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.
(1)	Incorporated by reference to Form 8-K filed with the SEC on February 3, 2006.
(2)	Incorporated by reference to Form 8-K filed with the SEC on August 29, 2006.
(3)	Incorporated by reference to Form 8-K filed with the SEC on October 6, 2006.
(4)	Incorporated by reference to Form 8-K filed with the SEC on December 6, 2006.
(5)	Incorporated by reference to Form 8-K filed with the SEC on December 22, 2006.
(6)	Incorporated by reference to Form 8-K filed with the SEC on February 20, 2007.
(7)	Incorporated by reference to the Form SB-2 filed with the SEC on January 17, 2007.
(8)	Incorporated by reference to Form 8-K filed with the SEC on January 12, 2011.
(9)	Incorporated by reference to Form 8-K filed with the SEC on September 23, 2009.

(10)	Incorporated by reference to Form 8-K filed with the SEC on June 7, 2010.
(11)	Incorporated by reference to Form 8-K filed with the SEC on August 4, 2010.
(12)	Incorporated by reference to Form 8-K filed with the SEC on January 6, 2011.
(13)	Incorporated by reference to Form 10KSB filed with the SEC on April 16, 2007.
(14)	Incorporated by reference to Form 8-K filed with the SEC on March 30, 2011.
(15)	Incorporated by reference to Form 8-K filed with the SEC on June 6, 2011.
(16)	Incorporated by reference to Form 8-K filed with the SEC on June 7, 2011.
(17)	Incorporated by reference to Form 8-K filed with the SEC on June 23, 2011.
(18)	Incorporated by reference to Form 8-K filed with the SEC on November 15, 2011.
(19)	Incorporated by reference to Form 8-K filed with the SEC on December 30, 2011.
(20)	Incorporated by reference to Form 8-K filed with the SEC on January 5, 2012.
(21)	Incorporated by reference to Form 8-K filed with the SEC on January 13, 2012.

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
By: James R. Pekarsky
Its: Chief Financial Officer (Principal Financial
Officer and Principal Accounting Officer)

Pursuant to requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Capacity	Date

/s/ Stephen C. Kircher	Director	April 16, 2012
Stephen C. Kircher

/s/ Xiaofeng Peng	Director	April 16, 2012
Xiaofeng Peng

/s/ Jack K. Lai	Director	April 16, 2012
Jack K. Lai

/s/ Dennis Wu	Director	April 16, 2012
Dennis Wu

/s/ Francis Chen	Director	April 16, 2012
Francis Chen

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders

Solar Power, Inc.

We have audited the accompanying consolidated balance sheet of Solar Power, Inc. and subsidiaries as of December 31, 2011 and the related consolidated statements of operations, stockholders’ equity and comprehensive income (loss), and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Solar Power, Inc. and subsidiaries at December 31, 2011, and the results of their operations and their cash flows for the year then ended in conformity with U.S. generally accepted accounting principles.

/s/ KPMG LLP

San Francisco, California

April 16, 2012

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Solar Power, Inc. and subsidiaries as of December 31, 2010, and the results of their operations and their cash flows for the year in the period then ended, in conformity with accounting principles generally accepted in the United States of America.

The December 31, 2010 financial statements have been restated to reflect revised accounting treatment for a single solar development project under the financing method as opposed to the full accrual method as was previously reported.

/s/ Perry-Smith LLP

Sacramento, California

March 14, 2011, (April 16, 2012 as to the effects of the restatement discussed in our report)

SOLAR POWER, INC.

CONSOLIDATED BALANCE SHEETS

As of December 31, 2011 and 2010

(Dollars in thousands, except for share data)

	As of December 31
	2011	2010
ASSETS
Current assets:
Cash and cash equivalents	$23,855	$1,441
Accounts receivable, net of allowance for doubtful accounts of $115 and $28	59,621	5,988
Accounts receivable, related party	17,494	—
Note receivable	5,862	—
Costs and estimated earnings in excess of billings on uncompleted contracts	8,885	2,225
Costs and estimated earnings in excess of billings on uncompleted contracts — related party	360	—
Inventories	6,878	4,087
Asset held for sale	6,269	6,669
Prepaid expenses and other current assets	1,339	702
Restricted cash	250	285

Total current assets	130,813	21,397

Goodwill	435	435
Restricted cash	420	1,059
Property, plant and equipment at cost, net	14,010	15,024

Total assets	$145,678	$37,915

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$7,736	$6,055
Accounts payable, related party	46,125	—
Line of credit	6,000	—
Accrued liabilities	2,420	4,298
Income taxes payable	258	2
Billings in excess of costs and estimated earnings on uncompleted contracts	955	1,767
Billings in excess of costs and estimated earnings on uncompleted contracts — related party	2,992	—
Loans payable and capital lease obligations	4,319	3,808

Total current liabilities	70,805	15,930
Loans payable and financing obligations, net of current portion	33,116	14,633
Other liabilities	1,479	—

Total liabilities	105,400	30,563

Stockholders’ equity:
Preferred stock, par $0.0001, 20,000,000 shares authorized, none issued and outstanding	—	—
Common stock, par $0.0001, 250,000,000 shares authorized, 184,413,923 and 52,292,576 shares issued	18	5
Additional paid in capital	75,336	42,114
Accumulated other comprehensive loss	(88)	(240)
Accumulated deficit	(34,988)	(34,527)

Total stockholders’ equity	40,278	7,352

Total liabilities and stockholders’ equity	$145,678	$37,915

The accompanying notes are an integral part of these consolidated financial statements.

SOLAR POWER, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Dollars in thousands, except for share data)

	For the Years Ended December 31,
	2011	2010
Net sales:
Net sales	$90,169	$35,353
Net sales, related party	12,903	—

Total net sales	103,072	35,353

Cost of goods sold:
Cost of goods sold	77,676	30,066
Cost of goods sold, related party	12,561	—

Total cost of goods sold	90,237	30,066

Gross profit	12,835	5,287

Operating expenses:
General and administrative	7,161	7,639
Sales, marketing and customer service	3,018	3,652
Impairment charge	400	—
Engineering, design and product management	657	947

Total operating expenses	11,236	12,238

Operating income (loss)	1,599	(6,951)

Other income (expense):

Interest expense	(1,517)	(1,433)
Interest income	185	—
Other income (expense)	(469)	(1,138)

Total other expense	(1,801)	(2,571)

Loss before income taxes	(202)	(9,522)

Income tax expense (benefit)	259	(141)

Net loss	$(461)	$(9,381)

Net loss per common share:
Basic and Diluted	$(0.00)	$(0.18)

Weighted average number of common shares used in computing per share amounts
Basic and Diluted	141,246,766	52,292,576

The accompanying notes are an integral part of these consolidated financial statements.

SOLAR POWER, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

	For the years ended December 31,
	2011	2010
Cash flows from operating activities:
Net loss	$(461)	$(9,381)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation	999	1,269
Amortization of loan fees	(14)	5
Impairment charge	400	—
Stock issued for services	158	—
Stock-based compensation expense	359	306
Provision for obsolete inventory	253	—
Bad debt expense	819	523
Loss on disposal of fixed assets	4	21
Operating income from solar system subject to financing obligation	(749)	(232)
Changes in operating assets and liabilities:
Accounts receivable	(53,917)	3,302
Accounts receivable, related party	(18,201)	—
Costs and estimated earnings in excess of billing on uncompleted contracts	(6,660)	18
Costs and estimated earnings in excess of billing on uncompleted contracts, related party	(360)	—
Inventories	(3,044)	1,126
Asset held for sale	—	(1,112)
Prepaid expenses and other current assets	135	856
Accounts payable	1,681	(10,055)
Accounts payable, related party	46,125	—
Income taxes payable	254	(289)
Billings in excess of costs and estimated earnings on uncompleted contracts	(812)	1,613
Billings in excess of costs and estimated earnings on uncompleted contracts, related party	2,992	—
Accrued liabilities and other liabilities	(400)	(89)

Net cash used in operating activities	(30,439)	(12,119)
Cash flows from investing activities:
Note receivable	(5,862)	—
Acquisitions of property, plant and equipment	(121)	(63)

Net cash used in investing activities	(5,983)	(63)
Cash flows from financing activities:
Proceeds from issuance of common stock, net	32,719	—
Proceeds from line of credit and construction loans	25,200	—
Decrease (increase) in restricted cash	674	(1,064)
Net proceeds from loans payable and financing obligation	4,500	12,071
Loan fees	(772)	(102)
Principal payments on loans payable and capital lease obligations	(3,956)	(400)

Net cash provided by financing activities	58,365	10,505

Effect of exchange rate changes on cash	471	(18)

Increase (decrease) in cash and cash equivalents	22,414	(1,695)
Cash and cash equivalents at beginning of period	1,441	3,136

Cash and cash equivalents at end of period	$23,855	$1,441

Supplemental disclosure of cash flow information:
Cash paid for interest	$542	$435
Cash paid for income taxes	$10	$126
Supplemental disclosure of non-cash investing and financing activities:
Amounts reclassified from costs and estimated earnings in excess of billing on uncompleted contracts to assets held for sale	$—	$5,557

The accompanying notes are an integral part of these consolidated financial statements.

SOLAR POWER, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

AND COMPREHENSIVE INCOME (LOSS)

For the Years Ended December 31, 2011 and 2010

(Dollars in thousands, except for share data)

	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss
	Shares	Amount				Total
Balances December 31, 2009	52,292,576	$5	$41,808	$(25,146)	$(222)	$16,445
Comprehensive loss:

Net loss	—	—	—	(9,381)	—	(9,381)
Translation adjustment	—	—	—	—	(18)	(18)

Total comprehensive loss						(9,399)
Stock-based compensation expense	—	—	306	—	—	306

Balances December 31, 2010	52,292,576	5	42,114	(34,527)	(240)	7,352
Comprehensive income:

Net loss	—	—	—	(461)	—	(461)
Translation adjustment	—	—	—	—	152	152

Total comprehensive loss						(309)
Issuance of common stock, net of costs	132,121,347	13	32,705	—	—	32,718
Stock-based compensation expense	—	—	517	—	—	517

Balance December 31, 2011	184,413,923	$18	$75,336	$(34,988)	$(88)	$40,278

The accompanying notes are an integral part of these consolidated financial statements.

SOLAR POWER, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

1. Organization and Basis of Financial Statement Presentation

Solar Power, Inc. and its subsidiaries, (collectively “SPI” or the “Company”) is engaged in development, sales, installation and integration of photovoltaic systems and sells solar panels and related hardware and cable, wire and mechanical assemblies. Solar Power, Inc. was incorporated in the State of California in 2006.

In December 2006, SPI, a California corporation, became a public company through its reverse merger with Solar Power, Inc., a Nevada corporation (formerly Welund Fund, Inc.) SPI was considered the accounting acquirer after that merger. The accompanying consolidated financial statements reflect the results of the operations of Solar Power, Inc., a California corporation and its subsidiaries.

On January 5, 2011, the Company entered into a stock purchase agreement with LDK Solar Co., Ltd. (“LDK”), a vertically integrated solar wafer, cell and solar module manufacturer. Under the agreement, on an as-converted, fully diluted basis, LDK purchased 70% of our common stock. The transaction complemented LDK’s vertical integration, effectively providing us with strategic capital by making SPI its downstream SEF development platform and a member of the global LDK Solar family. Furthermore, the transaction enables SPI to leverage LDK’s supply chain and economies-of-scale to work as a vertically integrated turnkey solar developer and EPC contractor.

Reclassifications – Certain reclassifications have been made to prior year’s balances to conform to classifications used in 2011. Reclassifications had no effect on prior year results of operations or retained earnings.

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

Inventories — Inventories are stated at the lower of cost or market, determined by the first in first out cost method. Work-in-progress and finished goods inventories consist of raw materials, direct labor and overhead associated with the manufacturing process. Provisions are made for obsolete or slow-moving inventories based on management estimates. Inventories are written down based on the difference between the cost of inventories and the net realizable value based upon estimates about future demand from customers and specific customer requirements on certain projects.

Anti-dilutive Shares — Basic earnings per share are computed by dividing income attributable to common shareholders by the weighted-average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution of securities by adding other common stock equivalents, including common stock options, warrants, and restricted common stock, in the weighted average number of common shares outstanding for a period, if dilutive. Potentially dilutive securities are excluded from the computation if their effect is anti-dilutive. For the years ended December 31, 2011 and 2010, potentially dilutive securities excluded from the computation of diluted earnings per share were 7,237,802 and 5,371,477 respectively.

The following table illustrates the computation of the weighted average shares outstanding used in computing earnings per share in our financial statements:

	December 31
	2011	2010
Weighted Average of Shares Outstanding
Basic	141,246,766	52,292,576
Dilutive effect of warrants outstanding	—	—
Dilutive effect of stock options outstanding	—	—

Diluted	141,246,766	52,292,576

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

Goodwill — Goodwill is the excess of purchase price over the fair value of net assets acquired. The carrying value of goodwill is evaluated for impairment on an annual basis, using a fair-value-based approach. The Company evaluated the carrying value of its goodwill at December 31, 2011 and 2010, and determined that no impairment of goodwill was identified during any of the periods presented.

Revenue recognition — The Company’s two primary business segments include photovoltaic installation, integration and sales, and cable, wire and mechanical assemblies.

Photovoltaic installation, integration and sales — In the Company’s photovoltaic systems installation, integration and sales segment, there are two revenue streams.

Revenue on product sales is recognized when there is evidence of an arrangement, title and risk of ownership have passed (generally upon delivery), the price to the buyer is fixed or determinable and collectability is reasonably assured. Customers do not have a general right of return on products shipped; therefore SPI makes no provisions for returns.

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

For those projects where the Company is considered to be the owner, the project is accounted for under the rules of real estate accounting. In the event of a sale, the method of revenue recognition is determined by considering the extent of the buyer’s initial and continuing investment and the nature and the extent of the Company’s continuing involvement. Generally, revenue is recognized at the time of title transfer if the buyer’s investment is sufficient to demonstrate a commitment to pay for the property and the Company does not have a substantial continuing involvement with the property. When continuing involvement is substantial and not temporary, the Company applies the financing method, whereby the asset remains on the balance sheet and the proceeds received are recorded as a financing obligation. When a sale is not recognized due to continuing involvement and the financing method is applied the Company records revenue and expenses related to the underlying operations of the asset in the Company’s Consolidated Financial Statements.

Cable, wire and mechanical assemblies — In the Company’s cable, wire and mechanical assemblies business, the Company recognizes the sales of goods when there is evidence of an arrangement, title and risk of ownership have passed (generally upon delivery), the price to the buyer is fixed or determinable and collectability is reasonably assured. There are no formal customer acceptance requirements or further obligations related to the Company’s assembly services once products are shipped. Customers do not have a general right of return on products shipped; therefore the Company makes no provisions for returns. SPI makes a determination of a customer’s credit worthiness at the time the Company accepts their order.

Accounts receivable — The Company grants open credit terms to credit-worthy customers. Terms vary per contract terms and range from 30 to 365 days. Contractually, the Company may charge interest for extended payment terms and require collateral.

Allowance for doubtful accounts — The Company regularly monitors and assesses the risk of not collecting amounts owed by customers. This evaluation is based upon a variety of factors including an analysis of amounts current and past due along with relevant history and facts particular to the customer. It requires the Company to make significant estimates, and changes in facts and circumstances could result in material changes in the allowance for doubtful accounts. At December 31, 2011 and 2010 the Company has recorded an allowance of $115,000 and $28,000, respectively.

Allowance for doubtful accounts as of December 31, 2011 and 2010 was as follows (in thousands):

	2011	2010
Balance January 1	$28	$395
Provision	284	523
Write offs	(197)	(890)
Recoveries	—	—

Balance December 31	$115	$28

Shipping and handling cost — Shipping and handling costs related to the delivery of finished goods are included in cost of goods sold. During the years ended December 31, 2011 and 2010, shipping and handling costs expensed to cost of goods sold were $1,081,000 and $724,000, respectively.

Advertising costs — Costs for newspaper, television, radio, and other media and design are expensed as incurred. The Company expenses the production costs of advertising the first time the advertising takes place. The costs for this type of advertising were $185,000 and $131,000 during the years ended December 31, 2011 and 2010, respectively.

Stock-based compensation — The Company measures the stock-based compensation costs of share-based compensation arrangements based on the grant-date fair value and generally recognizes the costs in the financial statements over the employee requisite service period.

Product warranties — The Company offers the industry standard of 25 years for our solar modules and industry standard five (5) years on inverter and balance of system components. Due to the warranty period, the Company bears the risk of extensive warranty claims long after the Company has shipped product and recognized revenue. In our cable, wire and mechanical assemblies business, historically our warranty claims have not been material. In our solar photovoltaic business, our greatest warranty exposure is in the form of product replacement. Until the third quarter of 2007, the Company purchased its solar panels from third-party suppliers and since the third-party warranties are consistent with industry standards the Company considered its financial exposure to warranty claims immaterial. Certain photovoltaic construction contracts entered into during the year ended December 31, 2007 included provisions under which the Company agreed to provide warranties to the buyer, and during the quarter ended September 30, 2007 and continuing through the fourth quarter of 2010, the Company installed its own manufactured solar panels. As a result, the Company recorded the provision for the estimated warranty exposure on these contracts within cost of sales. Since the Company does not have sufficient historical data to estimate its exposure, it looked to its own historical data in combination with historical data reported by other solar system installers and manufacturers. The Company now only installs panels manufactured by unrelated third parties and its parent, LDK. The Company provides LDK’s pass through warranty, and reserve for unreimbursed costs, such as labor, material and transportation costs to replace panels and balance of system components provided by third-party manufacturers.

Income taxes — The Company accounts for income taxes under the asset and liability method. Under this method, deferred tax assets and liabilities are determined based on differences between financial reporting and tax reporting bases of assets and liabilities and are measured using enacted tax rates and laws that are expected to be in effect when the differences are expected to reverse. Realization of deferred tax assets is dependent upon future taxable income. A valuation allowance is recognized if it is more likely than not that some portion, or all of a deferred tax asset will not be realized based on the weight of available evidence, including expected future earnings.

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

Gains and losses resulting from the translation of foreign currency transactions are included in other income (expense), net.

Aggregate net foreign currency transaction income (loss) included in the income statement was $23,000 for the year ended December 31, 2011 and ($1,025,000) for the year ended December 31, 2010.

Post-retirement and post-employment benefits — The Company’s subsidiaries which are located in the People’s Republic of China and Hong Kong contribute to a state pension scheme on behalf of its employees. The Company recorded $68,000 and $118,000 in expense related to its pension contributions for the years ended December 31, 2011 and 2010, respectively. Neither the Company nor its subsidiaries provide any other post-retirement or post-employment benefits.

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

In July 2010, the FASB issued ASU 2010-20, Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses. ASU 2010-20 applies to all entities with financing receivables, excluding short-term trade accounts receivable or receivables measured at fair value or lower of cost or fair value. ASU 2010-20 is effective for interim and annual reporting periods ending after December 15, 2010. The adoption of ASU 2010-20 had no impact on results of operations, cash flows or financial position.

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

On September 15, 2011, the FASB issued ASU No. 2011-08, Intangibles—Goodwill and Other (Topic 350): Testing Goodwill for Impairment, which permits an entity to make a qualitative assessment of whether it is more likely than not that a reporting unit’s fair value is less than its carrying amount before applying the two-step goodwill impairment test. If an entity can support the conclusion that it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, it would not need to perform the two-step impairment test for that reporting unit. Goodwill must be tested for impairment at least annually, and prior to the ASU, a two-step test was required to assess goodwill for impairment. In Step 1, the fair value of a reporting unit is compared to the reporting unit’s carrying amount. If the fair value is less than the carrying amount, Step 2 is used to measure the amount of goodwill impairment, if any. The Company expects that the adoption of ASU 2011-05 will not have a material impact on results of operations, cash flows or financial position.

4. Restricted Cash

At December 31, 2011, the Company had restricted bank deposits of $670,000. The restricted bank deposits consist of $400,000 as a reserve pursuant to our guarantees of Solar Tax Partners 1, LLC (“STP”) with the bank providing the debt financing on the Aerojet 1 solar generating facility, $250,000 as a reserve pursuant to our loan agreement with the bank providing the debt financing for the solar generating facility owned by our subsidiary, Solar Tax Partners 2, LLC, and $20,000 securing our corporate credit card.

At December 31, 2010, the Company had restricted bank deposits of $1,344,000. The restricted bank deposits consist of $1,004,000 as a reserve pursuant to our guarantees of STP with the bank providing the debt financing on the Aerojet 1 solar generating facility, $285,000 as a reserve pursuant to our loan agreement with the bank providing the debt financing for the solar generating facility owned by our subsidiary, Solar Tax Partners 2, LLC, $20,000 securing our corporate credit card and $35,000 as retention by our bank for our merchant credit card service.

5. Inventories

Inventories consisted of the following at December 31 (in thousands):

	2011	2010
Raw material	$1,154	$2,008
Work in process	73	—
Finished goods	5,651	2,079

	$6,878	$4,087

6. Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consisted of the following at December 31(in thousands):

	2011	2010
Rental, equipment and utility deposits	$242	$177
Supplier deposits	—	24
Insurance	56	94
Advertising	—	105
Taxes	86	141
Interest receivable	115	—
Loan fees	763	96
Other	77	65

	$1,339	$702

7. Property, Plant and Equipment

In 2009, the Company capitalized a photovoltaic (“PV”) solar system relating to the Aerojet 1 solar development project along with the associated financing obligation, recorded under loans payable and financing obligations on its consolidated financial statements. Due to certain guarantee arrangements as disclosed in Note 15 — Commitments and Contingencies, the Company will continue to record this solar system within its property, plant and equipment along with its associated financing obligation in loans payable and financing obligations as long as it maintains its continuing involvement with this project. The income and expenses relating to the underlying operation of Aerojet 1 project are recorded in the Company’s Consolidated Financial Statements. The Company has restricted bank deposits of $400,000 as a reserve pursuant to guarantees with the bank providing the debt financing on this project as disclosed in Note 4 — Restricted Cash.

Property and equipment consisted of the following at December 31 (in thousands):

	2011	2010
PV solar system	$14,852	$14,852
Plant and machinery	740	686
Furniture, fixtures and equipment	369	351
Computers and software	1,486	1,437
Trucks	118	118
Leasehold improvements	449	402

Total cost	18,014	17,846
Less: accumulated depreciation	(4,004)	(2,822)

	$14,010	$15,024

Depreciation expense was $999,000 and $1,269,000 for the years ended December 31, 2011 and 2010, respectively.

8. Accrued Liabilities and Other Liabilities

Accrued liabilities consisted of the following at December 31 (in thousands):

	2011	2010
Accrued payroll and related costs	$596	$462
Sales tax payable	439	965
Warranty reserve — current portion	200	1,542
Customer deposits	409	368
Deposits — other	409	—
Accrued financing costs	—	578
Accrued guarantee reserve	113	127
Accrued interest	24	—
Other	230	256

	$2,420	$4,298

Other liabilities consisted of the following at December 31 (in thousands):

	2011	2010
Warranty reserve - non-current portion	$1,479	$—

9. Stockholders’ Equity

Issuance of common stock

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

On July 22, 2011, the Company issued 400,000 shares of restricted common stock pursuant to the Company’s 2006 Equity Incentive Plan as compensation to its non-employee directors. The fair value of the shares was $0.48 per share, the closing price of the Company’s common stock on July 22, 2011, the date of the grant. The shares vested on the date of grant.

Issuance of warrants to purchase common stock

There were no warrants issued during the year ended December 31, 2011.

In October 2010, in conjunction with a consulting agreement, the Company issued a warrant to purchase 500,000 shares of its common stock to a consultant at an exercise price of $0.25 per share. The warrant is exercisable over a five-year period and vests based on certain performance criteria. This warrant was fair-valued at $0.23 per share using the Black-Scholes model. The warrant expires on October 1, 2015. Since the warrant is performance based and none of the performance requirements were considered probable of being met as of December 31, 2011 and 2010, no expense was recorded for the fiscal years ended December 31, 2011 and 2010, respectively.

The following table summarizes the Company’s warrant activity:

	Shares	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value ($000)
Outstanding as of January 1, 2010	2,366,302	$2.88	1.91	$—
Issued	500,000	0.25	5.00	—
Exercised	—	—	—	—
Cancelled or expired	—	—	—	—

Outstanding as of December 31, 2010	2,866,302	2.42	2.11	—
Issued	—	—	—	—
Exercised	—	—	—	—
Cancelled or expired	(800,000)	1.15	—	—

Outstanding December 31, 2011	2,066,302	$2.91	0.91	$—

Exercisable December 31, 2011	1,566,302	$3.76	1.00	$—

Assumptions used in the determination of the fair value of warrants issued during 2010 using the Black-Scholes model were as follows:

Expected term in years	5.00
Risk-free interest rate	1.70%
Weighted average remaining contractual life	4.75
Volatility	169.2%
Dividend yield	0.0%
Fair value per share	$0.23

10. Income Taxes

Income (loss) before provision for income taxes is attributable to the following geographic locations for the years ended December 31 (in thousands):

	2011	2010
United States	$1,195	$(8,727)
Foreign	(1,397)	(795)

	$(202)	$(9,522)

The provision (benefit) for income taxes consists of the following for the years ended December 31 (in thousands):

	2011	2010
Current:
Federal	$77	$—
State	181	3
Foreign	1	(144)

Total provision (benefit) for income taxes	$259	$(141)

The reconciliation between the actual income tax expense and income tax computed by applying the statutory U.S. Federal income tax rate of 35% to pre-tax income (loss) before provision for income taxes for the years ended December 31 is as follows (in thousands):

	2011	2010
Provision (benefit) for income taxes at U.S. Federal statutory rate	$(70)	$(3,333)
State taxes, net of federal benefit	(92)	2
Foreign taxes at different rate	490	134
Non-deductible expenses	17	5
Valuation allowance	(86)	3,051

	$259	$(141)

Deferred income taxes reflect the net tax effects of loss carry forwards and temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax assets and liabilities for federal, state and foreign income taxes are as follows at December 31 are presented below (in thousands):

	2011	2010
Deferred income tax assets:
Net operating loss carry forwards	$11,675	$14,282
Temporary differences due to accrued warranty costs	684	631
Temporary differences due to bonus and vacation accrual	—	1,015
Other temporary differences	483	254

	12,842	16,182
Valuation allowance	(12,842)	(16,182)

Total deferred income tax assets	—	—

Net deferred tax assets	$—	$—

As of December 31, 2011, the Company had a net operating loss carry forward for federal income tax purposes of approximately $28 million, which will start to expire in the year 2027. The Company had a total state net operating loss carry forward of approximately $29 million, which will start to expire in the year 2017. The Company has foreign net operating loss carry forward of $1.8million, some of which begin to expire in 2014.

Utilization of the federal and state net operating losses is subject to certain annual limitations due to the “change in ownership” provisions of the Internal Revenue Code of 1986 and similar state provisions. However, the annual limitation is not anticipated to result in the expiration of net operating losses and credits before utilization.

The Company recognizes deferred tax assets if it is more likely than not that those deferred tax assets will be realized. Management reviews deferred tax assets periodically for recoverability and makes estimates and judgments regarding the expected geographic sources of taxable income in assessing the need for a valuation allowance to reduce deferred tax assets to their estimated realizable value. Realization of the Company’s deferred tax assets is dependent upon future earnings, if any, the timing and amount of which are uncertain. Because of the Company’s lack of earnings history, the net deferred tax assets have been fully offset by a valuation allowance. The valuation allowance decreased by $3.3 million during the year ended December 31, 2011. The valuation allowance increased by $3.5 million during the year ended December 31, 2010.

The Company has no unremitted foreign earnings from Hong Kong and immaterial foreign retained earnings from the PRC.

PRC Taxation — Our PRC subsidiary of the Company is a foreign investment enterprise established in Shenzhen, the PRC, and is engaged in production-oriented activities; under the corporate income tax laws enacted in 2007, a foreign investment enterprise is generally subject to income tax at a 25% rate. The subsidiary of the Company was granted income tax incentives prior to 2007 and will continue to enjoy the tax incentives under the grandfather rules provided by the 2007 law. The incentive provides that the subsidiary is exempted from the PRC enterprise income tax for two years starting from the first profit-making year, followed by a 50% tax exemption for the next three years. The subsidiary’s first profitable year was 2007. As a result of operating losses for the fiscal year ended December 31, 2010, no provision was made. A provision of $1,000 has been provided for the year ended December 31, 2011.

Hong Kong Taxation — A subsidiary of the Company is incorporated in Hong Kong and is subject to Hong Kong profits tax. The Company is subject to Hong Kong taxation on its activities conducted in Hong Kong and income arising in or derived from Hong Kong. The applicable profits tax rate for all periods is 17.5%. A provision of nil and $11,000 for profits tax was recorded for the years ended December 31, 2011 and 2010, respectively.

The Company currently files income tax returns in the U.S., as well as California, Colorado, and certain other foreign jurisdictions. The Company is currently not the subject of any income tax examinations. The Company’s tax returns remain open for examination for years beginning in 2008 and subsequent years.

Unrecognized tax benefits for the years ended December 31, 2011 and 2010 are as follows (in thousands):

	2011	2010
Beginning balance	$—	$275
Additions for current year tax positions	—	—
Reductions for current year tax positions	—	—
Additions for prior year tax positions	—	—
Reductions for prior year tax positions	—	(155)
Settlements	—	(120)

Ending balance	$—	$—

11. Stock-based Compensation

The Company measures stock-based compensation expense for all stock-based compensation awards based on the grant-date fair value and recognizes the cost in the financial statements over the employee requisite service period.

The following table summarizes the consolidated stock-based compensation expense, by type of awards for the years ended December 31 (in thousands):

	2011	2010
Employee stock options	$318	$272
Restricted stock	199	34

Total stock-based compensation expense	$517	$306

The following table summarizes the consolidated stock-based compensation by line items for the years ended December 31 (in thousands):

	2011	2010
General and administrative	$460	$162
Sales, marketing and customer service	44	84
Engineering, design and product development	13	60

Total stock-based compensation expense	517	306
Tax effect on stock-based compensation expense	—	—

Total stock-based compensation expense after income taxes	$517	$306

Effect on net loss per share:
Basic and Diluted	$0.00	$0.00

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

Expected Term — The Company’s expected term represents the period that the Company’s stock-based awards are expected to be outstanding. For awards granted subject only to service vesting requirements, the Company utilizes the simplified method for estimating the expected term of the stock-based award, instead of historical exercise data. For its performance-based awards, the Company has determined the expected term life to be 5 years based on contractual life and the seniority of the recipient.

Expected Volatility —The Company uses historical volatility of the price of its common shares to calculate the volatility for its granted options.

Expected Dividend — The Company has never paid dividends on its common shares and currently does not intend to do so, and accordingly, the dividend yield percentage is zero for all periods.

Risk-Free Interest Rate — The Company bases the risk-free interest rate used in the Black-Scholes valuation model upon the implied yield curve currently available on U.S. Treasury zero-coupon issues with a remaining term equal to the expected term used as the assumption in the model.

Assumptions used in the determination of the fair value of share-based payment awards using the Black-Scholes model for stock option grants during the years ended December 31 were as follows:

	2011	2010
	Service-based	Service-based
Expected term	3-3.75	3.25 - 3.75
Risk-free interest rate	0.9%-1.72%	1.70%
Volatility	132%-204%	72%-75%
Dividend yield	0%	0%

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

The Company currently has service-based options and restricted stock grants outstanding. The service-based options vest in 25% increments and expire five years from the date of grant. The restricted shares are fully vested as of December 31, 2011. Total number of shares reserved and available for grant and issuance pursuant to this Plan is equal to nine percent (9%) of the number of outstanding shares of the Company. Not more than two million (2,000,000) shares of stock shall be granted in the form of incentive stock options. Shares issued under the Plan will be drawn from authorized and unissued shares or shares now held or subsequently acquired by the Company. Outstanding shares of the Company shall, for purposes of such calculation, include the number of shares of stock into which other securities or instruments issued by the Company are currently convertible (e.g. convertible preferred stock, convertible debentures, or warrants for common stock), but not outstanding options to acquire stock. At December 31, 2011 there were 16,783,220 shares available to be issued under the plan (9% of the outstanding shares of 184,413,932 plus outstanding warrants of 2,066,302). Since inception, there were 6,097,368 options and restricted shares issued under the plan and 164,195 options exercised under the plan as of December 31, 2011. At December 31, 2011, the Company had 10,521,657 shares available to be granted.

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

The following table summarizes the Company’s stock option activities:

	Shares	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value ($000)
Outstanding as of January 1, 2010	2,694,400	$1.20	2.80	$80,832
Granted	1,331,000	0.84	4.38	—
Exercised	—	—	—	—
Forfeited	(1,520,225)	1.34	—	—

Outstanding as of December 31, 2010	2,505,175	0.92	2.99	—
Granted	4,890,000	0.44	4.31	—
Exercised	—	—	—	—
Forfeited	(2,223,675)	0.71	—	—

Outstanding as of December 31, 2011	5,171,500	$0.56	3.80	$9

Exercisable as of December 31, 2011	846,500	$0.96	1.69	$9

Expected to vest after December 31, 2011	4,101,517	$0.48	4.22	$—

Changes in the Company’s non-vested stock awards are summarized as follows:

	Stock-based Options		Performance-based Options		Restricted Stock
	Shares	Weighted- Average Grant Date Fair Value Per Share	Shares	Weighted- Average Grant Date Fair Value Per Share	Shares	Weighted- Average Grant Date Fair Value Per Share
Non-vested as of January 1, 2010	1,044,250	$0.71	—	$—	50,000	$1.34
Granted	1,331,000	0.34	—	—	—	—
Vested	(288,875)	0.69	—	—	(25,000)	1.34
Forfeited	(752,250)	0.64	—	—	—	—

Non-vested as of December 31, 2010	1,334,125	0.78	—	—	25,000	1.34
Granted	4,890,000	0.40	—	—	400,000	0.48
Vested	(429,125)	0.49	—	—	(400,000)	0.48
Forfeited	(1,470,000)	0.44	—	—	(25,000)	1.34

Non-vested as of December 31, 2011	4,325,000	$0.41	—	$—	—	$—

As of December 31, 2011, there was $1,009,000, $0 and $0 of unrecognized compensation cost related to non-vested service-based options, performance-based options and restricted stock grants, respectively. The cost is expected to be recognized over a weighted-average of 3.8 years for service-based options.

The total fair value of shares vested during the year ended December 31, 2011 was $210,000, $0 and $199,000 for service-based options, performance-based options and restricted stock grants, respectively. The total fair value of shares vested during the year ended December 31, 2010 was $272,000, $0 and $34,000 for service-based options, performance-based options and restricted stock grants, respectively. There were no changes to the contractual life of any fully vested options during the years ended December 31, 2011 and 2010.

12. Note Receivable

The Company agreed to advance to one customer its predevelopment and site acquisition costs related to EPC contracts between the customer and the Company. The portion of the advance that related to site acquisition is recorded on our balance sheet as a note receivable. The advance will be repaid at the completion of the EPC contract, which is expected to occur in 2012, and bears interest at the rate of 5% per year, payable at the time the principle is repaid. At December 31, 2011, the note receivable balance was $5,862,000. The credit quality indicators we considered related to this note receivable were the customer’s position as one of largest privately held independent power producers in the East Coast, their financial condition and forecast, and their credit history.

13. Asset Held for Sale

During the year ended December 31, 2010 the Company recorded an asset held for sale of $10,016,000. The asset held for sale resulted from the Company taking possession of a solar facility for which the customer was unable to complete payment. During 2010, the asset held for sale was reduced by $3,347,000 to $6,669,000 by funds received from the United States Treasury under Section 1603, Payment for Specified Energy Property in Lieu of Tax Credits. Although this asset has been held for sale for the past eighteen months, during the period of the closing of the stock purchase by LDK it was not actively marketed to third parties at LDK’s request and the Company could not accept offers to sell the facility under the provisions of the LDK stock purchase agreement. The Company continues to actively market the asset to third parties and expects that this asset will be sold within the next twelve months. Accordingly, the asset held for sale is recorded as a current asset in the consolidated balance sheets as of December 31, 2011 and 2010, respectively. During the quarter ended June 30, 2011, the Company recorded an impairment charge of $400,000 to reduce the carrying amount to the estimate of fair value less cost to sell. The fair value was estimated based on a discounted cash flow analysis using level 3 unobservable inputs. There was no additional impairment recorded during the remainder of the year ended December 31, 2011. At December 31, 2011 and 2010, the asset held for sale is recorded at $6,269,000 and $6,669,000, respectively on the Company’s consolidated balance sheet.

14. Line of Credit, Loans Payable, Financing and Capital Lease Obligations

Line of Credit

On December 26, 2011, the Company entered into a Business Loan Agreement with Cathay Bank (“Cathay”) whereby Cathay agrees to extend the Company a line of credit of the lesser of $9,000,000 or Seventy Percent (70%) of the aggregate amount in certain accounts receivable, which will mature December 31, 2012. LDK guarantees the full amount of the loan under a Commercial Guaranty by and between LDK and Cathay dated December 26, 2011. Under the Business Loan Agreement, the Company will be required to adhere to certain covenants, including a profitability requirement and financial statement ratio components. Due to the restatement related to Aerojet 1 solar project development in 2010, the Company’s debt to equity covenant was not met. The Company has obtained a waiver from Cathay that exclude the financial impact of this restatement through January 1, 2013. The interest rate under the loan is variable, 1.25% above the prime rate. In conjunction with the Business Loan Agreement, the Company and Cathay entered into a Commercial Security Agreement dated December 26, 2011 (“Security Agreement”), pursuant to which Cathay is granted a security interest in the collateral, which is certain accounts receivable. As of December 31, 2011, the Company had a balance outstanding to Cathay on the line of credit of $6,000,000.

Loans Payable

On December 30, 2011, the Company and China Development Bank Corporation (“CDB”) entered into a Security Agreement, whereby the Company granted CDB a security interest in certain Collateral. The Security Agreement is providing CDB with security for two term loans facilities that CBD, as lender, is extending to a wholly owned subsidiary of Company, SPI Solar New Jersey, Inc. (“SPI New Jersey”) as discussed below (collectively, the “Facility Agreements” and each a “Facility Agreement”). Under the Security Agreement, CDB may, among other rights involving the Collateral, sell the Collateral or withdraw funds from certain accounts of Company in the event of a default under a Facility Agreement. The Security Agreement terminates upon satisfaction in full of the obligations under the Facility Agreements.

On December 30, 2011, SPI New Jersey entered into two Facility Agreements with CDB. The first Facility Agreement is for a $3,600,000 facility and a RMB 72,150,000 ($11,450,000 at current exchange rates) facility and relates to EPC Financing for one of the Company’s customers. The second Facility Agreement is for a $15,600,000 facility and a RMB 77,850,000 ($12,355,000 at current exchange rates) facility and relates to EPC financing for another of the Company’s customers. SPI New Jersey has twelve months to draw upon the facilities. The interest rate is a variable interest rate based on either LIBOR plus a margin, in the case of a loan under a US dollar portion, or the standard RMB interest rate for similar loans, in the case of a loan under a RMB portion. The interest is payable every six months. Under each Facility Agreement, SPI New Jersey is obligated to pay a front-end fee of 1.5% of the total amount of the US dollars portion of a Facility Agreement upon the first drawing under the US dollars portion of that Facility Agreement. Further, SPI New Jersey is obligated to pay a front-end fee of 1.5% of the total amount of the RMB portion of a Facility Agreement upon the first drawing under the RMB portion of that Facility Agreement. Additionally, SPI New Jersey is obligated to pay a fee equal to 0.5% per annum of the available but undrawn funds. The loans under a facility may be prepaid in whole or in part. However, any repaid portion cannot be re-borrowed. The full amount outstanding under a facility is required to be paid in full twenty-four months from the date the facility was first utilized. The loans outstanding under the facility also become payable on the occurrence of certain events, including a change of control of SPI New Jersey. At December 31, 2011 the outstanding balance under these two credit facilities was $19,200,000.

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

The loan payable under the Loan Agreement of $4,311,000 is recorded as a current liability at December 31, 2011 on the consolidated balance sheet since if the facility is sold the loan could contractually be required to be paid, and the facility is expected to be sold within twelve months.

Further minimum principal payments under all loans payable are as follows (in thousands):

Years ending December 31
2012	$10,313
2013	19,200

29,513
Less: current portion	(10,313)

Long-term portion	$19,200

These minimum payments do not include the $13.9 million financing obligation for Aerojet 1 solar development.

Capital Lease Obligations

The Company leases equipment under capital leases. The leases expire from 2012 to 2013. The Company is obligated for the following minimum payments under these leases (in thousands):

Years ending December 31 (in thousands)
2012	$7
2013	4
Less amounts representing interest	(1)

Present value of net minimum payments	10
Less current portion	(6)

Long-term portion	$4

15. Commitments and Contingencies

Guarantees — On December 22, 2009, in connection with an equity funding of STP related to the Aerojet 1 project (see Note 7), the Company, along with STP’s other investors, entered into a Guaranty (“Guaranty”) to provide the equity investor, Greystone Renewable Energy Equity Fund (“Greystone”), with certain guarantees, in part, to secure investment funds necessary to facilitate STP’s payment to the Company under the EPC Agreement. Specific guarantees made by the Company include the following in the event of the other investors’ failure to perform under the operating agreement:

•

Recapture Event — The Company shall be responsible for providing Greystone with payments for losses due to any recapture, reduction, requirement to repay, loss or disallowance of certain tax credits (Energy Credits under Section 48 of Code) or Cash Grant (any payment made by US Dept. of Treasure under Section 1603 of the ARRT of 2009) or if the actual Cash Grant received by Master Tenant is less that the Anticipated Cash Grant;

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

The Company recorded on its balance sheet the fair value of the guarantees, at their estimated fair value of $142,000. At December 31, 2011 the amount recorded on the Company’s balance sheet was approximately $113,000, net of amortization. These guarantees for the Aerojet 1 project are accounted for separate from the $13.9 million financing obligation related to the Aerojet 1 project.

Performance Guaranty — On December 18, 2009, the Company entered into a 10-year energy output guaranty related to the photovoltaic system installed for STP at the Aerojet 1 facility in Rancho Cordova, CA. The guaranty provided for compensation to STP’s system lessee for shortfalls in production related to the design and operation of the system, but excluding shortfalls outside the Company’s control such as government regulation. The Company believes that the probability of shortfalls is unlikely and if they should occur they would be covered under the provisions of its current panel and equipment warranty provisions. For the fiscal year ended December 31, 2011, there were no charges against our reserves related to this performance guaranty.

Accrued guarantee costs at December 31 were as follows (in thousands):

	2011	2010
Balance January 1	$127	$142
Additions	—	—
Amortization	(14)	(15)

Balance December 31	$113	$127

Operating leases — The Company leases premises under various operating leases which expire through 2017. Rental expenses under operating leases included in the statement of operations were $596,000 and $703,000 for the years ended December 31, 2011 and 2010, respectively.

The operating leases require minimum rentals as follows (in thousands):

Years ending December 31,
2012	$577
2013	438
2014	416
2015	429
2016 and beyond	612

$2,472

On February 1, 2012, the Company leased approximately 4,000 square feet of office space in San Francisco, California to accommodate financial services and corporate activities of the Company. The five year lease begins on February 1, 2012 and expires on January 31, 2017. The base rent will be $120,120 for the first year, $164,964 for the second year, $169,908 for the third year, $175,008 for the fourth year and $180,264 for the fifth year. The Company has an option to renew for an additional five years.

Contingencies — On January 25, 2011, a putative class action was filed by William Rogers against the Company, the Company’s directors Stephen C. Kircher, Francis Chen, Timothy B. Nyman, Ronald A. Cohan, D. Paul Regan, and LDK, in the Superior Court of California, County of Placer. The Company opposed that action and the complaint was dismissed in December 2011.

Motech Industries, Inc. (“Motech”) filed a complaint against the Company on November 21, 2011, in the Superior Court of California, County of Sacramento, alleging that the Company breached a November 29, 2010 settlement agreement by failing to make payments set forth therein for products supplied to the Company by Motech. Motech has alleged causes of action for breach of contract and breach of the covenant of good faith and fair dealing seeking to recover a total of $339,544.15 in damages from the Company plus its attorneys’ fees and costs. The Company filed its answer on December 22, 2011 generally denying all of the allegations in Motech’s complaint. Specifically, the Company contends that it has paid Motech in full for all monies owed under the settlement agreement. The Company intends to defend the action, which is at its early stage, and believes the likelihood is remote that the Company will be required to pay any amounts related to this complaint.

From time to time, the Company also is involved in various other legal and regulatory proceedings arising in the normal course of business. While the Company cannot predict the occurrence or outcome of these proceedings with certainty, it does not believe that an adverse result in any pending legal or regulatory proceeding, individually or in the aggregate, would be material to its consolidated financial condition or cash flows; however, an unfavorable outcome could have a material adverse effect on its results of operations for a specific interim period or year.

16. Operating Risk

Concentrations of Credit Risk and Major Customers — A substantial percentage of the Company’s net revenue comes from sales made to a small number of customers to whom sales are typically made on an open account basis. Details of customers accounting for 10% or more of total net sales for the years ended December 31, 2011 and 2010 are as follows (in thousands):

Customer	2011	2010
380 Middlesex, LLC	$17,252	$—
North Palm Springs Investments, LLC*	12,112	—
KDC Solar Credit LS, LLC	42,084	—
Temescal Canyon RV, LLC	—	7,659

	$71,448	$7,659

Details of the accounts receivable and costs and estimated earnings in excess of billings on uncompleted contracts from the customers with the largest receivable balances (including all customers with accounts receivable balances of 10% or more of accounts receivable) at December 31, 2011 and 2010, respectively are (in thousands):

Customer	2011	2010
KDC Solar Credit LS, LLC**	$42,120	$—
North Palm Springs Investments, LLC*	17,376	—
Temescal Canyon RV, LLC	—	1,897

	$59,496	$1,897

*	North Palm Springs Investments, LLC is a wholly owned subsidiary of LDK Solar USA, Inc.
**	Payment terms ranging from 265 to 364 days from date of agreement

Product warranties — The Company offers the industry standard of 25 years for our solar modules and industry standard five (5) years on inverter and balance of system components. Due to the warranty period, the Company bears the risk of extensive warranty claims long after the Company has shipped product and recognized revenue. In our cable, wire and mechanical assemblies business, historically our warranty claims have not been material. In our solar photovoltaic business, our greatest warranty exposure is in the form of product replacement. Until the third quarter of 2007, the Company purchased its solar panels from third-party suppliers and since the third-party warranties are consistent with industry standards it considered our financial exposure to warranty claims immaterial. Certain photovoltaic construction contracts entered into during the year ended December 31, 2007 included provisions under which the Company agreed to provide warranties to the buyer, and during the quarter ended September 30, 2007 and continuing through the fourth quarter of 2010, the Company installed its own manufactured solar panels. As a result, the Company recorded the provision for the estimated warranty exposure on these contracts within cost of sales. Since the Company does not have sufficient historical data to estimate its exposure, the Company has looked to our own historical data in combination with historical data reported by other solar system installers and manufacturers. The Company now only installs panels manufactured by unrelated third parties and its parent, LDK. The Company provides LDK’s pass through warranty, and reserve for unreimbursed costs, such as labor, material and transportation costs to replace panels and balance of system components provided by third-party manufacturers. The Company has provided a warranty reserve of $218,000 and $296,000 for the years ended December 31, 2011 and 2010, respectively.

The accrual for warranty claims consisted of the following at December 31 (in thousands):

	2011	2010
Beginning balance, January 1	$1,542	$1,246
Provision charged to warranty expense	218	296
Less: warranty claims	(81)	—

Ending balance, December 31	$1,679	$1,542

Current portion of warranty liability	$200	$1,542
Non-current portion of warranty liability	$1,479	$—

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

The carrying amounts of cash and cash equivalents and accounts receivable, note receivable, accounts payable, and accrued liabilities approximate their fair values at each balance sheet date due to the short-term maturity of these financial instruments.

The fair value of the Company’s borrowings is based upon current interest rates for debt instruments with comparable maturities and characteristics and because of their short-term nature fair value of the Company’s borrowings approximate their carrying value at the balance sheet date.

The Company used multiple techniques to measure the fair value of the guarantees using Level 3 inputs; the results of each technique have been reasonably weighted based upon management’s judgment to determine the fair value of the guarantees at the measurement date. As a result of applying reasonable weights to each technique, the Company believes a reasonable estimate of fair value for the guarantees is $113,000 at December 31, 2011. At December 31, 2011 and 2010, the value of the guarantees on our consolidated balance sheet, net of amortization, was $113,000 and $127,000, respectively.

18. Segment and Geographical Information

The Company’s two primary business segments are: 1) photovoltaic installation, integration, and sales and 2) cable, wire and mechanical assemblies.

The accounting policies of the segments are the same as those described in the summary of significant accounting policies.

Contributions of the major activities, profitability information and asset information of the Company’s reportable segments for the years ended December 31, 2011 and 2010 are as follows:

	Year ended December 31, 2011		Year ended December 31, 2010
Segment (in thousands)	Net sales	Income (loss) before taxes	Net Sales	Income (loss) before taxes

Photovoltaic installation, integration and sales	$101,550	$(588)	$32,036	$(10,501)
Cable, wire and mechanical assemblies	1,522	386	3,317	979

Consolidated total	$103,072	$(202)	$35,353	$(9,522)

	Year ended December 31, 2011		Year ended December 31, 2010
Segment (in thousands)	Interest income	Interest expense	Interest income	Interest expense

Photovoltaic installation, integration and sales	$185	$1,517	$—	$1,433
Cable, wire and mechanical assemblies	—	—	—	—

Consolidated total	$185	$1,517	$—	$1,433

	As of December 31, 2011	For the Twelve Months Ended December 31, 2011		As of December 31, 2010	For the Twelve Months Ended December 31, 2010
Segment (in thousands)	Identifiable assets	Capital expenditure	Depreciation and amortization	Identifiable assets	Capital expenditure	Depreciation and amortization
Photovoltaic installation, integration and sales	$141,784	$121	$996	$35,273	$63	$1,261
Cable, wire and mechanical assemblies	3,894	—	3	2,642	—	8

Consolidated total	$145,678	$121	$999	$37,915	$63	$1,269

Net sales by geographic location are as follows:

Location (in thousands)	Year ended December 31, 2011			Year ended December 31, 2010
	Photovoltaic installation, integration and sales	Cable, wire and mechanical assemblies	Total	Photovoltaic installation, integration and sales	Cable, wire and mechanical assemblies	Total
United States	$100,487	$1,509	$101,996	$24,909	$2,313	$27,222
Asia	1,051	—	1,051	236	—	236
Europe	5	—	5	6,733	—	6,733
Mexico	—	13	13	—	1,004	1,004
Other	7	—	7	158	—	158

Total	$101,550	$1,522	$103,072	$32,036	$3,317	$35,353

The location of the Company’s identifiable assets is as follows:

Location (in thousands)	December 31, 2011	December 31, 2010
United States	$140,303	$35,365
China (including Hong Kong)	5,375	2,550

Total	$145,678	$37,915

Income tax expense by geographic location is as follows:

Location (in thousands)	Year ended December 31, 2011	Year ended December 31, 2010
United States	$257	$3
China (including Hong Kong)	1	(144)

Total	$258	$(141)

19. Related Party Transactions

In the fourth quarter of 2009, the Company completed a system installation under an EPC contract entered into with STP. Subsequent to the end of 2009, Stephen C. Kircher, our Chief Executive Officer, and his wife, Lari K.

Kircher, as Co-Trustees of the Kircher Family Irrevocable Trust dated December 29, 2004 (“Trust”) was admitted as a member of HEK, LLC (“HEK”), a member of STP. The Trust made a capital contribution of $20,000 and received a 35% membership interest in HEK. Stephen C. Kircher, as trustee of the Trust, was appointed a co-manager of HEK. Neither Stephen C. Kircher nor Lari K. Kircher is a beneficiary under the Trust.

In June 2011, the Company transferred to LDK Solar USA, Inc. at book value its interest in North Palm Springs Investments, LLC (“NPSLLC”) and entered into two EPC agreements with NPSLLC for the construction of two utility scale solar projects with anticipated revenues to the Company of $29.2 million. The EPC agreements provide for milestone payments based on performance against a schedule of values.

During the year ended December 31, 2011 the Company recorded net sales to LDK of $12,903,000, consisting of $777,000 in raw material sales and $12,112,000 of revenues related to solar development projects. Related cost of goods sold was $12,561,000. Solar development costs were $11,776,000 and the raw material was sold at carrying value of $785,000.

At December 31, 2011, the Company had accounts receivable of $17,494,000 from LDK, consisting of $1,169,000 for raw material for the manufacture of solar products valued at its carrying value with payment terms ranging from 60 to 180 days; $1,581,000 expenses incurred on LDK’s behalf related to operations in our China and Hong Kong subsidiaries with the intent that the operations of these subsidiaries will be transferred to LDK; and billings to NPSLLC related to EPC contracts with the Company of $14,744,000 with milestone payments due upon performance against a schedule of values in the agreement.

At December 31, 2011, the Company had accounts payable of $46,125,000 to LDK consisting of $45,184,000 for purchase of solar panels for its projects currently under development and panel sales, $642,000 for loan fees advanced for the China Development Bank financing and $299,000 for purchase of raw material. LDK has agreed to provide necessary financial support to the Company to enable it to make these payments when due.

Related party transactions with LDK are summarized in the following table:

	For the year ended December 31,
	2011	2010
Revenue recognized on EPC contracts with North Palm Springs Investments, LLC*	$12,112	$—
Raw material sales	777	—
Cost of goods sold related to North Palm Springs Investments, LLC*	11,776	—
Cost of goods sold related to raw material sales	785	—

Expenses incurred on LDK’s behalf related to operations in our China and Hong Kong subsidiaries	2,130	—
Solar panel purchases	56,134	—

*	North Palm Springs Investments, LLC is a wholly owned subsidiary of LDK Solar USA, Inc.

20. Subsequent Events

On February 15, 2012, the Company’s Board of Directors approve the issuance of a warrant agreement for Cathay General Bancorp to purchase 300,000 shares of the Company’s stock at $0.75 per share related to the credit facility entered into with Cathay Bank for an aggregate principle amount of $9,000,000.