Form 10-Q
period 2012-03-31
Solar Power, Inc.
filed 2012-05-14
CIK 1210618

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒	Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2012

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

The number of outstanding shares of the registrant’s common stock as of May 4, 2012 was 184,413,923.

PART I

FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

SOLAR POWER, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands except for share data)

(unaudited)

	March 31 2012	December 31 2011
ASSETS
Current assets:
Cash and cash equivalents	$17,928	$23,855
Accounts receivable, net of allowance for doubtful accounts of $115 and $115	66,866	59,621
Accounts receivable, related party	14,153	17,494
Note receivable	9,007	5,862
Costs and estimated earnings in excess of billings on uncompleted contracts	10,763	8,885
Costs and estimated earnings in excess of billings on uncompleted contracts, related party	713	360
Inventories	4,781	6,878
Asset held for sale	6,269	6,269
Prepaid expenses and other current assets	2,138	1,339
Restricted cash	250	250

Total current assets	132,868	130,813
Goodwill	435	435
Restricted cash	420	420
Property, plant and equipment at cost, net	13,458	14,010
Other noncurrent assets	76	—

Total assets	147,257	145,678

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	8,489	7,736
Accounts payable, related party	50,021	46,125
Line of credit	8,500	6,000
Accrued liabilities	2,479	2,420
Income taxes payable	—	258
Billings in excess of costs and estimated earnings on uncompleted contracts	508	955
Billings in excess of costs and estimated earnings on uncompleted contracts, related party	1,834	2,992
Loans payable and capital lease obligations	4,225	4,319

Total current liabilities	76,056	70,805
Loans payable and financing obligations, net of current portion	29,470	33,116
Other liabilities	1,554	1,479

Total liabilities	107,080	105,400

Commitments and contingencies	—	—
Stockholders’ equity:
Preferred stock, par $0.0001, 20,000,000 shares authorized; none issued and outstanding	—	—
Common stock, par $0.0001, 250,000,000 shares authorized; 184,413,923 and 184,413,923 shares issued and outstanding	18	18
Additional paid in capital	75,565	75,336
Accumulated other comprehensive loss	(91)	(88)
Accumulated deficit	(35,315)	(34,988)

Total stockholders’ equity	40,177	40,278

Total liabilities and stockholders’ equity	$147,257	$145,678

The accompanying notes are an integral part of these condensed consolidated financial statements.

SOLAR POWER, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except for per share data)

(unaudited)

	For the Three Months Ended March 31,
	2012	2011
Net sales:
Net sales	$11,650	$4,990
Net sales, related party	13,567	760

Total net sales	25,217	5,750
Cost of goods sold:
Cost of goods sold	9,427	4,374
Cost of goods sold, related party	13,004	760

Total cost of goods sold	22,431	5,134

Gross profit	2,786	616
Operating expenses:
General and administrative	2,279	1,569
Sales, marketing and customer service	685	471
Engineering, design and product management	173	131

Total operating expenses	3,137	2,171

Operating loss	(351)	(1,555)
Other income (expense):
Interest expense	(792)	(377)
Interest income	639	2
Other income (expense)	—	(6)

Total other expense	(153)	(381)

Loss before income taxes	(504)	(1,936)
Provision for (benefit from) income taxes	(177)	7

Net loss	$(327)	$(1,943)

Net loss per common share:
Basic and Diluted	$(0.00)	$(0.02)

Weighted average number of common shares used in computing per share
Basic and Diluted	184,413,923	90,844,928

The accompanying notes are an integral part of these condensed consolidated financial statements.

SOLAR POWER, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(In thousands)

(unaudited)

	For the Three Months Ended March 31,
	2012	2011
Net loss	$(327)	$(1,943)
Other comprehensive loss:
Foreign currency translation	(3)	(11)

Other comprehensive loss	(3)	(11)

Comprehensive loss	$(330)	$(1,954)

The accompanying notes are an integral part of these condensed consolidated financial statements

SOLAR POWER, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(unaudited)

	For the Three Months Ended
	March 31, 2012	March 31, 2011
Cash flows from operating activities:
Net loss	$(327)	$(1,943)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	258	286
Stock-based compensation expense	98	56
Bad debt expense	—	39
Gain on disposal of fixed assets	(24)	—
Amortization of loan fees	(4)	(4)
Amortization of warrant cost to interest expense	18	—
Change in deferred taxes	(179)	—
Operating expense (income) from solar system subject to financing obligation	(42)	13
Changes in operating assets and liabilities:
Accounts receivable	(7,245)	(325)
Accounts receivable, related party	3,341	(1,394)
Costs and estimated earnings in excess of billing on uncompleted contracts	(1,878)	3
Costs and estimated earnings in excess of billing on uncompleted contracts, related party	(353)	—
Inventories	2,097	(2,215)
Prepaid expenses, other current assets and other assets	(583)	25
Accounts payable	753	(572)
Accounts payable, related party	3,896	—
Income taxes payable	(258)	—
Billings in excess of costs and estimated earnings on uncompleted contracts	(447)	(971)
Billings in excess of costs and estimated earnings on uncompleted contracts, related party	(1,158)	—
Accrued liabilities and other liabilities	134	(1,382)

Net cash used in operating activities	(1,903)	(8,384)
Cash flows from investing activities:
Note receivable	(3,145)	—
Proceeds from disposal of fixed assets	409	—
Acquisitions of property, plant and equipment	(70)	(6)

Net cash used in investing activities	(2,806)	(6)
Cash flows from financing activities:
Proceeds from issuance of common stock, net	—	32,719
Proceeds from line of credit	2,500	—
Decrease in restricted cash	—	603
Principal payments on loans payable and capital lease	(3,699)	(75)

Net cash (used in) provided by financing activities	(1,199)	33,247
Effect of exchange rate changes on cash	(19)	(11)

(Decrease) increase in cash and cash equivalents	(5,927)	24,846
Cash and cash equivalents at beginning of period	23,855	1,441

Cash and cash equivalents at end of period	$17,928	$26,287

Supplemental disclosure of cash flow information:
Cash paid for interest	286	131

Cash paid for income taxes	300	7

The accompanying notes are an integral part of these condensed consolidated financial statements.

SOLAR POWER, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

1. Description of Business and Basis of Presentation

Description of Business

Solar Power, Inc., and its subsidiaries, (collectively the “Company”) is a vertically integrated photovoltaic solar developer offering our own brand of high-quality, low-cost distributed generation and utility-scale solar energy facility (“SEF”) development services. We design, engineer, and construct SEFs as a turnkey developer, and also as an engineering, procurement and construction (“EPC”) contractor for other solar developers.

Basis of Presentation

The accompanying condensed consolidated financial statements are unaudited and have been prepared in accordance with generally accepted accounting principles for interim financial information. They should be read in conjunction with the financial statements and related notes to the financial statements of Solar Power, Inc. for the years ended December 31, 2011 and 2010 appearing in the Company’s Form 10-K filed with the Securities and Exchange Commission (“SEC”) on April 16, 2012. The March 31, 2012 and 2011 unaudited interim Condensed Consolidated Financial Statements on Form 10-Q have been prepared pursuant to the rules and regulations of the SEC for smaller reporting companies. Certain information and note disclosures normally included in the annual financial statements on Form 10-K have been condensed or omitted pursuant to those rules and regulations, although the Company’s management believes the disclosures made are adequate to make the information presented not misleading. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of the results of operation for the interim periods presented have been reflected herein. The results of operations for the interim periods are not necessarily indicative of the results to be expected for the entire year.

In January 2012, the Company reassessed its reportable segments and determined that the former cable, wire and mechanical assemblies operating segment no longer meets the qualitative and quantitative characteristics that require separate reporting. The basis for the reassessment is the decline in revenues related to this former segment. As such, effective January 2012, the Company operates in one reportable segment: photovoltaic installation, integration, and sales, the results of which are reflected in the condensed consolidated financial statements.

The condensed consolidated financial statements include the accounts of Solar Power, Inc. and its subsidiaries. Intercompany balances, transactions and cash flows are eliminated on consolidation.

Reclassifications — Certain reclassifications have been made to prior period balances to conform to classifications used in 2012.

2. Summary of Significant Accounting Policies

These condensed consolidated financial statements and accompanying notes should be read in conjunction with the Company’s annual consolidated financial statements and notes thereto contained in the Annual Report on Form 10-K for the year ended December 31, 2011. There have been no significant changes in the Company’s significant accounting policies for the three months ended March 31, 2012, as compared to the significant accounting policies described in the Annual Report on Form 10-K for the year ended December 31, 2011.

3. Recently Issued Accounting Pronouncements

In May 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2011-04, Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs, which amends current fair value measurement and disclosure guidance to provide increased transparency around valuation inputs and investment categorization. This update became effective prospectively for the Company in the first quarter of fiscal 2012. The Company’s adoption of this update did not have an impact on the Company’s consolidated financial position, results of operations or cash flows.

In June 2011, the FASB issued ASU No. 2011-05, Presentation of Comprehensive Income. ASU 2011-05, as amended by ASU 2011-12, increases the prominence of other comprehensive income in financial statements. Under this update, an entity has the option to present the components of net income and comprehensive income in either a single continuous statement of comprehensive income or in two separate but consecutive statements. The Company has selected to report two separate statements. The update eliminates the option in to present other comprehensive income in the statement of changes in stockholders’ equity. This update is effective on a retrospective basis for fiscal years, and interim periods within those years, beginning after December 15, 2011. The adoption of this update to the authoritative guidance did not have an impact on the Company’s financial position, results of operations or cash flows.

In September 2011, the FASB issued ASU No. 2011-08, Intangibles—Goodwill and Other (Topic 350): Testing Goodwill for Impairment, which permits an entity to make a qualitative assessment of whether it is more likely than not that a reporting unit’s fair value is less than its carrying amount before applying the two-step goodwill impairment test. If an entity can support the conclusion that it is not more likely than not that the fair value of a reporting unit is more than its carrying amount, it would not need to perform the two-step impairment test for that reporting unit. Goodwill must be tested for impairment at least annually, and prior to the ASU, a two-step test was required to assess goodwill for impairment. In Step 1, the fair value of a reporting unit is compared to the reporting unit’s carrying amount. If the fair value is less than the carrying amount, Step 2 is used to measure the amount of goodwill impairment, if any. The update is effective for annual and interim goodwill impairment tests performed in fiscal years beginning after December 15, 2011. The adoption of this update did not have a significant impact on the Company’s financial position, results of operations or cash flows.

4. Note Receivable

The Company agreed to advance to one customer predevelopment and site acquisition costs related to an EPC contract between the customer and the Company. The portion of the advance that related to site acquisition is recorded on our balance sheet as a note receivable. The advance will be repaid prior to the commencement of the EPC contract, which is expected to occur in the latter half of 2012, and bears interest at the rate of 5% per year, payable at the time the principle is repaid. At March 31, 2012 and December 31, 2011, the note receivable balance was $9.0 million and $5.9 million, respectively. The credit quality indicators considered related to this note receivable were the customer’s position as one of largest privately held independent power producers in the East Coast, their financial condition and forecast, and their credit history.

5. Inventories

Inventories consisted of the following (in thousands):

	March 31 2012	December 31 2011
Raw material	$675	$1,154
Work in process	—	73
Finished goods	4,106	5,651

	$4,781	$6,878

6. Goodwill

Goodwill is the excess of purchase price over the fair value of net assets acquired. The carrying value of goodwill is evaluated for impairment on an annual basis, using a fair-value-based approach. The carrying value for goodwill was $0.4 million at March 31, 2012 and December 31, 2011, all of which is allocated to our single reportable segment. No impairment of goodwill has been identified during any of the periods presented.

7. Property, Plant and Equipment

In 2009, the Company capitalized a photovoltaic (“PV”) solar system relating to the Aerojet 1 solar development project along with the associated financing obligation, recorded under loans payable, financing and capital lease obligations on its consolidated financial statements. Due to certain guarantee arrangements as disclosed in Note 12 — Commitments and Contingencies, the Company will continue to record this solar system within its property, plant and equipment with its associated financing obligation in loans payable and financing obligations as long as it maintains its continuing involvement with this project. The income and expenses relating to the underlying operation of the Aerojet 1 project are recorded in the Company’s condensed consolidated financial statements.

Property, plant and equipment consisted of the following (in thousands):

	March 31 2012	December 31 2011
PV solar system	$14,852	$14,852
Plant and machinery	28	740
Furniture, fixtures and equipment	256	369
Computers and software	1,263	1,486
Trucks	118	118
Leasehold improvements	206	449

	16,723	18,014
Less: accumulated depreciation	(3,265)	(4,004)

	$13,458	$14,010

Depreciation expense for the three months ended March 31, 2012 and 2011 was $0.3 million, respectively.

8. Asset Held for Sale

During the year ended December 31, 2010, the Company recorded an asset held for sale of $10.0 million. The asset held for sale resulted from the Company taking possession of a solar facility for which the customer was unable to complete payment. During 2010, the asset held for sale was reduced by $3.3 million to $6.7 million by funds received from the United States Treasury under Section 1603, Payment for Specified Energy Property in Lieu of Tax Credits. Although this asset has been held for sale for the past twenty-one months, during the period of the closing of the stock purchase by LDK, it was not actively marketed to third parties at LDK’s request and the Company could not accept offers to sell the facility under the provisions of the LDK stock purchase agreement. Subsequent to the stock purchase by LDK, the Company continues to actively market the asset to third parties and expects that this asset will be sold within the next twelve months. Accordingly, the asset held for sale is recorded as a current asset in the condensed consolidated balance sheets as of March 31, 2012 and December 31, 2011, respectively. During the quarter ended June 30, 2011, the Company recorded an impairment charge of $0.4 million to reduce the carrying amount to the estimate of fair value less cost to sell. The fair value was estimated based on a discounted cash flow analysis using level 3 unobservable inputs. There was no impairment recorded during the three months ended March 31, 2012 or 2011. At March 31, 2012 and December 31, 2011, the balance of the asset held for sale recorded on the Company’s condensed consolidated balance sheets was $6.3 million, respectively.

9. Stockholders’ Equity

Issuance of common stock

Pursuant to a Stock Purchase Agreement (“SPA”) dated January 5, 2011, on January 10, 2011, the Company and LDK consummated the transactions contemplated by the first closing of the SPA whereby the Company issued 42,835,947 shares of Common Stock for an aggregate purchase price of $10.7 million. Proceeds recorded in stockholders’ equity are net of issuance costs of $0.2 million. Such shares represented 44.9% of the Company’s outstanding Common Stock.

On March 31, 2011, the Company and LDK consummated the transactions contemplated by the Second Closing of the SPA whereby the Company issued 20,000,000 shares of Series A Preferred Stock for an aggregate purchase price of $22.2 million. On June 22, 2011, the shareholders of the Company approved an amendment to the Company’s Articles of Incorporation increasing the authorized shares and enabling the automatic conversion of the 20,000,000 Series A Preferred stock to 88,910,400 shares of the Company’s Common Stock. The 20,000,000 shares of Series A Preferred Stock were cancelled pursuant to the conversion. In total, such shares represent 70% of the Company’s outstanding Common Stock.

On July 22, 2011, the Company issued 400,000 shares of restricted Common Stock pursuant to the Company’s 2006 Equity Incentive Plan (defined below) as compensation to its non-employee directors. The fair value of the shares was $0.48 per share, the closing price of the Company’s Common Stock on July 22, 2011, the date of the grant. The shares vested on the date of grant.

Issuance of warrants to purchase common stock

On February 15, 2012, the Company’s Board of Directors approve the issuance of a warrant agreement for Cathay General Bancorp to purchase 300,000 shares of the Company’s Common Stock at $0.75 per share related to the credit facility entered into with Cathay Bank for an aggregate principle amount of $9.0 million. The fair value of $0.44 per share was determined using the Black-Scholes model. The warrant expires on February 15, 2015 and is exercisable anytime within that period for an exercise price of $0.75 per share. The value of the warrant will be amortized over the remaining term of the associated credit facility in the amount of $37,000 per quarter through December 31, 2012. For the three month period ended March 31, 2012, $18,500 was amortized to interest expense.

In October 2010, in conjunction with a consulting agreement, the Company issued a warrant to purchase 500,000 shares of its Common Stock to a consultant at an exercise price of $0.25 per share. The warrant is exercisable over a five-year period and vests based on certain performance criteria. This warrant was fair-valued at $0.23 per share using the Black-Scholes model. The warrant expires on October 1, 2015. Since the warrant is performance-based and none of the performance requirements were considered probable of being met as of March 31, 2012 or 2011, no expense was recorded for the three month periods ended March 31, 2012 and 2011, respectively.

10. Stock-based Compensation

The Company measures the stock-based compensation costs of share-based compensation arrangements based on the grant-date fair value and recognizes the costs in the financial statements over the employee requisite service period.

The following table summarizes the consolidated stock-based compensation expense, by type of awards for the three months ended March 31, 2012 and 2011 (in thousands):

	For the Three Months Ended
	March 31, 2012	March 31, 2011
Employee stock options	$98	$48
Stock grants	—	8

Total stock-based compensation expense	$98	$56

The following table summarizes the consolidated stock-based compensation by line item for the three months ended March 31, 2012 and 2011 (in thousands):

	For the Three Months Ended
	March 31, 2012	March 31, 2011
General and administrative	$82	$36
Sales, marketing and customer service	14	15
Engineering, design and product management	2	5

Total stock-based compensation expense	$98	$56

Stock-based compensation expense recognized in the condensed consolidated statements of operations is based on awards ultimately expected to vest. Forfeitures are estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. The Company estimated its pre-vesting forfeiture rate at 20.7% and 22.6% for the three months ended March 31, 2012 and 2011, respectively.

Valuation Assumptions

Valuation and Amortization Method — The Company estimates the fair value of time-based and performance-based stock options, if any, granted using the Black-Scholes-Merton option-pricing formula. The fair value is then amortized on a straight-line basis over the requisite service periods of the awards, which is generally the vesting period. Time-based and performance-based options, if any, typically have a five-year life from date of grant and vesting periods of three to four years. There were no performance-based options outstanding at March 31, 2012 or December 31, 2011.

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

Assumptions used in the determination of the fair value of share-based payment awards using the Black-Scholes-Merton model for stock option grants during the three months ended March 31, 2012 and 2011 were as follows:

	2012 Time-based	2011 Time-based
Expected term	3.75	N/A
Risk-free interest rate	.72% -.89%	N/A
Volatility	213%	N/A
Dividend yield	0%	N/A

Equity Incentive Plan

On November 15, 2006, subject to approval of the stockholders, the Company adopted the 2006 Equity Incentive Plan (the “Plan”) which permits the Company to grant stock options to directors, officers or employees of the Company or others to purchase shares of common stock of the Company through awards of incentive and nonqualified stock options, stock and stock appreciation rights. The Plan was approved by the stockholders on February 7, 2007.

The Company currently has time-based options and restricted stock grants outstanding. The time-based options vest in 25% increments and expire five years from the date of grant. The restricted shares are fully vested as of December 31, 2011. Total number of shares reserved and available for grant and issuance pursuant to this Plan is equal to nine percent (9%) of the number of outstanding shares of the Company. Not more than two million (2,000,000) shares of stock shall be granted in the form of incentive stock options. Shares issued under the Plan will be drawn from authorized and unissued shares or shares now held or subsequently acquired by the Company. Outstanding shares of the Company shall, for purposes of such calculation, include the number of shares of stock into which other securities or instruments issued by the Company are currently convertible (e.g. convertible preferred stock, convertible debentures, or warrants for common stock), but not outstanding options to acquire stock.

At March 31, 2012 there were 9,896,657 total shares available to be issued under the plan.

The following table summarizes the Company’s stock option activities for the three month periods ended March 31, 2012 and 2011:

	March 31, 2012		March 31, 2011
	Shares	Weighted- Average Exercise Price Per Share	Shares	Weighted- Average Exercise Price Per Share
Outstanding—December 31	5,171,500	$0.56	2,505,175	$0.92
Granted	675,000	$0.46	—	$—
Exercised	—	$—	—	$—
Forfeited	(23,000)	$1.10	(25,000)	$0.95

Outstanding—March 31	5,823,500	$0.55	2,480,175	$0.91

The following table summarizes the Company’s restricted stock activities for the three month periods ended March 31, 2012 and 2011:

	Shares
	2012	2011
Outstanding—December 31	925,868	550,868
Granted	—	—
Exercised	—	—
Forfeited	—	(25,000)

Outstanding—March 31	925,868	525,868

Vested as of March 31	925,868	525,868

11. Line of Credit, Loans Payable and Financing Obligations

Line of Credit

On December 26, 2011, the Company entered into a Business Loan Agreement with Cathay Bank (“Cathay”) whereby Cathay agreed to extend the Company a line of credit of the lesser of $9.0 million or seventy percent (70%) of the aggregate amount in certain accounts receivable, which will mature December 31, 2012. LDK agreed to guaranty the full amount of the loan under a Commercial Guaranty by and between LDK and Cathay dated December 26, 2011. Under the Business Loan Agreement, the Company is required to adhere to certain covenants, including a profitability requirement and financial statement ratio components. Due to the accounting treatment related to Aerojet 1 solar project development (see Note 12 – Commitments and Contingencies for further details), the Company’s debt to equity covenant was not met. The Company has obtained a waiver from Cathay that excludes the financial impact of this restatement through the term of the loan. The interest rate under the loan is variable, 1.25% above the prime rate. In conjunction with the Business Loan Agreement, the Company and Cathay entered into a Commercial Security Agreement dated December 26, 2011 (“Cathay Security Agreement”), pursuant to which Cathay is granted a security interest in the collateral, which is certain accounts receivable. As of March 31, 2012 and December 31, 2011, the Company had a balance outstanding to Cathay on the line of credit of $8.5 million and $6.0 million, respectively. See Note 9 – Stockholders’ Equity regarding the warrants associated with the line of credit that were issued during the three months ended March 31, 2012.

Loans Payable

On December 30, 2011, the Company and China Development Bank Corporation (“CDB”) entered into a Security Agreement (“CDB Security Agreement”), whereby the Company granted CDB a security interest in certain Collateral. The CDB Security Agreement is providing CDB with security for two term loans facilities that CBD, as lender, is extending to a wholly owned subsidiary of the Company, SPI Solar New Jersey, Inc. (“SPI New Jersey”) as discussed below (collectively, the “Facility Agreements” and each a “Facility Agreement”). Under the Security Agreement, CDB may, among other rights involving the Collateral, sell the Collateral or withdraw funds from certain accounts of the Company in the event of a default under a Facility Agreement. The Security Agreement terminates upon satisfaction in full of the obligations under the Facility Agreements.

On December 30, 2011, SPI New Jersey entered into two facility agreements with CDB. The first Facility Agreement is for a $3.6 million facility and a RMB 72,150,000 ($11.5 million at current exchange rates) facility and relates to EPC Financing for one of the Company’s customers. The second Facility Agreement is for a $15.6 million facility and a RMB 77,850,000 ($12.4 million at current exchange rates) facility and relates to EPC financing for another of the Company’s customers. SPI New Jersey has twelve months to draw upon the facilities. The interest rate is a variable interest rate based on either LIBOR plus a margin, in the case of a loan under a US dollar portion, or the standard RMB interest rate for similar loans, in the case of a loan under a RMB portion. The interest is payable every six months. Under each Facility Agreement, SPI New Jersey is obligated to pay a front-end fee of 1.5% of the total amount of the US dollars portion of a Facility Agreement upon the first drawing under the US dollars portion of that Facility Agreement. Further, SPI New Jersey is obligated to pay a front-end fee of 1.5% of the total amount of the RMB portion of a Facility Agreement upon the first drawing under the RMB portion of that Facility Agreement. Additionally, SPI New Jersey is obligated to pay a fee equal to 0.5% per annum of the available but undrawn funds. The loans under a facility may be prepaid in whole or in part. However, any repaid portion cannot be re-borrowed. The full amount outstanding under a facility is required to be paid in full twenty-four months from the date the facility was first utilized. The loans outstanding under the facility also become payable on the occurrence of certain events, including a change of control of SPI New Jersey. During the three months ended March 31, 2012, the Company repaid the first Facility Agreement of $3.6 million upon completion of the related solar development project. At March 31, 2012 and December 31, 2011, the outstanding balance under these two credit facilities was $15.6 million and $19.2 million, respectively.

On June 1, 2010, the Company and Five Star Bank (“Five Star”) entered into a Loan Agreement (the “Original Loan Agreement”). Under the Original Loan Agreement, Five Star agreed to advance a loan in an amount equal to $3.9 million at an interest rate equal to 8.00% per annum. The Original Loan Agreement was evidenced by a Promissory Note, which was payable in 120 equal monthly payments of $48,000, commencing on July 15, 2010 through the maturity date of the loan, which was June 15, 2020.

On June 1, 2011, the Company refinanced the above Original Loan Agreement by entering into a Term Loan Agreement (the “Loan Agreement”) with East West Bank (“East West”). Under the Loan Agreement, East West agreed to advance a loan in an amount equal to $4.5 million at a variable interest rate based on the Prime Rate plus 1.25% as provided in the Loan Agreement, not to be less than 6.00% per annum. The Loan Agreement is evidenced by a Promissory Note which is payable in 108 monthly payments, and has a maturity date of May 1, 2020. In connection with the refinance, the Company wrote off the remaining loan fees related to the Original Loan Agreement of $0.1 million.

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

The loan payable under the Loan Agreement of $4.2 million and $4.3 million, respectively, was recorded as a current liability on the consolidated balance sheet at March 31, 2012 and December 31, 2011, since if the facility is sold the loan could contractually be required to be paid, and the facility is expected to be sold within twelve months.

12. Commitments and Contingencies

Commitments

Restricted cash — At March 31, 2012, the Company had restricted bank deposits of $0.7 million. The restricted bank deposits consist of $0.4 million as a reserve pursuant to our guarantees of Solar Tax Partners 1, LLC (“STP”) with the bank providing the debt financing on their Aerojet 1 solar generating facility (see below for additional details related to the Aerojet 1 development project) and $0.3 million as a reserve pursuant to our loan agreement with the bank providing the debt financing for the solar generating facility owned by our subsidiary, Solar Tax Partners 2, LLC.

Guarantee — On December 22, 2009, in connection with an equity funding of STP related to the Aerojet 1 solar development project, the Company along with STP’s other investors entered into a Guaranty (“Guaranty”) to provide the equity investor, Greystone Renewable Energy Equity Fund (“Greystone”), with certain guarantees, in part, to secure investment funds necessary to facilitate STP’s payment to the Company under the EPC Specific guarantees made by the Company include the following in the event of the other investors’ failure to perform under the operating agreement:

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

•

Operating Deficit Loans — The Company would be required to loan Master Tenant or STP monies necessary to fund operations to the extent costs could not be covered by Master Tenant’s or STP’s cash inflows. The loan would be subordinated to other liabilities of the entity and earn no interest; and

•

Exercise of Put Options — At the option of Greystone, the Company may be required to fund the purchase by managing member of Greystone’s interest in Master Tenant under an option exercisable for 9 months following a 63 month period commencing with operations of the Facility. The purchase price would be equal to the greater of the fair value of Greystone’s equity interest in Master Tenant or $1.0 million.

The Company has recorded on its condensed consolidated balance sheet the guarantees of $0.1 million at March 31, 2012 and December 31, 2011, respectively, which approximates their fair value (refer to Note 13 – Fair Value of Financial Instruments). These amounts, less related amortization, are included in accrued liabilities. These guarantees for the Aerojet 1 project are accounted for separate from the financing obligation related to the Aerojet 1 project because they are with different counterparties.

Financing Obligation — The guarantees associated with Aerojet 1 constitute a continuing involvement in the project. While the Company maintains its continuing involvement, it will apply the financing method and, therefore, has recorded and classified the proceeds received of $13.9 million from the project in long-term liabilities within loans payable and financing obligations, net of current portion, at March 31, 2012 and December 31, 2011 in the condensed consolidated balance sheets, respectively.

Performance Guaranty — On December 18, 2009, the Company entered into a 10-year energy output guaranty related to the photovoltaic system installed for STP at the Aerojet 1 facility in Rancho Cordova, CA. The guaranty provided for compensation to STP’s system lessee for shortfalls in production related to the design and operation of the system, but excluding shortfalls outside the Company’s control such as government regulation. The Company believes that the probability of shortfalls is unlikely and if they should occur they would be covered under the provisions of its current panel and equipment warranty provisions. For the three months ended March 31, 2012 and 2011, there were no charges against the Company’s reserves related to this performance guaranty.

Product Warranties—The Company offers the industry standard of 25 years for our solar modules and industry standard five (5) years on inverter and balance of system components. Due to the warranty period, the Company bears the risk of extensive warranty claims long after the Company has shipped product and recognized revenue. In our cable, wire and mechanical assemblies business, historically our warranty claims have not been material. In our solar photovoltaic business, our greatest warranty exposure is in the form of product replacement. Until the third quarter of 2007, the Company purchased its solar panels from third-party suppliers and since the third-party warranties are consistent with industry standards it considered our financial exposure to warranty claims immaterial. Certain photovoltaic construction contracts entered into during the year ended December 31, 2007 included provisions under which the Company agreed to provide warranties to the buyer, and during the quarter ended September 30, 2007 and continuing through the fourth quarter of 2010, the Company installed its own manufactured solar panels. As a result, the Company recorded the provision for the estimated warranty exposure on these contracts within cost of sales. Since the Company does not have sufficient historical data to estimate its exposure, the Company has looked to our own historical data in combination with historical data reported by other solar system installers and manufacturers. The Company now only installs panels manufactured by unrelated third parties and its parent, LDK. The Company provides LDK’s pass through warranty, and reserve for unreimbursed costs, such as labor, material and transportation costs to replace panels and balance of system components provided by third-party manufacturers.

The accrual for warranty claims consisted of the following (in thousands):

	2012	2011
Beginning balance—January 1,	$1,679	$1,542
Provision charged to warranty expense	93	6
Less: warranty claims	(18)	(72)

Ending balance—March 31,	1,754	1,476
Current portion of warranty liability	200	200

Non-current portion of warranty liability	$1,554	$1,276

Contingencies

Motech Industries, Inc. (“Motech”) filed a complaint against the Company on November 21, 2011, in the Superior Court of California, County of Sacramento, alleging that the Company breached a November 29, 2010 settlement agreement by failing to make payments set forth therein for products supplied to the Company by Motech. Motech has alleged causes of action for breach of contract and breach of the covenant of good faith and fair dealing seeking to recover a total of $339,544 in damages from the Company plus its attorneys’ fees and costs. The Company filed its answer on December 22, 2011 generally denying all of the allegations in Motech’s complaint. Specifically, the Company contends that it has paid Motech in full for all monies owed under the settlement agreement. The Company intends to defend the action, which is at its early stage, and believes it is unlikely that the Company will be required to pay any amounts related to this complaint.

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

13. Fair Value of Financial Instruments

Our financial instruments consist principally of cash and cash equivalents, note receivable, guarantees and long-term debt. The fair value of a financial instrument is the amount at which the instrument could be exchanged in an orderly transaction between market participants to sell the asset or transfer the liability. The Company uses fair value measurements based on quoted prices in active markets for identical assets or liabilities (Level 1), significant other observable inputs (Level 2), or unobservable inputs for assets or liabilities (Level 3), depending on the nature of the item being valued.

The carrying amounts of cash and cash equivalents and note receivable approximate their fair values at each balance sheet date due to the short-term maturity of these financial instruments and are categorized as Level 1 and Level 2, respectively in the fair value hierarchy. The carrying amount of long-term debt approximates its fair values at each balance sheet date due to its variable market rates of interest that change with current Prime or LIBOR rate and, as such, is categorized as Level 2 in the fair value hierarchy. The Company used multiple techniques, including an income approach applying discounted cash flows approach, to measure the fair value of the guarantees using Level 3 inputs; the results of each technique have been reasonably weighted based upon management’s judgment applying qualitative considerations to determine the fair value of the guarantees at the measurement date.

14. Income Taxes

The Company calculates its interim income tax provision in accordance with ASC 740-270, Income Taxes. At the end of each interim period, the Company estimates the annual effective tax rate and applies that rate to its ordinary quarterly earnings. The tax expense or benefit related to significant, unusual, or extraordinary items that will be separately reported or reported net of their related tax effect, is recognized in the interim period in which those items occur. We evaluate our ability to recover our deferred tax assets, in full or in part, by considering all available positive and negative evidence, including our past operating results and our forecast of future taxable income on a jurisdictional basis. We base our estimate of current and deferred taxes on the tax laws and rates that are currently in effect in the appropriate jurisdiction. Changes in laws or rates may affect the tax provision as well as the amount of deferred tax assets or liabilities.

Our effective income tax rate from continuing operations for the three months ended March 31, 2012 and March 31, 2011, was 35.4% and 0%, respectively. Fluctuations in our reported income tax rates were primarily due to our inability to use net operating loss carryforwards due to a section 382 annual limitation and our expectation is that taxable income in 2012 will exceed the annual limitation. Our ability to benefit from losses generated on a year-to-date basis has increased since prior year given the level of expected taxable income for 2012.

The Company did not have any unrecognized tax benefits or liabilities as of March 31, 2012 and December 31, 2011. The Company does not anticipate that its unrecognized tax benefits or liability position will change significantly over the next twelve months.

15. Net Loss Per Share

Basic earnings (loss) per share are computed by dividing income attributable to common shareholders by the weighted-average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution of securities by adding other common stock equivalents, including common stock options, warrants, and restricted common stock, in the weighted average number of common shares outstanding for a period, if dilutive. Potentially dilutive securities are excluded from the computation if their effect is anti-dilutive. For the three months ended March 31, 2012 and 2011, 8.2 million and 93.8 million potentially dilutive securities, respectively, were excluded from the computation of diluted loss per share because their effect on net loss per share was anti-dilutive. As a result of the net loss from continuing operations for each of the 3 months ended March 31, 2012 and 2011 there is no dilutive impact to the net loss per share calculation for the period.

16. Related Parties

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

Pursuant to a Stock Purchase Agreement (“SPA”) dated January 5, 2011, on January 10, 2011, the Company and LDK consummated the transactions contemplated by the first closing of the SPA whereby the Company issued 42,835,947 shares of Common Stock for an aggregate purchase price of $10.7 million. Proceeds recorded in stockholders’ equity are net of issuance costs of $0.2 million. Such shares represented 44.9% of the Company’s outstanding Common Stock. On March 31, 2011, the Company and LDK consummated the transactions contemplated by the Second Closing of the SPA whereby the Company issued 20,000,000 shares of Series A Preferred Stock for an aggregate purchase price of $22.2 million. On June 22, 2011, the shareholders of the Company approved an amendment to the Company’s Articles of Incorporation increasing the authorized shares and enabling the automatic conversion of the 20,000,000 Series A Preferred stock to 88,910,400 shares of the Company’s Common Stock. The 20,000,000 shares of Series A Preferred Stock were cancelled pursuant to the conversion. In total, such shares represent 70% of the Company’s outstanding Common Stock.

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

During the three months ended March 31, 2012 the Company recorded net sales to LDK and NPSLLC of $13.6 million with a cost of goods sold of $13.0 million, primarily consisting of solar development costs. During the three months ended March 31, 2011, net sales and cost of sales to LDK were $0.8 million related to a sale of inventory. At December 31, 2011, the Company had accounts receivable of $17.5 million from LDK and NPSLLC, primarily related to billings to NPSLLC related to EPC contracts with milestone payments due upon performance against a schedule of values in the agreement. At March 31, 2012, accounts receivable due from LDK was $14.2 million, related to the inventory sale and to reimbursable expenses incurred on the behalf of LDK.

At March 31, 2012 and December 31, 2011, the Company had accounts payable to LDK of $50.0 million and $46.1 million, respectively, primarily related to the $45.2 million fourth quarter 2011 purchase of solar panels for its projects currently under development and panel sales. LDK has agreed to provide necessary financial support to the Company to enable it to make these payments when due.

17. Subsequent Events

On April 27, 2012, Solar Power, Inc. (the “Company”), made a loan to a potential customer, Solar Hub Utilities, LLC (“Debtor”), to be used for pre-development costs in the amount of $1.0 million evidenced by a secured promissory note dated April 27, 2012 (the “Note”). The Note bears a six percent (6%) annual interest rate and matures on September 28, 2012. The Note is secured by a security agreement between the Company and Debtor dated April 27, 2012 (“Solar Hub Security Agreement”). Under the terms of the security agreement, the Company has a security interest in certain collateral of debtor on which the Company may foreclose on in the event of a default, as set in the Solar Hub Security Agreement.

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

The following discussion is presented on a consolidated basis, and analyzes our financial condition and results of operations for the three months ended March 31, 2012 and 2011.

Unless the context indicates or suggests otherwise, reference to “we”, “our”, “us” and the “Company” in this section refers to the consolidated operations of Solar Power, Inc. and its subsidiaries.

Overview

Solar Power, Inc. (“SPI”) is a vertically integrated photovoltaic solar developer offering our own brand of high-quality, low-cost distributed generation and utility-scale solar energy facility (“SEF”) development services. We design, engineer, and construct SEFs as a turnkey developer, and also as an engineering, procurement and construction (“EPC”) contractor for other solar developers. SPI builds three basic types of SEFs: rooftop systems, ground mounted systems, and parking shade structure systems. Our proprietary SkyMount® commercial rooftop racking system and our custom parking shade structures are procured through contract manufacturers and built to SPI’s design specifications. Our ground mounted systems are comprised of various components purchased directly through select OEMs.

In addition to designing, engineering and constructing large-scale SEFs, we also provide long-term operations and maintenance (“O&M”) services through our proprietary O&M program SPIGuardianTM. This service program provides a comprehensive suite of services that engage upon a facility’s commissioning to provide performance monitoring, system reporting, preventative maintenance and full warranty support over the anticipated life of the SEF.

In the first quarter of 2011, our strategic partner, LDK Solar Co., Ltd. (“LDK”), made a significant investment in our business that provided working capital and broader relationships that have allowed us to more aggressively pursue commercial and utility projects globally. Since LDK’s investment in SPI we have expanded and aggressively engaged in business development activities that have allowed us to grow our global pipeline while accelerating our construction of multiple projects simultaneously. LDK’s modules are used in the majority of the systems we produce; however, we maintain relationships with other module manufacturers when circumstances call for an alternative to LDK’s line of modules.

In addition to business offices in Roseville and San Francisco, California, and in Bedminster, New Jersey, we maintain a strategic office in Shenzhen, China, that is principally responsible for our ongoing procurement, logistics and design support for our products, and data systems for monitoring and managing SEFs which we either own or maintain under operations and maintenance agreements.

Critical Accounting Policies and Estimates

The preparation of financial statements in accordance with U.S. generally accepted accounting principles, or GAAP, requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of net revenue and expenses in the reporting period. We regularly evaluate our estimates and assumptions related to revenue recognition, allowances for doubtful accounts, warranty reserves, inventory reserves, stock-based compensation expense, goodwill and long-lived asset valuations, accounting for income taxes and deferred income tax asset valuation allowances, and other loss contingencies. We base our estimates and assumptions on current facts, historical experience and various other factors that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the recording of revenue, costs and expenses that are not readily apparent from other sources. The actual results experienced by us may differ materially and adversely from our estimates. To the extent there are material differences between our estimates and the actual results, our future results of operations will be affected. For a description of our critical accounting policies and estimates, please refer to the “Critical Accounting Policies and Estimates” section of our Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in our Annual Report on Form 10-K for the year ended December 31, 2011. There have been no material changes in any of our critical accounting policies and estimate during the three months ended March 31, 2012.

Results of Operations

Three Months Ended March 31, 2012 , as compared to Three Months Ended March 31, 2011

Net Sales

Net sales for the three months ended March 31, 2012 increased 338.6% to $25.2 million from $5.8 million for the three months ended March 31, 2011. The increase in sales was primarily due to increased product sales and increases in system development projects under construction. Included in net sales for the three months ended March 31, 2012 and 2011 were related party sales to LDK and NPSLLC of $13.6 million, primarily consisting of solar development project costs. During the three months ended March 31, 2011, net sales to LDK were $0.8 million, related to a sale of inventory. The Company expects that net sales will continue to increase as we expand our development of large system turn-key SEF projects in the U.S. and internationally, leveraging the LDK partnership and strengthened financial backing.

Cost of Goods Sold

Cost of goods sold was $22.4 million, (89.0% of net sales) and $5.1 million (89.3% of net sales) for the three months ended March 31, 2012 and 2011, respectively. Cost of goods sold as a percentage of sales remained relatively unchanged over the comparative period. Cost of goods sold for the three months ended March 31, 2012 and 2011 includes related party costs of goods sold to LDK and NPSLLC of $13.1 million and $0.8 million, respectively. It is expected that cost of goods sold will decrease as a percentage of sales in future quarters due to decreased solar panel costs.

General and Administrative Expenses

General and administrative expenses were $2.3 million (9.0% of net sales) and $1.6 million (27.3% of net sales) for the three months ended March 31, 2012 and 2011, respectively, an increase of $0.7 million, or 45.3%. The increase in general and administrative expenses for the three months ended March 31, 2012 over the comparative period was primarily due to increases in personnel-related costs of $0.3 million, increases in professional services of $0.2 million and rent expense of $0.1 million. The Company expects that due to its focus on improving infrastructure to meet the pace of growth in operations, general and administrative expense may increase from current levels in the future. The Company expects the general and administrative expenses to remain consistent with current period, as a percentage of sales, as it expands its operations in the U.S. and internationally.

Sales, Marketing and Customer Service Expenses

Sales, marketing and customer service expenses were $0.7 million (2.7% of net sales) and $0.5 million (8.2% of net sales) for the three months ended March 31, 2012 and 2011, respectively, a decrease of $0.2 million, or 45.4%. The increase in sales, marketing and customer service expense over the comparative period was primarily due to increases in personnel-related expenses$0.2 million. The Company expects these expenses to increase in future periods, but as a percentage of sales to remain at similar level.

Engineering, design and product management Expenses

Engineering, design and product management expenses were $0.2 million (0.7% of net sales) and $0.1 million (2.3% of net sales) for the three months ended March 31, 2012 and 2011, respectively, an increase of $0.1 million, or 32.1%. The increase in engineering, design and product management costs primarily related to an increase in product certification expense of $0.1 million. The Company expects these expenses to continue at the current run rate in 2012 as it expands operations worldwide.

Interest expense

Interest expense was $0.8 million and $0.4 million, respectively, for the three months ended March 31, 2012 and 2011. The increase in interest expense of $0.4 million, or 110.1%, for the three months ended March 31, 2012 over the comparative period was due to an increase in the balance of short and long-term debt and line of credit. The Company expects that interest expense will vary in future periods depending on the utilization of debt financing in its operations.

Interest income

Interest income was $0.6 million and $2,000, respectively, for the three months ended March 31, 2012 and 2011. The increase in interest income of approximately $0.6 million over the comparative period was due to the note receivable with a customer for its predevelopment and site acquisition costs related to EPC contracts between the customer and the Company.

Other income / expense, net

Other expense, net was zero and $6,000 for the three months ended March 31, 2012 and 2011, respectively. Other expense, net for the three months ended March 31, 2011 consisted of $2,000 of currency exchange gain offset by $8,000 of other expense. The Company expects that it will continue to be exposed to currency gains and losses in the future.

Provision for (benefit from) Income Taxes

The Company had a benefit from income taxes of $0.2 million for the three months ended March 31, 2012 and provided for income tax expense of $7,000 for the three months ended March 31, 2011. Our effective income tax rate from continuing operations for the three months ended March 31, 2012 and March 31, 2011, was 35.4% and 0%, respectively. Fluctuations in our reported income tax rates were primarily due to our inability to use net operating loss carryforwards due to a section 382 annual limitation and our expectation is that taxable income in 2012 will exceed the annual limitation. Our ability to benefit from losses generated on a year-to-date basis has increased since prior year given the level of expected taxable income for 2012.

Liquidity and Capital Resources

A summary of the sources and uses of cash and cash equivalents is as follows (in thousands):

	For the Three Months Ended
	March 31, 2012	March 31, 2011
Net cash used in operating activities	$(1,903)	$(8,384)
Net cash used in investing activities	(2,806)	(6)
Net cash (used in) provided by financing activities	(1,199)	33,247
Effect of exchange rate changes on cash	(19)	(11)

Net (decrease) increase in cash and cash equivalents	$(5,927)	$24,846

As of March 31, 2012 and December 31, 2011, we had $17.9 million and $23.9 million in cash and cash equivalents, respectively.

Net cash used in operating activities of $1.9 million for the three months ended March 31, 2012 included a net loss of $0.3, offset in part by non-cash items included in net loss, consisting of depreciation and amortization of $0.3 million related to property and equipment, stock-based compensation expense of $0.1 million and an increase in deferred tax assets of $0.2 million. Also contributing to cash used in operating activities were an increase in accounts payable of $4.6 million, a decrease in inventories of $2.1 million due to the use of material not yet installed on construction projects, offset by increases in our accounts receivable of $3.9 million, increases in costs and estimated earnings in excess of billing on uncompleted contracts of $2.2 million, decreases in billings in excess of costs and estimated earnings on uncompleted contracts of $1.6 million, an increase in prepaid expenses, other current assets and other assets of $0.6 million, and a decrease in income tax payable of $0.3 million.

Net cash used in investing activities of $2.8 million for the three months ended March 31, 2012 relates to cash loaned to a customer to use for pre-development costs in exchange for a promissory note of $3.1 million, proceeds from the disposition of fixed assets of $0.4 million, and payments for the acquisition of property, plant and equipment of $70,000.

Net cash used in financing activities was $1.2 million for the three months ended March 31, 2012 and resulted primarily from payments on loans payable and capital lease obligations of $3.7 million offset by proceeds from the line of credit of $2.5 million.

Capital Resources and Material Known Facts on Liquidity

In the short-term, we do not expect any material change in the mix or relative cost of our capital resources. As of March 31, 2012, we had $17.9 million in cash and cash equivalents, $0.7 million of restricted cash held in our name in interest bearing accounts, accounts and note receivable of $90.0 million of which $14.2 million is due from our parent, LDK, and costs and estimated earnings in excess of billings on uncompleted contracts of $11.5 million of which $0.7 million is from construction projects between the Company and our parent, LDK.

On December 26, 2011, we entered into a credit facility with Cathay Bank for an aggregate principal amount of $9.0 million. On February 15, 2012, the Company’s Board of Directors approve the issuance of a warrant agreement for Cathay General Bancorp to purchase 300,000 shares of the Company’s stock at $0.75 per share related to the line of credit. At March 31, 2012, the Company’s outstanding balance on the credit facility with Cathay Bank was $8.5 million.

On December 30, 2011, we secured construction finance facilities totaling $42.8 million from China Development Bank (“CDB”) to fund construction of two solar energy facility (“SEF”) projects for which the Company has entered into EPC agreements under a preferred provider agreement with KDC Solar LLC. At March 31, 2012, the Company’s outstanding balance on the credit facility with CDB was $15.6 million.

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

Our focus will be to continue development of large-scale photovoltaic solar energy facilities. We believe the funds generated by the collection of our accounts receivable, notes receivable and costs and estimated earnings in excess of billings on uncompleted contracts, the anticipated revenues of our operations, the sale of our asset held for sale and reductions in operating expenses, continued management of our supply chain, financing support provided by our parent company, LDK, and potential funds available to us through debt and equity financing, are adequate to fund our anticipated cash needs through the next twelve months. We anticipate that we will retain all earnings, if any, to fund future growth in the business. Although we believe we have effectively implemented cash management controls to meet ongoing obligations, there are no assurances that we will not be required to seek additional working capital through debt or equity offerings. We will continue to seek additional sources of financing through our own and LDK’s network of financial institutions, private placements of our stock, and sale of our asset held for sale to equity funds. If such additional working capital is required, there are no assurances that such financing will be available on favorable terms to the Company, if at all.

Recent Accounting Pronouncements

See Note 3—Recent Accounting Pronouncements, to our unaudited financial statements in Part I, Item 1 of this Quarterly Report for a description of recent accounting pronouncements, including the expected dates of adoption and estimated effects, if any, on our condensed consolidated financial statements.

Item 3.

Pursuant to Item 305(e) of Regulation S-K the Company, as a smaller reporting company, is not required to provide the information required by this item.

Item 4.

Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation and under the supervision of our principal executive officer and our principal financial officer, reviewed and evaluated the effectiveness of the design and operation of our disclosure controls and procedures, as of March 31, 2012 for the interim period covered by this report, as required by Securities Exchange Act Rule 13a-15, and concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed in our reports filed with the Securities and Exchange Commission pursuant to the Securities Exchange Act of 1934 is accumulated and communicated to management timely, including our principal executive officer and principal financial officer. Based on this evaluation, our principal executive officer and principal financial officer have concluded that, as of the end of the interim period covered by this report, our disclosure controls and procedures are effective to ensure that we record, process, summarize, and report information required to be disclosed in the reports we filed under the Securities Exchange Act of 1934 within the time periods specified by the Securities and Exchange Commission’s rules and regulations.

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

Item 1A. Risk Factors

In addition to the other information set forth in this Quarterly Report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2011, which could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-K are not the only risks facing our company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition, liquidity or future results.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

3.1	Amended and Restated Articles of Incorporation (1)

3.2	Amendment of Amended and Restated Articles of Solar Power, Inc. (2)

3.3	Bylaws (3)

10.1	Secured Promissory Note by Solar Hub Utilities, LLC dated April 27, 2012 (4)

10.2	Security Agreement between Solar Hub Utilities, LLC, as Debtor, and Solar Power, Inc., as Secured Party dated April 27, 2012 (4)

10.3	Office Lease with Glenborough San Francisco, a Delaware limited liability corporation (5)

31.1	Certification of the Principal Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.

31.2	Certification of the Principal Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.

32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Rule 13a-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Calculation Presentation Document

*	XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.
(1)	Incorporated by reference to Form 8-K filed with the SEC on February 20, 2007.
(2)	Incorporated by reference to Form 8-K filed with the SEC on June 23, 2011.
(3)	Incorporated by reference to Form 8-K filed with the SEC on February 20, 2007.
(4)	Incorporated by reference to Form 8-K filed with the SEC on May 2, 2012.
(5)	Incorporated by reference to Form 8-K filed with the SEC on January 10, 2012.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report on Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized.

SOLAR POWER, INC.

Date: May 14, 2012	/s/ James R. Pekarsky
James R. Pekarsky,
Chief Financial Officer (Principal Accounting Officer and Principal Financial Officer)