Form 10-Q
period 2012-06-30
Solar Power, Inc.
filed 2012-09-14
CIK 1210618

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒	Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2012

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

The number of outstanding shares of the registrant’s common stock as of September 11, 2012 was 198,214,456.

PART I

FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

SOLAR POWER, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except for share data)

(unaudited)

	June 30, 2012	December 31, 2011 As Recast (1)
ASSETS
Current assets:
Cash and cash equivalents	$23,390	$24,523
Accounts receivable, net of allowance for doubtful accounts of $93 and $115, respectively	68,357	71,266
Accounts receivable, related party	12,127	22,467
Notes receivable	11,007	5,862
Costs and estimated earnings in excess of billings on uncompleted contracts	19,086	10,132
Costs and estimated earnings in excess of billings on uncompleted contracts, related party	681	360
Construction in progress	10,459	—
Inventories, net	3,638	7,949
Assets held for sale	—	11,777
Prepaid expenses and other current assets	8,588	4,048
Restricted cash	250	538

Total current assets	157,583	158,922
Intangible assets	2,208	2,565
Goodwill	5,178	5,178
Restricted cash	363	420
Property, plant and equipment at cost, net	19,867	14,081
Other assets	104	83

Total assets	185,303	181,249

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	17,889	12,021
Accounts payable, related party	54,576	62,215
Lines of credit	11,016	11,554
Accrued liabilities	3,676	2,993
Accrued liabilities, related party	6,282	—
Income taxes payable	306	553
Billings in excess of costs and estimated earnings on uncompleted contracts	2,464	955
Billings in excess of costs and estimated earnings on uncompleted contracts, related party	—	2,992
Loans payable and capital lease obligations	27,974	4,319

Total current liabilities	124,183	97,602
Loans payable, financing and capital lease obligations, net of current portion	19,683	33,116
Other liabilities	1,595	1,592

Total liabilities	145,461	132,310

Commitments and contingencies	—	—
Stockholders’ equity:
Preferred stock, par $0.0001, 20,000,000 shares authorized; none issued and outstanding	—	—
Common stock, par $0.0001, 250,000,000 shares authorized; 184,813,923 and 184,413,923 shares, respectively, issued and outstanding	18	18
Additional paid in capital	42,185	48,037
Accumulated other comprehensive loss	(209)	(177)
Retained earnings (Accumulated deficit)	(2,152)	1,061

Total stockholders’ equity	39,842	48,939

Total liabilities and stockholders’ equity	$185,303	$181,249

(1)	As recast to reflect the balances of Solar Green Technology S.p.A. (“SGT”) beginning January 1, 2011 combined with the balances of Solar Power, Inc. beginning March 31, 2011, as required under the accounting guidelines for a transfer of an entity under common control (refer to Note 4—Acquisition of Solar Green Technology).

The accompanying notes are an integral part of these condensed consolidated financial statements.

SOLAR POWER, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except for per share data)

(unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2012	2011 As Recast (1)	2012	2011 As Recast (1)
Net sales:
Net sales	$21,837	$30,579	$34,569	$32,614
Net sales, related party	2,587	11,458	16,154	11,458

Total net sales	24,424	42,037	50,723	44,072
Cost of goods sold:
Cost of goods sold	18,446	27,194	28,795	29,060
Cost of goods sold, related party	2,453	9,326	15,457	9,326

Total cost of goods sold	20,899	36,520	44,252	38,386
Gross profit	3,525	5,517	6,471	5,686
Operating expenses:
General and administrative	2,661	2,345	5,395	2,531
Sales, marketing and customer service	2,153	1,608	3,004	1,738
Engineering, design and product	803	498	1,381	765
Impairment charge	712	400	712	400

Total operating expenses	6,329	4,851	10,492	5,434

Operating income (loss)	(2,804)	666	(4,021)	252
Other income (expense):
Interest expense	(907)	(655)	(1,824)	(697)
Interest income	642	21	1,281	21
Other income (expense)	(95)	257	126	492

Total other income (expense)	(360)	(377)	(417)	(184)

Income (loss) before income taxes	(3,164)	289	(4,438)	68
Provision for (benefit from) income taxes	(1,047)	730	(1,225)	661

Net loss	$(2,117)	$(441)	$(3,213)	$(593)

Net loss per common share:
Basic and Diluted	$(0.01)	$0.00	$(0.02)	$(0.01)

Weighted average number of common shares used in computing per share amounts:
Basic and Diluted	184,515,022	102,926,965	184,464,472	102,926,965

(1)	As recast to reflect the financial results of SGT beginning January 1, 2011 combined with the financial results of Solar Power, Inc. beginning March 31, 2011, as required under the accounting guidelines for a transfer of an entity under common control (refer to Note 4—Acquisition of Solar Green Technology).

The accompanying notes are an integral part of these condensed consolidated financial statements.

SOLAR POWER, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(In thousands)

(unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2012	2011 As Recast (1)	2012	2011 As Recast (1)
Net loss	$(2,117)	$(441)	$(3,213)	$(593)
Other comprehensive income (loss):
Foreign currency translation	(135)	44	(32)	110

Other comprehensive income (loss)	(135)	44	(32)	110

Comprehensive loss	$(2,252)	$(397)	$(3,245)	$(483)

(1)	As recast to reflect the financial results of SGT beginning January 1, 2011 combined with the financial results of Solar Power, Inc. beginning March 31, 2011, as required under the accounting guidelines for a transfer of an entity under common control (see Note 4–Acquisition of Solar Green Technology).

The accompanying notes are an integral part of these condensed consolidated financial statements

SOLAR POWER, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(unaudited)

	For the Six Months Ended June 30,
	2012	2011 As Recast (1)
Cash flows from operating activities:
Net loss	$(3,213)	$(593)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	556	309
Amortization of intangible assets	357	178
Stock-based compensation expense	299	94
Bad debt expense	88	129
Provision for obsolete inventory	134	—
Provision for warranty	136	103
Gain on sale of fixed assets	(24)	—
Amortization of loan fees	88	11
Amortization of warrant cost to interest expense	56	—
Change in deferred taxes	(1,194)	192
Impairment charge	712	400
Operating expense (income) from solar system subject to financing obligation	(459)	(317)
Changes in operating assets and liabilities:
Accounts receivable	2,636	(11,000)
Accounts receivable, related party	10,155	(22,891)
Costs and estimated earnings in excess of billing on uncompleted contracts	(9,135)	13,693
Costs and estimated earnings in excess of billing on uncompleted contracts, related party	(321)	(5,440)
Construction in process	(10,459)	—
Inventories	4,200	(7,945)
Prepaid expenses and other assets	(3,430)	(418)
Accounts payable	5,943	(1,773)
Accounts payable, related party	(7,144)	17,721
Income taxes payable	(247)	433
Billings in excess of costs and estimated earnings on uncompleted contracts	1,509	1,340
Billings in excess of costs and estimated earnings on uncompleted contracts, related party	(2,992)	—
Accrued liabilities and other liabilities	698	600

Net cash used in operating activities	(11,051)	(15,174)
Cash flows from investing activities:
Proceeds from repayment on notes receivable	2,286	—
Issuance of notes receivable	(7,431)	—
Proceeds from disposal or sale of fixed assets	409	—
Proceeds from sale of asset held for sale	1,500	—
Acquisitions of property, plant and equipment	(987)	(55)

Net cash used in investing activities	(4,223)	(55)
Cash flows from financing activities:
Cash assumed as part of the combination of Solar Power, Inc.	—	26,287
Proceeds from line of credit and loans payable	17,682	10,334
Proceeds from sale leaseback	6,284	—
Decrease in restricted cash	339	458
Principal payments on loans payable and capital lease obligations	(9,621)	(3,722)

Net cash (used in) provided by financing activities	14,684	33,357
Effect of exchange rate changes on cash	(543)	496

(Decrease) increase in cash and cash equivalents	(1,133)	18,624
Cash and cash equivalents at beginning of period	24,523	5,383

Cash and cash equivalents at end of period	$23,390	$24,007

Supplemental cash flow information:
Cash paid for interest	756	453

Cash paid for income taxes	2,400	10

Non-cash activities:
Acquisition of an entity under common control financed with stock	6,282	—

Assignment of loan associated with asset held for sale	4,153	—

Conversion of preferred stock to common stock	—	22,228

(1)	As recast to reflect the financial results of SGT beginning January 1, 2011 combined with the financial results of Solar Power, Inc. beginning March 31, 2011, as required under the accounting guidelines for a transfer of an entity under common control (refer to Note 4—Acquisition of Solar Green Technology).

The accompanying notes are an integral part of these condensed consolidated financial statements.

SOLAR POWER, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

1. Description of Business and Basis of Presentation

Description of Business

Solar Power, Inc., and its subsidiaries, (collectively the “Company”) consists of the combination of the legacy reporting entity Solar Power, Inc. and Solar Green Technology S.p.A. (“SGT”) and their respective subsidiaries. Refer to Note 4—Acquisition of Solar Green Technology for further details of the accounting impact of the SGT acquisition.

The Company is a global solar energy facility (“SEF”) developer offering its own brand of high-quality, low-cost distributed generation and utility-scale SEF development services. Primarily, the Company works directly with and for developers around the world who hold large portfolios of SEF projects for whom it serves as an engineering, procurement and construction (“EPC”) contractor. The Company also performs as an independent, turnkey SEF developer for one-off distributed generation and utility-scale SEFs.

Basis of Presentation and Liquidity

The accompanying Condensed Consolidated Financial Statements are unaudited and have been prepared in accordance with generally accepted accounting principles in the United States (“U.S.”) for interim financial information. They should be read in conjunction with the financial statements and related notes to the financial statements of Solar Power, Inc. for the years ended December 31, 2011 and 2010 appearing in Solar Power, Inc.’s Form 10-K filed with the Securities and Exchange Commission (“SEC”) on April 16, 2012. The June 30, 2012 and 2011 unaudited interim Condensed Consolidated Financial Statements on Form 10-Q have been prepared pursuant to the rules and regulations of the SEC for smaller reporting companies. The financial statements for prior periods have been recast due to the accounting guidelines for a transfer of an entity under common control (refer to Note 4—Acquisition of Solar Green Technology). Certain information and note disclosures normally included in the annual financial statements on Form 10-K have been condensed or omitted pursuant to those rules and regulations, although the Company’s management believes the disclosures made are adequate to make the information presented not misleading. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of the results of operation for the interim periods presented have been reflected herein. The results of operations for the interim periods are not necessarily indicative of the results to be expected for the entire year.

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

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The realization of assets and the satisfaction of liabilities in the normal course of business are dependent on, among other things, the Company’s ability to operate profitably, to generate cash flows from operations, and to pursue financing arrangements to support its working capital requirements.

Our parent company, LDK Solar Co., Ltd. (“LDK”), has disclosed publicly that it had a net loss and negative cash flows from operations for the year ended December 31, 2011 and has a working capital deficit and was not in compliance with certain financial covenants on its indebtedness at December 31, 2011. These factors raise doubt as to LDK’s ability to continue as a going concern. While management of LDK believes that it has a plan to satisfy LDK’s liquidity requirements for a reasonable period of time, there is no assurance that its plan will be successfully implemented. As a result of our close business relationship with, and equity ownership by, LDK and the relationship between LDK and China Development Bank (“CDB”), we are experiencing the following risks and uncertainties in our business:

•

The Company obtains construction and project financing on its development projects in New Jersey and Greece from CDB. A key term of existing project financing with CDB is that the Company must use solar panels manufactured by LDK. Currently, however, LDK has limited capacity to produce panels and meet our demand. If we cannot obtain enough solar panels from LDK to meet our demand, we will need to obtain solar panels and construction financing from other sources.

•

The Company’s existing CDB loans and Cathay line of credit contain material adverse change (“MAC”) clauses under which the banks can declare amounts immediately due and payable. Due to the subjectivity of the MAC clause, it is not clear whether the events described above regarding LDK would represent a material adverse change. Should the banks declare amounts immediately due and payable under the MAC clauses, the Company does not have the ability to make the payments without additional sources of financing.

•

As of June 30, 2012 and December 31, 2011, the Company had accounts payable to LDK of $54.6 million and $62.2 million, respectively, including amounts related to the $45.2 million fourth quarter 2011 purchase of solar panels for its projects currently under development. Payment for these panels was contractually due to LDK within four months of their purchase; however the payment terms with the customer were negotiated to be collected within nine to eleven months from sale. Although the payable to LDK is currently due, LDK has indicated that it will not demand payment until the receivable from the customer has been collected. Should LDK change its position and demand payment prior to collection from the customer, the Company does not have the ability to make the payment without additional sources of financing.

•	With LDK as a majority shareholder, the significant risks and uncertainties noted at LDK could have a significant negative impact on the financial viability of SPI.

The factors noted above raise doubt about the Company’s ability to continue as a going concern. Management has made changes to the Company’s business model to increase working capital by managing cash flow, securing project finance before commencing further project development, and requesting their customers make cash payments for modules for projects under development. If the banks should call the debt or LDK demand payment of amounts owed by the Company prior to collection of the related receivable, management plans to obtain additional debt or equity financing. There is no assurance that management’s plans will be successfully implemented. The consolidated financial statements do not include any adjustments related to the recoverability and classification of recorded assets or the amounts and classification of liabilities or any other adjustments that might result from the outcome of this uncertainty.

2. Summary of Significant Accounting Policies

These Condensed Consolidated Financial Statements and accompanying notes should be read in conjunction with the Company’s annual consolidated financial statements and notes thereto contained in the Annual Report on Form 10-K for the year ended December 31, 2011. Except for the following, there have been no significant changes in the Company’s significant accounting policies for the three or six months ended June 30, 2012, as compared to the significant accounting policies described in the Annual Report on Form 10-K for the year ended December 31, 2011. Refer to Note 4—Acquisition of Solar Green Technology for discussion of the transaction behind this change.

Long-lived assets other than goodwill — Long-lived assets include property, plant and equipment and intangible assets. The Company’s intangible assets consist of patents and customer relationships and are amortized on a straight-line basis over their useful lives consistent with the estimated useful life considerations used in the determination of their fair values. Valuation techniques consistent with the market approach, income approach and/or cost approach are used to measure fair value. Long-lived assets are reviewed for impairment when there is evidence that events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by comparing the carrying amount of an asset to estimated undiscounted future cash flows expected to be generated by the asset or asset group. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized for the amount by which the carrying amount of the asset or asset group exceeds the estimated fair value of the asset. Assets to be disposed of are reported at the lower of the carrying amount or the estimated fair value less costs to sell and are not depreciated.

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

In June 2011, the FASB issued ASU No. 2011-05, Presentation of Comprehensive Income. ASU 2011-05, as amended by ASU 2011-12, increases the prominence of other comprehensive income in financial statements. Under this update, an entity has the option to present the components of net income and comprehensive income in either a single continuous statement of comprehensive income or in two separate but consecutive statements. The Company has selected to report two separate statements. The update eliminates the option to present other comprehensive income in the statement of changes in stockholders’ equity. This update is effective on a retrospective basis for fiscal years, and interim periods within those years, beginning after December 15, 2011. The adoption of this update did not have an impact on the Company’s financial position, results of operations or cash flows.

In September 2011, the FASB issued ASU No. 2011-08, Intangibles—Goodwill and Other: Testing Goodwill for Impairment, which permits an entity to make a qualitative assessment of whether it is more likely than not that a reporting unit’s fair value is less than its carrying amount before applying the two-step goodwill impairment test. If an entity can support the conclusion that it is more likely than not that the fair value of a reporting unit is more than its carrying amount, it would not need to perform the two-step impairment test for that reporting unit. Goodwill must be tested for impairment at least annually, and prior to the ASU, a two-step test was required to assess goodwill for impairment. In Step 1, the fair value of a reporting unit is compared to the reporting unit’s carrying amount. If the fair value is less than the carrying amount, Step 2 is used to measure the amount of goodwill impairment, if any. The update is effective for annual and interim goodwill impairment tests performed in fiscal years beginning after December 15, 2011. The adoption of this update did not have a significant impact on the Company’s financial position, results of operations or cash flows.

In July 2012, the FASB issued ASU 2012-02, Intangibles—Goodwill and Other: Testing Indefinite-Lived Intangible Assets for Impairment, which simplifies the guidance for testing the decline in the realizable value (impairment) of indefinite-lived intangible assets other than goodwill. An organization is now allowed to first assess qualitative factors to determine whether it is necessary to perform the quantitative impairment test. ASU 2012-02 is effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012. Adoption of this update is not expected to have a significant impact on the Company’s financial position, results of operations or cash flows.

4. Acquisition of Solar Green Technology

On June 27, 2012, Solar Power, Inc. entered into an Acquisition and Stock Purchase Agreement dated as of June 25, 2012 (the “SGT Agreement”) with the shareholders of SGT, an Italian-based limited liability company. Under the SGT Agreement, Solar Power, Inc. acquired 100% of the issued and outstanding shares of SGT from SGT shareholders in exchange for €5.0 million (approximately $6.3 million U.S. Dollars) which will be paid in cash and common stock of the Company (the “Purchase Price”). The acquisition of SGT complements the Company’s global growth strategy.

The shareholders of SGT consisted of LDK Solar Europe Holding S.A (“LDK Europe”) and the two founders of SGT. LDK Europe , through its 70% ownership of the outstanding common stock of SGT, controlled SGT prior to the close of the transaction. In July 2012, the Company issued 9,771,223 shares of its Common Stock to LDK Europe and 1,814,655 shares of its Common Stock to each of the two founders of SGT. In addition, the Company agreed to pay each of the two founders €100,000 in cash. The amount of shares of the Company’s Common Stock that were issued under the SGT Agreement were determined by calculating the amount of the Purchase Price payable to each shareholder divided by the daily volume-weighted average price of the Company’s Common Stock for each of the 90 trading days prior to June 11, 2012.

LDK Europe is the wholly owned subsidiary of LDK, which owned approximately seventy percent (70%) of the issued and outstanding common stock of the Company prior to and after the date of the acquisition of SGT. In addition, Mr. Xiaofeng Peng and Mr. Jack Lai are directors of both the Company and LDK Europe.

Because SGT and Solar Power, Inc. were under the common control of LDK as of the June 27, 2012 acquisition date, the acquisition is treated as a transaction between entities under common control. In accordance with ASC Topic 805, Business Combinations these financial statements reflect the combination of Solar Power, Inc. and SGT’s financial statements for all periods presented under which both entities were under the common control of LDK. The predecessor entity was determined to be SGT due to the fact that SGT was the first entity controlled by LDK. LDK obtained a controlling interest in SGT on July 10, 2009. LDK obtained a controlling interest in Solar Power, Inc. on March 31, 2011. As such, the Company recognized the assets and liabilities of SGT (the accounting receiving entity) at their historical carrying values in accordance with U.S. GAAP and has recast the assets and liabilities of the legacy Solar Power, Inc. entity (the transferring entity) to reflect carrying value of the parent, LDK, which were stepped up to fair value on March 31, 2011 upon LDK obtaining a controlling interest in Solar Power, Inc. Refer to Note 7— Goodwill and Other Intangible Assets for details over the balances carried by LDK now reflected in the Condensed Consolidated Financial Statements. The period from January 1, 2011 through March 30, 2011 represents SGT’s financial results only given that it is the predecessor entity in the transaction. Upon LDK acquiring its controlling interest in Solar Power, Inc. on March 31, 2011, the equity of the new reporting entity for the combined financial statements of Solar Power, Inc. and SGT reflects the Preferred and Common Stock of Solar Power, Inc. and associated additional paid-in capital and SGT’s retained earnings and foreign currency translation at March 31, 2011. Adjustments to eliminate the capital share accounts of SGT were recorded to additional paid-in capital. At the closing of the transaction on June 27, 2012, the Company incurred a liability, recorded in accrued liabilities, related party in the Condensed Consolidated Balance Sheet as of June 30, 2012, representative of the consideration for the full purchase price, to be transferred in July 2012. Given the accounting requirements of a transaction between entities under common control, the offset of the accrued liability was recorded to additional paid-in capital.

5. Notes Receivable

The Company agreed to advance to one customer predevelopment and site acquisition costs related to an EPC contract between the customer and the Company and recorded the amount in the account notes receivable. The terms of the EPC agreement require repayment of the advance upon final completion of SEF, which is expected to occur in the latter half of 2012, and bears interest at the rate of 5% per year that is payable at the time the principle is repaid. The credit quality indicators considered related to this note receivable were the customer’s position as one of largest privately held independent power producers on the East Coast, their financial condition and forecast, and their credit history. At June 30, 2012 and December 31, 2011, the balance of the note receivable from this customer was $7.0 million and $5.9 million, respectively.

On April 27, 2012, the Company, made a secured loan of $1.0 million to Solar Hub Utilities, LLC (“Solar Hub”), to be used for pre-development costs, and recorded the amount in the account notes receivable. On June 8, 2012, the Company agreed to advance Solar Hub up to $9.0 million under a new $9.0 million secured promissory note, which refinanced the original $1.0 million advance and bears a six percent annual interest rate. This note receivable is secured by the project assets. Repayment in full of all borrowed amounts is due on December 31, 2013. As of June 30, 2012, the balance of the note receivable from Solar Hub was $4.0 million.

6. Inventories

Inventories consisted of the following (in thousands):

	June 30, 2012	December 31, 2011 As Recast (1)
Raw material	$629	$1,154
Work in process	—	73
Finished goods	3,009	6,722

	$3,638	$7,949

(1)	As recast to reflect the balances of SGT beginning January 1, 2011 combined with the balances of Solar Power, Inc. beginning March 31, 2011, as required under the accounting guidelines for a transfer of an entity under common control (refer to Note 4—Acquisition of Solar Green Technology).

7. Goodwill and Other Intangible Assets

Goodwill is the excess of purchase price over the fair value of net assets acquired. The carrying value of goodwill is evaluated for impairment on an annual basis, using a fair-value-based approach. The carrying value for goodwill was $5.2 million at June 30, 2012 and December 31, 2011, all of which is allocated to our single reportable segment. This balance at December 31, 2011 reflects the balance of Solar Power, Inc. carried by its parent company, LDK, as required under the accounting guidelines for a transfer of an entity under common control (refer to Note 4—Acquisition of Solar Green Technology). No impairment of goodwill has been identified during any of the periods presented. In addition to goodwill now reflected in the Condensed Consolidated Balance Sheets of the Company, certain intangible assets, patent and customer relationships, and related amortization expense from March 31, 2011 forward, have been reflected in the Condensed Consolidated Financial Statements.

The following table presents details of the Company’s other intangible assets (in thousands):

	Estimated Useful Life (in months)	Gross	Accumulated Amortization	Net
As of June 30, 2012
Patent	57	$2,700	$(710)	$1,990
Customer relationships	33	400	(182)	218

		$3,100	$(892)	$2,208

As of December 31, 2011 (1)
Patent	57	$2,700	$(426)	$2,274
Customer relationships	33	400	(109)	291

		$3,100	$(535)	$2,565

(1)	As adjusted to reflect the balances of Solar Power, Inc. beginning March 31, 2011, at the carrying value of LDK as required under the accounting guidelines for a transfer of an entity under common control (refer to Note 4—Acquisition of Solar Green Technology).

As of June 30, 2012, the estimated future amortization expense related to other intangible assets is as follows (in thousands):

Year	Amount
2012 (remaining six months)	$357
2013	714
2014	574
2015	563

$2,208

8. Property, Plant and Equipment

Property, plant and equipment consisted of the following (in thousands):

	June 30, 2012	December 31, 2011 As Recast (1)
PV solar systems	$21,143	$14,852
Plant and machinery	33	740
Furniture, fixtures and equipment	366	466
Computers and software	1,491	1,606
Trucks	118	118
Leasehold improvements	261	505

	23,412	18,287
Less: accumulated depreciation	(3,545)	(4,206)

	$19,867	$14,081

(1)	As recast to reflect the balances of SGT beginning January 1, 2011 combined with the balances of Solar Power, Inc. beginning March 31, 2011, as required under the accounting guidelines for a transfer of an entity under common control (refer to Note 4 — Acquisition of Solar Green Technology).

In 2009, Solar Power, Inc. capitalized a photovoltaic (“PV”) solar system relating to the Aerojet 1 solar development project along with the associated financing obligation, recorded under loans payable, financing and capital lease obligations on its consolidated financial statements. Due to certain guarantee arrangements as disclosed in Note 13—Commitments and Contingencies, the Company will continue to record this solar system within its property, plant and equipment with its associated financing obligation in loans payable and financing obligations as long as it maintains its continuing involvement with this project. The income and expenses relating to the underlying operation of the Aerojet 1 project are recorded in the Company’s Condensed Consolidated Financial Statements.

During the year ended December 31, 2011, the Company’s subsidiary, SGT, completed construction of two SEFs in fiscal year 2011, which they sold to and leased back from a leasing company in May 2012. The SEFs are classified as PV solar systems under capital leases, which were recorded under the account loans payable, financing and capital lease obligations, net of current portion, on the Condensed Consolidated Financial Statements. For further details on the SGT acquisition, refer to Note 4—Acquisition of Solar Green Technology for details on the SGT acquisition and Note 13—Commitments and Contingencies for more information related to the capital leases. As of December 31, 2011, this asset was classified as held for sale (refer to Note 9—Assets Held for Sale).

Depreciation expense for the three months ended June 30, 2012 and 2011 was $0.3 million and $0.3 million, respectively. Depreciation expense for the six months ended June 30, 2012 and 2011 was $0.6 million and $0.3 million, respectively.

9. Assets Held for Sale

During the year ended December 31, 2010, Solar Power, Inc. recorded an asset held for sale of $10.0 million. The asset held for sale resulted from Solar Power, Inc. taking possession of a solar facility for which the customer was unable to complete payment. During 2010, the asset held for sale was reduced by $3.3 million to $6.7 million by funds received from the United States Treasury under Section 1603, Payment for Specified Energy Property in Lieu of Tax Credits. Although this asset has been held for sale for the past twenty-one months, during the period of the closing of the stock purchase by LDK, it was not actively marketed to third parties at LDK’s request and Solar Power, Inc. could not accept offers to sell the facility under the provisions of the LDK stock purchase agreement. Subsequent to the stock purchase by LDK, Solar Power, Inc. proceeded to actively market the asset to third parties and expected that this asset would be sold within the next twelve months. Accordingly, the asset held for sale was recorded as a current asset in the Condensed Consolidated Balance Sheets at December 31, 2011. During the quarter ended June 30, 2011, Solar Power, Inc. recorded an impairment charge of $0.4 million to reduce the carrying amount to the estimate of fair value less cost to sell. The fair value was estimated based on a discounted cash flow analysis using level 3 unobservable inputs. In May 2012, the Company recorded further impairment of $0.7 million during the three and six months ended June 30, 2012, based on qualitative changes in the solar market. In June 2012, the Company sold the asset and assigned the related loan obligation, in the amount of $4.2 million, to HEK, LLC (“HEK”) and received net proceeds from the sale of $1.5 million consistent with the new fair value of the asset.

During the year ended December 31, 2011, the Company’s subsidiary, SGT, completed construction of two SEFs in fiscal year 2011, which were classified in the amount of $5.5 million as assets held for sale on the Condensed Consolidated Financial Statements. In May 2012, these Italian assets held for sale were sold to and leased back from a leasing company. For further details on the SGT acquisition, refer to Note 4—Acquisition of Solar Green Technology for details on the SGT acquisition and Note 8—Property, Plant and Equipment for more information related to the assets. The fair value of the assets was estimated using level 3 unobservable inputs.

At June 30, 2012 and December 31, 2011, the balance of the account assets held for sale was zero and $11.8 million, respectively.

10. Stockholders’ Equity

Issuance of common stock

On March 31, 2011, Solar Power, Inc. and LDK consummated the transactions contemplated by the second closing of the Stock Purchase Agreement whereby Solar Power, Inc. issued 20,000,000 shares of Series A Preferred Stock for an aggregate purchase price of $22.2 million. On June 22, 2011, the shareholders of the Company approved an amendment to the Company’s Articles of Incorporation increasing the authorized shares and enabling the automatic conversion of the 20,000,000 Series A Preferred stock to 88,910,400 shares of Common Stock of Solar Power, Inc. The 20,000,000 shares of Series A Preferred Stock were cancelled pursuant to the conversion. In combination with the issuance of 42,835,947 shares of Common Stock of Solar Power, Inc., under the first closing of the Stock Purchase Agreement in January 2011 in exchange for $10.7 million, the total shares owned by LDK represented 70% of the Company’s outstanding Common Stock at June 22, 2011.

On July 22, 2011, the Company issued 400,000 shares of restricted Common Stock under the Company’s 2006 Equity Incentive Plan (defined below) as compensation to its non-employee directors. The fair value of the shares was $0.48 per share, the closing price of the Company’s Common Stock on July 22, 2011, the date of the grant. The shares vested on the date of grant. On June 8, 2012, the Company issued 400,000 shares of restricted Common Stock pursuant to the Company’s 2006 Equity Incentive Plan (defined below) as compensation to its non-employee directors. The fair value of the shares was $0.265 per share, the closing price of the Company’s Common Stock on June 12, 2012, the date of the grant. The shares vested on the date of grant.

Issuance of warrants to purchase common stock

On February 15, 2012, the Company’s Board of Directors approved the issuance of a warrant agreement for Cathay General Bancorp to purchase 300,000 shares of the Company’s Common Stock at $0.75 per share related to the credit facility entered into with Cathay Bank for an aggregate principle amount of $9.0 million. The fair value of $0.44 per share was determined using the Black-Scholes model. The warrant expires on February 15, 2015 and is exercisable anytime within that period for an exercise price of $0.75 per share. The value of the warrant will be amortized over the remaining term of the associated credit facility through December 31, 2012. For the three and six month period ended June 30, 2012, $37,000 and $55,500, respectively, was amortized to interest expense.

In October 2010, in conjunction with a consulting agreement, Solar Power, Inc., issued a warrant to purchase 500,000 shares of its Common Stock to a consultant at an exercise price of $0.25 per share. The warrant is exercisable over a five-year period and vests based on certain performance criteria. This warrant was fair-valued at $0.23 per share using the Black-Scholes model. The warrant expires on October 1, 2015. Since the warrant is performance-based and none of the performance requirements were considered probable of being met as of June 30, 2012 or 2011, no expense was recorded for the three or six month periods ended June 30, 2012 and 2011, respectively. The consultation agreement dated October 2010 was terminated by mutual agreement in June 2012, therefore also cancelling the related warrant to purchase 500,000 shares.

11. Stock-based Compensation

The Company measures the stock-based compensation costs of share-based compensation arrangements based on the grant-date fair value and recognizes the costs in the financial statements over the employee requisite service period.

The following table summarizes the consolidated stock-based compensation expense, by type of awards for the three and six months ended June 30, 2012 and 2011 (in thousands):

	For the Three Months Ended		For the Six Months Ended
	June 30, 2012	June 30, 2011 As Recast (1)	June 30, 2012	June 30, 2011 As Recast (1)
Employee stock options	$95	$94	$193	$94
Stock grants	106	—	106	—

Total stock-based compensation expense	$201	$94	$299	$94

(1)	As recast to reflect the activity of SGT beginning January 1, 2011 combined with the balances of Solar Power, Inc. beginning March 31, 2011, as required under the accounting guidelines for a transfer of an entity under common control (refer to Note 4 — Acquisition of Solar Green Technology).

The following table summarizes the consolidated stock-based compensation by line item for the three and six months ended June 30, 2012 and 2011 (in thousands):

	For the Three Months Ended		For the Six Months Ended
	June 30, 2012	June 30, 2011 As Recast (1)	June 30, 2012	June 30, 2011 As Recast (1)
General and administrative	$185	$82	$267	$82
Sales, marketing and customer service	16	10	30	10
Engineering, design and product management	—	2	2	2

Total stock-based compensation expense	$201	$94	$299	$94

(1)	As recast to reflect the activity of SGT beginning January 1, 2011 combined with the balances of Solar Power, Inc. beginning March 31, 2011, as required under the accounting guidelines for a transfer of an entity under common control (refer to Note 4 — Acquisition of Solar Green Technology).

Stock-based compensation expense recognized in the Condensed Consolidated Statements of Operations is based on awards ultimately expected to vest. Forfeitures are estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. The Company estimated its average pre-vesting forfeiture rate at 20.7% and 28.7% for the six months ended June 30, 2012 and 2011, respectively.

Valuation Assumptions

Valuation and Amortization Method — The Company estimates the fair value of service-based and performance-based stock options, if any, granted using the Black-Scholes-Merton option-pricing formula. The fair value is then amortized on a straight-line basis over the requisite service periods of the awards, which is generally the vesting period. Time-based and performance-based options, if any, typically have a five-year life from date of grant and vesting periods of three to four years. There were no performance-based options outstanding at June 30, 2012 or December 31, 2011.

Expected Term — The expected term represents the period that the Company’s stock-based awards are expected to be outstanding. For awards granted subject only to service vesting requirements, the Company utilizes the simplified method for estimating the expected term of the stock-based award, instead of historical exercise data.

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

Assumptions used in the determination of the fair value of share-based payment awards using the Black-Scholes-Merton model for stock option grants during the three and six months ended June 30, 2012 and 2011 were as follows:

	For the Three Months Ended		For the Six Months Ended
	June 30, 2012	June 30, 2011 As Recast (1)	June 30, 2012	June 30, 2011 As Recast (1)
Expected term	3.75	3.75	3.75	3.75
Risk-free interest rate	0.72%	0.94%	0.72 - 0.89%	0.94%
Volatility	215%	201%	213 - 215%	201%
Dividend yield	0%	0%	0%	0%

(1)	As recast to reflect the activity of SGT beginning January 1, 2011 combined with the balances of Solar Power, Inc. beginning March 31, 2011, as required under the accounting guidelines for a transfer of an entity under common control (refer to Note 4 — Acquisition of Solar Green Technology).

Equity Incentive Plan

On November 15, 2006, subject to approval of the stockholders, Solar Power, Inc. adopted the 2006 Equity Incentive Plan (the “Plan”) which permits the Company to grant stock options to directors, officers or employees of the Company or others to purchase shares of common stock of the Company through awards of incentive and nonqualified stock options, stock and stock appreciation rights. The Plan was approved by the stockholders on February 7, 2007.

The Company currently has time-based options and restricted stock grants outstanding. The time-based options vest 25% annually and expire five years from the date of grant. The restricted shares are fully vested as of June 30, 2012. Total number of shares reserved and available for grant and issuance pursuant to this Plan is equal to nine percent (9%) of the number of outstanding shares of the Company. Not more than two million (2,000,000) shares of stock shall be granted in the form of incentive stock options. Shares issued under the Plan will be drawn from authorized and unissued shares or shares now held or subsequently acquired by the Company. Outstanding shares of the Company shall, for purposes of such calculation, include the number of shares of stock into which other securities or instruments issued by the Company are currently convertible (e.g. convertible preferred stock, convertible debentures, or warrants for common stock), but not outstanding options to acquire stock.

At June 30, 2012 there were 9,317,657 total shares available to be issued under the plan.

The following table summarizes the Company’s stock option activities for the six month periods ended June 30, 2012 and 2011:

	2012		2011 As Recast (1)
	Shares	Weighted- Average Exercise Price Per Share	Shares	Weighted- Average Exercise Price Per Share
Outstanding - December 31	5,171,500	$0.56	—	$—
Granted	675,000	0.46	—	—
Exercised	—	—	—	—
Forfeited	(23,000)	1.10	—	—

Outstanding - March 31	5,823,500	0.55	2,480,175	0.91
Granted	750,000	0.28	3,700,000	0.49
Exercised	—	—	—	—
Forfeited	(830,000)	0.64	(650,000)	0.39

Outstanding - June 30	5,743,500	$0.50	5,530,175	$0.68

(1)	As recast to reflect the activity of SGT beginning January 1, 2011 combined with the balances of Solar Power, Inc. beginning March 31, 2011, as required under the accounting guidelines for a transfer of an entity under common control (refer to Note 4 — Acquisition of Solar Green Technology).

The following table summarizes the Company’s restricted stock activities for the six month periods ended June 30, 2012 and 2011:

	Shares
	2012	2011 As Recast (1)
Outstanding - December 31	925,868	—
Granted/vested	—	—
Forfeited	—	—

Outstanding - March 31	925,868	525,868
Granted/vested	400,000	—
Forfeited	—	—

Outstanding - June 30	1,325,868	525,868

Vested as of June 30	1,325,868	525,868

(1)	As recast to reflect the activity of SGT beginning January 1, 2011 combined with the balances of Solar Power, Inc. beginning March 31, 2011, as required under the accounting guidelines for a transfer of an entity under common control (refer to Note 4 — Acquisition of Solar Green Technology).

12. Line of Credit, Loans Payable and Financing Obligations

Line of Credit

On December 26, 2011, the Company entered into a Business Loan Agreement with Cathay Bank (“Cathay”) whereby Cathay agreed to extend the Company a line of credit of the lesser of $9.0 million or seventy percent (70%) of the aggregate amount in certain accounts receivable, which will mature December 31, 2012. LDK agreed to guaranty the full amount of the loan under a Commercial Guaranty by and between LDK and Cathay dated December 26, 2011. Refer to Note 17–Related Party Transactions for other transactions with LDK. Under the Business Loan Agreement, the Company is required to adhere to certain covenants, including a profitability requirement and financial statement ratio covenants. The interest rate under the loan is variable, 1.25% above the prime rate. In conjunction with the Business Loan Agreement, the Company and Cathay entered into a Commercial Security Agreement dated December 26, 2011 (“Cathay Security Agreement”), pursuant to which Cathay is granted a security interest in the collateral, which is certain accounts receivable. See Note 10–Stockholders’ Equity regarding the warrants associated with the line of credit that were issued in February 2012. On June 15, 2012, the Company and Cathay executed a modification to the terms of the line of credit to adjust the required debt to worth ratio from three to one from two and one-half to one, and to subject all future advances to seventy percent of the receipts related to EPC agreements reviewed and approved by Cathay. As of June 30, 2012 and December 31, 2011, the Company had a balance outstanding to Cathay on the line of credit of $8.5 million and $6.0 million, respectively, recorded in the current account lines of credit.

Due to the accounting treatment related to the Aerojet 1 solar project development, the Company’s debt to worth covenant was not met at December 31, 2011. The Company obtained a waiver from Cathay that excludes the financial impact of this restatement from the calculation of the ratio through the term of the loan. Due to the net loss for the three months ended June 30, 2012, the Company did not meet the minimum net income covenant, but has obtained a waiver from Cathay for this covenant for the current period. Additionally, related to the financial concerns of the Company’s parent, LDK, as discussed in Note 1–Description of Business and Basis of Presentation, the Cathay line of credit contains material adverse change (“MAC”) clause under which the bank can declare amounts immediately due and payable. Due to the subjectivity of the MAC clause, it is not clear whether the events described above regarding LDK would represent a material adverse change. Should the banks declare amounts immediately due and payable under the MAC clause, the Company does not have the ability to make the payments without additional sources of financing.

During 2011 and 2012, SGT entered into various unsecured revolving credit agreements with six Italian financial institutions under which SGT may borrow up to 5.7 million Euros (approximately $7.2 million U.S. Dollars). Amounts borrowed for advances on customer invoices or for performance bonds to customers and may be repaid and reborrowed after repayment. The Company is required to pay interest on outstanding borrowings at interest rates ranging from 4.4% to 8.8%, compounded quarterly. Repayment is due for each invoice advance upon repayment by the customer, up to one-hundred twenty days from utilization of each facility. As of June 30, 2012 and December 31, 2011, $2.5 million and $5.6 million, respectively, was outstanding under the revolving credit facilities, classified in the current account lines of credit.

Loans Payable

On December 30, 2011, the Company and CDB entered into a Security Agreement (the “CDB Security Agreement”), whereby the Company granted CDB a security interest in certain collateral. The CDB Security Agreement is providing CDB with security for two term loans facilities that CBD, as lender, is extending to a wholly owned subsidiary of the Company, SPI Solar New Jersey, Inc. (“SPI New Jersey”) as discussed below (collectively, the “Facility Agreements” and each a “Facility Agreement”). Under the CDB Security Agreement, CDB may, among other rights involving the collateral, sell the collateral or withdraw funds from certain accounts of the Company in the event of a default under a Facility Agreement. The CDB Security Agreement terminates upon satisfaction in full of the obligations under the Facility Agreements.

On December 30, 2011, SPI New Jersey entered into two facility agreements with CDB. The first Facility Agreement is for a $3.6 million facility and a RMB 72,150,000 ($11.5 million at current exchange rates) facility and relates to EPC Financing for one of the Company’s customers. The second Facility Agreement is for a $15.6 million facility and a RMB 77,850,000 ($12.3 million at current exchange rates) facility and relates to EPC financing for another of the Company’s customers. SPI New Jersey has twelve months to draw upon the facilities. The interest rate is a variable interest rate based on either LIBOR plus a margin, in the case of a loan under a US dollar portion, or the standard RMB interest rate for similar loans, in the case of a loan under a RMB portion. The interest is payable every six months. Under each Facility Agreement, SPI New Jersey is obligated to pay a front-end fee of 1.5% of the total amount of the US dollars portion of a Facility Agreement upon the first drawing under the US dollars portion of that Facility Agreement. Further, SPI New Jersey is obligated to pay a front-end fee of 1.5% of the total amount of the RMB portion of a Facility Agreement upon the first drawing under the RMB portion of that Facility Agreement. Additionally, SPI New Jersey is obligated to pay a fee equal to 0.5% per annum of the available but undrawn funds. The loans under a facility may be prepaid in whole or in part. However, any repaid portion cannot be re-borrowed. The full amount outstanding under a facility is required to be paid in full twenty-four months from the date the facility was first utilized, which was December 2011. The loans outstanding under the facility also become payable on the occurrence of certain events, including a change of control of SPI New Jersey. During the three months ended March 31, 2012, SPI New Jersey repaid the first Facility Agreement of $3.6 million upon completion of the related solar development project. During the three months ended June 30, 2012, the Company drew down on the remaining amount of RMB 77,850,000 (or $12.3 million in USD) under the second Facility Agreement. As of June 30, 2012, the outstanding balance under these two credit facilities was $27.9 million, which was recorded in the current account loans payable and capital lease obligations. As of December 31, 2011, the outstanding balance under these two credit facilities was $19.2 million, which was recorded in the account loans payable, financing and capital lease obligations, net of current portion.

The CDB loan has a MAC clause. LDK financial issues may trigger an acceleration of the CDB loans if CDB reasonably believes that LDK’s financial concerns would have a material adverse effect on the Company. While the Company currently does not believe that it is probable that repayment of these debts will be accelerated by CDB, given inherent uncertainty on this determination by CDB and because the amounts outstanding relate to ongoing EPC projects and are expected to be paid at the end of the construction within one year, the Company reclassified the related balance from a noncurrent liability account to the current account loans payable and capital lease obligations as of June 30, 2012.

On June 1, 2010, Solar Power, Inc. and Five Star Bank (“Five Star”) entered into a Loan Agreement (the “Original Loan Agreement”). Under the Original Loan Agreement, Five Star agreed to advance a loan in an amount equal to $3.9 million at an interest rate equal to 8.00% per annum. The Original Loan Agreement was evidenced by a Promissory Note, which was payable in 120 equal monthly payments of $48,000, commencing on July 15, 2010 through the maturity date of the loan, which was June 15, 2020. On June 1, 2011, Solar Power, Inc. refinanced the above Original Loan Agreement by entering into a Term Loan Agreement (the “Loan Agreement”) with East West Bank (“East West”). Under the Loan Agreement, East West agreed to advance a loan in an amount equal to $4.5 million at a variable interest rate based on the Prime Rate plus 1.25% as provided in the Loan Agreement, not to be less than 6.00% per annum. The Loan Agreement is evidenced by a Promissory Note which is payable in 108 monthly payments, and has a maturity date of May 1, 2020. In connection with the refinance, the Company wrote off the remaining loan fees related to the Original Loan Agreement of $0.1 million. The Loan Agreement contains customary representations, warranties and financial covenants. In the event of default as described in the Loan Agreement, the accrued and unpaid interest and principal immediately becomes due and payable and the interest rate increases to 11.00% per annum. Borrowings under the Loan Agreement are secured by (i) a blanket security interest in all of the assets of our wholly owned subsidiary, Solar Tax Partners 2, LLC (“STP2”), and (ii) a first priority lien on the easement interest, improvements, fixtures, and other real and personal property related thereto located on the property described in the Loan Agreement. The loan payable under the Loan Agreement of $4.3 million at December 31, 2011 was recorded as a current liability on the consolidated balance sheet at December 31, 2011, since if the facility was sold the loan could contractually be required to be paid, and the facility was expected to be sold within twelve months. During the three months ended June 30, 2012, the Company sold the STP2 facility and assigned the related loan obligation, resulting in a zero balance for this loan payable as of June 30, 2012.

13. Commitments and Contingencies

Commitments

Restricted cash — At June 30, 2012 and December 31, 2011, the Company had restricted bank deposits of $0.6 million and $1.0 million, respectively. The restricted bank deposits consist of a reserve pursuant to our guarantees of Solar Tax Partners 1, LLC (“STP”) with the bank providing the debt financing on the Aerojet 1 solar generating facility (see below for additional details related to the Aerojet 1 development project) and reserves pursuant to SGT’s performance bonds and surety guarantees held at various foreign banks. As part of the sale of STP2 in June 2012, the previously restricted bank deposits of $0.3 million were released upon assignment to HEK of the related loan agreement with the bank providing the debt financing for the solar generating facility formerly owned by our subsidiary, Solar Tax Partners 2, LLC.

Guarantee — On December 22, 2009, in connection with an equity funding of STP related to the Aerojet 1 solar development project, the Company along with STP’s other investors entered into a Guaranty (“Guaranty”) to provide the equity investor, Greystone Renewable Energy Equity Fund (“Greystone”), with certain guarantees, in part, to secure investment funds necessary to facilitate STP’s payment to the Company under the EPC Specific guarantees made by Solar Power, Inc. include the following in the event of the other investors’ failure to perform under the operating agreement:

•

Recapture Event — the Company shall be responsible for providing Greystone with payments for losses due to any recapture, reduction, requirement to repay, loss or disallowance of certain tax credits ( Energy Credits under Section 48 of Code ) or Cash Grant ( any payment made by US Dept. of Treasure under Section 1603 of the ARRT of 2009 ) or if the actual Cash Grant received by Master Tenant is less that the Anticipated Cash Grant;

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

The Company has recorded on its Condensed Consolidated Balance Sheet the guarantees of $0.1 million at June 30, 2012 and December 31, 2011, respectively, which approximates their fair value (refer to Note 13 – Fair Value of Financial Instruments). These amounts, less related amortization, are included in accrued liabilities. These guarantees for the Aerojet 1 project are accounted for separate from the financing obligation related to the Aerojet 1 project because they are with different counterparties.

Financing Obligation — The guarantees associated with Aerojet 1 constitute a continuing involvement in the project. While the Company maintains its continuing involvement, it will apply the financing method and, therefore, has recorded and classified the proceeds received of $13.5 million and $13.9 million from the project in long-term liabilities within loans payable and financing obligations, net of current portion, at June 30, 2012 and December 31, 2011, respectively, in the Condensed Consolidated Balance Sheets.

Performance Guaranty — On December 18, 2009, the Company entered into a 10-year energy output guaranty related to the photovoltaic system installed for STP at the Aerojet 1 facility in Rancho Cordova, CA. The guaranty provided for compensation to STP’s system lessee for shortfalls in production related to the design and operation of the system, but excluding shortfalls outside the Company’s control such as government regulation. The Company believes that the probability of shortfalls is unlikely and if they should occur they would be covered under the provisions of its current panel and equipment warranty provisions. For the three and six months ended June 30, 2012 and three months ended June 30, 2011, there were no charges against the Company’s reserves related to this performance guaranty.

Product Warranties —Solar Power, Inc. offers the industry standard of 25 years for our solar modules and industry standard five years on inverter and balance of system components. Due to the warranty period, Solar Power, Inc. bears the risk of extensive warranty claims long after the Company has shipped product and recognized revenue. In our cable, wire and mechanical assemblies business, historically our warranty claims have not been material. In our solar photovoltaic business, our greatest warranty exposure is in the form of product replacement. Until the third quarter of 2007, Solar Power, Inc. purchased its solar panels from third-party suppliers and since the third-party warranties are consistent with industry standards it considered our financial exposure to warranty claims immaterial. Certain photovoltaic construction contracts entered into during the year ended December 31, 2007 included provisions under which Solar Power, Inc. agreed to provide warranties to the buyer, and during the quarter ended September 30, 2007 and continuing through the fourth quarter of 2010, Solar Power, Inc. installed its own manufactured solar panels. As a result, the Company recorded the provision for the estimated warranty exposure on these contracts within cost of sales. Since Solar Power, Inc. does not have sufficient historical data to estimate its exposure, it has looked to its own historical data in combination with historical data reported by other solar system installers and manufacturers. The Company now only installs panels manufactured by unrelated third parties and its parent, LDK. The Company provides the manufacturer’s pass through warranty, and reserves for unreimbursed costs, such as labor, material and transportation costs to replace panels and balance of system components provided by third-party manufacturers.

The accrual for warranty claims consisted of the following (in thousands):

	2012	2011 As Recast (1)
Beginning balance - January 1,	$1,679	$—
Adjustment to combine balance as of March 31, 2011		1,476
Provision charged to warranty expense	136	103
Less: warranty claims	(20)	—

Ending balance - June 30,	1,795	1,579
Current portion of warranty liability	200	200

Non-current portion of warranty liability	$1,595	$1,379

(1)	As adjusted to reflect the balances of SGT beginning January 1, 2011 combined with the balances of Solar Power, Inc. beginning March 31, 2011, as required under the accounting guidelines for a transfer of an entity under common control (refer to Note 4—Acquisition of Solar Green Technology).

Capital Lease Commitments — The Company’s SGT subsidiary completed construction of two SEFs in fiscal year 2011, which they sold to and leased back from a leasing company in May 2012. The balances of these Italian assets as of June 30, 2012 are under capital leases. Refer to Note 4—Acquisition of Solar Green Technology and Note 8—Property, Plant and Equipment for further details. The leases expire in 2030. The following is the aggregate minimum future lease payments under capital leases as of June 30, 2012 (in thousands):

2012	$61
2013	652
2014	652
2015	652
2016	652
Thereafter	8,639

Total minimum lease payments	11,308
Less amounts representing interest	(5,016)

Present value of minimum payments	6,292
Less current portion	(61)

Present value of minimum payments - noncurrent	$6,231

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

14. Fair Value of Financial Instruments

Our financial instruments consist principally of cash and cash equivalents, notes receivable, guarantees and long-term debt. The fair value of a financial instrument is the amount at which the instrument could be exchanged in an orderly transaction between market participants to sell the asset or transfer the liability. The Company uses fair value measurements based on quoted prices in active markets for identical assets or liabilities (Level 1), significant other observable inputs (Level 2), or unobservable inputs for assets or liabilities (Level 3), depending on the nature of the item being valued.

The carrying amounts of cash and cash equivalents and note receivable approximate their fair values at each balance sheet date due to the short-term maturity of these financial instruments and are categorized as Level 1 and Level 2, respectively in the fair value hierarchy. The carrying amount of long-term debt approximates its fair values at each balance sheet date due to its variable market rates of interest that change with current Prime or LIBOR rate and no change in counterparty credit risk and, as such, is categorized as Level 2 in the fair value hierarchy. The Company used multiple techniques, including an income approach applying discounted cash flows approach, to measure the fair value of the guarantees using Level 3 inputs; the results of each technique have been reasonably weighted based upon management’s judgment applying qualitative considerations to determine the fair value of the guarantees at the measurement date.

15. Income Taxes

The Company calculates its interim income tax provision in accordance with ASC 740-270— Income Taxes. At the end of each interim period, the Company estimates the annual effective tax rate and applies that rate to its ordinary quarterly earnings. The tax expense or benefit related to significant, unusual, or extraordinary items that will be separately reported or reported net of their related tax effect, is recognized in the interim period in which those items occur. The Company evaluates its ability to recover deferred tax assets, in full or in part, by considering all available positive and negative evidence, including past operating results and our forecast of future taxable income on a jurisdictional basis. The Company bases its estimate of current and deferred taxes on the tax laws and rates that are currently in effect in the appropriate jurisdiction. Changes in laws or rates may affect the tax provision as well as the amount of deferred tax assets or liabilities.

The effective income tax rate of the Company for the three months ended June 30, 2012 and 2011 was 26.6% and (468.9%), respectively. The effective income tax rate of the Company for the six months ended June 30, 2012 was 27.6%. The effective income tax rate of Solar Power, Inc. for the three months ended June 30, 2011, combined with the effective income tax rate of SGT for the six months ended June 30, 2011 was (199.3)%. For further details regarding the organization of the reporting entity refer to Note 1—Description of Business and Basis of Presentation. Fluctuations in reported income tax rates were primarily due to an inability to record a benefit for losses in certain jurisdictions in the prior year. Specifically, during the three and six months ended June 30, 2011, the domestic period to date loss was not benefited because an overall net operating loss carryforward was expected in domestic jurisdictions for the entire 2011 fiscal year and on a cumulative basis. However, the loss for the three and six months ended June 30, 2011 subject to taxation in Italian jurisdictions was benefited because an overall taxable position was expected in such jurisdictions for the entire 2011 fiscal year. This resulted in a highly negative effective tax rate for the related period. For the three and six months ended June 30, 2012, the Company’s ability to benefit from losses generated on a year-to-date basis in all jurisdictions has increased from prior year given the level of expected taxable income. As the domestic taxable income in fiscal year 2012 is expected to exceed net operating loss carryforwards available for use within the annual limitation of Section 382, the domestic period to date loss is expected to be benefited in 2012. This shift from not recognizing domestic benefit in 2011 to recognizing the benefit in 2012 has caused a large shift in the effective tax rate year-over-year.

The Company and its subsidiaries did not have any unrecognized tax benefits or liabilities as of June 30, 2012 and December 31, 2011. The Company does not anticipate that its unrecognized tax benefits or liability position will change significantly over the next twelve months.

16. Net Loss Per Share

Basic earnings (loss) per share is computed by dividing income attributable to common shareholders by the weighted-average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution of securities by adding other common stock equivalents, including common stock options, warrants, and restricted common stock, in the weighted average number of common shares outstanding for a period, if dilutive. Potentially dilutive securities are excluded from the computation if their effect is anti-dilutive. For the three months ended June 30, 2012 and 2011, 7.7 million and 4.8 million potentially dilutive securities, respectively, were excluded from the computation of diluted loss per share because their effect on net loss per share was anti-dilutive. For the six months ended June 30, 2012 and 2011, 7.6 million and 4.8 million potentially dilutive securities, respectively, were excluded from the computation of diluted loss per share because their effect on net loss per share was anti-dilutive. As a result of the net loss for each of the three month and six months ended June 30, 2012 and 2011 there is no dilutive impact to the net loss per share calculation for the period.

17. Related Party Transactions

In the fourth quarter of 2009, Solar Power, Inc. completed a system installation under an EPC Contract entered into with STP. Subsequent to the end of 2009, Stephen C. Kircher, our Chief Executive Officer, and his wife, Lari K. Kircher, as Co-Trustees of the Kircher Family Irrevocable Trust dated December 29, 2004 (“Trust”) was admitted as a member of HEK, a member of STP. The Trust made a capital contribution of $20,000 and received a 35% membership interest in HEK. Stephen C. Kircher, as trustee of the Trust was appointed a co-manager of HEK. Neither Stephen C. Kircher nor Lari K. Kircher is a beneficiary under the Trust.

In June 2012, Solar Power, Inc. sold the STP2 facility, recorded as an asset held for sale, and assigned the related loan obligation of $4.2 million to HEK for net proceeds of $1.5 million. Refer to Note 9–Assets Held For Sale for further detail on this transaction.

On March 31, 2011, the Company and LDK consummated the transactions contemplated by the second closing of the SPA whereby the Company issued 20,000,000 shares of Series A Preferred Stock for an aggregate purchase price of $22.2 million. On June 22, 2011, the shareholders of the Company approved an amendment to the Company’s Articles of Incorporation increasing the authorized shares and enabling the automatic conversion of the 20,000,000 Series A Preferred stock to 88,910,400 shares of the Company’s Common Stock. The 20,000,000 shares of Series A Preferred Stock were cancelled pursuant to the conversion. In combination with the issuance of 42,835,947 shares of Solar Power, Inc.’s Common Stock in January in exchange for $10.7 million, the total shares owned by LDK 70% of the Company’s outstanding Common Stock as of June 22, 2011.

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

During the three and six months ended June 30, 2012, the Company recorded net sales to LDK and NPSLLC of $2.6 million and $16.2 million, respectively, with a cost of goods sold of $2.5 million and $15.5 million, primarily consisting of solar development costs. During the three and six months ended June 30, 2011, the Company recorded net sales to LDK and NPSLLC of $11.5 million, respectively, with a cost of goods sold of $9.3 million, primarily consisting of solar development costs and, in 2011, the sale of an Italian SEF to LDK. As of June 30, 2012, accounts receivable from LDK was $12.1 million, primarily related to the inventory sale and to reimbursable expenses incurred on the behalf of LDK. As of December 31, 2011, the Company had accounts receivable of $22.5 million from LDK and NPSLLC, primarily related to billings to EPC contracts with milestone payments due upon performance against a schedule of values in the agreements.

As of June 30, 2012 and December 31, 2011, the Company had accounts payable to LDK of $54.6 million and $62.2 million, respectively, primarily related to the $45.2 million fourth quarter 2011 purchase of solar panels for its projects currently under development. See Note 1—Description of Business and Basis of Presentation for further discussion related to the accounts payables with LDK.

18. Subsequent Events

In July, 2012, the Company issued 9,771,223 shares of its Common Stock to LDK Europe, a wholly-owned subsidiary of LDK, and 1,814,655 of its Common Stock to each of the two founders of SGT pursuant to the SGT Acquisition and Stock Purchase Agreement as part of an aggregate purchase price of €5.0 million (approximately $6.3 million in U.S. Dollars). For further discussion of the transaction, refer to Note 4—Acquisition of Solar Green Technology.

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

The following discussion is presented on a consolidated basis, and analyzes our financial condition and results of operations for the three and six months ended June 30, 2012 and 2011. Unless the context indicates or suggests otherwise, reference to “we”, “our”, “us” and the “Company” in this section refers to the consolidated operations of Solar Power, Inc. and its subsidiaries, as defined in Note 1—Description of Business and Basis of Presentation to the Condensed Consolidated Financial Statements.

Overview

Solar Power, Inc., and its subsidiaries, (collectively the “Company”) is a global solar energy facility (“SEF”) developer offering our own brand of high-quality, low-cost distributed generation and utility-scale SEF development services. Primarily, we work directly with and for developers around the world who hold large portfolios of SEF projects for whom we serve as an engineering, procurement and construction (“EPC”) contractor. We also perform as an independent, turnkey SEF developer for one-off distributed generation and utility-scale SEFs. The Company builds three basic types of SEFs: rooftop systems, ground mounted systems, and parking shade structure systems. Our proprietary SkyMount ® commercial rooftop racking system and our custom parking shade structures are procured through contract manufacturers and built to Solar Power, Inc.’s design specifications.

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

On March 31, 2011, LDK Solar Co., Ltd. (“LDK”), obtained a controlling interest in Solar Power, Inc. by making a significant investment in our business that provided working capital and broader relationships that have allowed us to more aggressively pursue commercial and utility projects globally. Since LDK’s investment in Solar Power, Inc., we have expanded and aggressively engaged in business development activities that have allowed us to grow our global pipeline while accelerating our construction of multiple projects simultaneously. LDK’s modules are used in the majority of the systems we produce; however, we maintain relationships with other module manufacturers when circumstances call for an alternative to LDK’s line of modules.

In June 2012, we acquired Solar Green Technology S.p.A. (“SGT”), a SEF developer headquartered in Milan, Italy, from LDK Solar Europe Holding S.A (“LDK Europe”) and the two founders of SGT. Because LDK Europe is a wholly-owned subsidiary of our parent, LDK, the acquisition is treated as a transaction between entities under common control. In accordance with ASC Topic 805, Business Combinations, these financial statements reflect the combination of Solar Power, Inc., and SGT’s financial statements for all periods presented under which both entities were under the common control of LDK. LDK obtained a controlling interest in SGT on July 20, 2009. LDK obtained a controlling interest in Solar Power, Inc. on March 31, 2011. As such, the Company recognized the assets and liabilities of SGT (the accounting receiving entity) at their historical carrying values in accordance with U.S. GAAP and has recast the assets and liabilities of the legacy Solar Power, Inc. entity (the transferring entity) to reflect carrying value of the parent, LDK, which were stepped up to fair value on March 31, 2011 upon LDK obtaining a controlling interested in Solar Power, Inc. Refer to Note 7—Goodwill and other intangible assets of the Condensed Consolidated Financial Statements for details over the balances carried by LDK that are now reflected in the Condensed Consolidated Financial Statements. The period from January 1, 2011 through March 31, 2011 represents SGT’s financial results only, given that it is the predecessor entity in the transaction. Upon LDK acquiring its controlling interest in Solar Power, Inc. on March 31, 2011, the equity of the new reporting entity for the combined financial statements of Solar Power, Inc. and SGT reflects the Preferred and Common Stock of Solar Power, Inc. and associated additional paid-in capital and SGT’s retained earnings (accumulated deficit) and foreign currency translation at March 31, 2011. Adjustments to eliminate the capital share accounts of SGT were recorded to additional paid-in capital. At the closing of the transaction on June 27, 2012, the Company incurred a liability, recorded in accrued liabilities, related party, in the Condensed Consolidated Balance Sheet as of June 30, 2012, representative of the consideration for the full purchase price, to be transferred in July 2012. Given the accounting requirements of a transaction between entities under common control, the offset of the accrued liability was recorded to additional paid-in capital. The acquisition of SGT complements the Company’s global growth strategy.

In addition to business offices in Roseville and San Francisco, California, Bedminster, New Jersey and in Milan, Italy, we maintain a strategic office in Shenzhen, China, that is principally responsible for our ongoing procurement, logistics and design support for our products, and data systems for monitoring and managing SEFs which we either own or maintain under operations and maintenance agreements.

Critical Accounting Policies and Estimates

The preparation of financial statements in accordance with U.S. generally accepted accounting principles, or GAAP, requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of net revenue and expenses in the reporting period. We regularly evaluate our estimates and assumptions related to revenue recognition, allowances for doubtful accounts, assets held for sale, warranty reserves, inventory reserves, stock-based compensation expense, goodwill, definite-lived intangible asset and long-lived asset valuations, accounting for income taxes and deferred income tax asset valuation allowances, and other loss contingencies. We base our estimates and assumptions on current facts, historical experience and various other factors that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the recording of revenue, costs and expenses that are not readily apparent from other sources. The actual results experienced by us may differ materially and adversely from our estimates. To the extent there are material differences between our estimates and the actual results, our future results of operations will be affected. For a description of our critical accounting policies and estimates, please refer to the “Critical Accounting Policies and Estimates” section of our Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in our Annual Report on Form 10-K for the year ended December 31, 2011. Except as noted below, there have been no material changes in any of our critical accounting policies and estimate during the three and six months ended June 30, 2012.

Long-lived assets other than goodwill — Long-lived assets include property, plant and equipment and intangible assets. The Company’s intangible assets consist of patents and customer relationships and are amortized on a straight-line basis over their useful lives consistent with the estimated useful life considerations used in the determination of their fair values. Valuation techniques consistent with the market approach, income approach and/or cost approach are used to measure fair value. Long-lived assets are reviewed for impairment when there is evidence that events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by comparing the carrying amount of an asset to estimated undiscounted future cash flows expected to be generated by the asset or asset group. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized for the amount by which the carrying amount of the asset or asset group exceeds the estimated fair value of the asset. Assets to be disposed of are reported at the lower of the carrying amount or the estimated fair value less costs to sell and are not depreciated.

Results of Operations

Three and Six Months Ended June 30, 2012, as compared to Three and Six Months Ended June 30, 2011

Acquisition of an entity under common control

Impacting the results of operations for all periods presented is the accounting treatment prescribed for an acquisition of an entity under common control, as noted above in the Overview and in Note 4—Acquisition of Solar Green Technology to the Condensed Consolidated Financial Statements. Due to this accounting treatment, the three months ended March 31, 2011 now reflect the results of SGT only and not those of the legacy Solar Power, Inc. entity. As such only the six months ended June 30, 2012 reflect the results of legacy Solar Power, Inc. combined with those of SGT for the entire six month period. The three months ended June 30, 2012 and 2011 reflect the combined results of Solar Power, Inc. and SGT.

Excluded from the results of operations, below, are the results of Solar Power, Inc. for the three months ended March 31, 2011, as follows: net sales of $5.8 million, cost of goods sold of $5.1 million, general and administrative expenses of $1.6 million, sales, marketing and customer service expenses of $0.5 million, engineering, design and product management expenses of $0.1 million, interest expense of $0.4 million, interest income of $2,000, other expense of $6,000, and income tax expense of $7,000.

Net sales

Net sales were $24.4 million and $42.0 million for the three months ended June 30, 2012 and 2011, respectively, a decrease of $17.6 million, or 41.9%. Net sales were $50.7 million and $44.1 million for the six months ended June 30, 2012 and 2011, respectively, an increase of $6.7 million, or 15.1%. Included in net sales for the three months ended June 30, 2012 and 2011 were related party sales to LDK and NPSLLC of $2.6 million and $11.5 million, respectively, primarily consisting of solar development project costs and, in 2011, the sale an Italian SEF to LDK. Included in net sales for the six months ended June 30, 2012 and 2011 were related party sales to LDK and NPSLLC of $16.2 million and $11.5 million, respectively, primarily consisting of solar development project costs and, in 2011, the sale an Italian SEF to LDK. The decrease in net sales for the three months ended June 30, 2012 over the comparative period was primarily due to project delays in the U.S. coupled with the reductions in Italian solar subsidies in the form of feed-in-tariffs and increased tariffs on Chinese modules imported into the U.S, offset by 2011 EPC revenue and revenue from the sale of an Italian SEF to LDK. The increase in net sales for the six months ended June 30, 2012 over the comparative period was primarily due to increases in solar development projects under construction as well as the accounting treatment for an acquisition of an entity under common control due to the acquisition of SGT. As such, only the six months ended June 30, 2012 and the three months ended June 30, 2012 and 2011 reflect the results of the legacy Solar Power, Inc. entity combined with those of SGT while the six months ended June 30, 2011 reflect the results of the legacy Solar Power, Inc. entity only for the second half of the period presented. These increases were offset by the sale of an Italian SEF to LDK, which occurred in 2011. We expect that net sales will increase from current levels as we expand our development of large system turn-key SEF projects in the U.S. and world-wide.

Cost of goods sold

Cost of goods sold was $20.9 million (85.6% of net sales) and $36.5 million (86.9% of net sales) for the three months ended June 30, 2012 and 2011, respectively, a decrease of $15.6 million, or 42.8%. Cost of goods sold was $44.3 million (87.2% of net sales) and $38.4 million ( 87.1% of net sales) for the six months ended June 30, 2012 and 2011, respectively, an increase of $5.9 million, or 15.3%. Cost of goods sold for the three months ended June 30, 2012 and 2011 includes related party costs of goods sold to LDK and NPSLLC of $2.4 million and $9.3 million, respectively. Cost of goods sold for the six months ended June 30, 2012 and 2011 includes related party costs of goods sold to LDK and NPSLLC of $15.5 million and $9.3 million, respectively. Cost of goods sold as a percentage of sales decreased for the three ended June 30, 2012 over the comparative period due to EPC arrangements with greater margins executed in 2012. We expect that cost of goods sold will remain consistent with current period, as a percentage of sales, as we execute our operations in the U.S. and world-wide.

General and administrative expenses

General and administrative expenses were $2.7 million (10.9% of net sales) and $2.3 million (5.6% of net sales) for the three months ended June 30, 2012 and 2011, respectively, an increase of $0.3 million, or 13.5%. General and administrative expenses were $5.4 million (10.6% of net sales) and $2.5 million (5.7% of net sales) for the six months ended June 30, 2012 and 2011, respectively, an increase of $2.9 million, or 113.2%. The increase in general and administrative expenses for the three months ended June 30, 2012 over the comparative period was primarily due to increases in professional services of $0.3 million and rent expense of $0.1 million. The increase in general and administrative expenses for the six months ended June 30, 2012 over the comparative period was primarily due to increases in personnel-related costs of $1.1 million, professional services of $0.7 million and rent expense of $0.3 million, all of which were mainly due to the accounting treatment for an acquisition of an entity under common control. As such, only the six months ended June 30, 2012 reflect the results of the legacy Solar Power, Inc. entity combined with those of SGT while the six months ended June 30, 2011 reflect the results of the legacy Solar Power, Inc. entity only for the second half of the period presented. We expect that general and administrative expenses will scale downward from the current period, as a percentage of sales, as we anticipate revenue growth from our operations in the U.S. and world-wide.

Sales, marketing and customer service expenses

Sales, marketing and customer service expenses were $2.2 million (8.8% of net sales) and $1.6 million (3.8% of net sales) for the three months ended June 30, 2012 and 2011, respectively, an increase of $0.6 million, or 37.5%. Sales, marketing and customer service expenses were $3.0 million (5.9% of net sales) and $1.7 million (3.9% of net sales) for the six months ended June 30, 2012 and 2011, respectively, an increase of $1.3 million, or 72.8%. The increase in sales, marketing and customer service expense for the three months ended June 30, 2012 over the comparative period was primarily due to a $0.6 million non-refundable land deposit for a terminated California solar project. The increase in sales, marketing and customer service expense for the six months ended June 30, 2012 over the comparative period was primarily due to increases in personnel-related costs of $0.6 million and a $0.6 million non-refundable land deposit for a terminated California solar project. We expect these expenses to increase in future periods, but as a percentage of sales these expenses are expected to remain at a similar level as that of the most recent three month period.

Engineering, design and product management expenses

Engineering, design and product management expenses were $0.8 million (3.3% of net sales) and $0.5 million (1.2% of net sales) for the three months ended June 30, 2012 and 2011, respectively, an increase of $0.3 million, or 61.2%. Engineering, design and product management expenses were $1.4 million (2.7% of net sales) and $0.8 million (1.7% of net sales) for the six months ended June 30, 2012 and 2011, respectively, an increase of $0.6 million, or 80.5%. The increase in engineering, design and product management costs for the three months ended June 30, 2012 over the comparative period was primarily due to an increase in personnel-related costs of $0.1 million and consulting expense of $0.1 million. The increase in engineering, design and product management costs for the six months ended June 30, 2012 over the comparative period was primarily due to an increase in personnel-related costs of $0.3 million and consulting expense of $0.2 million, all of which were mainly due to the accounting treatment for an acquisition of an entity under common control due to the acquisition of SGT. As such, only the six months ended June 30, 2012 reflect the results of the legacy Solar Power, Inc. entity combined with those of SGT while the six months ended June 30, 2011 reflect the results of the legacy Solar Power, Inc. entity only for the second half of the period presented. We expect these expenses to decline in future periods, as a percentage of sales, due to recent cost reduction actions.

Impairment charge

During the second quarter of 2011, we recorded an impairment charge of $0.4 million to reduce the carrying amount of the asset held for sale to the revised estimate of fair value less cost to sell. During the second quarter of 2012, we recorded an impairment charge of $0.7 million to reduce the carrying amount of the asset held for sale to the revised estimate of fair value less cost to sell. During the second quarter of 2012, subsequent to the impairment, this asset was sold to a related party. Refer to Note 9—Assets Held For Sale of the Condensed Consolidated Financial Statements for details on assets held for sale and to Note 17—Related Party Transactions of the Condensed Consolidated Financial Statements for details on related party transactions. The fair value was estimated based on a discounted cash flow analysis using level 3 unobservable inputs.

Interest expense

Interest expense was $0.9 million and $0.7 million, respectively, for the three months ended June 30, 2012 and 2011. Interest expense was $1.8 million and $0.7 million, respectively, for the six months ended June 30, 2012 and 2011. The increase in interest expense of $1.1 million, or 161.7%, for the six months ended June 30, 2012 over the comparative period was due to an increase in the balance of short and long-term debt and line of credit and primarily due to the accounting treatment for an acquisition of an entity under common control due to the acquisition of SGT. As such, only the six months ended June 30, 2012 reflect the results of the legacy Solar Power, Inc. entity combined with those of SGT while the six months ended June 30, 2011 reflect the results of the legacy Solar Power, Inc. entity only for the second half of the period presented. We expect that interest expense will vary in future periods depending on the utilization of debt financing in our operations.

Interest income

Interest income was $0.6 million and $21,000 for the three months ended June 30, 2012 and 2011, respectively. Interest income was $1.3 million and $21,000 for the six months ended June 30, 2012 and 2011, respectively. The increase in interest income of approximately $0.6 million and $1.3 million, respectively, over the comparative period was due to the notes receivable with two customers for their predevelopment and site acquisition costs related to EPC contracts between the customers and the Company. We expect that we will continue to earn interest income at similar levels in the future until the notes are repaid by the customers.

Other income / expense, net

Other income (expense), net was an expense of $0.1 million and income of $0.3 million for the three months ended June 30, 2012 and 2011, respectively. Other income, net was $0.1 million and $0.5 million for the six months ended June 30, 2012 and 2011, respectively. Other income (expense), net for the three and six months ended June 30, 2012 remained relatively flat with a slight decrease of approximately $0.4 million from the comparative periods. We expect that we will continue to be exposed to currency gains and losses in the future.

Provision for (benefit from) income taxes

The Company had a benefit from income taxes of $1.0 million and $1.2 million for the three and six months ended June 30, 2012, respectively, and provision for income tax of $0.7 million for the three and six months ended June 30, 2011, respectively. The effective income tax rate of the Company for the three months ended June 30, 2012 was 26.6%. The effective income tax rate of the Company for the three months ended June 30, 2011 was (468.9)%. The effective income tax rate of the Company for the six months ended June 30, 2012 was 27.6%. The effective income tax rate of Solar Power, Inc. for the three months ended June 30, 2011 combined with the effective income tax rate of SGT for the six months ended June 30, 2011 was (199.3)%. For further details regarding the organization of the reporting entity refer to Note 1—Description of Business and Basis of Presentation to the Condensed Consolidated Financial Statements. Fluctuations in reported income tax rates were primarily due to an inability to record a benefit for losses in certain jurisdictions in the prior year. Specifically, during the three and six months ended June 30, 2011, the domestic period to date loss was not benefited because an overall net operating loss carryforward was expected in domestic jurisdictions for the entire 2011 fiscal year and on a cumulative basis. However, the loss for the three and six months ended June 30, 2011 subject to taxation in Italian jurisdictions was benefited because an overall taxable position was expected in such jurisdictions for the entire 2011 fiscal year. This resulted in a highly negative effective tax rate for the related period. For the three and six months ended June 30, 2012, the Company’s ability to benefit from losses generated on a year-to-date basis in all jurisdictions has increased from prior year given the level of expected taxable income. As the domestic taxable income in fiscal year 2012 is expected to exceed net operating loss carryforwards available for use within the annual limitation of Section 382, the domestic period to date loss is expected to be benefited in 2012. This shift from not recognizing domestic benefit in 2011 to recognizing the benefit in 2012 has caused a large shift in the effective tax rate year-over-year.

Liquidity and Capital Resources

A summary of the sources and uses of cash and cash equivalents is as follows (in thousands):

	For the Six Months Ended June 30,
	2012	2011 As Recast (1)
Net cash used in operating activities	$(11,051)	$(15,174)
Net cash used in investing activities	(4,223)	(55)
Net cash provided by financing activities	14,684	33,357
Effect of exchange rate changes on cash	(543)	496

Net increase (decrease) in cash and cash equivalents	$(1,133)	$18,624

(1)	As adjusted to reflect the activity of SGT beginning January 1, 2011 combined with the balances of Solar Power, Inc. beginning March 31, 2011, as required under the accounting guidelines for a transfer of an entity under common control (refer to Note 4—Acquisition of Solar Green Technology to the Condensed Consolidated Financial Statements).

As of June 30, 2012 and December 31, 2011, we had $23.4 million and $24.5 million in cash and cash equivalents, respectively.

Net cash used in operating activities of $11.1 million for the six months ended June 30, 2012 included a net loss of $3.2 million offset in part by non-cash items included in net loss, consisting of depreciation and amortization of $0.9 million related to property and equipment, impairment of an asset held for sale of $0.7 million, stock-based compensation expense of $0.3 million, offset by a change in deferred tax assets of $1.2 million. Also contributing to cash used in operating activities were increases in costs and estimated earnings in excess of billing on uncompleted contracts of $9.5 million, increases in construction in progress of $10.5 million, increases in prepaid expenses and other current assets and other assets of $3.4 million, decreases in billings in excess of costs and estimated earnings on uncompleted contracts of $1.5 million, increases in accounts payable of $1.2 million, and a decrease in income tax payable of $0.2 million, offset by decreases in accounts receivable of $12.8 million, decreases in inventories of $4.2 million due to the use of material installed on construction projects, and increases in accrued liabilities of $0.7 million.

Net cash used in investing activities of $4.2 million for the six months ended June 30, 2012 resulting from cash loaned to customer in exchange for a promissory note of $7.4 million, payments for the acquisition of property, plant and equipment of $1.0 million, offset by repayments of a note receivable of $2.3 million, net proceeds from the sale of an asset held for sale of $1.5 million, and proceeds from the disposition of fixed assets of $0.4 million.

Net cash provided by financing activities was $14.7 million for the six months ended June 30, 2012 and resulted primarily from proceeds from lines of credit and construction loans of $17.7 million, proceeds from capital leases of $6.3 million, and a decrease in restricted cash of $0.3 million, offset by principal payments on loans and lease obligations of $9.6 million.

Capital Resources and Material Known Facts on Liquidity

In the short-term, we do not expect any material change in the mix or relative cost of our capital resources. As of June 30, 2012, we had $23.4 million in cash and cash equivalents, $0.6 million of restricted cash held in our name in interest bearing accounts, $91.5 million in accounts and notes receivable of which $12.1 million is due from our parent, LDK, and $30.2 million in costs and estimated earnings in excess of billings on uncompleted contracts and construction in progress of which $0.7 million is related to construction projects between the Company and our parent, LDK.

On December 26, 2011, we entered into a credit facility with Cathay Bank for an aggregate principal amount of $9.0 million. On February 15, 2012, the Company’s Board of Directors approved the issuance of a warrant agreement for Cathay General Bancorp to purchase 300,000 shares of the Company’s stock at $0.75 per share related to the line of credit. As of June 30, 2012, the Company’s outstanding balance on the credit facility with Cathay Bank was $8.5 million.

On December 30, 2011, we secured construction finance facilities totaling $42.8 million from China Development Bank (“CDB”) to fund the construction of two solar energy facility (“SEF”) projects under EPC agreements with KDC Solar LLC. As of June 30, 2012, the Company’s outstanding balance on the credit facility with CDB was $27.9 million. As a result of the solar projects in development under the various EPC agreements, we had accounts receivable of $37.9 million from KDC with no accounts payable due to KDC as of June 30, 2012, respectively.

Our parent company, LDK Solar Co., Ltd. (“LDK”), has disclosed publicly that it had a net loss and negative cash flows from operations for the year ended December 31, 2011, has a working capital deficit and was not in compliance with certain financial covenants on its indebtedness at December 31, 2011. These factors raise doubt as to LDK’s ability to continue as a going concern. While management of LDK believes that it has a plan to satisfy LDK’s liquidity requirements for a reasonable period of time, there is no assurance that its plan will be successfully implemented. As a result of our close business relationship with, and equity ownership by, LDK and the relationship between LDK and China Development Bank (“CDB”), we are experiencing the following risks and uncertainties in our business:

•

The Company obtains construction and project financing on its development projects in New Jersey and Greece from CDB. A key term of existing project financing with CDB is that the Company must use solar panels manufactured by LDK. Currently, however, LDK has limited capacity to produce panels and meet our demand. If we cannot obtain enough solar panels from LDK to meet our demand, we will need to obtain solar panels and construction financing from other sources.

•

The Company’s existing CDB loans and Cathay line of credit contain material adverse change (“MAC”) clauses under which the banks can declare amounts immediately due and payable. Due to the subjectivity of the MAC clause, it is not clear whether the events described above regarding LDK would represent a material adverse change. Should the banks declare amounts immediately due and payable under the MAC clauses, the Company does not have the ability to make the payments without additional sources of financing.

•

As of June 30, 2012 and December 31, 2011, the Company had accounts payable to LDK of $54.6 million and $62.2 million, respectively, including amounts related to the $45.2 million fourth quarter 2011 purchase of solar panels for its projects currently under development. Payment for these panels was contractually due to LDK within four months of their purchase; however the payment terms with the customer were negotiated to be collected within nine to eleven months from sale. Although, the payable to LDK is currently due, LDK has indicated that it will not demand payment until the receivable from the customer has been collected. Should LDK change its position and demand payment prior to collection from the customer, the Company does not have the ability to make the payment without additional sources of financing.

•	With LDK as a majority shareholder, the significant risks and uncertainties noted at LDK could have a significant negative impact on the financial viability of SPI.

The factors noted above raise doubt about the Company’s ability to continue as a going concern. Management has made changes to the Company’s business model to increase working capital by managing cash flow, securing project finance before commencing further project development, and requesting their customers make cash payments for modules for projects under development. If the banks should call the debt or LDK demand payment of amounts owed by the Company prior to collection of the related receivable, management plans to obtain additional debt or equity financing. There is no assurance that management’s plans will be successfully implemented. The consolidated financial statements do not include any adjustments related to the recoverability and classification of recorded assets or the amounts and classification of liabilities or any other adjustments that might result from the outcome of this uncertainty.

The current economic conditions of the U.S. market, the tariffs imposed on Chinese-manufactured solar panels imported into the US, and the reductions of solar incentives in Europe have presented challenges to us in generating the revenues and/or margins necessary to create positive working capital. While our sales pipeline of solar projects continues to grow, such projects encumber associated working capital as we incur significant costs from the time EPC agreements are executed until project completion or customer payment. Additionally, our revenues are highly dependent on third party financing for these projects. As a result, revenue recognition and collections remain difficult to predict and we cannot assure shareholders and potential investors that we will be successful in generating positive cash flows from operations. As the timing of revenue recognition and collection of related receivables are unpredictable, our strategy has been to manage spending. This effort continues, as reflected in our recently announced revised business strategy and reduction of our workforce, in order to focus on our core expertise of maximizing operating efficiencies and financial resources.

Recent Accounting Pronouncements

See Note 3— Recent Accounting Pronouncements, to our unaudited financial statements in Part I, Item 1 of this Quarterly Report for a description of recent accounting pronouncements, including the expected dates of adoption and estimated effects, if any, on our Condensed Consolidated Financial Statements.

Item 3.

Pursuant to Item 305(e) of Regulation S-K the Company, as a smaller reporting company, is not required to provide the information required by this item.

Item 4.

Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation and under the supervision of our principal executive officer and our principal financial officer, reviewed and evaluated the effectiveness of the design and operation of our disclosure controls and procedures, as of June 30, 2012 for the interim period covered by this report, as required by Securities Exchange Act Rule 13a-15, and concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed in our reports filed with the Securities and Exchange Commission pursuant to the Securities Exchange Act of 1934 is accumulated and communicated to management timely, including our principal executive officer and principal financial officer. Based on this evaluation, our principal executive officer and principal financial officer have concluded that, as of the end of the interim period covered by this report, our disclosure controls and procedures are effective to ensure that we record, process, summarize, and report information required to be disclosed in the reports we filed under the Securities Exchange Act of 1934 within the time periods specified by the Securities and Exchange Commission’s rules and regulations.

Changes in Internal Control Over Financial Reporting

We regularly review our system of internal control over financial reporting and make changes to our processes and systems to improve controls and increase efficiency, while ensuring that we maintain an effective internal control environment. Changes may include such activities as implementing new, more efficient systems, acquisition integration, consolidating activities and migrating processes.

There were no changes in our internal control over financial reporting that occurred during our latest fiscal quarter that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting, other than the controls associated with the recently acquired SGT business. SGT integration activities, including an assessment of the effectiveness of internal controls over financial reporting, are expected to be conducted over the course of the Company’s fiscal year 2012 assessment cycle.

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

Item 1A. Risk Factors

In addition to the other information set forth in this Quarterly Report, you should carefully consider the risk factors discussed in Part I, “Item 1A. Risk Factors” below and in our Annual Report on Form 10-K for the year ended December 31, 2011, which could materially affect our business, financial condition or future results. The risks described below and in our Annual Report on Form 10-K are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition, liquidity or future results.

The execution of our growth strategy is dependent upon the continued availability of third-party financing arrangements for our customers.

Generally, our customers must enter into agreements to finance the construction and purchase of our SEF projects. These structured finance arrangements are complex and rely heavily on the creditworthiness of the customer as well as required returns of the financing companies. Depending on the status of financial markets, financial institutions may be unwilling or unable to finance the cost of construction of the SEF. Lack of credit for our customers or restrictions on financial institutions extending such credit will severely limit our ability to grow our revenues. In addition, an increase in interest or lending rates or a reduction in the supply of project debt financing could reduce the number of solar projects that receive financing, making it difficult for our customers to secure the financing necessary to develop, build, purchase or install an SEF on favorable terms, or at all, and thus lower demand for our SEFs which could limit our growth or reduce our net sales.

Our failure to raise additional capital or generate the significant capital necessary to expand our operations or for construction of SEFs could reduce our ability to compete and could harm our business growth.

We expect that our existing cash and cash equivalents, together with collections of our accounts receivable, notes receivable, and costs and estimated earnings in excess of billings on uncompleted contracts, and other cash flows from operations in 2012, will be sufficient to meet our anticipated cash needs for at least the next twelve months. However, the timing and amount of our working capital and capital expenditure requirements may vary significantly depending on numerous factors. The growth of our business depends on our ability to finance multiple development projects simultaneously. In many cases we will need to fund development costs for large projects that we are going to be built short term, pending finalization of construction and project financing. These additional costs may result in greater fixed costs and operating expenses well in advance of the collection of revenues. Without access to working capital from profitable operations, through equity, or by incurring additional debt, we may not be able to execute our growth strategy.

Our ability to secure project financing for project development and our outstanding loans and line of credit from CDB and Cathay Bank, respectively, may be adversely impacted by LDK Solar’s financial concerns.

Our parent company, LDK Solar Co., Ltd. (“LDK”), has disclosed publicly that it had a net loss and negative cash flows from operations for the year ended December 31, 2011, has a working capital deficit and was not in compliance with certain financial covenants on its indebtedness at December 31, 2011. These factors raise doubt as to LDK’s ability to continue as a going concern. While management of LDK believes that it has a plan to satisfy LDK’s liquidity requirements for a reasonable period of time, there is no assurance that its plan will be successfully implemented. As a result of our close business relationship with, and equity ownership by, LDK and the relationship between LDK and China Development Bank (“CDB”), we are experiencing the following risks and uncertainties in our business:

•

The Company obtains construction and project financing on its development projects in New Jersey and Greece from CDB. A key term of existing project financing with CDB is that the Company must use solar panels manufactured by LDK. Currently, however, LDK has limited capacity to produce panels and meet our demand. If we cannot obtain enough solar panels from LDK to meet our demand, we will need to obtain solar panels and construction financing from other sources.

•

The Company’s existing CDB loans and Cathay line of credit contain material adverse change (“MAC”) clauses under which the banks can declare amounts immediately due and payable. Due to the subjectivity of the MAC clause, it is not clear whether the events described above regarding LDK would represent a material adverse change. Should the banks declare amounts immediately due and payable under the MAC clauses, the Company does not have the ability to make the payments without additional sources of financing.

•

As of June 30, 2012 and December 31, 2011, the Company had accounts payable to LDK of $54.6 million and $62.2 million, respectively, including amounts related to the $45.2 million fourth quarter 2011 purchase of solar panels for its projects currently under development. Payment for these panels was contractually due to LDK within four months of their purchase; however the payment terms with the customer were negotiated to be collected within nine to eleven months from sale. Although, the payable to LDK is currently due, LDK has indicated that it will not demand payment until the receivable from the customer has been collected. Should LDK change its position and demand payment prior to collection from the customer, the Company does not have the ability to make the payment without additional sources of financing.

•	With LDK as a majority shareholder, the significant risks and uncertainties noted at LDK could have a significant negative impact on the financial viability of SPI.

The factors noted above raise doubt about the Company’s ability to continue as a going concern. Management has made changes to the Company’s business model to increase working capital by managing cash flow, securing project finance before commencing further project development, and requesting their customers make cash payments for modules for projects under development. If the banks should call the debt or LDK demand payment of amounts owed by the Company prior to collection of the related receivable, management plans to obtain additional debt or equity financing. There is no assurance that management’s plans will be successfully implemented. The consolidated financial statements do not include any adjustments related to the recoverability and classification of recorded assets or the amounts and classification of liabilities or any other adjustments that might result from the outcome of this uncertainty.

We must effectively manage our growth.

Failure to manage our growth effectively could adversely affect our operations. Our ability to manage our planned growth will depend substantially on our ability to sell and manage our construction of SEFs in the market, maintain adequate capital resources for working capital, successfully hire, train and motivate additional employees, including the technical personnel necessary to manage our EPC arrangements.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

3.1	Amended and Restated Articles of Incorporation (1)

3.2	Amendment of Amended and Restated Articles of Solar Power, Inc. (2)

3.3	Bylaws (3)

10.1	Secured Promissory Note by Solar Hub Utilities, LLC dated April 27, 2012 (4)

10.2	Security Agreement between Solar Hub Utilities, LLC, as Debtor, and Solar Power, Inc., as Secured Party dated April 27, 2012 (4)

10.3	Solar Development Acquisition and Sale Agreement by and between Solar Power, Inc. and Solar Hub Utilities, LLC dated June 7, 2012 (5)

10.4	Security Agreement by and between Solar Power, Inc. and Solar Hub Utilities, LLC dated June 7, 2012 (5)

10.5	Acquisition and Stock Purchase Agreement by and between Solar Power, Inc. and the Shareholders of Solar Green Technology dated as of June 25, 2012. (6)

31.1	Certification of the Principal Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.

31.2	Certification of the Principal Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.

32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Rule 13a-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Calculation Presentation Document

*	XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.
(1)	Incorporated by reference to Form 8-K filed with the SEC on February 20, 2007.
(2)	Incorporated by reference to Form 8-K filed with the SEC on June 23, 2011.
(3)	Incorporated by reference to Form 8-K filed with the SEC on February 20, 2007.
(4)	Incorporated by reference to Form 8-K filed with the SEC on May 2, 2012.
(5)	Incorporated by reference to Form 8-K filed with the SEC on June 14, 2012.
(6)	Incorporated by reference to Form 8-K filed with the SEC on June 29, 2012.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report on Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized.

SOLAR POWER, INC.

Date: September 13, 2012	/s/ James R. Pekarsky
James R. Pekarsky,
Chief Financial Officer (Principal Accounting Officer and Principal Financial Officer)