Form 10-K
period 2012-12-31
Solar Power, Inc.
filed 2013-04-19
CIK 1210618

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2012

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

COMMON STOCK, PAR VALUE $0.0001
(Title of Class)

OVER THE COUNTER BULLETIN BOARD
(Name of each exchange on which registered)

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes   ☐     No   ☒

The aggregate market value of voting stock held by non-affiliates computed by reference to the price at which the common equity was last sold as of the last business day of the registrant’s most recently completed second fiscal quarter, June 30, 2012, was $12,488,721. For purposes of this computation, it has been assumed that the shares beneficially held by directors and officers of registrant were “held by affiliates”; this assumption is not to be deemed to be an admission by such persons that they are affiliates of registrant.

The number of shares of registrant’s common stock outstanding as of April 10, 2013 was 198,214,456.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Definitive Proxy Statement for its Annual Meeting of Stockholders, which Definitive Proxy Statement will be filed with the Securities and Exchange Commission not later than 120 days after the registrant’s fiscal year-ended December 31, 2012, are incorporated by reference into Part III of this Form 10-K; provided, however, that the Compensation Committee Report, the Audit Committee Report and any other information in such proxy statement that is not required to be included in this Annual Report on Form 10-K, shall not be deemed to be incorporated herein by reference or filed as a part of this Annual Report on Form 10-K

NOTE REGARDING FORWARD-LOOKING STATEMENTS

As used in this Annual Report on Form 10-K, unless otherwise indicated, the terms “we,” “us,” “our” and “the Company” refer to Solar Power, Inc., a California corporation and its wholly-owned subsidiaries.

This Annual Report on Form 10-K for the fiscal year ended December 31, 2012, and information we provide in our press releases, telephonic reports and other investor communications, including those on our website, contains forward-looking statements within the meaning of the Securities Exchange Act of 1934 and the Securities Act of 1933, which are subject to risks, uncertainties, and assumptions that are difficult to predict. All statements in this Annual Report on Form 10-K, other than statements of historical fact, are forward-looking statements. These forward-looking statements are made pursuant to safe harbor provisions of the Private Securities Litigation Reform Act of 1995. The forward-looking statements include statements, among other things, with respect to anticipated future events, including anticipated trends and developments in and management plans for our business and the markets in which we operate and plan to operate; future financial results, operating results, revenues, gross profit, operating expenses, projected costs, and capital expenditures; sales and marketing initiatives;  competitive position; and liquidity, capital resources, and availability of future equity capital on commercially reasonable terms. Forward-looking statements can be identified by the use of words such as “expect,” “plan,” “will,” “may,” “anticipate,” “believe,” “estimate,” “should,” “intend,” “forecast,” “project” the negative or plural of these words, and other comparable terminology. Our forward-looking statements are only predictions based on our current expectations and our projections about future events. All forward-looking statements included in this Annual Report on Form 10-K are based upon information available to us as of the filing date of this Annual Report on Form 10-K. You should not place undue reliance on these forward-looking statements. We undertake no obligation to update any of these forward-looking statements for any reason. These forward-looking statements involve known and unknown risks, uncertainties, and other factors that may cause our actual results, levels of activity, performance, or achievements to differ materially from those expressed or implied by these statements. These factors include the matters discussed in the section entitled Item 1A — Risk Factors, and elsewhere in this Annual Report on Form 10-K. You should carefully consider the risks and uncertainties described under this section.

PART I

ITEM 1.  BUSINESS

Overview

Solar Power, Inc. and its subsidiaries (collectively the “Company”), a California corporation, consist of the combination of the legacy reporting entity Solar Power, Inc. and Solar Green Technology S.p.A. (“SGT”) and their respective subsidiaries. We are a global solar energy facility (“SEF”) developer offering high-quality, low-cost distributed generation and utility-scale SEF development services. Primarily, we partner with developers around the world who hold large portfolios of SEF projects for whom we serve as co-developer and engineering, procurement and construction (“EPC”) contractor. In addition to developing SEFs using products manufactured by LDK Solar Co., Ltd. (“LDK”), our parent company, we also sell solar modules and balance of system components manufactured by third party vendors to other integrators in the U.S., Asian, and European markets.

In addition to designing, engineering and constructing large-scale SEFs, we also provide long-term operations and maintenance (“O&M”) services through our proprietary O&M program SPIGuardianTM. This service program provides a comprehensive suite of services that commence upon a facility’s commissioning to provide performance monitoring, system reporting, preventative maintenance and full warranty support over the anticipated life of the SEF. While we still consider our O&M services to be within our core competencies, we are currently exploring third party outsourcing for these services on a going forward basis to assist in the reduction of operating expenses.

As shown in the accompanying Consolidated Financial Statements, we incurred a net loss of $25.4 million during the year ended December 31, 2012 and had an accumulated deficit of $23.8 million as of December 31, 2012. Working capital levels have decreased significantly from $61.1 million at December 31, 2011 to $22.4 million at December 31, 2012. Our parent company, LDK Solar Co., Ltd. (“LDK”), who owns approximately 71% of our outstanding Common Stock, has disclosed publicly that it had a net loss and negative cash flows from operations for the year ended December 31, 2011 and has a working capital deficit and was not in compliance with certain financial covenants on its indebtedness at December 31, 2011. LDK’s publicly available interim financial information for 2012 shows no significant improvement.  The liquidity issues experienced by LDK have impacted our relationship with China Development Bank (“CDB”), who was to partner with us to provide construction and term financing for the New Jersey and Greek solar development projects. Since the LDK disclosure of their substantial doubt in their ability to continue as a going concern, we have experienced cash flow issues due to delays in connection with CDB financing and an inability to extract working capital from completed projects. As a result, we have reduced large portions of our operations and focused on maintaining minimal operating expenses via outsourcing EPC services on our existing projects in New Jersey and elsewhere. In addition, we are solely focusing on managing our current development portfolio in Hawaii and New Jersey and have ceased our sales efforts in other regions until the longer term cash flow requirements significantly improve. The release of CDB term financing for projects completed and commissioned would significantly improve the cash flow situation and our ability to expand project development efforts. These factors raise substantial doubt as to our ability to continue as a going concern. While our management believes that it has a plan to satisfy liquidity requirements for a reasonable period of time, there is no assurance that our plan will be successfully implemented. For further discussion, see Note 2—Going Concern Considerations and Management’s Plan of the Notes to the Consolidated Financial Statements for the year ended December 31, 2012.

In December 2006, we became a public company through a reverse merger with Solar Power, Inc., a Nevada corporation (formerly Welund Fund, Inc.). On March 31, 2011, LDK obtained a controlling interest in Solar Power, Inc. by making a significant investment in our business that provided working capital and broader relationships that allowed us to more aggressively pursue commercial and utility projects globally in 2011. With LDK’s investment in Solar Power, Inc. in 2011, we expanded and engaged in business development activities that allowed us to grow our global pipeline while accelerating our construction of multiple projects simultaneously. LDK’s modules have been used in the majority of the systems we produce; however, we maintain relationships with other module manufacturers when circumstances call for an alternative to LDK’s line of modules. See Note 2—Going Concern Considerations and Management’s Plan to the Notes to the Consolidated Financial Statements for further discussion related to the accounts payables with LDK.

In June 2012, we acquired SGT, a SEF developer headquartered in Milan, Italy, from LDK Solar Europe Holding S.A (“LDK Europe”) and the two founders of SGT. Because LDK Europe is a wholly-owned subsidiary of our parent, LDK, the acquisition was treated as a transaction between entities under common control. In accordance with ASC Topic 805, Business Combinations, these financial statements reflect the combination of Solar Power, Inc., and SGT’s financial statements for all periods presented under which both entities were under the common control of LDK. LDK obtained a controlling interest in SGT on July 20, 2009. LDK obtained a controlling interest in Solar Power, Inc. on March 31, 2011. As such, the Company recognized the assets and liabilities of SGT (the accounting receiving entity) at their historical carrying values in accordance with U.S. GAAP and has recast the assets and liabilities of the legacy Solar Power, Inc. entity (the transferring entity) to reflect carrying value of the parent, LDK, which were stepped up to fair value on March 31, 2011 upon LDK obtaining a controlling interested in Solar Power, Inc. The period from January 1, 2011 through March 31, 2011 represents SGT’s financial results only, given that it was the predecessor entity in the transaction. Upon LDK acquiring its controlling interest in Solar Power, Inc. on March 31, 2011, the equity of the new reporting entity for the combined financial statements of Solar Power, Inc. and SGT reflects the Preferred and Common Stock of Solar Power, Inc. and associated additional paid-in capital and SGT’s retained earnings (accumulated deficit) and foreign currency translation at March 31, 2011. Adjustments to eliminate the capital share accounts of SGT were recorded to additional paid-in capital. The acquisition of SGT complemented the Company’s global growth strategy.

In January 2012, the Company reassessed its reportable segments and determined that the former cable, wire and mechanical assemblies operating segment no longer meets the qualitative and quantitative characteristics that require separate reporting. The basis for the change from reporting two reportable segments to a single segment is the decline in revenues related to this former segment due to the changes in business strategy. As such, effective January 2012, the Company operates in one reportable segment. The prior periods have been restated to conform to the current period presentation.

 Our Strategy

Our business strategy, as an LDK company, is to leverage LDK’s strategic relationships and upstream product supply to effectively extend the vertical integration of both companies to go from silicon to systems. We maintain control of our supply chain, including engineering, procurement, construction, and manufacturing to ensure top-quality products, systems and margin optimization. We provides a strategic downstream complement to LDK that includes turnkey project development and EPC contractor services, essentially consisting of project financing and post construction asset management of the SEFs through the Company’s O&M services offering GuardianTM. The end results are to deliver highly efficient and cost effective, world-class solar solutions.

As conventional energy costs rise and fossil fuels dwindle globally, the deployment of renewable energy grows. We believe solar energy will play an increasingly important role in the long term as a growing number of energy independence strategies are deployed worldwide. We presently are focused on the following steps to implement our business strategy:

•
Engineering, procurement, and construction excellence. As an experienced designer and builder of small- and large-scale solar systems, we are in a position to identify potential efficiencies at a system level. Our experience in design and construction has lead to innovative products and construction techniques that result in lower-cost-per-watt installations than our competitors.

•
High-quality, low-cost solar modules and solar components from LDK and other strategic partners. Our management team has extensive experience in designing modules, racking systems and solar energy facilities. The investment by our strategic partner LDK has given us under certain circumstances access to a material supply source for solar modules and the ability to provide bankable modules to our projects.

•
Asset management services. Through our comprehensive operations and management services provided by SPI Guardian, we are able to offer our customers superior operation and maintenance services, including system monitoring and reporting capabilities; all of which optimize system performance.

Intellectual Property

We rely and will continue to rely on trade secrets, know-how and other unpatented proprietary information in our business. We have the following trademarks: Yes! Solar Solutions, Yes!, and Sky Mount®. In addition, we have four Patent Cooperation Treaty applications, four provisional patents pending, one patent application and one design application for certain proprietary technologies.  The company is currently evaluating the necessity to continue with certain patent activities.

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

Suppliers

There are numerous suppliers of solar modules in the industry, and we have sourced modules from several of them. There does not appear to be a shortage of modules or raw materials used in the manufacture of solar modules required for our SEFs. We anticipate that our primary source of modules will be through our strategic partner, LDK, although we are not contractually obligated to purchase solely from LDK.

Sales and Marketing

Our products and services are largely represented through our Company’s sales force located in California. To ensure adequate coverage of the markets we are targeting, we also work with outside sales representatives to cultivate opportunities. These representatives currently cover all viable solar markets; however primarily focus on Europe and the United States (“U.S.”).

Employees

As of December 31, 2012, we had 60 employees, all of whom were full-time. 23 employees were located in the U.S., 33 employees were located in Italy and 4 employees were located Shenzhen, China. None of our employees are represented by a labor union nor are we organized under a collective bargaining agreement. We have never experienced a work stoppage and believe that our relations with our employees are good. As of April 15, 2013, we had 41 full-time employees, of which 12 were located in the U.S., 28 were located in Italy and 2 were located in China.

ITEM 1A.  RISK FACTORS

Investing in our common stock involves a high degree of risk. You should carefully consider the following risks and all other information contained in our public filings before making an investment decision about our common stock. This section should be read in conjunction with the Consolidated Financial Statements and the accompanying notes thereto, and Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations included in this Annual Report. While the risks described below are the ones we believe are most important for you to consider, these risks are not the only ones that we face. If any of the following risks actually occur, our business, operating results, liquidity or financial condition could suffer, the trading price of our common stock could decline, and you could lose all or part of your investment.

Risks Related to Our Business

Our risks and uncertainties include, without limitation, our ability to raise capital to finance our operations, the effectiveness, profitability and the marketability of our services, our ability to protect our proprietary information, general economic and business conditions, the impact of new or disruptive technological developments and competition, adverse results of any legal proceedings, the impact of current, pending or future legislation and regulation of the solar power industry, our ability to enter into acceptable relationships with one or more of our suppliers for panel components and the ability of such suppliers to manufacture products or components of an acceptable quality on a cost-effective basis, our ability to attract or retain qualified senior management personnel, including sales and marketing and technical personnel and other risks detailed from time to time in our filings with the Securities and Exchange Commission (“SEC”), including those described below. We do not undertake any obligation to update any forward-looking statements.

The execution of our growth strategy is dependent upon the continued availability of third-party financing arrangements for our customers.

Generally, our customers must enter into agreements to finance the construction and purchase of our SEF projects. These structured finance arrangements are complex and rely heavily on the creditworthiness of the customer as well as required returns of the financing companies. Depending on the status of financial markets and general economic conditions overall, financial institutions may be unwilling or unable to finance the cost of construction of the SEF. Lack of credit for our customers or restrictions on financial institutions extending such credit will severely limit our ability to maintain or grow our revenues. In addition, an increase in interest or lending rates or a reduction in the supply of project debt financing could reduce the number of solar projects that receive financing, making it difficult for our customers to secure the financing necessary to develop, build, purchase or install an SEF on favorable terms, or at all, and thus lower demand for our SEFs which could limit our growth or reduce our net sales. We are currently seeking debt financing from CDB for customers of three completed projects in Greece. Without such financing, the Company will collect the outstanding development and construction receivables on the projects from the cash flow generated by the project operations over an extended period of time.

Our failure to raise additional capital or generate the significant capital necessary to maintain or expand our operations, or for construction of SEFs, could reduce our ability to compete and could harm our business growth or materially effect our operations.

We expect that our existing cash and cash equivalents, together with collections of our accounts receivable, notes receivable, and costs and estimated earnings in excess of billings on uncompleted contracts, and other cash flows from operations in 2013, will be sufficient to meet our anticipated cash needs to fund operating expenses for at least the next twelve months but generally inadequate to pursue new development projects without additional sources of new capital. However, the timing and amount of our working capital and capital expenditure requirements may vary significantly depending on numerous factors, including the timing of payments from our customers, which have often been slow and late, and the demands of our largest creditor, LDK Solar Co., Ltd. (“LDK”), for immediate payment of amounts owed for solar panels we sold last year and for which we are still awaiting payment from our customer.  Further, payments owed to us from completed projects continue to be uncollected, pending customer financing, and although presently owed to us, the cost of litigation would further deteriorate needed operational cash and not necessarily lead to collection.  We have filed appropriate liens and secured our position on finished and in-process projects, but customer fulfillment of long term financing continues to impede timely collection. Any growth in our business depends on our ability to finance multiple development projects simultaneously, and there are serious doubts whether we can finance single projects given the continuing restrictions on debt, and the more recent reticence from China Development Bank (“CDB”). In many cases we will need to self fund development costs for large projects, pending finalization of construction and project financing. These additional costs may result in greater fixed costs and operating expenses well in advance of the collection of revenues, and may be at risk if ultimate construction financing or long-term customer financing are not obtained. Without access to working capital from profitable operations, through equity, or by incurring additional debt, we may not be able to execute our growth strategy or pursue additional projects, which could adversely impact our results of operations, and may impair our longer term viability.

Our ability to secure project financing for project development and our outstanding loans and line of credit from CDB and Cathay Bank, respectively, may be adversely impacted by LDK Solar’s financial concerns.

   As shown in the accompanying Consolidated Financial Statements, we incurred a net loss of $25.4 million during the year ended December 31, 2012 and had an accumulated deficit of $23.8 million as of December 31, 2012. Working capital levels have decreased significantly from $61.1 million at December 31, 2011 to $22.4 million at December 31, 2012. Our parent company, LDK Solar Co., Ltd. (“LDK”), who owns approximately 71% of our outstanding Common Stock, has disclosed publicly that it had a net loss and negative cash flows from operations for the year ended December 31, 2011 and has a working capital deficit and was not in compliance with certain financial covenants on its indebtedness at December 31, 2011. LDK’s publicly available interim financial information for 2012 shows no significant improvement.  These factors raise substantial doubt as to our ability to continue as a going concern. While our management believes that it has a plan to satisfy liquidity requirements for a reasonable period of time, there is no assurance that our plan will be successfully implemented. We are experiencing the following risks and uncertainties in the business:

•
China Development Bank (“CDB”) has provided financing for construction and project financing on certain development projects in the past. They have also executed non-binding term sheets for other projects, but there is no assurance that the projects in process will be funded. CDB has been financing our projects primarily as a result of the fact that our majority shareholder is LDK and CDB has a long term relationship with LDK.  Due to LDK’s financial difficulties, certain financing of our projects have been delayed.  If CDB will no longer provide financing for the projects, we will need to seek construction financing from other sources which could be very difficult given our financial condition and LDK’s majority ownership of us. We have substantially completed projects in Greece with a customer that is requesting debt term financing from CDB.  If CDB does not provide the term financing, then we will collect its outstanding receivables from the operation’s cash proceeds over an extended period of time of up to six years.

•
A key term of existing project financing with CDB is that the Company must use solar panels manufactured by LDK. Currently, however, LDK has demanded payment in advance in order to procure their solar panels. If we are unable to make advance payments required, we have and will continue to need to request that our customers to make the required cash payments for the LDK solar panels to be utilized in projects under development. We continue to maintain relationships with other solar panel manufacturers when circumstances call for an alternative to LDK’s line of solar panels.

•
In December 2012, we amended the Business Loan Agreement (the "Loan Agreement") entered into with Cathay Bank ("Cathay") on December 26, 2011. Under the original terms of the Loan Agreement, Cathay agreed to extend to us a line of credit of the lesser of $9.0 million or 70% the aggregate amount in certain accounts, which was to mature on December 31, 2012. LDK, the majority shareholder of us, agreed to guarantee the full amount of the loan under a Commercial Guaranty by and between LDK and Cathay dated December 26, 2011. Under the terms of the amended Loan Agreement, the facility amount is reduced to the current balance outstanding of $7.0 million, with a variable interest rate of 2.00 percentage points above the prime rate and a 6.00 percentage point floor rate. The maturity date is extended to June 30, 2013 with principal payments of $0.5 million due each month beginning December 31, 2012. The covenants of the Loan Agreement were amended to include, among other items, the subordination of the net accounts payable due to LDK. In addition, under the Commercial Security Agreement dated December 26, 2011 (the "Security Agreement"), we granted Cathay a security interest in the Collateral (as defined in the Security Agreement), which Cathay can close on in the event of a default under the Loan Agreement. In the event that we do not make the principal payment, the bank could issue a notice of default and declare the amounts immediately due and payable.  If we cannot remedy the default, we do not have the ability to make the payments without additional sources of financing or accelerating the collection of outstanding receivables.

•
Our existing CDB loans and Cathay line of credit contain material adverse change (“MAC”) clauses under which the banks can declare amounts immediately due and payable. Due to the subjectivity of the MAC clauses, it is not clear whether the events described above regarding LDK would represent a material adverse change. Should the banks declare amounts immediately due and payable under the MAC clauses, we do not have the ability to make the payments without additional sources of financing or accelerating the collection of our outstanding receivables.

•
As of December 31, 2012 and 2011, we had accounts payable to LDK of $51.8 million and $62.2 million, respectively. The $51.8 million is comprised of $38.9 million due to LDK primarily related to U.S. and Greek project solar panel purchases and $12.6 million due to LDK for solar panels purchased for various Italian solar development projects. Of the $38.9 million due to LDK noted above, approximately $26.0 million is currently contractually past due and payable to LDK. Payment for the solar development project related panels was contractually due to LDK within four months of their purchases; however the payment terms with the customer were negotiated to be collected within nine to twelve months from sale. Although this portion of the payable to LDK is currently contractually past due, LDK has not demanded payment.  Although there are no formal agreements, LDK has verbally indicated that it will not demand payment until the receivable from the customer has been collected. Should LDK change its position and demand payment for the past due amount prior to collection of the related receivable from the customer, we do not have the ability to make the payment currently due without additional sources of financing or accelerating the collection of our outstanding receivables.

•
With LDK as a majority shareholder, the significant risks and uncertainties noted at LDK could have a significant negative impact on the financial viability of Solar Power, Inc. as well as indicate an inability for LDK to support the Company’s business.

   The significant risks and uncertainties described above could have a significant negative impact on our financial viability and raise substantial doubt about our ability to continue as a going concern. Management has made changes to our business model to increase working capital by managing cash flow, securing project financing before commencing further project development, and requesting that our customers make cash payments for solar panels for projects under development. If the noted banks should call the debt or LDK demand payment of amounts owed by us prior to collection of the related receivables, management plans to obtain additional debt or equity financing. There is no assurance that management’s plans to accelerate the collection of outstanding receivables or to obtain additional debt or equity financing will be successfully implemented, or implemented on terms favorable to us. The Consolidated Financial Statements do not include any adjustments related to the recoverability and classification of recorded assets or the amounts and classification of liabilities or any other adjustments that might result from the outcome of this uncertainty.

We have limited experience constructing solar systems on a commercial basis and changes to our business strategy to SEF construction more recently provides a limited history on which to base our prospects and anticipated results of operations.

We commenced solar power-related operations in June 2006 and began manufacturing solar modules in April 2007. During 2012, we continued to eliminate and/or consolidate our wholly owned subsidiaries, to focus more strategically on utility construction projects. In the past year, our operating focus has shifted principally to the construction of SEFs. A SEF is a complete solar array that is designed and constructed to produce electricity from the sun (DC power) and then convert it, as necessary, to AC power through an inverter to produce power for the end user. We have constructed SEFs mounted on rooftops, parking lot structures and on the ground. Moreover, due to the strategic change in our focus and revenue generating efforts, our prior operating history and our historical operating results may not provide a meaningful basis for evaluating our business, financial performance and prospects. We have incurred net losses since our inception and as of December 31, 2012, we had an accumulated deficit of approximately $23.8 million. We may be unable to achieve or maintain profitability in the future.

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

We believe that the growth of the market for “on-grid” applications, where solar power is used to supplement a customer’s electricity purchased from the utility network, depends in large part on the availability and size of government-generated economic incentives. At present, the cost of producing solar energy generally exceeds the price of electricity in the U.S. from traditional sources. To encourage the adoption of solar technologies, the U.S. government and numerous state governments have provided subsidies in the form of cost reductions, tax write-offs and other incentives to end users, distributors, systems integrators and manufacturers of solar power products. Reduction, elimination and/or periodic interruption of these government subsidies and economic incentives because of policy changes, fiscal tightening or other reasons may result in the diminished competitiveness of solar energy, and materially and adversely affect the growth of these markets and our revenues. Electric utility companies that have significant political lobbying powers may push for a change in the relevant legislation in our markets. The existing Federal Investment Tax Credit was renewed with passage of the 2008 economic stimulus package by the U.S. government. The current Federal Investment Tax Credit allows for a 30% tax credit for both commercial and residential solar installations placed into service on or before December 31, 2016 with no cap and allows the commercial credit to be monetized if it cannot be absorbed by a tax liability.

A significant portion of our prior direct module and balance of system sales occurred outside of the U.S. Changes in the feed-in tariffs in markets like Germany, Spain and Italy, will have a material impact on the financial viability of solar systems in those markets. Consequentially, our ability to sell products into those markets will be impacted. Changes to international programs are not easily forecasted and may happen rapidly, which may result in significant changes in demand for solar products.

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

From time to time, we may acquire new and complementary technology, assets and companies. We do not know if we will be able to complete any acquisitions or if we will be able to successfully integrate any acquired businesses, operate them profitably or retain key employees. Integrating any newly acquired business, product or technology could be expensive and time-consuming, disrupt our ongoing business and distract our management. We may face competition for acquisition targets from larger and more established companies with greater financial resources. In addition, in order to finance any acquisitions, we might be forced to obtain equity or debt financing on terms that are not favorable to us, and in the case of equity financing, our stockholders interests may be diluted. If we are unable to integrate effectively any newly acquired company, product or technology, our business, financial condition and operating results could suffer.

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

We are required to comply with extensive environmental laws and regulations at the national, state, local, and international levels. These environmental laws and regulations include those governing the discharge of pollutants into the air and water, the use, management, and disposal of hazardous materials and wastes, the cleanup of contaminated sites, and occupational health and safety. We have incurred and will continue to incur significant costs and capital expenditures in complying with these laws and regulations. In addition, violations of or liabilities under environmental laws or permits may result in restrictions being imposed on our operating activities or in our being subjected to substantial fines, penalties, criminal proceedings, third party property damage or personal injury claims, cleanup costs, or other costs. While we believe we are currently in substantial compliance with applicable environmental requirements, future developments such as more aggressive enforcement policies, and the implementation of new, more stringent laws and regulations, or the discovery of presently unknown environmental conditions may require expenditures that could have a material adverse effect on our business, results of operations, and financial condition.

We generally recognize revenue on system installations on a “percentage of completion” basis and payments are due upon the achievement of contractual milestones and any delay or cancellation of a project could adversely affect our business.

We generally recognize revenue on our system installations on a “percentage of completion” basis, and as a result, our revenues from these installations are driven by the performance of our contractual obligations, which is generally driven by timelines for the installation of our solar power systems at customer sites. This could result in unpredictability of revenue and in the near term, a revenue decrease. As with any project-related business, there is the potential for delays within any particular customer project. Variation of project timelines and estimates may impact our ability to recognize revenue in a particular period. In addition, certain customer contracts may include payment milestones due at specified points during a project. Because we must invest substantial time and incur significant expense in advance of achieving milestones and the receipt of payments, failure to achieve milestones could adversely affect our business and results of operations.

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

Our continued operations are dependent upon our ability to identify, recruit and retain adequate management personnel to perform certain jobs such as engineering of solar systems, developing and maintaining internet based platforms for monitoring of SEFs and producing and facilitating the shipment of materials necessary for the installation of SEFs. We require trained graduates of varying levels and experience and a flexible work force of semi-skilled operators.

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

We transact business in a variety of currencies including the U.S. dollar, the Chinese Yuan Renminbi (“RMB”), and the Euro. We make all sales in both U.S. dollars and the Euro and we incur operating expenses in RMB and in Euros. Changes in exchange rates would affect the value of deposits of currencies we hold. Fluctuations in exchange rates may affect product demand and may adversely affect our profitability in U.S. dollars to the extent the price of our solar modules and cost of raw materials, labor, and equipment is denominated in a foreign currency. We do not currently hedge against our exposure to currency risk described above.

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

Changes in the U.S. Federal and international tax law regarding foreign earnings could materially affect our future results.

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

LDK owns approximately 71% of our common stock on an as converted, fully-diluted basis. As a result, LDK will have significant control of the election of our directors and may influence our corporate and management policies. LDK also has sufficient voting power to amend our organizational documents. The interests of LDK may not coincide with the interests of other holders of our common stock. LDK may also pursue, for its own account, acquisition opportunities that may be complementary to our business, and as a result, those acquisition opportunities may not be available to us. So long as LDK continues to own a significant amount of the outstanding shares of our common stock, it will continue to be able to strongly influence or effectively control our decisions, including potential mergers or acquisitions, asset sales and other significant corporate transactions. Although we will operate separately, there are no assurances that conflicts will not arise in the future.

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

As of December 31, 2012, we had 198,214,456 shares of common stock outstanding. LDK holds 141,517,570 shares of common stock or approximately 71% of total common stock outstanding. The possibility that substantial amounts of our outstanding common stock may be sold by LDK or the perception that such sales could occur, often called “equity overhang,” could adversely affect the market price of our common stock and could impair our ability to raise additional capital through the sale of equity securities in the future.

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

ITEM 1B — UNRESOLVED STAFF COMMENTS

None.

ITEM 2 — PROPERTIES

Our corporate headquarters are located in Roseville, California in an office space of 11,300 square feet which is under a five year lease that expires in July 2017. We occupy 3,900 square feet of office space in Shenzhen, China, to accommodate our support services operations, under a lease that expires in November 2013. We occupy approximately 4,000 square feet of office space in San Francisco, California, for financial reporting, legal and business development, under a lease that expires in January 2017. We occupy a sales office of 3,300 square feet in Bedminster, New Jersey which is under a lease that expires in May 2015. The Company retains 7,600 square feet of warehouse space in Rocklin, California under a lease that expires in July 2017. We occupy an office space located in Milan, Italy of 1,000 square feet which is under a lease that expires in June 2015.

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

Motech Industries, Inc. v. Solar Power, Inc.

Motech Industries, Inc. (“Motech”) filed a complaint against the Company on November 21, 2011, in the Superior Court of California, County of Sacramento, alleging that the Company breached a November 29, 2010 settlement agreement by failing to make payments set forth therein for products supplied to the Company by Motech. Motech has alleged causes of action for breach of contract and breach of the covenant of good faith and fair dealing seeking to recover a total of $339,544.15 in damages from the Company plus its attorneys’ fees and costs. The Company filed its answer on December 22, 2011 generally denying all of the allegations in Motech’s complaint. Specifically, the Company contends that it has paid Motech in full for all monies owed under the settlement agreement. No discovery has been conducted, and on January 25, 2013, the Court denied Motech’s motion for summary judgment. The Company intends to defend the action and believes it is unlikely that the Company will be required to pay any amounts related to this complaint, therefore no accrual has been made in the Company’s Consolidated Financial Statements.

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

PART II

ITEM 5 — MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock began trading on the Over the Counter Bulletin Board (OTCBB) under the symbol “SOPW.OB” on September 25, 2007. The quarterly high and low bid information in U.S. dollars on the OTCBB of our common shares during the periods indicated are as follows:

	High Bid	Low Bid
Fiscal Year Ended December 31, 2012
Fourth Quarter to December 31, 2012	$0.10	$0.05
Third Quarter to September 30, 2012	$0.30	$0.09
Second Quarter to June 30, 2012	$0.54	$0.20
First Quarter to March 31, 2012	$0.70	$0.32
Fiscal Year Ended December 31, 2011
Fourth Quarter to December 31, 2011	$0.39	$0.20
Third Quarter to September 30, 2011	$0.50	$0.29
Second Quarter to June 30, 2011	$0.53	$0.38
First Quarter to March 31, 2011	$0.62	$0.31

These Over-the-Counter Bulletin Board bid quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions. On December 31, 2012, the last reported sale price for our common stock was $0.05 per share.

As of March 22, 2013 we had approximately 84 holders of record of our common stock.

We have never declared or paid cash dividends on our common stock and do not anticipate paying any cash dividends on our common stock in the foreseeable future.

Recent Sales of Unregistered Securities

On February 15, 2012, the Company issued a warrant to Cathay General Bancorp to purchase 300,000 shares of the Company’s Common Stock. The warrant expires on February 15, 2015 and is exercisable anytime within that period for an exercise price of $0.75 per share. The above securities were issued in a private placement under Section 4(2) of the Securities Act, Rule 506 of Regulation D under the Securities Act.

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

The following table provides aggregate information as of December 31, 2012 with respect to all compensation plans (including individual compensation arrangements) under which equity securities are authorized for issuance:

Plan Category	Number of securities to be issued upon exercise of of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in the first column)
Equity Compensation Plans approved by security holders	6,136,500	$0.47	11,565,606	(1)
Equity Compensation Plans not approved by security holders	—	—	—
Total	6,136,500	$0.47	11,565,606	(1)

(1)
Includes number of shares of common stock reserved under the 2006 Equity Incentive Plan (the “Equity Plan”) as of December 31, 2012, which reserves 9% of the outstanding shares of common stock of the Company, plus outstanding warrants.

Issuer Purchase of Equity Securities

None.

ITEM 6.  SELECTED FINANCIAL DATA

Pursuant to Item 301(c) of Regulation S-K., the Company, as a smaller reporting company, is not required to provide the information required by this item.

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

The following discussion is presented on a consolidated basis, and analyzes our financial condition and results of operations for the years ended December 31, 2012 and 2011.

Unless the context indicates or suggests otherwise reference to “we”, “our”, “us” and the “Company” in this section refers to the consolidated operations of Solar Power, Inc.

Overview

Solar Power, Inc. and its subsidiaries (collectively the “Company”) consist of the combination of the legacy reporting entity Solar Power, Inc. and Solar Green Technology S.p.A. (“SGT”) and their respective subsidiaries. We are a global solar energy facility (“SEF”) developer offering high-quality, low-cost distributed generation and utility-scale SEF development services. Primarily, we partner with developers around the world who hold large portfolios of SEF projects for whom we serve as co-developer and engineering, procurement and construction (“EPC”) contractor. In addition to building SEFs using products manufactured by LDK Solar Co., Ltd. (“LDK”), our parent company, we also sell solar modules and balance of system components manufactured by third party vendors to other integrators in the U.S., Asian, and European markets. In addition to designing, engineering and constructing large-scale SEFs, we also provide long-term operations and maintenance (“O&M”) services through our proprietary O&M program SPIGuardian TM. This service program provides a comprehensive suite of services that engage upon a facility’s commissioning to provide performance monitoring, system reporting, preventative maintenance and full warranty support over the anticipated life of the SEF. While SPI still considers O&M services to be within its core competencies, we are currently exploring third party outsourcing for these services on a going forward basis to assist in the reduction of operating expenses

On March 31, 2011, LDK Solar Co., Ltd. (“LDK”) obtained a controlling interest in Solar Power, Inc. by making a significant investment in our business that provided working capital and broader relationships that allowed us to more aggressively pursue commercial and utility projects globally. At December 31, 2012, LDK owns approximately 71% of the Company’s outstanding Common Stock. The transaction complemented LDK’s vertical integration, effectively providing us with strategic capital by making us its downstream SEF development platform and a member of the global LDK family. With LDK’s investment in Solar Power, Inc., we expanded in 2011 and engaged in business development activities that have allowed us to grow our global pipeline while accelerating our construction of multiple projects simultaneously. LDK’s modules have been used in the majority of the systems we produce; however, we maintain relationships with other module manufacturers when circumstances call for an alternative to LDK’s line of modules. See Note 2— Going Concern Considerations and Management’s Plan of the Notes of the Consolidated Financial Statements for further discussion related to the accounts payables with LDK.

In June 2012, we acquired Solar Green Technology S.p.A. (“SGT”), a SEF developer headquartered in Milan, Italy, from LDK Solar Europe Holding S.A (“LDK Europe”) and the two founders of SGT. Because LDK Europe is a wholly-owned subsidiary of our parent, LDK, the acquisition was treated as a transaction between entities under common control. In accordance with ASC Topic 805, Business Combinations, these financial statements reflect the combination of Solar Power, Inc., and SGT’s financial statements for all periods presented under which both entities were under the common control of LDK. LDK obtained a controlling interest in SGT on July 20, 2009. LDK obtained a controlling interest in Solar Power, Inc. on March 31, 2011. As such, the Company recognized the assets and liabilities of SGT (the accounting receiving entity) at their historical carrying values in accordance with U.S. GAAP and has recast the assets and liabilities of the legacy Solar Power, Inc. entity (the transferring entity) to reflect carrying value of the parent, LDK, which were stepped up to fair value on March 31, 2011 upon LDK obtaining a controlling interested in Solar Power, Inc. The period from January 1, 2011 through March 31, 2011 represents SGT’s financial results only, given that it was the predecessor entity in the transaction. Upon LDK acquiring its controlling interest in Solar Power, Inc. on March 31, 2011, the equity of the new reporting entity for the combined financial statements of Solar Power, Inc. and SGT reflects the Preferred and Common Stock of Solar Power, Inc. and associated additional paid-in capital and SGT’s retained earnings (accumulated deficit) and foreign currency translation at March 31, 2011. Adjustments to eliminate the capital share accounts of SGT were recorded to additional paid-in capital. The acquisition of SGT complemented the Company’s global growth strategy. See Note 5— Acquisition of Solar Green Technology of the Notes of the Consolidated Financial Statements for further discussion related to the accounts payables with LDK. As a result of the transaction, in July 2012, we issued 9,771,223 shares of its Common Stock to LDK Europe, a wholly owned subsidiary of LDK, wherein LDK retained ownership of approximately 71% of our outstanding Common Stock as of December 31, 2012.

Critical Accounting Policies and Estimates

Revenue recognition

Product sales — Revenue on product sales is recognized when there is evidence of an arrangement, title and risk of ownership have passed (generally upon delivery), the price to the buyer is fixed or determinable and collectability is reasonably assured. We make determination of our customer’s credit worthiness at the time we accept their initial order. For cable, wire and mechanical assembly sales, there are no formal customer acceptance requirements or further obligations related to our assembly services once we ship our products. Customers do not have a general right of return on products shipped therefore we make no provisions for returns.

Construction Contracts — Revenue on photovoltaic system construction contracts is generally recognized using the percentage of completion method of accounting, unless we cannot make reasonably dependable estimates of the costs to complete the contract or the contact value is not fixed, in which case we would use the completed contract method. At the end of each period, the Company measures the cost incurred on each project and compares the result against its estimated total costs at completion. The percent of cost incurred determines the amount of revenue to be recognized. Payment terms are generally defined by the contract and as a result may not match the timing of the costs incurred by the Company and the related recognition of revenue. Such differences are recorded as costs and estimated earnings in excess of billings on uncompleted contracts or billings in excess of costs and estimated earnings on uncompleted contracts. The Company determines its customer’s credit worthiness at the time the order is accepted. Sudden and unexpected changes in customer’s financial condition could put recoverability at risk.

The percentage-of-completion method requires the use of various estimates including among others, the extent of progress towards completion, contract revenues and contract completion costs. Contract revenues and contract costs to be recognized are dependent on the accuracy of estimates, including direct material and labor costs and those indirect costs related to contract performance, such as indirect labor, supplies, tools, repairs, and depreciation costs. We have a history of making reasonable estimates of the extent of progress towards completion, contract revenues and contract completion costs. However, due to uncertainties inherent in the estimation process, it is possible that actual contract revenues and completion costs may vary from estimates. Under the completed-contract method, contract costs are recorded to a construction in progress account and cash received is recorded to a liability account during the periods of construction. All revenues, costs, and profits are recognized in operations upon completion of the contract.  A contract is considered complete and revenue recognized when all costs except insignificant items have been incurred and final acceptance has been received from the customer and receivables are deemed to be collectible.  Provisions for estimated losses on uncompleted contracts, if any, are recognized in the period in which the loss first becomes probable and reasonably estimable.

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

For any arrangements containing multiple deliverables not covered under the revenue guidance for real estate or for long-term construction contracts, we analyze each activity within the sales arrangement to ensure that we adhere to the separation guidelines for multiple-element arrangements.  We allocate revenue for any transactions involving multiple elements to each unit of accounting based on our best estimate of the selling price, and recognize revenue for each unit of accounting when the revenue recognition criteria have been met.

Construction in Progress — During 2012, we entered into EPC arrangements to develop utility-scale SEF’s across Greece and Italy.  We applied the completed contract method to these arrangements and have capitalized all costs related to these projects.  During the three months ended December 31, 2012, we recorded a $2.7 million provision for losses on contracts to costs incurred on the Greek projects that exceeded the discounted present value of the contract, reducing the balance of construction in progress for the Greek projects to $14.7 million as of December 31, 2012.  The Greek project was substantially complete at December 31, 2012; however, final acceptance had not yet been received.  The project in Italy was still in progress at December 31, 2012 and had a construction in progress balance of $1.4 million. No revenue has been recognized on any of these arrangements as of December 31, 2012.

Cable, wire and mechanical assemblies — In January 2012, the Company reassessed its business strategy and decided to no longer accept new orders. In our cable, wire and mechanical assemblies business the Company recognizes the sales of goods when there is evidence of an arrangement, title and risk of ownership have passed, the price to the buyer is fixed or determinable and collectability is reasonably assured. There are no formal customer acceptance requirements or further obligations related to our assembly services once we ship our products. Customers do not have a general right of return on products shipped therefore we make no provisions for returns. We make determination of our customer’s credit worthiness at the time we accept their order.

Product and Performance Warranties — The Company offers the industry standard of 25 years for our solar modules and industry standard five (5) years on inverter and balance of system components. Due to the warranty period, we bear the risk of extensive warranty claims long after we have shipped product and recognized revenue. In our cable, wire and mechanical assemblies business, historically our warranty claims have not been material. In our solar photovoltaic business, our greatest warranty exposure is in the form of product replacement. Until the third quarter of 2007, the Company purchased its solar panels from third-party suppliers and since the third-party warranties are consistent with industry standards we considered our financial exposure to warranty claims immaterial. Certain photovoltaic construction contracts entered into during the year ended December 31, 2007 included provisions under which the Company agreed to provide warranties to the buyer, and during the quarter ended September 30, 2007 and continuing through the fourth quarter of 2010, the Company installed its own manufactured solar panels. As a result, the Company recorded the provision for the estimated warranty exposure on these contracts within cost of sales. Since the Company does not have sufficient historical data to estimate its exposure, we have looked to our own historical data in combination with historical data reported by other solar system installers and manufacturers. The Company installs panels manufactured by unrelated third parties and its parent LDK Solar Co., Ltd. We provide their pass through warranty and reserve for unreimbursed costs, such as labor, material and transportation costs to replace panels and balance of system components provided by third-party manufacturers. To the extent our estimate of warranty cost is inaccurate we may incur additional costs to satisfy our contractual obligations, and those costs may be material to our financial condition, results of operations and cash flows.

Inventories — Certain factors could impact the realizable value of our inventory, so we continually evaluate the recoverability based on assumptions about customer demand and market conditions. The evaluation may take into consideration historic usage, expected demand, anticipated sales price, product obsolescence, customer concentrations, product merchantability and other factors. The reserve or impairment is equal to the difference between the cost of inventory and the estimated market value based upon assumptions about future demand and market conditions. If actual market conditions are less favorable than those projected by management, inventory reserves or impairments may be required that could negatively impact our gross margin and operating results.

Inventories are stated at the lower of cost or market, determined by the first in first out cost method. Work-in-progress and finished goods inventories consist of raw materials, direct labor and overhead associated with the manufacturing process. Provisions are made for obsolete or slow-moving inventory based on management estimates. Inventories are impaired based on the difference between the cost of inventories and the net realizable value based upon estimates about future demand from customers and specific customer requirements on certain projects. Inventory impairment charges establish a new cost basis for inventory and charges are not subsequently reversed to income even if circumstances later suggest that increased carrying amounts are recoverable.

Stock based compensation — The Company measures the stock-based compensation expense of share-based compensation arrangements based on the grant-date fair value and recognizes the costs in the financial statements over the employee requisite service period.

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

Segment Information

In January 2012, the Company reassessed its reportable segments and determined that the former cable, wire and mechanical assemblies operating segment no longer meets the qualitative and quantitative characteristics that require separate reporting. The basis for the change from reporting two reportable segments to a single segment is the decline in revenues related to this former segment due to the changes in business strategy. As such, effective January 2012, the Company operates in one reportable segment. The prior periods have been restated to conform to the current period presentation.

Recent Accounting Pronouncements

In December 2010, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2010-28, Intangibles — Goodwill and Other (Topic 350). ASU 2010-28 modifies Step 1 of the goodwill impairment test for reporting units with zero or negative carrying amounts. For those units, an entity is required to perform Step 2 of the goodwill impairment test if it is more likely than not that a goodwill impairment exists. ASU 2010-28 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. The adoption of this update did not impact the Consolidated Financial Statements.

In May 2011, the FASB issued ASU No. 2011-04, Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs, which amends current fair value measurement and disclosure guidance to provide increased transparency around valuation inputs and investment categorization. This update became effective prospectively for the Company in the first quarter of fiscal 2012. Other than additional disclosure requirements (refer to Note 19 —Fair Value of Financial Instruments), the adoption of this update did not impact the Consolidated Financial Statements.

In June 2011, the FASB issued ASU No. 2011-05, Presentation of Comprehensive Income. ASU 2011-05, as amended by ASU 2011-12, increases the prominence of other comprehensive income in financial statements. Under this update, an entity has the option to present the components of net income and comprehensive income in either a single continuous statement of comprehensive income or in two separate but consecutive statements. The Company has selected to report two separate statements. The update eliminates the option to present other comprehensive income in the statement of changes in stockholders’ equity. This update was effective on a retrospective basis for fiscal years, and interim periods within those years, beginning after December 15, 2011. Other than the change in presentation, the adoption of this update did not impact the Consolidated Financial Statements.

In September 2011, the FASB issued ASU No. 2011-08, Intangibles—Goodwill and Other: Testing Goodwill for Impairment, which permits an entity to make a qualitative assessment of whether it is more likely than not that a reporting unit’s fair value is less than its carrying amount before applying the two-step goodwill impairment test. If an entity can support the conclusion that it is more likely than not that the fair value of a reporting unit is more than its carrying amount, it would not need to perform the two-step impairment test for that reporting unit. Goodwill must be tested for impairment at least annually, and prior to the ASU, a two-step test was required to assess goodwill for impairment. In Step 1, the fair value of a reporting unit is compared to the reporting unit’s carrying amount. If the fair value is less than the carrying amount, Step 2 is used to measure the amount of goodwill impairment, if any. The update was effective for annual and interim goodwill impairment tests performed in fiscal years beginning after December 15, 2011. The adoption of this update did not impact the Consolidated Financial Statements.

In July 2012, the FASB issued ASU No. 2012-02, Intangibles—Goodwill and Other: Testing Indefinite-Lived Intangible Assets for Impairment, which simplifies the guidance for testing the decline in the realizable value (impairment) of indefinite-lived intangible assets other than goodwill. An organization is now allowed to first assess qualitative factors to determine whether it is necessary to perform the quantitative impairment test. These changes become effective for the Company on January 1, 2013. Adoption of this update will have no impact on the Consolidated Financial Statements.

In February 2013, the FASB issued ASU No. 2013-02, Comprehensive Income—Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income, which requires entities to provide information about the amounts reclassified out of accumulated other comprehensive income by component. In addition, entities are required to present, either on the face of the statement where net income is presented or in the notes, significant amounts reclassified out of accumulated other comprehensive income by the respective line items of net income but only if the amount reclassified is required under U.S. GAAP to be reclassified to net income in its entirety in the same reporting period. For other amounts that are not required under U.S. GAAP to be reclassified in their entirety to net income, entities are required to cross-reference to other disclosures required under U.S. GAAP that provide additional detail about those amounts. These changes become effective for the Company on January 1, 2013. Management has determined that the adoption of these changes will not have an impact on the Consolidated Financial Statements.

Results of Operations

Comparison of the year ended December 31, 2012 to the year ended December 31, 2011

Acquisition of an entity under common control

Impacting the results of operations for all periods presented is the accounting treatment prescribed for an acquisition of an entity under common control, as noted above in the Overview and in Note 5 —Acquisition of Solar Green Technology to the Consolidated Financial Statements. Due to this accounting treatment, the three months ended March 31, 2011 now reflect the results of SGT only and not those of the legacy Solar Power, Inc. entity. As such the year ended December 31, 2011, reflect the results of legacy Solar Power, Inc. for the nine month period ended December 31, 2011 combined with those of SGT for the twelve month period ended December 31, 2011.

As a result, excluded from the results of operations, below, are the results of legacy Solar Power, Inc. (“SPI”) for the three months ended March 31, 2011, as follows: net sales of $5.8 million, cost of goods sold of $5.1 million, general and administrative expenses of $1.6 million, sales, marketing and customer service expenses of $0.5 million, engineering, design and product management expenses of $0.1 million, interest expense of $0.4 million, interest income of $2,000, other expense of $6,000, and income tax expense of $7,000.

Net sales — Net sales were $100.0 million and $139.8 million for the year ended December 31, 2012 and 2011, respectively, a decrease of $39.8 million, or 28.5%. Included in net sales for the year ended December 31, 2012 were related party sales to LDK, North Palm Springs Investments, LLC (“NPSLLC”), a wholly owned subsidiary of LDK Solar USA, Inc., and Terrasol of $35.5 million, primarily consisting of solar development project costs. Included in net sales for the year ended December 31, 2011 were related party sales to LDK and NPSLLC of $31.5 million, primarily consisting of solar development project costs and the sale of an Italian SEF to LDK. The decrease in net sales for the year ended December 31, 2012 over the comparative period was primarily due to a decline in utility-scale solar projects in Italy and in the U.S. as well as a decrease in the volume of sales of solar panel and a decrease in the average selling prices. We expect that net sales will decline before ramping up again in the future as new project development is on hold while existing projects in process are completed and collections are achieved to provide further working capital for any new projects. Absent third party debt financing for project construction, future development will be dependent on internal cash flow.

Cost of goods sold — Cost of goods sold was $91.4 million (91.4% of net sales) and $123.9 million (88.6% of net sales) for the year ended December 31, 2012 and 2011, respectively, a decrease of $32.5 million, or 26.2%. Cost of goods sold for the year ended December 31, 2012 includes related party costs of goods sold to LDK, NPSLLC and Terrasol of $32.6 million and a provision for losses on contracts of $2.7 million due to costs incurred on the Greek project portfolio that exceeded the discounted present value of the contract. Cost of goods sold for the year ended December 31, 2011 includes related party costs of goods sold to LDK and NPSLLC of $28.4 million. Cost of goods sold as a percentage of sales for the year ended December 31, 2012 as compared to the comparative period was higher due to few EPC arrangements and solar panel sales in 2012 offset by EPC arrangements with greater margins executed in 2012. We expect that cost of goods sold, as a percentage of sales, will remain consistent with current levels as we continue to manage existing contracted EPC projects under development.

Gross margins were 8.6% and 11.4% for the years ended December 31, 2012 and 2011, respectively. Gross margins attributable to non-related parties were 13.0% and 11.9% for years ended December 31, 2012 and 2011, respectively. The increase in gross margin from non-related parties for the year ended December 31, 2012 over that of the comparative period was due to higher margin EPC arrangements executed in 2012. Gross margins for existing contracted EPC projects under development are expected to be consistent with current year margins. Gross margins attributable to related parties were 8.2% and 9.7% for the years ended December 31, 2012 and 2011, respectively. The decrease in gross margin from related parties for the year ended December 31, 2012 from that of the comparative period was primarily due to a single project that incurred cost overruns in the year ended December 31, 2012. Gross margins from related parties, as a percentage of sales, are expected to remain consistent with existing contracted EPC projects under development. Total gross margin for the year ended December 31, 2012 as compared to December 31, 2011 was negatively impacted by a provision for losses on contracts of $2.7 million during 2012.

General and administrative expenses — General and administrative expenses were $13.1 million (13.1% of net sales) and $7.1 million (5.1% of net sales) for the years ended December 31, 2012 and 2011, respectively, an increase of $6.0 million, or 83.1%. The increase in general and administrative expenses for the year ended December 31, 2012 over the comparative period was primarily due to increases in professional services of $3.3 million primarily related to the SGT transaction, personnel-related costs of $2.1 million, rent expense of $0.4 million, depreciation expense of $0.2 million and amortization of intangible assets of $0.2 million, offset by decreases in bad debt expense of $0.4 million. Contributing to these increases was the accounting treatment for the acquisition SGT, an entity under common control by LDK, which resulted in the comparison of 2012, composed of four quarters of results, to 2011, which was composed of four quarters of the results of SGT combined with three quarters of legacy SPI results. We expect that general and administrative expenses, specifically personnel-related costs and professional services, will scale downward from the current period due to our recent cost reduction actions.

Sales, marketing and customer service expense — Sales, marketing and customer service expenses were $10.6 million (10.6% of net sales) and $4.2 million (3.0% of net sales) for the years ended December 31, 2012 and 2011, respectively, an increase of $6.4 million, or 152.4%. The increase in sales, marketing and customer service expense for the year ended December 31, 2012 over the comparative period was primarily due to increases in commission expense of $4.6 million, write-offs of $1.3 million related to non-refundable land deposit for certain solar projects, which were reassessed and determined to no longer be viable for development, and increases in personnel-related costs of $0.6 million. Contributing to these increases was the accounting treatment for the acquisition of SGT, an entity under common control by LDK, which resulted in the comparison of 2012, composed of four quarters of results, to 2011, which was composed of four quarters of the results of SGT combined with three quarters of legacy SPI results. We expect that sales, marketing and customer service expenses, specifically personnel-related costs and commission expense, will decrease in the near term before ramping in-line with increases in net sales, as noted above.

Engineering, design and product management expense — Engineering, design and product management expenses were $2.6 million (2.6% of net sales) and $2.0 million (1.4% of net sales) for the years ended December 31, 2012 and 2011, respectively, an increase of $0.6 million, or 30.0%. The increase in engineering, design and product management costs for the year ended December 31, 2012 over the comparative period was primarily due to an increase in consulting and personnel-related costs of $0.7 million. We expect these expenses to decline due to lower personnel-related costs from our recent decisions to outsource design and engineering services.

Impairment charge — During the three months ended September 30, 2012, due primarily to the recent reduction in the Company’s market capitalization, our market value was significantly below our book value, thus triggering an impairment analysis. As a result of this analysis, we recorded a goodwill impairment charge of $5.2 million. As such, the balance of goodwill as of December 31, 2012 was zero. For the year ended December 31, 2011, no impairment of goodwill was recorded.

During the three months ended December 31, 2012, we determined that the carrying value of certain intangible assets related to customer relationships in our former cable, wire and mechanical assemblies business was no longer recoverable and therefore recognized an impairment loss of $0.1 million. For the year ended December 31, 2011, no impairment of intangible assets was recorded.

During the three months ended June 30, 2011, we recorded an impairment charge of $0.4 million to reduce the carrying amount of the asset held for sale to the revised estimate of fair value less cost to sell. The fair value was estimated based on a discounted cash flow analysis using level 3 unobservable inputs. There was no additional impairment recorded during the remainder of the year ended December 31, 2011. During the second quarter of 2012, we recorded an impairment charge of $0.7 million to reduce the carrying amount of the asset held for sale to the revised estimate of fair value less cost to sell. During the second quarter of 2012, subsequent to the impairment, this asset was sold to a related party. Refer to Note 9— Assets Held For Sale of the Consolidated Financial Statements for details on assets held for sale and to Note 20— Related Party Transactions of the Consolidated Financial Statements for details on related party transactions. The fair value was estimated based on a discounted cash flow analysis using level 3 unobservable inputs.

Interest expense — Interest expense was $4.1 million and $1.5 million, respectively, for the years ended December 31, 2012 and 2011. The increase in interest expense of $2.6 million, or 173.3%, for the year ended December 31, 2012, over the comparative period was due to an increase in the principal balance of borrowings to fund SEF project construction and operations. Contributing to the increase was the removal of $0.4 million in interest expense for the three months ended March 31, 2011 related to legacy SPI due to the accounting treatment for the acquisition of SGT, an entity under common control by LDK. We expect that interest expense will continue to fluctuate in future periods depending on the utilization of debt financing in our operations.

Interest income — Interest income was $2.5 million and $0.2 million for the years ended December 31, 2012 and 2011, respectively. The increase in interest income of approximately $2.3 over the comparative period was due to the newly issued outstanding notes receivable with two customers for their predevelopment and site acquisition costs related to EPC contracts between the customers and the Company. We expect that we will continue to earn interest income at similar levels in the future until the notes are repaid by the customers. The Notes for each customer are due in 2013 and 2014, respectively. We do not expect to lend to new customers in the future, as such interest income is expected to fluctuate depending on the principal balance of the currently outstanding notes receivable.

Other (expense) income — Other (expense) income, net, was expense of $0.2 million and income of $0.9 million for the years ended December 31, 2012 and 2011, respectively. Other expense, net, for the year ended December 31, 2012 increased by $1.0 million from the comparative period mainly due to the gains on the sale of an SGT special purpose entity that occurred in 2011. We expect that we will continue to be exposed to currency gains and losses in the future.

Income tax expense — The Company had a benefit from income taxes of $0.1 million for the year ended December 31, 2012, and a provision for income taxes $0.2 million for the year ended December 31, 2011. The Company is currently in a net cumulative loss position and has significant net operating loss carry forwards. The income tax benefit for the year ended December 31, 2012 primarily consisted of tax benefit related to our Italy and China support entities. The income tax expense for the year ended December 31, 2011 was primarily due to taxes on income generated in the 2011 year, including federal AMT and state tax for which no benefit of net operating losses was allowed.

Liquidity

A summary of the sources and uses of cash and cash equivalents is as follows:

	For the Years Ended December 31,
	2012	2011 As Recast (1)
Net cash used in operating activities	$(14,397)	$(26,090)
Net cash used in investing activities	(7,345)	(11,558)
Net cash provided by financing activities	14,440	56,627
Effect of exchange rate changes on cash	602	161
Net (decrease) increase in cash and cash equivalents	$(6,700)	$19,140

(1)
As adjusted to reflect the activity of SGT beginning January 1, 2011 combined with the balances of Solar Power, Inc. beginning March 31, 2011, as required under the accounting guidelines for a transfer of an entity under common control (refer to Note 5 —Acquisition of Solar Green Technology to the Consolidated Financial Statements).

As of December 31, 2012 and 2011, we had $17.8 million and $24.5 million, respectively, in cash and cash equivalents.

Operating Activities – Net cash used in operating activities of $14.4 million for the year ended December 31, 2012 included a net loss of $25.4 million offset in part by non-cash items included in net loss, consisting of depreciation and amortization of $1.1 million related to property and equipment, impairment of goodwill, intangible assets, and an asset held for sale of $6.0 million, amortization of intangible assets of $0.7 million, stock-based compensation expense of $0.5 million, and an inventory impairment charge of $0.3 million, offset by non-cash activity related to the solar system subject to financing obligation of $1.0 million. Also contributing to cash used in operating activities were increases in costs and estimated earnings in excess of billing on uncompleted contracts of $20.8 million, increases in construction in progress of $16.1 million, increases in prepaid expenses and other current assets and other assets of $3.1 million, a decrease in income tax payable of $0.6 million, and decreases in accounts payable of $7.1 million, offset by decreases in accounts receivable of $40.0 million, decreases in inventories of $6.1 million due to the use of material installed on construction projects, increases in accrued liabilities of $3.0 million and increases in billings in excess of costs and estimated earnings on uncompleted contracts of $1.0 million.

Investing Activities – Net cash used in investing activities of $7.3 million for the year ended December 31, 2012 resulting from cash loaned to customers in exchange for a promissory notes of $10.5 million, payments for the acquisition of property, plant and equipment of $1.0 million, offset by repayments of a note receivable of $2.3 million, net proceeds from the sale of an asset held for sale of $1.5 million, and proceeds from the disposition of fixed assets of $0.4 million.

Financing Activities – Net cash provided by financing activities was $14.4 million for the year ended December 31, 2012 and resulted primarily from proceeds from lines of credit and construction loans of $26.5 million, proceeds from sale leaseback of $6.5 million, and a decrease in restricted cash of $0.5 million, offset by principal payments on loans and lease obligations of $18.9 million and a cash distribution in connection with the transfer of entities under common control of $0.3 million.

Capital Resources and Material Known Facts on Liquidity

As of December 31, 2012, we had $17.8 million in cash and cash equivalents, $0.4 million of restricted cash held in our name in interest bearing accounts, $69.8 million in accounts and notes receivable of which $11.9 million is due from our parent, LDK, and $47.5 million in costs and estimated earnings in excess of billings on uncompleted contracts and construction in progress, none of which is related to construction projects between the Company and our parent, LDK.

On April 27, 2012, we made a secured loan of $1.0 million to Solar Hub Utilities, LLC (“Solar Hub”), to be used for pre-development costs, and recorded the amount in the account notes receivable. On June 8, 2012, we agreed to advance Solar Hub up to $9.0 million under a new $9.0 million secured promissory note, which refinanced the original $1.0 million advance and bears a 6 percent annual interest rate. In March 2013, the interest was changed to a flat 10% in accordance with the Amended and Restated Secured Promissory Note. This note receivable is secured by the project assets. Repayment in full of all borrowed amounts was due on December 31, 2013 but has been extended to a new maturity date of July 1, 2014 in accordance with the Amended and Restated Secured Promissory Note. As of December 31, 2012, the balance of the note receivable from Solar Hub was $7.1 million.

On December 30, 2011, we secured construction finance facilities totaling $42.8 million from China Development Bank (“CDB”) to fund the construction of two solar energy facility (“SEF”) projects under EPC agreements with KDC Solar LLC. As of December 31, 2012, the Company’s outstanding balance on the credit facility with CDB was $27.9 million. As a result of the solar projects in development under the various EPC agreements, we had accounts receivable of $16.3 million from KDC as of December 31, 2012.

We incurred a net loss of $25.4 million during the year ended December 31, 2012 and have an accumulated deficit of $23.8 million as of December 31, 2012. Our working capital levels have decreased significantly from $61.1 million at December 31, 2011 to $22.4 million at December 31, 2012. Our parent company, LDK Solar Co., Ltd. ("LDK"), who owns approximately 71% of our outstanding Common Stock, has disclosed publicly that it had a net loss and negative cash flows from operations for the year ended December 31, 2011 and has a working capital deficit and was not in compliance with certain financial covenants on its indebtedness at December 31, 2011. LDK's publicly available interim financial information for 2012 shows no significant improvement. These factors raise substantial doubt as to our ability to continue as a going concern. While our management believes that we have a plan to satisfy liquidity requirements for a reasonable period of time, there is no assurance that our plan will be successfully implemented. We are experiencing the following risks and uncertainties in the business:

•
China Development Bank (“CDB”) has provided financing for construction and project financing on certain development projects in the past. They have also executed non-binding term sheets for other projects, but there is no assurance that the projects in process will be funded. CDB has been financing the Company’s projects primarily as a result of the fact that the Company’s majority shareholder is LDK and CDB has a long term relationship with LDK.  Due to LDK’s financial difficulties, certain financing of the Company’s projects have been delayed. If CDB will no longer provide financing for the projects, the Company will need to seek construction financing from other sources which could be very difficult given the Company’s financial condition and LDK’s majority ownership of the Company. The company has substantially completed projects in Greece with a customer that is requesting debt term financing from CDB. If CDB does not provide the term financing, then the Company will collect its outstanding receivables from the operation’s cash proceeds over an extended period of time of up to six years.

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

•
In December 2012, the Company amended the Business Loan Agreement (the "Loan Agreement") entered into with Cathay Bank ("Cathay") on December 26, 2011. Under the original terms of the Loan Agreement, Cathay agreed to extend the Company a line of credit of the lesser of $9.0 million or 70% the aggregate amount in certain accounts, which was to mature on December 31, 2012. LDK, the majority shareholder of the Company, agreed to guarantee the full amount of the loan under a Commercial Guaranty by and between LDK and Cathay dated December 26, 2011. Under the terms of the amended Loan Agreement, the facility amount is reduced to the current balance outstanding of $7.0 million, with a variable interest rate of 2.00 percentage points above the prime rate and a 6.00 percentage point floor rate. The maturity date is extended to June 30, 2013 with principal payments of $0.5 million due each month beginning December 31, 2012. The covenants of the Loan Agreement were amended to include, among other items, the subordination of the net accounts payable due to LDK. In addition, under the Commercial Security Agreement dated December 26, 2011 (the "Security Agreement"), the Company granted Cathay a security interest in the Collateral (as defined in the Security Agreement), which Cathay can close on in the event of a default under the Loan Agreement. In the event that the Company does not make the principal payment, the bank could issue a notice of default and declare the amounts immediately due and payable.  If the Company cannot remedy the default, the Company does not have the ability to make the payments without additional sources of financing or accelerating the collection of outstanding receivables.

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

•
As of December 31, 2012 and 2011, the Company had accounts payable to LDK of $51.8 million and $62.2 million, respectively. The $51.8 million is comprised of $38.9 million due to LDK primarily related to U.S. and Greek project solar panel purchases and $12.6 million due to LDK for solar panels purchased for various Italian solar development projects. Of the $38.9 million due to LDK noted above, approximately $26.0 million is currently contractually past due and payable to LDK. Payment for the solar development project related panels was contractually due to LDK within four months of their purchases; however the payment terms with the customer were negotiated to be collected within nine to twelve months from sale. Although this portion of the payable to LDK is currently contractually past due, LDK has not demanded payment.  Although there are no formal agreements, LDK has verbally indicated that it will not demand payment until the receivable from the customer has been collected. Should LDK change its position and demand payment for the past due amount prior to collection of the related receivable from the customer, the Company does not have the ability to make the payment currently due without additional sources of financing or accelerating the collection of our outstanding receivables.

•
With LDK as a majority shareholder, the significant risks and uncertainties noted at LDK could have a significant negative impact on the financial viability of Solar Power, Inc. as well as indicate an inability for LDK to support the Company’s business.

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

The current economic conditions in the U.S. and Europe, the tariffs imposed on Chinese-manufactured solar panels imported into the U.S., and the reductions of solar incentives in Europe have presented challenges to us in generating the revenues and/or margins necessary to maintain positive working capital. Any new and existing projects requires additional increases in working capital as we incur significant costs from the time EPC agreements are executed until project completion or customer payment. Additionally, our revenues are highly dependent on third party financing for these projects. As a result, revenue recognition and collections remain difficult to predict and we cannot assure shareholders and potential investors that we will be successful in generating positive cash flows from operations. As the timing of revenue recognition and collection of related receivables are unpredictable, our strategy is to manage spending. This effort continues, as reflected in our revised business strategy as announced in the third quarter 2012 and reduction of our workforce, in order to focus on our core expertise of maximizing operating efficiencies and financial resources. Further cost reduction measures may be implemented by management as deemed necessary.

Off-Balance Sheet Arrangements

At December 31, 2012, we did not have any transactions, obligations or relationships that could be considered off-balance sheet arrangements.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Pursuant to Item 305(e) of Regulation S-K., the Company, as a smaller reporting company, is not required to provide the information required by this item.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The Financial Statements that constitute Item 8 are filed as a part of this Annual Report on Form 10-K are our Consolidated Financial Statements, beginning on page F-1.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Company maintains disclosure controls and procedures that are designed to provide assurance that the information required to be disclosed in the reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods required by the Securities and Exchange Commission. An evaluation of the effectiveness of the design and operations of the Company’s disclosure controls and procedures at the end of the period covered by this report was carried out under the supervision and with the participation of the management of Solar Power, Inc., including the Chief Executive Officer and the Chief Financial Officer. Based on such an evaluation, the Chief Executive Officer and the Chief Financial Officer concluded the Company’s disclosure controls and procedures were not effective as of the end of such period. In making this conclusion, the Company considered, among other factors, the previously identified material weaknesses described in the following paragraphs related the application of generally accepted accounting principles to material complex and non-routine transactions.

Management’s Annual Report on Internal Control over Financial Reporting

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

Management assessed the Company’s system of internal control over financial reporting as of December 31, 2012, in relation to the criteria for effective control over financial reporting as described in “Internal Control — Integrated Framework,” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management concludes that, as of December 31, 2012, its system of internal control over financial reporting is not effective and does not meet the criteria of the “Internal Control — Integrated Framework.”

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

Remediation of Material Weakness

As of September 30, 2012, we did not have sufficient controls and procedures in place to cause us to have a remote or less than a remote likelihood that a material misstatement would be prevented or detected in the consolidated financial statements and related disclosures from the application of generally accepted accounting principles in the U.S. to material complex and non-routine transactions. This material weakness resulted in material misstatements related to goodwill impairment and interest capitalization that were corrected prior to the issuance of those interim condensed consolidated financial statements for the three and nine months ended September 31, 2012. Consequently we failed to timely apply generally accepted accounting principles in the U. S. to the accounting for goodwill and interest capitalization and, therefore, concluded that there was more than a remote likelihood that a material misstatement of our annual financial statements would not have been prevented or detected.

During the three months ended December 31, 2012, to strengthen the Company’s processes relating to the accounting for material complex and non-routine transactions in accordance with generally accepted accounting principles in the U.S., subsequent to the end of our quarter ended September 30, 2012, the Company implemented a process to identify and research those items and engage technical expertise, if determined to be required, to provide reasonable assurance that the transactions are prepared in accordance with generally accepted accounting principles in the U.S. The Company’s policy requires the documentation and evaluation of complex and unusual transactions which are material either by the size or the nature of the transaction. To further address any remaining risks identified in its internal control over financial reporting, the Company performed additional manual procedures and analysis and other post-closing procedures in order to prepare the consolidated financial statements included in this Form 10-K. Management's continual efforts to improve the design and operating effectiveness of our internal controls over financial reporting are offset by attrition in the accounting department, leading to an inadequate segregation of duties. Therefore, the Company has concluded that the potential for a control deficiency to rise to the level of a material weakness exists at December 31, 2012 and will not be remediated in the subsequent year due to the lack of resources to ensure proper staffing of the accounting department. Management believes that the consolidated financial statements contained in the 2012 Form 10-K present the Company’s financial condition, results of operations, and cash flows as of the dates, and for the periods, presented, in conformity with generally accepted accounting principles in the U.S.

Changes in Internal Control over Financial Reporting

In the fourth quarter ended December 31, 2012, the changes in our internal control over financial reporting relate primarily to our remediation efforts for the material weakness mentioned above. This consisted primarily of the process documentation and testing of our controls related to the application of generally accepted accounting principles in the U.S. to material complex and non-routine transactions. Other than the remediation efforts related to our material weaknesses described above, there have been no changes that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting during the quarter ended December 31, 2012.

ITEM 9B.  OTHER INFORMATION

None.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this Item will be included in and is hereby incorporated by reference from our Proxy Statement for the 2013 Annual Meeting of Stockholders. We have adopted a Code of Ethics applicable to all employees including our CEO and CFO. A copy of the Code of Ethics is available at www.spisolar.com.

ITEM 11.  EXECUTIVE COMPENSATION

The information required by this Item will be included in and is hereby incorporated by reference from our Proxy Statement for the 2013 Annual Meeting of Stockholders.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this Item will be included in and is hereby incorporated by reference from our Proxy Statement for the 2013 Annual Meeting of Stockholders.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this Item will be included in and is hereby incorporated by reference from our Proxy Statement for the 2013 Annual Meeting of Stockholders.

ITEM 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this Item will be included in and is hereby incorporated by reference from our Proxy Statement for the 2013 Annual Meeting of Stockholders.

PART IV

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES

Exhibit No.	Description

2.1	Agreement and Plan of Merger dated as of January 25, 2006 between Welund Fund, Inc. (Delaware) and Welund Fund, Inc. (Nevada) (1)

2.2
Agreement and Plan of Merger by and among Solar Power, Inc., a California corporation, Welund Acquisition Corp., a Nevada corporation, and Welund Fund, Inc. a Nevada corporation dated as of August 23, 2006 (2)

2.3	First Amendment to Agreement and Plan of Merger dated October 4, 2006 (3)

2.4	Second Amendment to Agreement and Plan of Merger dated December 1, 2006 (4)

2.5	Third Amendment to Agreement and Plan of Merger dated December 21, 2006 (5)

2.6	Agreement of Merger by and between Solar Power, Inc., a California corporation, Solar Power, Inc., a Nevada corporation and Welund Acquisition Corp., a Nevada corporation dated December 29, 2006 (7)

2.7	Agreement of Merger by and between Solar Power, Inc., a Nevada corporation and Solar Power, Inc., a California corporation, dated February 14, 2007 (6)

3.1	Amended and Restated Articles of Incorporation (6)

3.2	Amendment of Amended and Restated Articles (17)

3.3	Bylaws (6)

3.4	Specimen (7)

3.5	Certificate of Determination of Rights, Preferences, Privileges and Restrictions of the Series A Preferred Stock of Solar Power (12)

10.1	Form of Securities Purchase Agreement, by and among Solar Power, Inc. and the purchasers named therein (9)

10.2	Form of Registration Rights Agreement, by and among Solar Power, Inc. and the purchasers named therein (9)

10.3	Loan Agreement with Five Star Bank dated June 1, 2010 (10)

10.4	Deposit Account Pledge Agreement dated June 22, 2010 (11)

10.5	Intercreditor Agreement dated June 22, 2010 (11)

10.6	Acknowledgment, Confirmation and Estoppel dated June 22, 2010 (11)

10.7	Continuing Guaranty by Steven C. Kircher dated June 22, 2010 (11)

Exhibit No.	Description

10.8	Continuing Guaranty by Kircher Family Irrevocable Trust dated June 22, 2010 (11)

10.9	Stock Pledge Agreement by Kircher Family Irrevocable Trust dated June 22, 2010 (11)

10.10	Stock Purchase Agreement with LDK Solar Co., Ltd. dated January 5, 2011 (12)

10.11	Form of Lock-up Agreements (12)

10.12	Voting Agreement (Steven C. Kircher) dated January 5, 2011 (12)

10.13	2006 Equity Incentive Plan (7)

10.14	Form of Nonqualified Stock Option Agreement (7)

10.15	Form of Restricted Stock Award Agreement (7)

10.16	Reserve Account Security Agreement with East West Bank dated January 8, 2011 (8)

10.17	Term Loan Agreement with East West Bank dated June 6, 2011 (15)

10.18	Standard Form Office Lease with Lum Yip Kee, limited, doing business as Twin Trees Land Company (16)

10.19	Master Solar Module Sales Agreement with KOC Solar Credit LS LLC, dated November 9, 2011 (18)

10.20	Business Loan Agreement by and Between Cathay Bank and Solar Power, Inc. as signed on December 26, 2011 (19)

10.21	Commercial Security Agreement by and Between Cathay bank and Solar Power, Inc. as signed on December 26, 2011 (19)

10.22	Promissory Note by and between Cathay Bank and Solar Power, Inc. as signed on December 26, 2011 (19)

10.23	Commercial Guaranty by and between Cathay Bank and LDK Solar Co., Ltd. as signed on December 26, 2011 (19)

10.24	ImClone and White Rose Security Agreement among Solar Power, Inc. and China Development Bank Corporation dated December 30, 2011 (20)

10.25	Facility Agreement relating to EPC Financing for White Rose Solar Power Project between SPI Solar New Jersey, Inc. and China Development Bank Corporation dated December 30, 2011 (20)

10.26	Facility Agreement relating to EPC Financing for ImClone Solar Power Project between SPI Solar New Jersey, Inc. and China Development Bank Corporation dated December 30, 2011 (20)

10.27	Office Lease with Glenborough San Francisco (21)

10.28	Secured Promissory Note by Solar Hub Utilities, LLC dated April 27, 2012 (22)

10.29	Security Agreement between Solar Hub Utilities, LLC, as Debtor, and Solar Power, Inc., as Secured Party dated April 27, 2012 (22)

10.30	Amended and Restated Solar Development Acquisition and Sale Agreement by and between Solar Power, Inc. and Solar Hub Utilities, LLC effective June 7, 2012 (23)

10.31
Security Agreement (Membership Interest) by and among by JP Energy Partners LP, Estelle Green, Richard Kalau Jones, Jeremy Staat, and Luke Estes, each individually and collectively as Grantors and Patrick Shudak, as Manager, for the benefit of Solar Power, Inc. dated July 12, 2012 (23)

10.32	Security Agreement (Assets) by and between by Solar Hub Utilities, LLC, as Debtor, and Solar Power, Inc., as Secured Party (23)

10.33	Acquisition and Stock Purchase Agreement by and between Solar Power, Inc. and the Shareholders of Solar Green Technology dated as of June 25, 2012 (24)

10.34	First Amendment to Amended and Restated Solar Development Acquisition and Sale Agreement by and between Solar Power, Inc. and Solar Hub Utilities, LLC dated October 18, 2012 (25)

10.35	Change in Terms Agreement by and between Cathay Bank and Solar Power, Inc., dated December 28, 2012 (26)

10.36	Modification of Business Loan Agreement by and between Cathay Bank and Solar Power, Inc., dated December 28, 2012 (26)

10.37	Subordination Agreement by and between Cathay Bank, Solar Power, Inc. and LDK Solar Co., LTD, dated December 28, 2012 (26)

10.38	Solar Development Agreement dated March 12, 2013 (27)

10.39	Limited Liability Company Agreement for Calwaii Power Holdings, LLC (27)

10.40	Omnibus Amendment to Loan Documents dated March 12, 2013 (27)

10.41	Amended and Restated Promissory Note dated March 12, 2013 (27)

10.42	Intercreditor Agreement dated March 12, 2013 (27)

14.1	Code of Ethics (13)

Exhibit No.	Description

16.1	Letter of Perry-Smith LLP (14)

21.1	List of Subsidiaries

23.1	Consent of Independent Registered Public Accounting Firm — Crowe Horwath LLP

31.1	Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Calculation Presentation Document

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

(1)	Incorporated by reference to Form 8-K filed with the SEC on February 3, 2006.
(2)	Incorporated by reference to Form 8-K filed with the SEC on August 29, 2006.
(3)	Incorporated by reference to Form 8-K filed with the SEC on October 6, 2006.
(4)	Incorporated by reference to Form 8-K filed with the SEC on December 6, 2006.
(5)	Incorporated by reference to Form 8-K filed with the SEC on December 22, 2006.
(6)	Incorporated by reference to Form 8-K filed with the SEC on February 20, 2007.
(7)	Incorporated by reference to the Form SB-2 filed with the SEC on January 17, 2007.
(8)	Incorporated by reference to Form 8-K filed with the SEC on January 12, 2011.
(9)	Incorporated by reference to Form 8-K filed with the SEC on September 23, 2009.
(10)	Incorporated by reference to Form 8-K filed with the SEC on June 7, 2010.
(11)	Incorporated by reference to Form 8-K filed with the SEC on August 4, 2010.
(12)	Incorporated by reference to Form 8-K filed with the SEC on January 6, 2011.
(13)	Incorporated by reference to Form 10KSB filed with the SEC on April 16, 2007.
(14)	Incorporated by reference to Form 8-K filed with the SEC on March 30, 2011.
(15)	Incorporated by reference to Form 8-K filed with the SEC on June 6, 2011.
(16)	Incorporated by reference to Form 8-K filed with the SEC on June 7, 2011.
(17)	Incorporated by reference to Form 8-K filed with the SEC on June 23, 2011.
(18)	Incorporated by reference to Form 8-K filed with the SEC on November 15, 2011.
(19)	Incorporated by reference to Form 8-K filed with the SEC on December 30, 2011.
(20)	Incorporated by reference to Form 8-K filed with the SEC on January 5, 2012.
(21)	Incorporated by reference to Form 8-K filed with the SEC on January 13, 2012.
(22)	Incorporated by reference to Form 8-K filed with the SEC on May 3, 2012.
(23)	Incorporated by reference to Form 8-K/A filed with the SEC on July 18, 2012.
(24)	Incorporated by reference to Form 8-K filed with the SEC on June 29, 2012.
(25)	Incorporated by reference to Form 8-K filed with the SEC on October 24, 2012.
(26)	Incorporated by reference to Form 8-K filed with the SEC on January 3, 2013.
(27)	Incorporated by reference to Form 8-K filed with the SEC on March 15, 2013.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SOLAR POWER, INC.

April 19, 2013	/s/ Stephen C. Kircher
By: Stephen C. Kircher
Its: Chief Executive Officer and Chairman of the
Board (Principal Executive Officer)

April 19, 2013	/s/ James R. Pekarsky
By: James R. Pekarsky
Its: Chief Financial Officer (Principal Financial
Officer and Principal Accounting Officer)

Pursuant to requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Capacity	Date

/s/ Stephen C. Kircher	Director	April 19, 2013
Stephen C. Kircher

/s/ Xiaofeng Peng	Director	April 19, 2013
Xiaofeng Peng

/s/ Jack K. Lai	Director	April 19, 2013
Jack K. Lai

/s/ Dennis Wu	Director	April 19, 2013
Dennis Wu

/s/ Francis Chen	Director	April 19, 2013
Francis Chen

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders
Solar Power, Inc.
Roseville, California

We have audited the accompanying consolidated balance sheets of Solar Power, Inc. and subsidiaries (the “Company”) as of December 31, 2012 and 2011, and the related consolidated statements of operations, comprehensive (loss) income, stockholders' equity, and cash flows for the years then ended.  These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Solar Power, Inc. and subsidiaries as of December 31, 2012 and 2011, and the results of their operations and their cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.

As discussed in Note 5 to the consolidated financial statements, the 2011 consolidated financial statements have been recast to reflect the transaction between the Company and Solar Green Technology S.p.A., which was accounted for as a transaction between entities under common control.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company has incurred a current year net loss of $25.4 million, has an accumulated deficit of $23.8 million, has experienced a significant reduction in working capital, has past due related party accounts payable and material adverse change and default clauses in certain debt facilities under which the banks can declare amounts immediately due and payable.  Additionally, the Company’s parent company LDK Solar Co., Ltd (“LDK”) has experienced financial difficulties, which among other items, has caused delays in project financing.  These matters raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Crowe Horwath LLP

San Francisco, California
April 19, 2013

SOLAR POWER, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except for share data)

	December 31, 2012	December 31, 2011 As Recast (1)

ASSETS
Current assets:
Cash and cash equivalents	$17,823	$24,523
Accounts receivable, net of allowance for doubtful accounts of $393 and $115, respectively	43,807	71,335
Accounts receivable, related party	11,858	24,584
Notes receivable	14,120	5,862
Costs and estimated earnings in excess of billings on uncompleted contracts	31,423	10,132
Costs and estimated earnings in excess of billings on uncompleted contracts, related party	-	360
Construction in progress	16,078	-
Inventories, net	1,618	7,949
Assets held for sale	-	11,777
Prepaid expenses and other current assets	4,267	2,046
Restricted cash	20	270
Total current assets	141,014	158,838
Intangible assets	1,703	2,565
Goodwill	-	5,178
Restricted cash, net of current portion	400	688
Property, plant and equipment at cost, net	18,754	14,081
Other assets	958	329
Total assets	$162,829	$181,679
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$15,709	$12,020
Accounts payable, related party	51,804	62,215
Lines of credit	10,877	11,554
Accrued liabilities	6,635	3,108
Income taxes payable	-	553
Billings in excess of costs and estimated earnings on uncompleted contracts	4,935	955
Billings in excess of costs and estimated earnings on uncompleted contracts, related party	49	2,992
Loans payable and capital lease obligations	28,601	4,319
Total current liabilities	118,610	97,716
Loans payable, financing and capital lease obligations, net of current portion	18,760	33,116
Other liabilities	1,337	1,479
Total liabilities	138,707	132,311
Commitments and contingencies	-	-
Stockholders’ equity:
Preferred stock, par $0.0001, 20,000,000 shares authorized; none issued and outstanding	-	-
Common stock, par $0.0001, 250,000,000 shares authorized; 198,214,456 and 184,413,923 shares, respectively, issued and outstanding	20	18
Additional paid in capital	48,219	47,929
Accumulated other comprehensive loss	(287)	(177)
Retained earnings (accumulated deficit)	(23,830)	1,598
Total stockholders’ equity	24,122	49,368
Total liabilities and stockholders’ equity	$162,829	$181,679

(1)
As recast to reflect the balances of Solar Green Technology S.p.A. (“SGT”) beginning January 1, 2011 combined with the balances of Solar Power, Inc. beginning March 31, 2011, as required under the accounting guidelines for a transfer of an entity under common control (refer to Note 5 —Acquisition of Solar Green Technology).

The accompanying notes are an integral part of these consolidated financial statements.

SOLAR POWER, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except for share and per share data)

	For the Years Ended December 31,
	2012	2011 As Recast (1)
Net sales:
Net sales	$64,417	$108,297
Net sales, related party	35,539	31,470
Total net sales	99,956	139,767
Cost of goods sold:
Cost of goods sold	56,016	95,462
Cost of goods sold, related party	32,617	28,405
Provision for losses on contracts	2,729	-
Total cost of goods sold	91,362	123,867
Gross profit	8,594	15,900
Operating expenses:
General and administrative	13,061	7,100
Sales, marketing and customer service	10,647	4,197
Impairment charges	6,038	400
Engineering, design and product management	2,636	1,964
Total operating expenses	32,382	13,661
Operating (loss) income	(23,788)	2,239
Other (expense) income:
Interest expense	(4,065)	(1,490)
Interest income	2,527	183
Other (expense) income	(182)	861
Total other expense, net	(1,720)	(446)
(Loss) income before income taxes	(25,508)	1,793
(Benefit from) provision for income taxes	(80)	187
Net (loss) income	$(25,428)	$1,606
Net (loss) income per common share:
Basic	$(0.13)	$0.01
Diluted	$(0.13)	$0.01
Weighted average number of common shares used in computing per share amounts:
Basic	190,461,696	184,413,923
Diluted	190,461,696	184,442,408

(1)
As recast to reflect the balances of Solar Green Technology S.p.A. (“SGT”) beginning January 1, 2011 combined with the balances of Solar Power, Inc. beginning March 31, 2011, as required under the accounting guidelines for a transfer of an entity under common control (refer to Note 5 —Acquisition of Solar Green Technology ).

The accompanying notes are an integral part of these consolidated financial statements.

SOLAR POWER, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME
(In thousands)

	For the Years Ended December 31,
	2012	2011 As Recast (1)
Net (loss) income	$(25,428)	$1,606
Other comprehensive loss:
Foreign currency translation adjustment	(110)	(177)
Net change in accumulated other comprehensive loss	(110)	(177)
Comprehensive (loss) income	$(25,538)	$1,429

(1)
As recast to reflect the financial results of SGT beginning January 1, 2011 combined with the financial results of Solar Power, Inc. beginning March 31, 2011, as required under the accounting guidelines for a transfer of an entity under common control (see Note 5— Acquisition of Solar Green Technology).

The accompanying notes are an integral part of these consolidated financial statements.

 SOLAR POWER, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands)

						Retained	Accumulated
					Additional	Earnings	Other
	Preferred Stock		Common Stock		Paid-In	(Accumulated	Comprehensive
	Shares	Amount	Shares	Amount	Capital	Deficit)	Loss	Total
Balance December 31, 2010 As Recast (1)		$-	1	$1,325	$-	$(8)	$-	$1,317
Net income						1,606		1,606
Foreign currency translation adjustments							(177)	(177)
Removal of SGT common stock amount upon combination with Solar Power, Inc.			(1)	(1,325)	-			(1,325)
Transfer of entity under common control (Note 5)	20,000	2	95,104	10	47,474	-		47,486
Conversion of preferred stock to common stock	(20,000)	(2)	88,910	8	(6)			-
Issuance of restricted stock			400	-	192			192
Stock-based compensation expense					269			269
Balance December 31, 2011 As Recast (1)	-	-	184,414	18	47,929	1,598	(177)	49,368
Net loss						(25,428)		(25,428)
Foreign currency translation adjustments							(110)	(110)
Issuance of restricted stock			400	-	106			106
Issuance of common stock to acquire Solar Green Technology (See Note 5)			13,401	2	(253)			(251)
Issuance of warrants for financing					88			88
Stock-based compensation expense					349			349
Balance December 31, 2012	-	$-	198,215	$20	$48,219	$(23,830)	$(287)	$24,122

(1)
As recast to reflect the balances of Solar Green Technology S.p.A. (“SGT”) beginning January 1, 2011 combined with the balances of Solar Power, Inc. beginning March 31, 2011, as required under the accounting guidelines for a transfer of an entity under common control (refer to Note 5 —Acquisition of Solar Green Technology).

The accompanying notes are an integral part of these consolidated financial statements.

SOLAR POWER, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
 (In thousands)

	For the Years Ended December 31,
	2012	2011 As Recast (1)
Cash flows from operating activities:
Net (loss) income	$(25,428)	$1,606
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Depreciation	1,062	806
Amortization of intangible assets	714	535
Stock-based compensation expense	455	461
Bad debt expense	375	780
Provision for obsolete inventory	291	253
Provision for warranty	221	212
(Gain) loss on sales of fixed assets	(12)	4
Amortization of loan fees	174	7
Change in deferred taxes	387	(85)
Impairment charges	6,038	400
Non-cash activity related to solar system subject to financing obligation	(1,000)	(724)
Changes in operating assets and liabilities:
Accounts receivable	27,077	(62,577)
Accounts receivable, related party	12,877	(24,355)
Costs and estimated earnings in excess of billing on uncompleted contracts	(21,195)	27,009
Costs and estimated earnings in excess of billing on uncompleted contracts, related party	360	(360)
Construction in process	(16,078)	-
Inventories	6,067	(42)
Prepaid expenses and other assets	(3,127)	(680)
Accounts payable	3,534	(3,181)
Accounts payable, related party	(10,649)	46,713
Income taxes payable	(556)	438
Billings in excess of costs and estimated earnings on uncompleted contracts	3,980	(17,115)
Billings in excess of costs and estimated earnings on uncompleted contracts, related party	(2,943)	2,992
Accrued liabilities and other liabilities	2,979	813
Net cash used in operating activities	(14,397)	(26,090)
Cash flows from investing activities:
Proceeds from repayment on notes receivable	2,286	-
Issuance of notes receivable	(10,544)	(5,862)
Proceeds from disposal or sale of fixed assets	424	-
Proceeds from sale of asset held for sale	1,500	-
Acquisitions for construction of asset held for sale		(5,508)
Acquisitions of property, plant and equipment	(1,011)	(188)
Net cash used in investing activities	(7,345)	(11,558)
Cash flows from financing activities:
Cash assumed as part of the combination of Solar Power, Inc.	-	26,182
Proceeds from line of credit and loans payable	26,474	41,286
Proceeds from sale leaseback	6,533	-
Decrease in restricted cash	538	285
Cash distributions in connection with the transfer of entities under common control	(251)	-
Payment of loan fees	-	(772)
Principal payments on loans payable and capital lease obligations	(18,854)	(10,354)
Net cash provided by financing activities	14,440	56,627
Effect of exchange rate changes on cash	602	161
(Decrease) increase in cash and cash equivalents	(6,700)	19,140
Cash and cash equivalents at beginning of period	24,523	5,383
Cash and cash equivalents at end of period	$17,823	$24,523

Supplemental cash flow information:
Cash paid for interest	$2,000	$509
Cash paid for income taxes	$516	$45
Non-cash activities:
Acquisition of an entity under common control financed with stock	$6,031	-
Assignment of loan associated with asset held for sale	$4,153	-

(1)
As recast to reflect the balances of Solar Green Technology S.p.A. (“SGT”) beginning January 1, 2011 combined with the balances of Solar Power, Inc. beginning March 31, 2011, as required under the accounting guidelines for a transfer of an entity under common control (refer to Note 5 —Acquisition of Solar Green Technology).

The accompanying notes are an integral part of these consolidated financial statements.

SOLAR POWER, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

1. Description of Business and Basis of Presentation

Description of Business

Solar Power, Inc. and its subsidiaries (collectively the “Company”) consist of the combination of the legacy reporting entity Solar Power, Inc. and Solar Green Technology S.p.A. (“SGT”) and their respective subsidiaries. Refer to Note 5—Acquisition of Solar Green Technology for further details of the accounting impact of the SGT acquisition.

The Company is a global solar energy facility (“SEF”) developer offering our own brand of high-quality, low-cost distributed generation and utility-scale SEF development services. Primarily, the Company partners with developers around the world who hold large portfolios of SEF projects for whom it serves as co-developer and engineering, procurement and construction (“EPC”) contractor. The Company builds three basic types of SEFs: rooftop systems, ground mounted systems, and parking shade structure systems. The Company’s proprietary SkyMount® commercial rooftop racking system and its custom parking shade structures are procured through contract manufacturers and built to the Company’s design specifications are still being used for current projects under development.

In addition to designing, engineering and constructing large-scale SEFs, the Company also provides long-term operations and maintenance (“O&M”) services through our proprietary O&M program SPIGuardianTM. This service program provides a comprehensive suite of services that engage upon a facility’s commissioning to provide performance monitoring, system reporting, preventative maintenance and full warranty support over the anticipated life of the SEF. While the Company still considers O&M services to be within its core competencies, it is currently exploring third party outsourcing for these services on a going forward basis to assist in the reduction of operating expenses.

On January 5, 2011, the Company entered into a stock purchase agreement with LDK Solar Co., Ltd. (“LDK”), a vertically integrated solar wafer, cell and solar module manufacturer. On March 31, 2011, LDK obtained a controlling interest in Solar Power, Inc. by making a significant investment in our business that provided working capital and broader relationships that allowed us to more aggressively pursue commercial and utility projects globally. With LDK’s investment in Solar Power, Inc., the Company expanded and aggressively engaged in business development activities that have allowed us to grow our global pipeline while accelerating our construction of multiple projects simultaneously. LDK’s modules are used in the majority of the systems the Company produces; however, it maintains relationships with other module manufacturers when circumstances call for an alternative to LDK’s line of modules.

Principles of Consolidation

The Consolidated Financial Statements include the accounts of Solar Power, Inc. and its subsidiaries. Intercompany balances, transactions and cash flows have been eliminated.

Basis of Presentation

The Consolidated Financial Statements of the Company are prepared in conformity with accounting principles generally accepted in the United States of America (“U. S. GAAP”) and require management to make certain judgments, estimates and assumptions. These may affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements. They also may affect the reported amounts of revenues and expenses during the reporting period. Key estimates used in the preparation of our financial statements include: contract percentage-of-completion and cost estimates, construction in progress, allowance for doubtful accounts, stock-based compensation, warranty reserve, deferred taxes, valuation of inventory, valuation of assets held for sale and valuation of goodwill and other intangible assets. Actual results could differ from those estimates upon subsequent resolution of identified matters. The financial statements for prior periods have been recast due to the accounting guidelines for a transfer of an entity under common control (refer to Note 5 —Acquisition of Solar Green Technology).

In January 2012, the Company reassessed its reportable segments and determined that the former cable, wire and mechanical assemblies operating segment no longer meets the qualitative and quantitative characteristics that require separate reporting. The basis for the reassessment is the change in management’s business strategy and the resulting decline in revenues related to this former segment. As such, effective January 2012, the Company operates in one reportable segment: photovoltaic installation, integration, and sales, the results of which are reflected in the Consolidated Financial Statements.

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

NOTE 2 – GOING CONCERN CONSIDERATIONS AND MANAGEMENT’S PLAN

   As shown in the accompanying consolidated financial statements, the Company incurred a net loss of $25.4 million during the year ended December 31, 2012 and has an accumulated deficit of $23.8 million as of December 31, 2012. Working capital levels have decreased significantly from $61.1 million at December 31, 2011 to $22.4 million at December 31, 2012. The Company’s parent company, LDK Solar Co., Ltd. (“LDK”), who owns approximately 71% of the Company’s outstanding Common Stock, has disclosed publicly that it had a net loss and negative cash flows from operations for the year ended December 31, 2011 and has a working capital deficit and was not in compliance with certain financial covenants on its indebtedness at December 31, 2011. LDK’s publicly available interim financial information for 2012 shows no significant improvement.  These factors raise substantial doubt as to the Company’s ability to continue as a going concern. While management of the Company believes that it has a plan to satisfy liquidity requirements for a reasonable period of time, there is no assurance that its plan will be successfully implemented. The Company is experiencing the following risks and uncertainties in the business:

•
China Development Bank (“CDB”) has provided financing for construction and project financing on certain development projects in the past. They have also executed non-binding term sheets for other projects, but there is no assurance that the projects in process will be funded. CDB has been financing the Company’s projects primarily as a result of the fact that the Company’s majority shareholder is LDK and CDB has a long term relationship with LDK.  Due to LDK’s financial difficulties, certain financing of the Company’s projects have been delayed. If CDB will no longer provide financing for the projects, the Company will need to seek construction financing from other sources which could be very difficult given the Company’s financial condition and LDK’s majority ownership of the Company. The company has substantially completed projects in Greece with a customer that is requesting debt term financing from CDB. If CDB does not provide the term financing, then the Company will collect its outstanding receivables from the operation’s cash proceeds over an extended period of time of up to six years.

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

•
In December 2012, the Company amended the Business Loan Agreement (the "Loan Agreement") entered into with Cathay Bank ("Cathay") on December 26, 2011. Under the original terms of the Loan Agreement, Cathay agreed to extend the Company a line of credit of the lesser of $9.0 million or 70% the aggregate amount in certain accounts, which was to mature on December 31, 2012. LDK, the majority shareholder of the Company, agreed to guarantee the full amount of the loan under a Commercial Guaranty by and between LDK and Cathay dated December 26, 2011. Under the terms of the amended Loan Agreement, the facility amount is reduced to the current balance outstanding of $7.0 million, with a variable interest rate of 2.00 percentage points above the prime rate and a 6.00 percentage point floor rate. The maturity date is extended to June 30, 2013 with principal payments of $0.5 million due each month beginning December 31, 2012. The covenants of the Loan Agreement were amended to include, among other items, the subordination of the net accounts payable due to LDK. In addition, under the Commercial Security Agreement dated December 26, 2011 (the "Security Agreement"), the Company granted Cathay a security interest in the Collateral (as defined in the Security Agreement), which Cathay can close on in the event of a default under the Loan Agreement. In the event that the Company does not make the principal payment, the bank could issue a notice of default and declare the amounts immediately due and payable.  If the Company cannot remedy the default, the Company does not have the ability to make the payments without additional sources of financing or accelerating the collection of outstanding receivables.

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

•
As of December 31, 2012 and 2011, the Company had accounts payable to LDK of $51.8 million and $62.2 million, respectively. The $51.8 million is comprised of $38.9 million due to LDK primarily related to U.S. and Greek project solar panel purchases and $12.6 million due to LDK for solar panels purchased for various Italian solar development projects. Of the $38.9 million due to LDK noted above, approximately $26.0 million is currently contractually past due and payable to LDK. Payment for the solar development project related panels was contractually due to LDK within four months of their purchases; however the payment terms with the customer were negotiated to be collected within nine to twelve months from sale. Although this portion of the payable to LDK is currently contractually past due, LDK has not demanded payment.  Although there are no formal agreements, LDK has verbally indicated that it will not demand payment until the receivable from the customer has been collected. Should LDK change its position and demand payment for the past due amount prior to collection of the related receivable from the customer, the Company does not have the ability to make the payment currently due without additional sources of financing or accelerating the collection of our outstanding receivables.

•
With LDK as a majority shareholder, the significant risks and uncertainties noted at LDK could have a significant negative impact on the financial viability of Solar Power, Inc. as well as indicate an inability for LDK to support the Company’s business.

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

3. Summary of Significant Accounting Policies

Cash and cash equivalents — Cash and cash equivalents include cash on hand, cash accounts, interest bearing savings accounts and all highly liquid investments with original maturities of three months or less, when purchased.

Inventories — Inventories are carried at the lower of cost or market, determined by the first in first out cost method. Work-in-progress and finished goods inventories consist of raw materials, direct labor and overhead associated with the manufacturing process. Provisions are made for obsolete or slow-moving inventories based on management estimates. Inventories are impaired based on the difference between the cost of inventories and the net realizable value based upon estimates about future demand from customers and specific customer requirements on certain projects. Inventory impairment charges establish a new cost basis for inventory and charges are not subsequently reversed to income even if circumstances later suggest that increased carrying amounts are recoverable.

Property, plant and equipment — Property, plant and equipment are recorded at cost including the cost of improvements. Maintenance and repairs are charged to expense as incurred. Depreciation is recorded on the straight-line method based on the estimated useful lives of the assets as follows:

Plant and machinery (years)		5
Furniture, fixtures and equipment (years)		5
Computers and software (years)	3	—	5
Equipment acquired under capital leases (years)	3	—	5
Trucks (years)		3
Leasehold improvements	The shorter of the estimated life or the lease term
Solar energy facilities (years)		20

Impairment of long-lived assets — Long-lived assets, such as property, plant and equipment and intangible assets other than goodwill, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated undiscounted future cash flows, an impairment charge is recognized by the amount by which the carrying value of the asset exceeds the fair value of the asset. Assets to be disposed of are separately presented in the balance sheet and reported at the lower of the carrying value or fair value less costs to sell, and are no longer depreciated.

Goodwill — Goodwill is not amortized; instead, it is reviewed for impairment annually or more frequently if indicators of impairment exist or if a decision is made to sell a business. A significant amount of judgment is involved in determining if an indicator of impairment has occurred. Such indicators may include deterioration in general economic conditions, negative developments in equity and credit markets, adverse changes in the markets in which an entity operates, increases in input costs that have a negative effect on earnings and cash flows, or a trend of negative or declining cash flows over multiple periods, among others. The fair value that could be realized in an actual transaction may differ from that used to evaluate the impairment of goodwill.

Intangible assets other than goodwill — Intangible assets consist of patents and customer relationships. Amortization is recorded on the straight-line method based on the estimated useful lives of the assets.

Revenue recognition

Product sales — Revenue on product sales is recognized when there is evidence of an arrangement, title and risk of ownership have passed (generally upon delivery), the price to the buyer is fixed or determinable and collectability is reasonably assured. The Company makes determination of our customer’s credit worthiness at the time it accepts their initial order. For cable, wire and mechanical assembly sales, there are no formal customer acceptance requirements or further obligations related to our assembly services once the Company ships its products. Customers do not have a general right of return on products shipped therefore the Company makes no provisions for returns.

Construction contracts — Revenue on photovoltaic system construction contracts is generally recognized using the percentage-of-completion method of accounting, unless we cannot make reasonably dependable estimates of the costs to complete the contract or the contact value is not fixed, in which case we would use the completed contract method. At the end of each period, the Company measures the cost incurred on each project and compares the result against its estimated total costs at completion. The percent of cost incurred determines the amount of revenue to be recognized. Payment terms are generally defined by the contract and as a result may not match the timing of the costs incurred by the Company and the related recognition of revenue. Such differences are recorded as costs and estimated earnings in excess of billings on uncompleted contracts (an asset account) or billings in excess of costs and estimated earnings on uncompleted contracts (a liability account). For the years ended December 31, 2012 and 2011, $10.8 million and $33.0 million of progress payments have been netted against contracts costs disclosed in the account costs and estimated earnings in excess of billings on uncompleted contracts. The Company determines its customer’s credit worthiness at the time the order is accepted. Sudden and unexpected changes in customer’s financial condition could put recoverability at risk.

The percentage-of-completion method requires the use of various estimates including among others, the extent of progress towards completion, contract revenues and contract completion costs. Contract revenues and contract costs to be recognized are dependent on the accuracy of estimates, including direct material and labor costs and those indirect costs related to contract performance, such as indirect labor, supplies, tools, repairs, and depreciation costs. The Company has a history of making reasonable estimates of the extent of progress towards completion, contract revenues and contract completion costs. However, due to uncertainties inherent in the estimation process, it is possible that actual contract revenues and completion costs may vary from estimates. Under the completed-contract method, contract costs are recorded to a construction in progress account and cash received are recorded to a liability account during the periods of construction. All revenues, costs, and profits are recognized in operations upon completion of the contract. A contract is considered complete and revenue recognized when all costs except insignificant items have been incurred and final acceptance has been received from the customer and receivables are deemed to be collectible. Provisions for estimated losses on uncompleted contracts, if any, are recognized in the period in which the loss first becomes probable and reasonably estimable.

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

For any arrangements containing multiple deliverables, the Company analyzes each activity within the sales arrangement to ensure that it adheres to the separation guidelines for multiple-element arrangements.  The Company allocates revenue for any transactions involving multiple elements to each unit of accounting based on its best estimate of the selling price, and recognize revenue for each unit of accounting when the revenue recognition criteria have been met.

Construction in Progress — During 2012, the Company entered into EPC arrangements to develop utility-scale SEF’s across Greece and Italy.  The Company applied the completed contract method to these arrangements and has capitalized all costs related to these projects.  During the three months ended December 31, 2012, the Company recorded a $2.7 million provision for losses on contracts to costs incurred on the Greek projects that exceeded the discounted present value of the contract, reducing the balance of construction in progress for the Greek projects to $14.7 million as of December 31, 2012.  The Greek project was substantially complete at December 31, 2012; however, final acceptance had not yet been received.  The project in Italy was still in progress at December 31, 2012 and had a construction in progress balance of $1.4 million. No revenue has been recognized on any of these arrangements as of December 31, 2012.

Cable, wire and mechanical assemblies — In January 2012, the Company reassessed its business strategy and decided to no longer accept new orders. In our cable, wire and mechanical assemblies business the Company recognizes the sales of goods when there is evidence of an arrangement, title and risk of ownership have passed (usually occurring upon shipment), the price to the buyer is fixed or determinable and collectability is reasonably assured. There are no formal customer acceptance requirements or further obligations related to our assembly services once the Company ships its products. Customers do not have a general right of return on products shipped therefore the Company makes no provisions for returns. The Company makes a determination of a customer’s credit worthiness at the time the order is accepted.

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

Related Party Transactions — Products are bought from and sold to related parties at negotiated arms-length prices between the two parties.

Shipping and handling cost — Shipping and handling costs related to the delivery of finished goods are included in cost of goods sold. During the years ended December 31, 2012 and 2011, shipping and handling costs recorded in cost of goods sold were $0.6 million and $1.0 million, respectively.

Advertising costs — Costs for newspaper, television, radio, and other media and design are expensed as incurred. The Company expenses the production costs of advertising the first time the advertising takes place. The costs for this type of advertising were $0.1 million and $0.2 million during the years ended December 31, 2012 and 2011, respectively.

Stock-based compensation — The Company measures the stock-based compensation costs of share-based compensation arrangements based on the grant-date fair value and generally recognizes the costs in the financial statements over the employee requisite service period. For further details, see Note 13—Stock-based compensation.

Product warranties — The Company offers the industry standard of 25 year product warranty for our solar modules and industry standard five years on inverter and balance of system components. Due to the warranty periods, the Company bears the risk of extensive warranty claims long after the Company has shipped product and recognized revenue. In our cable, wire and mechanical assemblies business, historically our warranty claims have not been material. In our solar photovoltaic business, our greatest warranty exposure is in the form of product replacement. Until the third quarter of 2007, the Company purchased its solar panels from third-party suppliers and since the third-party warranties are consistent with industry standards the Company considers its financial exposure to warranty claims immaterial. Certain photovoltaic construction contracts entered into during the year ended December 31, 2007 included provisions under which the Company agreed to provide warranties to the buyer, and during the quarter ended September 30, 2007 and continuing through the fourth quarter of 2010, the Company installed its own manufactured solar panels. As a result, the Company recorded the provision for estimated warranty exposure on these contracts within cost of sales. Since the Company does not have sufficient historical data to estimate its exposure, it looked to its own historical data in combination with historical data reported by other solar system installers and manufacturers. The Company now only installs panels manufactured by unrelated third parties and its parent, LDK. The Company provides LDK’s pass through warranty, and reserve for unreimbursed costs, such as labor, material and transportation costs to replace panels and balance of system components provided by third-party manufacturers.

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

The Company recognizes the benefit of uncertain tax positions in its financial statements when it concludes that a tax position is more likely than not to be sustained upon examination based solely on its technical merits. Only after a tax position passes the first step of recognition will measurement be required. Under the measurement step, the tax benefit is measured as the largest amount of benefit that is more likely than not to be realized upon effective settlement. This is determined on a cumulative probability basis.

The Company elects to accrue any interest or penalties related to its uncertain tax positions as part of its income tax expense.

Foreign Currency — The Consolidated Financial Statements are presented in our reporting currency, U.S. dollars. The functional currency for the subsidiaries in Italy is the Euro. The functional currency for the subsidiaries in The People’s Republic of China is the Renminbi. Accordingly, balance sheets of the foreign subsidiaries are translated into U.S. dollars using the exchange rate in effect at the balance sheet date. Revenues and expenses are translated using the average exchange rates in effect during the period. Translation differences are recorded in accumulated other comprehensive (loss) income as foreign currency translation. Gains or losses on transactions denominated in a currency other than the subsidiaries’ functional currency which arises as a result of changes in foreign exchange rates are recorded as foreign exchange gain or loss in the statements of operations.

Post-retirement and post-employment benefits — The Company’s subsidiaries which are located in the People’s Republic of China and Italy contribute to a state pension scheme on behalf of its employees. The Company recorded $0.6 million and $0.4 million in expense related to its pension contributions for the years ended December 31, 2012 and 2011, respectively. Neither the Company nor its subsidiaries provide any other post-retirement or post-employment benefits.

4. Recently Adopted and Recently Issued Accounting Guidance

In December 2010, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2010-28, Intangibles — Goodwill and Other (Topic 350). ASU 2010-28 modifies Step 1 of the goodwill impairment test for reporting units with zero or negative carrying amounts. For those units, an entity is required to perform Step 2 of the goodwill impairment test if it is more likely than not that a goodwill impairment exists. ASU 2010-28 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. The adoption of this update did not impact the Consolidated Financial Statements.

In May 2011, the FASB issued ASU No. 2011-04, Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs, which amends current fair value measurement and disclosure guidance to provide increased transparency around valuation inputs and investment categorization. This update became effective prospectively for the Company in the first quarter of fiscal 2012. Other than additional disclosure requirements (refer to Note 19 —Fair Value of Financial Instruments), the adoption of this update did not impact the Consolidated Financial Statements.

In June 2011, the FASB issued ASU No. 2011-05, Presentation of Comprehensive Income. ASU 2011-05, as amended by ASU 2011-12, increases the prominence of other comprehensive income in financial statements. Under this update, an entity has the option to present the components of net income and comprehensive income in either a single continuous statement of comprehensive income or in two separate but consecutive statements. The Company has selected to report two separate statements. The update eliminates the option to present other comprehensive income in the statement of changes in stockholders’ equity. This update was effective on a retrospective basis for fiscal years, and interim periods within those years, beginning after December 15, 2011. Other than the change in presentation, the adoption of this update did not impact the Consolidated Financial Statements.

In September 2011, the FASB issued ASU No. 2011-08, Intangibles—Goodwill and Other: Testing Goodwill for Impairment, which permits an entity to make a qualitative assessment of whether it is more likely than not that a reporting unit’s fair value is less than its carrying amount before applying the two-step goodwill impairment test. If an entity can support the conclusion that it is more likely than not that the fair value of a reporting unit is more than its carrying amount, it would not need to perform the two-step impairment test for that reporting unit. Goodwill must be tested for impairment at least annually, and prior to the ASU, a two-step test was required to assess goodwill for impairment. In Step 1, the fair value of a reporting unit is compared to the reporting unit’s carrying amount. If the fair value is less than the carrying amount, Step 2 is used to measure the amount of goodwill impairment, if any. The update was effective for annual and interim goodwill impairment tests performed in fiscal years beginning after December 15, 2011. The adoption of this update did not impact the Consolidated Financial Statements.

In July 2012, the FASB issued ASU No. 2012-02, Intangibles—Goodwill and Other: Testing Indefinite-Lived Intangible Assets for Impairment, which simplifies the guidance for testing the decline in the realizable value (impairment) of indefinite-lived intangible assets other than goodwill. An organization is now allowed to first assess qualitative factors to determine whether it is necessary to perform the quantitative impairment test. These changes become effective for the Company on January 1, 2013. Adoption of this update will have no impact on the Consolidated Financial Statements.

In February 2013, the FASB issued ASU No. 2013-02, Comprehensive Income—Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income, which requires entities to provide information about the amounts reclassified out of accumulated other comprehensive income by component. In addition, entities are required to present, either on the face of the statement where net income is presented or in the notes, significant amounts reclassified out of accumulated other comprehensive income by the respective line items of net income but only if the amount reclassified is required under U.S. GAAP to be reclassified to net income in its entirety in the same reporting period. For other amounts that are not required under U.S. GAAP to be reclassified in their entirety to net income, entities are required to cross-reference to other disclosures required under U.S. GAAP that provide additional detail about those amounts. These changes become effective for the Company on January 1, 2013. Management has determined that the adoption of these changes will not have an impact on the Consolidated Financial Statements.

5. Acquisition of Solar Green Technology

On June 27, 2012, Solar Power, Inc. entered into an Acquisition and Stock Purchase Agreement dated as of June 25, 2012 (the “SGT Agreement”) with the shareholders of SGT, an Italian-based limited liability company. Under the SGT Agreement, Solar Power, Inc. acquired 100% of the issued and outstanding shares of SGT from SGT shareholders in exchange for 5.0 million Euros (approximately $6.3 million U.S. Dollars) payable in cash and common stock of the Company (the “Purchase Price”). The acquisition of SGT complements the Company’s global growth strategy. The shareholders of SGT consisted of LDK Solar Europe Holding S.A (“LDK Europe”) and the two founders of SGT. LDK Europe, through its 70% ownership of the outstanding common stock of SGT, controlled SGT prior to the close of the transaction. LDK Europe is the wholly owned subsidiary of LDK, which owned approximately 71% of the issued and outstanding common stock of the Company prior to and after the date of the acquisition of SGT. In July 2012, the Company issued 9,771,223 shares of its Common Stock to LDK Europe and 1,814,655 shares of its Common Stock to each of the two founders of SGT. In addition, the Company agreed to pay each of the two founders 100,000 Euros in cash, the payments of which were made in July 2012. The amount of shares of the Company’s Common Stock that were issued under the SGT Agreement were determined by calculating the amount of the Purchase Price payable to each shareholder divided by the daily volume-weighted average price of the Company’s Common Stock for each of the 90 trading days prior to June 11, 2012.

Because SGT and Solar Power, Inc. were under the common control of LDK as of the June 27, 2012 acquisition date, the acquisition is treated as a transaction between entities under common control. In accordance with ASC Topic 805, Business Combinations these financial statements reflect the combination of Solar Power, Inc. and SGT’s financial statements for all periods presented under which both entities were under the common control of LDK. The predecessor entity was determined to be SGT due to the fact that SGT was the first entity controlled by LDK. LDK obtained a controlling interest in SGT on July 10, 2009. LDK obtained a controlling interest in Solar Power, Inc. on March 31, 2011. As such, the Company recognized the assets and liabilities of SGT (the accounting receiving entity) at their historical carrying values in accordance with U.S. GAAP and has recast the assets and liabilities of the legacy Solar Power, Inc. entity (the transferring entity) to reflect carrying value of the parent, LDK, which were stepped up to fair value on March 31, 2011 upon LDK obtaining a controlling interest in Solar Power, Inc. Refer to Note 11 —Goodwill and Other Intangible Assets for details of the balances carried by LDK now reflected in the Consolidated Financial Statements. The period from January 1, 2011 through March 30, 2011 represents SGT’s financial results only given that it is the predecessor entity in the transaction. Upon LDK acquiring its controlling interest in Solar Power, Inc. on March 31, 2011, the equity of the new reporting entity for the combined financial statements of Solar Power, Inc. and SGT reflects the Preferred and Common Stock of Solar Power, Inc. and associated additional paid-in capital and SGT’s retained earnings and foreign currency translation at March 31, 2011. Adjustments to eliminate the capital share accounts of SGT were recorded to additional paid-in capital.

6. Balance Sheet Component

Accrued liabilities

	December 31, 2012	December 31, 2011 (1)
Customer deposits	$3,592	$409
Capital lease obligation—current portion (2)	689	-
Deferred rent	244	-
Product warranty liability—current portion (3)	200	200
Sales tax payable	69	544
Other	1,841	1,955
	$6,635	$3,108

(1)
As recast to reflect the balances of SGT beginning January 1, 2011 combined with the balances of Solar Power, Inc. beginning March 31, 2011, as required under the accounting guidelines for a transfer of an entity under common control (refer to Note 5 —Acquisition of Solar Green Technology).

(2)	The noncurrent portion of the capital lease obligation is recorded in loans payable, financing and capital lease obligations, net of current portion.
(3)	The noncurrent portion of the product warranty liability is recorded in other liabilities.

7. Notes Receivable

The Company agreed to advance to one customer predevelopment and site acquisition costs related to an EPC contract between the customer and the Company and recorded the amount in the account notes receivable. The terms of the EPC agreement require repayment of the advance upon final completion of the SEF, which is expected to occur in the first half of 2013, and bears interest at the rate of 5% per year that is payable at the time the principal is repaid. The credit quality indicators considered related to this note receivable were the customer’s position as one of largest privately held independent power producers on the East Coast, their financial condition and forecast, and their credit history. At December 31, 2012 and 2011, the balance of the note receivable from this customer was $7.0 million and $5.9 million, respectively.

On April 27, 2012, the Company made a secured loan of $1.0 million to Solar Hub Utilities, LLC (“Solar Hub”), to be used for pre-development costs, and recorded the amount in the account notes receivable. On June 8, 2012, the Company agreed to advance Solar Hub up to $9.0 million under a new $9.0 million secured promissory note, which refinanced the original $1.0 million advance and bears a 6 percent annual interest rate. In March 2013, the interest was changed to a flat 10% in accordance with the Amended and Restated Secured Promissory Note. This note receivable is secured by the project assets. Repayment in full of all borrowed amounts was due on December 31, 2013 but, in March 2013, was extended to a new maturity date of July 1, 2014 in accordance with the Amended and Restated Secured Promissory Note. As of December 31, 2012, the balance of the note receivable from Solar Hub was $7.1 million.

8. Inventories

Inventories consisted of the following at December 31 (in thousands):

	December 31, 2012	December 31, 2011 As Recast (1)
Raw material	$-	$1,154
Work in process	-	73
Finished goods	1,618	6,722
	$1,618	$7,949

(1)
As recast to reflect the balances of SGT beginning January 1, 2011 combined with the balances of Solar Power, Inc. beginning March 31, 2011, as required under the accounting guidelines for a transfer of an entity under common control (refer to Note 5 —Acquisition of Solar Green Technology).

 Due to a change in business strategy, the net realizable value of certain inventories was estimated to be less than cost. As a result, during the years ended December 31, 2012 and 2011, the Company recorded impairment charges to costs of goods sold of $0.3 million and $0.3 million, respectively.

9. Assets Held for Sale

During the year ended December 31, 2010, Solar Power, Inc. recorded an asset held for sale of $10.0 million. The asset held for sale resulted from Solar Power, Inc. taking possession of a solar facility for which the customer was unable to complete payment. During 2010, the asset held for sale was reduced by $3.3 million to $6.7 million by funds received from the United States Treasury under Section 1603, Payment for Specified Energy Property in Lieu of Tax Credits. Although this asset had been held for sale for the past eighteen months as of December 31, 2011, during the period of the closing of the stock purchase by LDK, this asset was not actively marketed to third parties at LDK’s request and Solar Power, Inc. could not accept offers to sell the facility under the provisions of the LDK stock purchase agreement. Subsequent to the stock purchase by LDK, Solar Power, Inc. proceeded to actively market the asset to third parties and expected that this asset would be sold within the next twelve months. Accordingly, the asset held for sale was recorded as a current asset in the Consolidated Balance Sheet at December 31, 2011. During the quarter ended June 30, 2011, Solar Power, Inc. recorded an impairment charge of $0.4 million to reduce the carrying amount to the estimate of fair value less cost to sell. As such, the asset held for sale was recorded at $6.3 million as of December 31, 2011. The fair value was estimated based on a discounted cash flow analysis using level 3 unobservable inputs such as estimated future revenues and government incentives, less estimated future operating expenses. In May 2012, the Company recorded further impairment of $0.7 million, based on qualitative changes in the solar market. In June 2012, the Company sold the asset and assigned the related loan obligation, in the amount of $4.2 million, to HEK, LLC (“HEK”), a related party, and received net proceeds from the sale of $1.5 million consistent with the new fair value of the asset.

During the year ended December 31, 2011, the Company’s subsidiary, SGT, completed construction of two SEFs, which were classified in the amount of $5.5 million as assets held for sale on the Consolidated Balance Sheet. In May 2012, these Italian assets held for sale were sold to and leased back from a leasing company. Refer to Note 10 —Property, Plant and Equipment for more information related to the assets. The fair value of the Italian assets held for sale was estimated using a discounted cash flow analysis using level 3 unobservable inputs.

At December 31, 2012 and 2011, the balance of the account assets held for sale was zero and $11.8 million, respectively.

10. Property, Plant and Equipment

Property, plant and equipment consisted of the following (in thousands):

	December 31, 2012	December 31, 2011 As Recast (1)
PV solar systems	$20,783	$14,852
Plant and machinery	33	740
Furniture, fixtures and equipment	388	466
Computers and software	1,499	1,606
Trucks	44	118
Leasehold improvements	96	505
	22,843	18,287
Less: accumulated depreciation	(4,089)	(4,206)
	$18,754	$14,081

(1)
As recast to reflect the balances of SGT beginning January 1, 2011 combined with the balances of Solar Power, Inc. beginning March 31, 2011, as required under the accounting guidelines for a transfer of an entity under common control (refer to Note 5 —Acquisition of Solar Green Technology).

In 2009, Solar Power, Inc. capitalized a photovoltaic (“PV”) solar system relating to the Aerojet 1 solar development project along with the associated financing obligation, recorded under loans payable, financing and capital lease obligations, net of current portion, in the Consolidated Balance Sheets. Due to certain guarantee arrangements as disclosed in Note 17— Commitments and Contingencies, the Company will continue to record this solar system in property, plant and equipment with its associated financing obligation in loans payable and financing obligations as long as it maintains its continuing involvement with this project. The income and expenses relating to the underlying operation of the Aerojet 1 project are recorded in the Consolidated Statement of Operations.

During the year ended December 31, 2011, the Company’s subsidiary, SGT, completed construction of two SEFs, which was classified as held for sale (refer to Note 9—Assets Held for Sale) as of December 31, 2011. In May 2012, SGT sold to and leased back the assets from a leasing company. The gross amount of assets recorded under the capital leases was $5.9 million, with accumulated depreciation of $0.2 million, as of December 31, 2012. The SEFs are classified as PV solar systems under capital leases, which were recorded in loans payable, financing and capital lease obligations, net of current portion, on the Consolidated Balance Sheets. Refer to Note 17 —Commitments and Contingencies for more information related to the capital leases.

Depreciation expense was $1.1 million and $0.8 million for the years ended December 31, 2012 and 2011, respectively.

11. Goodwill and Other Intangible Assets

Goodwill

The carrying value of goodwill was $5.2 million at December 31, 2011, all of which was allocated to the Company’s single reportable segment. Of this balance, $4.7 million reflected the balance of Solar Power, Inc. carried by its parent company, LDK, as required under the accounting guidelines for a transfer of an entity under common control (refer to Note 5— Acquisition of Solar Green Technology). The Company evaluated the carrying value of its goodwill at December 31, 2011, and determined that no impairment of goodwill was identified. During the three months ended September 30, 2012, due primarily to the recent reduction in the Company’s market capitalization, the Company’s market value was significantly below its book value, thus triggering an impairment analysis. As a result of this analysis, the Company recorded a goodwill impairment charge of $5.2 million. As a result, the balance of goodwill as of December 31, 2012 was zero.

Other Intangible Assets

Resulting from the June 2012 SGT acquisition, reflected in the Consolidated Balance Sheets of the Company are certain intangible assets, namely patent and customer relationships, and related amortization expense from March 31, 2011 forward. During the three months ended December 31, 2012, the Company determined that the carrying value of certain intangible assets related to customer relationships were no longer recoverable based on a discrete evaluation of the nature of the intangible assets, incorporating the effect of the Company’s recent decision to no longer maintain the customer relationships. As a result, the Company recorded an impairment charge of $0.1 million on its Consolidated Statement of Operations for the year ended December 31, 2012 and the balance of intangible assets as of December 31, 2012 was $1.7 million.

Other intangible assets consisted of the following (in thousands):

	Useful Life (in months)	Gross	Impairment Charge	Accumulated Amortization	Net
As of December 31, 2012
Patent	57	$2,700	$-	$(997)	$1703
Customer relationships	33	400	(148)	(252)	0
		$3,100	$(148)	$(1,249)	$1,703

As of December 31, 2011 (1)
Patent	57	$2,700	$-	$(426)	$2,274
Customer relationships	33	400	-	(109)	291
		$3,100	$-	$(535)	$2,565

(1)
As adjusted to reflect the balances of Solar Power, Inc. beginning March 31, 2011, at the carrying value of LDK as required under the accounting guidelines for a transfer of an entity under common control (refer to Note 5 —Acquisition of Solar Green Technology).

As of December 31, 2012, the estimated future amortization expense related to other intangible assets is as follows (in thousands):

Amount
Year
2013	$570
2014	570
2015	563
2016	-
$1,703

12. Stockholders’ Equity

Issuance of common stock

On March 31, 2011, Solar Power, Inc. and LDK consummated the transactions contemplated by the second closing of the Stock Purchase Agreement whereby Solar Power, Inc. issued 20,000,000 shares of Series A Preferred Stock for an aggregate purchase price of $22.2 million. On June 22, 2011, the stockholders of the Company approved an amendment to the Company’s Articles of Incorporation increasing the authorized shares and enabling the automatic conversion of the 20,000,000 Series A Preferred stock to 88,910,400 shares of Common Stock of Solar Power, Inc. The 20,000,000 shares of Series A Preferred Stock were cancelled pursuant to the conversion. In combination with the issuance of 42,835,947 shares of Common Stock of Solar Power, Inc., under the first closing of the Stock Purchase Agreement in January 2011 in exchange for $10.7 million, the total shares owned by LDK represented 71% of the Company’s outstanding Common Stock at June 22, 2011. There were 52,267,576 shares of Common Stock outstanding prior to this transaction.

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

In July 2012, the Company issued 9,771,223 shares of its Common Stock to LDK Europe, a wholly-owned subsidiary of LDK, and 1,814,655 of its Common Stock to each of the two founders of SGT pursuant to the SGT Acquisition and Stock Purchase Agreement as part of an aggregate purchase price of 5.0 million Euros (approximately $6.3 million in U.S. Dollars at June 30, 2012). For further discussion of the transaction, refer to Note 5 —Acquisition of Solar Green Technology.

Issuance of warrants to purchase common stock

In October 2010, in conjunction with a consulting agreement, the Company issued a warrant to purchase 500,000 shares of its common stock to a consultant at an exercise price of $0.25 per share. The warrant is exercisable over a five-year period and vests based on certain performance criteria. This warrant was fair-valued at $0.23 per share using the Black-Scholes model. The warrant was to expire on October 1, 2015. The consultation agreement dated October 2010 was terminated by mutual agreement in June 2012, therefore also cancelling the related warrant to purchase 500,000 shares. Since the warrant was performance based and none of the performance requirements were considered probable of being met, no expense was recorded for the fiscal year ended December 31, 2011 through the date of cancellation.

There were no warrants issued during the year ended December 31, 2011.

On February 15, 2012, the Company’s Board of Directors approved the issuance of a warrant agreement for Cathay General Bancorp to purchase 300,000 shares of the Company’s Common Stock at $0.75 per share related to the credit facility entered into with Cathay Bank for an original aggregate principal amount of $9.0 million. The fair value of $0.29 per share was determined using the Black-Scholes-Merton model. Assumptions used in calculating fair value were as follows: a risk free interest rate of .38%, expected volatility of 103%, zero expected dividend yield, and an expected term of 3 years. The warrant expires on February 15, 2015 and is exercisable anytime within that period for an exercise price of $0.75 per share. The value of the warrant will be amortized over the remaining term of the associated credit facility through December 31, 2012. For the year ended December 31, 2012, $87,000 was amortized to interest expense.

The following table summarizes the Company’s warrant activity:

	Shares	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Term
Outstanding as of January 1, 2011 (1)	-	$-	-
Acquired in a transfer of an entity under common control (1)	2,866,302	2.42	2.11
Exercised	-	-	-
Cancelled/expired	(800,000)	1.15	-

Outstanding December 31, 2011	2,066,302	2.91	0.91
Issued	300,000	0.75	3.00
Exercised	-	-	-
Cancelled/expired	(2,066,302)	2.91	-

Outstanding December 31, 2012	300,000	0.75	2.10
Exercisable December 31, 2012	300,000	$0.75	2.10

(1)
As adjusted to reflect the balances of Solar Power, Inc. beginning March 31, 2011, at the carrying value of LDK as required under the accounting guidelines for a transfer of an entity under common control (refer to Note 5 —Acquisition of Solar Green Technology).

13. Stock-based Compensation

The Company measures stock-based compensation expense for all stock-based compensation awards based on the grant-date fair value and recognizes the cost in the financial statements over the employee requisite service period.

The following table summarizes the consolidated stock-based compensation expense, by type of awards for the years ended December 31 (in thousands):
	For the Years Ended
	December 31, 2012	December 31, 2011 As Recast (1)
Employee stock options	$349	$269
Restricted stock grants	106	192
Total stock-based compensation expense	$455	$461

The following table summarizes the consolidated stock-based compensation by line items for the years ended December 31 (in thousands):

	For the Years Ended
	December 31, 2012	December 31, 2011 As Recast (1)
General and administrative	$394	$425
Sales, marketing and customer service	57	29
Engineering, design and product management	4	7
Total stock-based compensation expense	455	461
Tax effect on stock-based compensation expense	—	—
Total stock-based compensation expense after income taxes	$455	$461

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

Assumptions used in the determination of the fair value of share-based payment awards using the Black-Scholes model for stock option grants during the years ended December 31 were as follows:

	For the Years Ended
	December 31, 2012			December 31, 2011 As Recast (1)
Expected term		3.75		3.00	-	3.75
Risk-free interest rate	.60%	-	.89%	0.9%	-	1.52%
Expected volatility	101%	-	103%	132	-	204%
Expected dividend yield		0%			0%

(1)
As recast to reflect the activity of SGT beginning January 1, 2011 combined with the balances of Solar Power, Inc. beginning March 31, 2011, as required under the accounting guidelines for a transfer of an entity under common control (refer to Note 5 —Acquisition of Solar Green Technology ).

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

The Company currently has time-based options outstanding. The time-based options generally vest 25% annually and expire three to five years from the date of grant. The restricted shares were fully vested as of December 31, 2012. Total number of shares reserved and available for grant and issuance pursuant to this Plan is equal to nine percent (9%) of the number of outstanding shares of the Company. Not more than 2,000,000 shares of stock shall be granted in the form of incentive stock options. Shares issued under the Plan will be drawn from authorized and unissued shares or shares now held or subsequently acquired by the Company. Outstanding shares of the Company shall, for purposes of such calculation, include the number of shares of stock into which other securities or instruments issued by the Company are currently convertible (e.g. convertible preferred stock, convertible debentures, or warrants for common stock), but not outstanding options to acquire stock. At December 31, 2012 there were 11,565,606 shares available for grant under the plan (9% of the outstanding shares of 198,214,456 plus outstanding warrants of 300,000 less options outstanding and exercises since inception).

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

The following table summarizes the Company’s stock option activities:

	Shares	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value ($000)
Outstanding as of January 1, 2011 (1)	—	$—
Acquired in a transfer of an entity under common control (1)	2,505,175	0.92
Granted	4,890,000	0.44
Exercised	—	—
Forfeited	(2,223,675)	0.71
Outstanding as of December 31, 2011	5,171,500	$0.56
Granted	2,620,000	0.33
Exercised	—	—
Forfeited	(1,955,000)	0.57
Outstanding as of December 31, 2012	5,836,500	$0.45	3.50	$-
Vested and exercisable as of December 31, 2012	1,609,500	$0.64	2.65	$-

(1)
As recast to reflect the activity of SGT beginning January 1, 2011 combined with the balances of Solar Power, Inc. beginning March 31, 2011, as required under the accounting guidelines for a transfer of an entity under common control (refer to Note 5—Acquisition of Solar Green Technology ).

The following table presents the exercise price and remaining life information about options exercisable at December 31, 2012:

Range of exercise price			Shares Exercisable	Weighted average remaining contractual life	Weighted average exercise price	Aggregate Intrinsic (000s)
$1.24	-	$1.30	413,500	0.54	$1.26	$-
$0.70	-	$1.23	93,000	1.20	0.74	-
$0.23	-	$0.69	1,103,000	3.10	0.40	-
			1,609,500	2.65	$0.64	$-

Changes in the Company’s non-vested stock awards are summarized as follows:

	Time-based Options		Restricted Stock
	Shares	Weighted Average Exercise Price Per Share	Shares	Weighted Average Grant Date Fair Value Per Share
Non-vested as of January 1, 2011 (1)	-	$-	-	$-
Acquired in a transfer of an entity under common control (1)	1,334,125	1.34	-	-
Granted	4,890,000	0.44	400,000	0.48
Vested	(429,125)	0.86	(400,000)	0.48
Forfeited	(1,470,000)	0.52	-	-
Non-vested as of December 31, 2011	4,325,000	$0.41	-	-
Granted	2,620,000	0.33	400,000	0.27
Vested	(1,187,875)	0.51	(400,000)	0.27
Forfeited	(1,530,125)	0.47	-	-
Non-vested as of December 31, 2012	4,227,000	$0.38	-	$-

(1)
As recast to reflect the activity of SGT beginning January 1, 2011 combined with the balances of Solar Power, Inc. beginning March 31, 2011, as required under the accounting guidelines for a transfer of an entity under common control (refer to Note 5—Acquisition of Solar Green Technology).

As of December 31, 2012, there was $1.6 million of unrecognized compensation cost related to non-vested option awards, which is expected to be recognized over a weighted-average of 3.8 years.

The total fair value of shares vested during the year ended December 31, 2012 and 2011 was $0.5 million and $0.4 million, respectively. There were no changes to the contractual life of any fully vested options during the years ended December 31, 2012 and 2011. There were no options exercised during the years ended December 31, 2012 or 2011.

Following is a summary of our restricted stock awards as of December 31, 2012 and 2011 and changes during the years then ended:

	Number of Shares	Weighted Average Grant-Date Fair Value
Restricted stock units at January 1, 2011 (1)	-	$-
Acquired in a transfer of an entity under common control (1)	525,868	1.03
Granted	400,000	0.48
Forfeited	-	-
Restricted stock units at December 31, 2011	925,868	0.79
Granted	400,000	0.27
Forfeited	-	-
Restricted stock units at December 31, 2012	1,325,868	$0.63

(1)
As recast to reflect the activity of SGT beginning January 1, 2011 combined with the balances of Solar Power, Inc. beginning March 31, 2011, as required under the accounting guidelines for a transfer of an entity under common control (refer to Note 5 —Acquisition of Solar Green Technology ).

14. Income Taxes

(Loss) income before provision for income taxes is attributable to the following geographic locations for the years ended December 31 (in thousands):

	2012	2011 (1)
United States	$(20,924)	$2,892
Foreign	(4,584)	(1,099)
	$(25,508)	$1,793

(1)
As recast to reflect the activity of SGT beginning January 1, 2011 combined with the balances of Solar Power, Inc. beginning March 31, 2011, as required under the accounting guidelines for a transfer of an entity under common control (refer to Note 5 —Acquisition of Solar Green Technology ).

The provision for income taxes consists of the following for the years ended December 31 (in thousands):

	2012	2011 (1)
Current:
Federal	$(46)	$77
State	(21)	181
Foreign	(395)	378
Total current	(462)	636
Deferred:
Federal	-	-
State	-	-
Foreign	382	(449)
Total deferred	382	(449)
Total provision for income taxes	$(80)	$187

(1)
As recast to reflect the activity of SGT beginning January 1, 2011 combined with the balances of Solar Power, Inc. beginning March 31, 2011, as required under the accounting guidelines for a transfer of an entity under common control (refer to Note 5 —Acquisition of Solar Green Technology ).

The reconciliation between the actual income tax expense and income tax computed by applying the statutory U.S. Federal income tax rate of 35% to pre-tax (loss) income before provision for income taxes for the years ended December 31 is as follows (in thousands):

	2012	2011 (1)
Provision for income taxes at U.S. Federal statutory rate	$(8,928)	$628
State taxes, net of federal benefit	(13)	117
Foreign taxes at different rate	1,591	312
Non-deductible expenses	(68)	19
Valuation allowance	4,843	(889)
Other	631	-
Impairment	1,864	-

	$(80)	$187

(1)
As recast to reflect the activity of SGT beginning January 1, 2011 combined with the balances of Solar Power, Inc. beginning March 31, 2011, as required under the accounting guidelines for a transfer of an entity under common control (refer to Note 5 —Acquisition of Solar Green Technology ).

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

	2012	2011 (1)
Deferred income tax assets:
Net operating loss carry forwards	$17,602	$11,675
Temporary differences due to accrued warranty costs	690	684
Temporary differences due to bonus and vacation accrual	94	-
Temporary differences due to construction in progress	1,316	-
Other temporary differences	196	697
Credits	16	-

	19,914	13,056
Valuation allowance	(19,914)	(12,842)

Total deferred income tax assets	-	214

Deferred income tax liabilities:
Other temporary differences	(173)

Total deferred income tax liabilities	(173)	-

Net deferred tax (liabilities) assets	$(173)	$214

(1)
As recast to reflect the activity of SGT beginning January 1, 2011 combined with the balances of Solar Power, Inc. beginning March 31, 2011, as required under the accounting guidelines for a transfer of an entity under common control (refer to Note 5 —Acquisition of Solar Green Technology ).

As of December 31, 2012, the Company had a net operating loss carry forward for federal income tax purposes of approximately $40.1 million, which will start to expire in the year 2027. The Company had a total state net operating loss carry forward of approximately $41.0 million, which will start to expire in the year 2016. The Company has a foreign net operating loss carry forward of $5.4 million, some of which begin to expire in 2014. The Company had a federal alternative minimum tax credit of $16,000, which does not expire.

Utilization of the federal and state net operating losses is subject to certain annual limitations due to the “change in ownership” provisions of the Internal Revenue Code of 1986 and similar state provisions. However, the annual limitation is not anticipated to result in the expiration of net operating losses and credits before utilization.

The Company recognizes deferred tax assets if it is more likely than not that those deferred tax assets will be realized. Management reviews deferred tax assets periodically for recoverability and makes estimates and judgments regarding the expected geographic sources of taxable income in assessing the need for a valuation allowance to reduce deferred tax assets to their estimated realizable value. Realization of the Company’s deferred tax assets is dependent upon future earnings, if any, the timing and amount of which are uncertain. Because of the Company’s lack of earnings history, the net deferred tax assets have been fully offset by a valuation allowance. The valuation allowance increased by $7.1 million during the year ended December 31, 2012. The valuation allowance decreased by $3.3 million during the year ended December 31, 2011.

The Company has no unremitted foreign earnings from Hong Kong and immaterial foreign retained earnings from Italy and the PRC.

The Company currently files income tax returns in the U.S., as well as California, New Jersey, and certain other foreign jurisdictions. The Company is currently not the subject of any income tax examinations. The Company’s tax returns remain open for examination for years after December 31, 2008.

The Company had no unrecognized tax benefits for the years ended December 31, 2012 and 2011, respectively.

15. Net (Loss) Income Per Share of Common Stock

Basic (loss) income per share is computed by dividing income attributable to common shareholders by the weighted-average number of common shares outstanding for the period. Diluted (loss) income per share reflects the potential dilution of shares by adding other common stock equivalents, including common stock options, warrants, and restricted common stock, in the weighted average number of common shares outstanding for a period, if dilutive. Potentially dilutive shares are excluded from the computation if their effect is anti-dilutive. For the year ended December 31, 2012 and 2011, 6.1 million and 7.2 million potentially dilutive shares, respectively, were excluded from the computation of diluted loss per share because their effect on net loss per share was anti-dilutive. As a result of the net loss for the year ended December 31, 2012, there is no dilutive impact to the net loss per share calculation for the period.

The following table presents the calculation of basic and diluted net (loss) income per share:

	Years Ended December 31,
	2012	2011 (1)
Numerator:
Net (loss) income	$(25,428)	$1,606
Denominator:
Basic weighted-average common shares	190,462	184,414

Effect of dilutive shares
Options	-	28
Warrants	-	-

Diluted weighted-average common shares	190,462	184,442

Basic net (loss) income per share	$(0.13)	$0.01

Diluted net (loss) income per share	$(0.13)	$0.01

(1)
As recast to reflect the activity of SGT beginning January 1, 2011 combined with the balances of Solar Power, Inc. beginning March 31, 2011, as required under the accounting guidelines for a transfer of an entity under common control (refer to Note 5 —Acquisition of Solar Green Technology ).

 16. Lines of Credit and Loans Payable

Lines of Credit

On December 26, 2011, the Company entered into a Business Loan Agreement with Cathay Bank (“Cathay”) whereby Cathay agreed to extend the Company a line of credit of the lesser of $9.0 million or seventy percent (70%) of the aggregate amount in certain accounts receivable, which will mature December 31, 2012. LDK agreed to guaranty the full amount of the loan under a Commercial Guaranty by and between LDK and Cathay dated December 26, 2011. The interest rate under the loan is variable, 1.25% above the prime rate. In conjunction with the Business Loan Agreement, the Company and Cathay entered into a Commercial Security Agreement dated December 26, 2011 (“Cathay Security Agreement”), pursuant to which Cathay is granted a security interest in the collateral, which is certain accounts receivable. See Note 12— Stockholders’ Equity regarding the warrants associated with the line of credit that were issued in February 2012. As of December 31, 2011, the Company had a balance outstanding to Cathay on the line of credit of $6.0 million recorded in the current account lines of credit.

Under the Business Loan Agreement, the Company is required to adhere to certain covenants, including a profitability requirement and financial statement ratio covenants. On June 15, 2012, the Company and Cathay executed a modification to the terms of the line of credit to adjust the required debt to worth ratio from three to one from two and one-half to one, and to subject all future advances to seventy percent of the receipts related to EPC agreements reviewed and approved by Cathay. Due to the accounting treatment related to the Aerojet 1 solar project development, the Company’s debt to worth covenant was in violation at December 31, 2011 and continues to be in violation until the related financial obligation is satisfied. The Company obtained a waiver from Cathay that excludes the financial impact of the Aerojet 1 transaction from the calculation of the debt to worth ratio through the term of the loan.

As of September 30, 2012, the Company was in violation of two other covenants. Due to the loss before income taxes for the three months ended September 30, 2012, the Company did not meet the minimum $1.0 million pre-tax profit covenant. As a result of the second quarter 2012 reclassification of the CDB loan from long-term to short-term, the Company did not meet the current ratio covenant. A notice of default was not issued by Cathay.

Additionally, related to the financial concerns of the Company’s parent, LDK, as discussed in Note 2— Going Concern Considerations and Management’s Plan, the Cathay line of credit contains a material adverse change (“MAC”) clause under which the bank can declare amounts immediately due and payable. Due to the subjectivity of the MAC clause, it is not clear whether the events described above regarding LDK would represent a material adverse change. Should the banks declare amounts immediately due and payable under the MAC clause, the Company does not have the ability to make the payments without additional sources of financing or accelerating the collection of outstanding receivables.

In December 2012, the Company amended the Business Loan Agreement with Cathay. Under the terms of the amended loan agreement, the facility amount was reduced to $7.0 million, with a variable interest rate of 2.0% above the prime rate and a 6% floor rate. The maturity date is extended to June 30, 2013 with monthly principal payments of $0.5 million due each month beginning December 30, 2012. The covenants were amended to include, among other items, the subordination of the net account payable due to LDK and elimination of minimum income and cash flow requirements. As of December 31, 2012, the Company had a balance outstanding to Cathay on the line of credit of $6.5 million recorded in the current account lines of credit.

During 2011 and 2012, SGT entered into various unsecured revolving credit agreements with six Italian financial institutions under which SGT may borrow up to 4.9 million Euros (approximately $6.5 million U.S. Dollars). Amounts borrowed for advances on customer invoices or for performance bonds to customers may be repaid and reborrowed after repayment. The Company is required to pay interest on outstanding borrowings at interest rates ranging from 4.3% to 9.8%, compounded quarterly. Repayment is due for each invoice advance upon repayment by the customer, up to one-hundred twenty days from utilization of each facility. As of December 31, 2012 and 2011, $4.4 million and $5.6 million, respectively, were outstanding under the revolving credit facilities, classified in the current account lines of credit.

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

On December 30, 2011, SPI New Jersey entered into two facility agreements with CDB. The first Facility Agreement is for a $3.6 million facility and a RMB 72,150,000 ($11.5 million at current exchange rates) facility and relates to EPC Financing for one of the Company’s customers. The second Facility Agreement is for a $15.6 million facility and a RMB 77,850,000 ($12.3 million at current exchange rates) facility and relates to EPC financing for another of the Company’s customers. SPI New Jersey has twelve months to draw upon the facilities. The interest rate is a variable interest rate based on either LIBOR plus a margin, in the case of a loan under a U.S. dollar portion, or the standard RMB interest rate for similar loans, in the case of a loan under a RMB portion. The interest is payable every six months. Under each Facility Agreement, SPI New Jersey is obligated to pay a front-end fee of 1.5% of the total amount of the U.S. dollars portion of a Facility Agreement upon the first drawing under the U.S. dollars portion of that Facility Agreement. Further, SPI New Jersey is obligated to pay a front-end fee of 1.5% of the total amount of the RMB portion of a Facility Agreement upon the first drawing under the RMB portion of that Facility Agreement. Additionally, SPI New Jersey is obligated to pay a fee equal to 0.5% per annum of the available but undrawn funds. The loans under a facility may be prepaid in whole or in part. However, any repaid portion cannot be re-borrowed. The full amount outstanding under a facility is required to be paid in full twenty-four months from the date the facility was first utilized, which was December 2011. The loans outstanding under the facility also become payable on the occurrence of certain events, including a change of control of SPI New Jersey. During the three months ended March 31, 2012, SPI New Jersey repaid the first Facility Agreement of $3.6 million upon completion of the related solar development project. During the three months ended June 30, 2012, the Company drew down the remaining amount of RMB 77,850,000 (or $12.3 million in USD) under the second Facility Agreement. As of December 31, 2011, the outstanding balance under these two credit facilities was $19.2 million, which was recorded in the noncurrent account loans payable, financing and capital lease obligations, net of current portion. As of December 31, 2012, the outstanding balance under these two credit facilities was $27.9 million, which was recorded in the current account loans payable and capital lease obligations.

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

On June 1, 2010, Solar Power, Inc. and Five Star Bank (“Five Star”) entered into a Loan Agreement (the “Original Loan Agreement”). Under the Original Loan Agreement, Five Star agreed to advance a loan in an amount equal to $3.9 million at an interest rate equal to 8.00% per annum. The Original Loan Agreement was evidenced by a Promissory Note, which was payable in 120 equal monthly payments of $48,000, commencing on July 15, 2010 through the maturity date of the loan, which was June 15, 2020. On June 1, 2011, Solar Power, Inc. refinanced the above Original Loan Agreement by entering into a Term Loan Agreement (the “Loan Agreement”) with East West Bank (“East West”). Under the Loan Agreement, East West agreed to advance a loan in an amount equal to $4.5 million at a variable interest rate based on the Prime Rate plus 1.25% as provided in the Loan Agreement, not to be less than 6.00% per annum. The Loan Agreement was evidenced by a Promissory Note which is payable in 108 monthly payments, and has a maturity date of May 1, 2020. The Loan Agreement contained customary representations, warranties and financial covenants. In the event of default as described in the Loan Agreement, the accrued and unpaid interest and principal immediately becomes due and payable and the interest rate increases to 11.00% per annum. Borrowings under the Loan Agreement were secured by (i) a blanket security interest in all of the assets of our wholly owned subsidiary, Solar Tax Partners 2, LLC (“STP2”), and (ii) a first priority lien on the easement interest, improvements, fixtures, and other real and personal property related thereto located on the property described in the Loan Agreement. The loan payable under the Loan Agreement of $4.3 million at December 31, 2011 was recorded as a current liability on the consolidated balance sheet at December 31, 2011, since if the facility was sold the loan could contractually be required to be paid, and the facility was expected to be sold within twelve months. In June 2012, the Company sold the STP2 facility and assigned the related loan obligation, resulting in a zero balance for this loan payable as of December 31, 2012.

17. Commitments and Contingencies

Commitments

Restricted cash —At December 31, 2012 and 2011, the Company had restricted bank deposits of $0.4 million and $1.0 million, respectively. The restricted bank deposits consist of a reserve pursuant to our guarantees of Solar Tax Partners 1, LLC (“STP”) with the bank providing the debt financing on the Aerojet 1 solar generating facility (see below for additional details related to the Aerojet 1 development project) and reserves pursuant to SGT’s performance bonds and surety guarantees held at various foreign banks. As part of the sale of STP2 in June 2012, the previously restricted bank deposits of $0.3 million were released upon assignment to HEK of the related loan agreement with the bank providing the debt financing for the solar generating facility formerly owned by our subsidiary, Solar Tax Partners 2, LLC.

Guarantee —On December 22, 2009, in connection with an equity funding of STP related to the Aerojet 1 solar development project, the Company along with STP’s other investors entered into a Guaranty (“Guaranty”) to provide the equity investor, Greystone Renewable Energy Equity Fund (“Greystone”), with certain guarantees, in part, to secure investment funds necessary to facilitate STP’s payment to the Company under the EPC. Specific guarantees made by Solar Power, Inc. include the following in the event of the other investors’ failure to perform under the operating agreement:

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

The Company has recorded on its Consolidated Balance Sheet the guarantees of $0.1 million at December 31, 2012 and 2011, respectively, which approximates their fair value (refer to Note 19— Fair Value of Financial Instruments ). These amounts, less related amortization, are included in accrued liabilities. These guarantees for the Aerojet 1 project are accounted for separately from the financing obligation related to the Aerojet 1 project because they are with different counterparties.

Financing Obligation —The guarantees associated with Aerojet 1 constitute a continuing involvement in the project. While the Company maintains its continuing involvement, it will apply the financing method and, therefore, has recorded and classified the proceeds received of $12.9 million and $13.9 million from the project in long-term liabilities within loans payable, financing and capital lease obligations, net of current portion, at December 31, 2012 and 2011, respectively, in the Consolidated Balance Sheets.

Performance Guaranty — On December 18, 2009, the Company entered into a 10-year energy output guaranty related to the photovoltaic system installed for STP at the Aerojet 1 facility in Rancho Cordova, CA. The guaranty provided for compensation to STP’s system lessee for shortfalls in production related to the design and operation of the system, but excluding shortfalls outside the Company’s control such as government regulation. The Company believes that the probability of shortfalls is unlikely and if they should occur they would be covered under the provisions of its current panel and equipment warranty provisions. For the fiscal year ended December 31, 2012, there continues to be no charges against our reserves related to this performance guaranty.

Product Warranties —Solar Power, Inc. offers the industry standard of 25 years for our solar modules and industry standard five years on inverter and balance of system components. Due to the warranty period, Solar Power, Inc. bears the risk of extensive warranty claims long after the Company has shipped product and recognized revenue. In our cable, wire and mechanical assemblies business, historically our warranty claims have not been material. In our solar photovoltaic business, our greatest warranty exposure is in the form of product replacement. Until the third quarter of 2007, Solar Power, Inc. purchased its solar panels from third-party suppliers and since the third-party warranties are consistent with industry standards it considered our financial exposure to warranty claims immaterial. Certain photovoltaic construction contracts entered into during the year ended December 31, 2007 included provisions under which Solar Power, Inc. agreed to provide warranties to the buyer, and during the quarter ended September 30, 2007 and continuing through the fourth quarter of 2010, Solar Power, Inc. installed its own manufactured solar panels. As a result, the Company recorded the provision for the estimated warranty exposure on these contracts within cost of sales. Since Solar Power, Inc. does not have sufficient historical data to estimate its exposure, it has looked to its own historical data in combination with historical data reported by other solar system installers and manufacturers. The Company now only installs panels manufactured by unrelated third parties and its parent, LDK. The Company provides the manufacturer’s pass through warranty, and reserves for unreimbursed costs, such as labor, material and transportation costs to replace panels and balance of system components provided by third-party manufacturers. The current portion is presented in accrued liabilities and the non-current portion is presented in the noncurrent account other liabilities on the Consolidated Balance Sheets.

The accrual for warranty claims consisted of the following (in thousands):

	2012	2011 As Recast (1)
Beginning balance - January 1, (1)	$1,679	$-
Adjustment to combine balance as of March 31, 2011 (1)	-	1,476
Provision charged to warranty expense	221	212
Less: warranty claims	(363)	(9)
Ending balance - December 31,	1,537	1,679
Current portion of warranty liability	200	200
Non-current portion of warranty liability	$1,337	$1,479

(1)
As adjusted to reflect the balances of SGT beginning January 1, 2011 combined with the balances of Solar Power, Inc. beginning March 31, 2011, as required under the accounting guidelines for a transfer of an entity under common control (refer to Note 5 —Acquisition of Solar Green Technology).

Capital Lease Commitments —The Company’s SGT subsidiary completed construction of two SEFs in fiscal year 2011, which they sold to and leased back from a leasing company in May 2012. The balances of these Italian assets as of December 31, 2012 are under capital leases. Refer to Note 10 —Property, Plant and Equipment for further details on the related asset. The leases expire in 2030. The following is the aggregate minimum future lease payments under capital leases as of December 31, 2012 (in thousands):

2013	$690
2014	$685
2015	$685
2016	$685
2017	$685
Thereafter	$8,387
Total minimum lease payments	$11,817
Less amounts representing interest	$(5,280)
Present value of minimum payments	$6,537
Less current portion	$(689)
Present value of minimum payments - noncurrent	$5,848

Operating leases — The Company leases facilities under various operating leases, some of which contain escalation clauses, which expire through 2017. The Company also leases vehicles under operating leases. Rental expenses under operating leases included in the statement of operations were $0.9 million and $0.5 million for the years ended December 31, 2012 and 2011, respectively.

Future minimum payments under all of our non-cancelable operating leases are as follows as of December 31, 2012 (in thousands):

2013	$711
2014	676
2015	596
2016	482
2017	195
Thereafter	-
$2,660
Contingencies

Motech Industries, Inc. (“Motech”) filed a complaint against the Company on November 21, 2011, in the Superior Court of California, County of Sacramento, alleging that the Company breached a November 29, 2010 settlement agreement by failing to make payments set forth therein for products supplied to the Company by Motech. Motech has alleged causes of action for breach of contract and breach of the covenant of good faith and fair dealing seeking to recover a total of $339,544.15 in damages from the Company plus its attorneys’ fees and costs. The Company filed its answer on December 22, 2011 generally denying all of the allegations in Motech’s complaint. Specifically, the Company contends that it has paid Motech in full for all monies owed under the settlement agreement. No discovery has been conducted, and on January 25, 2013, the Court denied Motech’s motion for summary judgment. The Company intends to defend the action and believes it is unlikely that the Company will be required to pay any amounts related to this complaint, therefore no accrual has been made in the Company’s Consolidated Financial Statements.

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

18. Operating Risk and Geographical Information

Concentrations of Credit Risk and Major Customers — A substantial percentage of the Company’s net revenue comes from sales made to a small number of customers to whom sales are typically made on an open account basis. Details of customers accounting for 10% or more of total net revenue for the years ended December 31, 2012 and 2011 are as follows (in thousands):

	2012		2011
		% of Total		% of Total
Customer	Revenue	Revenue	Revenue	Revenue
Related party sales, including North Palm Springs Investments LLC*	$35,539	36%	$31,470	23%
KDC Solar Credit LS, LLC	26,010	26%	59,336	42%

	$61,549	62%	$90,806	65%

*	North Palm Springs Investments, LLC is a wholly owned subsidiary of LDK Solar USA, Inc.
(1)
As adjusted to reflect the balances of SGT beginning January 1, 2011 combined with the balances of Solar Power, Inc. beginning March 31, 2011, as required under the accounting guidelines for a transfer of an entity under common control (refer to Note 5 —Acquisition of Solar Green Technology).

Details of the accounts receivable and costs and estimated earnings in excess of billings on uncompleted contracts and construction in progress from the customers with the largest aggregate balances (including all customers with accounts receivable balances of 10% or more of accounts receivable) at December 31, 2012 and 2011, respectively are (in thousands):

	2012		2011 As Recast (1)
Customer	$	% of Total	$	% of Total
Related party sales, including North Palm Springs Investments LLC*	$11,858	11%	$24,944	23%
KDC Solar Credit LS, LLC	39,993	39%	43,735	41%
Taneo Fund Management Company	16,078	16%	—	—

	$67,929	66%	$68,679	65%

*	North Palm Springs Investments, LLC is a wholly owned subsidiary of LDK Solar USA, Inc.
(1)
As adjusted to reflect the balances of SGT beginning January 1, 2011 combined with the balances of Solar Power, Inc. beginning March 31, 2011, as required under the accounting guidelines for a transfer of an entity under common control (refer to Note 5 —Acquisition of Solar Green Technology).

Geographical Information

Net sales by geographic location are as follows:

Location	2012	2011 As Recast (1)
United States	$64,617	$97,058
Europe	35,101	42,450
Asia	238	239
Mexico	—	13
Other	—	7
	$99,956	$139,767

(1)
As adjusted to reflect the balances of SGT beginning January 1, 2011 combined with the balances of Solar Power, Inc. beginning March 31, 2011, as required under the accounting guidelines for a transfer of an entity under common control (refer to Note 5 —Acquisition of Solar Green Technology).

Geographic information, which is based upon physical location, for long-lived assets was as follows (in thousands):

Location	2012	2011 As Recast (1)
United States	$15,028	$22,440
Italy	6,783	401
China (including Hong Kong)	4	—

	$21,815	$22,841

(1)
As adjusted to reflect the balances of SGT beginning January 1, 2011 combined with the balances of Solar Power, Inc. beginning March 31, 2011, as required under the accounting guidelines for a transfer of an entity under common control (refer to Note 5 —Acquisition of Solar Green Technology).

19. Fair Value of Financial Instruments

Our financial instruments consist principally of cash and cash equivalents, notes receivable, guarantees and long-term debt. The fair value of a financial instrument is the amount at which the instrument could be exchanged in an orderly transaction between market participants to sell the asset or transfer the liability. The Company uses fair value measurements based on quoted prices (unadjusted) for identical assets or liabilities in active markets that the entity can access as of the measurement date (Level 1), significant other observable inputs other than Level 1 prices such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data (Level 2), or significant unobservable inputs reflect a company’s own assumptions about the assumptions that market participants would use in pricing an asset or liability (Level 3), depending on the nature of the item being valued.

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

On March 31, 2011, the Company and LDK consummated the transactions contemplated by the second closing of the SPA whereby the Company issued 20,000,000 shares of Series A Preferred Stock for an aggregate purchase price of $22.2 million. On June 22, 2011, the shareholders of the Company approved an amendment to the Company’s Articles of Incorporation increasing the authorized shares and enabling the automatic conversion of the 20,000,000 Series A Preferred stock to 88,910,400 shares of the Company’s Common Stock. The 20,000,000 shares of Series A Preferred Stock were cancelled pursuant to the conversion. In combination with the issuance of 42,835,947 shares of Solar Power, Inc.’s Common Stock in January in exchange for $10.7 million, the total shares owned by LDK 71% of the Company’s outstanding Common Stock as of June 22, 2011.

In June 2011, the Company transferred to LDK Solar USA, Inc. at book value its interest in North Palm Springs Investments, LLC (“NPSLLC”), a wholly owned subsidiary of LDK Solar USA, Inc., and entered into two EPC agreements with NPSLLC for the construction of two utility scale solar projects with a combined contract value of $29.2 million. The EPC agreements provide for milestone payments based on performance against a schedule of values.

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

During the year ended December 31, 2012, the Company recorded net sales to LDK, NPSLLC and Terrasol of $35.5 million with a cost of goods sold of $32.6 million, primarily consisting of solar development costs. During the year ended December 31, 2011, the Company recorded net sales to LDK and NPSLLC of $31.5 with a cost of goods sold of $28.4 million, primarily consisting of solar development costs and the sale of an Italian SEF to LDK. As of December 31, 2012, accounts receivable from LDK was $11.9 million, primarily related to the receivables from solar development projects with and inventory sale to LDK. As of December 31, 2011, the Company had accounts receivable of $24.6 million from LDK and NPSLLC, primarily related to billings under EPC contracts with milestone payments due upon performance against a schedule of values in the agreements.

As of December 31, 2012 and 2011, the Company had accounts payable to LDK of $51.8 million and $62.2 million, respectively, primarily related to purchases of solar panels for solar development projects. See Note 2—Going Concern Considerations and Management’s Plan for further discussion related to the accounts payables with LDK.