Form 10-K/A
period 2012-12-31
Solar Power, Inc.
filed 2013-04-30
CIK 1210618

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A
Amendment No. 1

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

The number of shares of registrant’s common stock outstanding as of April 22, 2013 was 198,214,456.

DOCUMENTS INCORPORATED BY REFERENCE

None.

Explanatory Note

Solar Power, Inc. (the “Company,” “we,” “us” or “our”) is filing this Amendment No. 1 on Form 10-K/A (this “Amendment”) to amend our Annual Report on Form 10-K for the year ended December 31, 2012, as filed with the Securities and Exchange Commission (the “SEC”) on April 19, 2012 (the “Original Filing”), to include the information required by Part III of Form 10-K. This information was previously omitted from the Original Filing in reliance on General Instruction G(3) to Form 10-K, which permits the information in the above referenced items to be incorporated in the Form 10-K by reference from our definitive proxy statement if such statement is filed no later than 120 days after our fiscal year-end. The information required by Items 10-14 of Part III is no longer being incorporated by reference to the proxy statement relating to the Company’s 2013 Annual Meeting of Shareholders.  The reference on the cover of the Original Filing to the incorporation by reference to portions of our definitive proxy statement into Part III of the Original Filing is hereby deleted.  This Amendment No. 1 is not intended to update any other information presented in the Annual Report as originally filed.

Form 10-K/A
(Amendment No. 1)
For the Fiscal Year Ended December 31, 2012

TABLE OF CONTENTS

PART III	26
ITEM 10 DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.	26
ITEM 11 EXECUTIVE COMPENSATION	26
ITEM 12 SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS	26
ITEM 13 CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE	26
ITEM 14 PRINCIPAL ACCOUNTING FEES AND SERVICES	26
PART IV	27
ITEM 15 EXHIBITS, FINANCIAL STATEMENT SCHEDULES	27

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors, Executive Officers and Significant Employees

The following table sets forth the names and ages of our current board of directors (the “Board”), our named executive officers and  the principal offices and positions held with else by each person. Our executive officers are appointed by our Board. Our directors serve until the earlier occurrence of the appointment of his or her successor at the next meeting of shareholders, death, resignation or removal by the Board. There are no family relationships among our directors and our named executive officers.

Person	Age	Position
Xiaofeng Peng	38	Chairman of the Board of Directors
Stephen C. Kircher	59	Chief Executive Officer and Director
Francis W. Chen	64	Director
Jack Lai	59	Director
Dennis Wu	71	Director
James R. Pekarsky	53	Chief Financial Officer

Biographies

Set forth below is a brief biography of each director and named executive officer that contains information regarding the individual’s service as a director or named executive officer including business experience for the past five years.  In addition, information for directors includes directorships held during the past five years, information concerning certain legal or administrative proceedings, if applicable, and the experiences, qualifications, attributes or skills that caused the Board to determine that the individual should serve as a director for the Company.

Xiaofeng Peng

Mr. Peng has served as chairman of our Board since January 10, 2011. Mr. Peng was appointed chairman of the Board pursuant to the the Stock Purchase Agreement entered into between the Company and LDK Solar Co., Ltd. (“LDK”) on January 5, 2011. Mr. Peng founded LDK in July 2005 and is its chairman of the board and chief executive officer. Prior to founding LDK, Mr. Peng founded Suzhou Liouxin in March 1997 and was its chief executive officer until February 2006. Suzhou Liouxin is a leading manufacturer of personal protective equipment in Asia. Mr. Peng graduated from Jiangxi Foreign Trade School in 1993 with a diploma in international business and from Beijing University Guanghua School of Management with an executive MBA degree in 2002.

Mr. Peng’s experience as founder of LDK and his previous experience in founding and managing manufacturing operations qualify him to be a director of the Company.

Steve C. Kircher

Mr. Kircher has served as our director since May 2006. Mr. Kircher previously served as the chairman of our Board from September 2006 through January 10, 2011. Mr. Kircher has served as our chief executive officer since May 2006 and president since December 2006. Prior to that, Mr. Kircher served as a consultant to International DisplayWorks, Inc. from December 2004 through April 2006. Mr. Kircher also served as the chairman and chief executive officer of International DisplayWorks, Inc. from July 2001 until December 2004. Mr. Kircher has a Bachelor of Arts degree from the University of California, San Diego. Mr. Kircher was the subject of  National Association of Securities Dealers (“NASD”) (now known as Financial Industry Regulatory Authority or “FINRA”) disciplinary proceedings relating to potential violations of NASD Conduct rules for events occurring in 1999 in connection with Mr. Kircher’s status and duties as a principal of CapBay Financial Services. The NASD complaint alleged improper markups based on CapBay’s contemporaneous cost in connection with the purchase and sale of two stocks, failure of brokers to make required penny stock disclosure in connection with the purchase and sale of one stock, and failure to maintain and enforce supervisory procedures designed to achieve compliance with securities rules and regulations. CapBay Financial Services ceased operations in approximately 2001, and Mr. Kircher also ceased working in the industry to manage operations at International DisplayWorks, Inc., as noted above, at the same time. Mr. Kircher later entered into a letter of acceptance, consent and waiver (“AWC”) with the NASD, pursuant to which Mr. Kircher consented to the imposition of disciplinary sanctions, including his agreement that he would not associate with any NASD member in the future without NASD consent. The letter was accepted by NASD in March 2002, and, along with Mr. Kircher’s payment of an agreed upon fine, constituted the final disposition of this matter.

The Board believes that Mr. Kircher’s broad base of management and oversight skills and extensive background experience with respect to establishing manufacturing operations in China and domestically makes him an excellent candidate to serve as director of the Company. As our present chief executive officer, Mr. Kircher has an extensive understanding of our structure, history and goals and serves as our chief strategist for our business model. Mr. Kircher is also one of our significant investors. As such, not only does Mr. Kircher bring to our Board a wealth of management and oversight experience and expertise, his personal interests are also inextricably aligned with our future success.

Francis W. Chen

Mr. Chen has served as our director since November 23, 2009. Mr. Chen is currently a venture partner at WI Harper Group, a venture capital firm with offices in San Francisco, Beijing and Taipei. Prior to this, Mr. Chen was a co-founder of Pacific Advantage International in 2002. He continues to serve as chairman of Pacific Advantage International. Mr. Chen also serves as a member of the boards for SB2 and Stealth Peptides. Mr. Chen has twenty years of prior management experience in the healthcare industry with Becton-Dickinson, Baxter International and a number of biotechnology start-ups. Mr. Chen received a Ph.D. in immunology from Harvard University in 1976, and received a M.S. and a B.S. in chemistry from Tufts University in 1970.

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

Jack Lai

Mr. Lai has served as our director since January 10, 2011. Mr. Lai was appointed director pursuant to the terms of the Stock Purchase Agreement entered into between the Company and LDK on January 5, 2011.  Mr. Lai is currently an executive vice president, chief financial officer and secretary of LDK. He joined LDK in August 2006. Mr. Lai has over 20 years of experience in finance, strategic planning and corporate management. Prior to joining LDK, Mr. Lai served as the chief financial officer and vice president of Silicon Storage Technology, Inc. He was the vice president of finance and administration and the chief financial officer of Aplus Flash Technology, Inc. in San Jose, California from 2000 to 2003. He served as vice president of finance and administration, chief financial officer and general manager of Wirex Corporation, Inc. in Portland, Oregon, from 1998 to 2000. Mr. Lai graduated from Tamkang University with a bachelor’s degree in business administration in 1976, from Chinese Culture University with an MBA degree in 1978 and from San Jose State University with an MBA degree in 1982.

Mr. Lai’s broad experience and expertise serving as chief financial officer of LDK as well as his previous experience in the technology sector qualifies him to serve as a director of the Company.

Dennis Wu

Mr. Wu has served as our director since July 22, 2011 and serves as the chairman of our Audit and Compensation Committees. Mr. Wu is the managing partner and Co-Founder of WuHoover & Co. LLP, a certified public accounting firm focused on serving emerging and mid-sized businesses. Mr. Wu currently serves as the chairman of board and of the Audit Committee and a member of the Compensation and Transaction Committees for Recology. From June 2005 to March 2008, Mr. Wu served as executive vice-president and chief financial officer of UCBH Holdings, Inc. (“UCBH”) and its wholly owned subsidiary United Commercial Bank (“UCB”). He was previously elected as an independent director and chairman of the respective Audit Committee of UCBH (a NASDAQ listed company) and UCB. Mr. Wu has also served as the chairman of the Risk Management Committee of UCBH and UCB. Mr. Wu graduated with a B.S. and M.B.A. from the University of California at Berkeley, Haas School of Business. He retired in 2004 after a 37-year career at Deloitte & Touche, LLP, at the firm’s San Francisco office. Mr. Wu began at Deloitte as an auditor and ultimately held various managing partner positions. Mr. Wu is a California Certified Public Accountant.

Mr. Wu’s broad experience and expertise as an independent director and as a member of audit, compensation, investment, risk management, and transaction committees previously, as well as his previous experience in the technology sector qualifies him to serve as a director of the Company.

James R. Pekarsky

James R. Pekarsky has served as our chief financial officer since November 2011.  Prior to joining the Company, Mr. Pekarsky served as chief financial officer for several NASDAQ listed companies, including Mosys and Virage Logic. In addition, Mr. Pekarsky has extensive operational expertise holding general manager positions with large public companies such as Mentor Graphics and Bio Rad. His diversified background includes international business experience, acquisitions, venture capital and bank fund raising, and initial public offerings. In the years prior to joining the Company, he operated his own consulting practice where he assumed chief financial officer responsibilities for multiple Silicon Valley companies, providing companywide financial oversight and guidance including strategic planning and fund raising activities. Mr. Pekarsky holds a B.S. in Accounting from Indiana University of Pennsylvania in Indiana, Pennsylvania and an M.B.A. in Finance from Golden Gate University in San Francisco, California.

Consideration of Director Nominees

There have been no material changes to the procedures by which security holders may recommend nominees to our Board of Directors.

Audit Committee Financial Expert

The members of the Audit Committee are Mr. Dennis Wu (Audit Committee Chairman) and Mr. Francis W. Chen.  The Board has determined that each member of the Audit Committee is “independent” as defined by the applicable NASDAQ rules and by the Sarbanes-Oxley Act of 2002 and regulations of the SEC, and that Mr. Wu qualifies as an “audit committee financial expert” as defined in such regulations.

Code of Ethics

We have adopted a code of ethics that applies to our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions. The Code of Conduct is available at our website at www.solarpowerinc.net.

Section 16 Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the Company’s executive officers and directors and persons who own more than 10% of a registered class of the Company’s equity securities, to file with the SEC initial statements of beneficial ownership, reports of changes in ownership and annual reports concerning their ownership, of common stock and other equity securities of the Company on Forms 3, 4, and 5, respectively. Executive officers, directors and greater than 10% shareholders are required by SEC regulations to furnish us with copies of all Section 16(a) reports they file. We believe that all reports required by section 16(a) for transactions in the year ended December 31, 2012 were filed timely.

 ITEM 11.  EXECUTIVE COMPENSATION

Compensation Table

The following table provides information concerning compensation earned by our current named executive officers including the options and restricted stock awards. A column or table has been omitted if there was no compensation awarded to, earned by or paid to any of the named executive officers or directors required to be reported in such table or column in the respective fiscal year.  We do not have any employment agreements, nor do we have severance terms or provisions for executive officers.

Summary Compensation Table

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards $	Option Awards $		All Other Compensation $		Total ($)

Stephen C. Kircher,	2012	220,000	110,000	—	—		—		330,000
Chief Executive Officer and Director	2011	215,000	110,000	—	465,000	(1)	—		790,000
(Principle Executive Officer)
James R. Pekarsky	2012	200,000	55,000	—	—		—		255,000
Chief Financial Officer	2011	33,333	—	—	243,000	(2)	—		276,333
(Principle Executive Officer)
Jeffrey M. Pontius, (3)	2012	182,500	54,166	—	—		60,030	(4)	296,696
Executive Vice President	2011	169,599	29,166	—	186,000	(5)	43,758	(6)	428,523

Robert A. Wood, (7)	2012	132,820	50,000	—	—		—		182,820
Executive Vice President	2011	191,250	50,000	—	348,750	(8)	—		590,000

(1)
Reflects options granted to Mr. Kircher to purchase 1,000,000 shares of our common stock at an exercise price of $0.49 and a grant date fair value of $0.465 with four-year vesting terms and which expire in five years. As of December 31, 2012, 250,000 shares underlying these options were vested. The amount reported represents the grant date fair value computed in accordance with Financial Accounting Standards Board (“FASB”) ASC Topic 718.

(2)
Reflects options granted to Mr. Pekarsky to purchase 1,000,000 shares of our common stock at an exercise price of $0.26 and a grant date fair value of $0.243 with four-year vesting terms and which expire in five years. As of December 31, 2012, 250,000 shares underlying  these options were vested. The options were fair-valued using the Black-Scholes valuation model. The amount reported represents the grant date fair value computed in accordance with Financial Accounting Standards Board (“FASB”) ASC Topic 718.

(3)	Mr. Pontius resigned from the Company on April 1, 2013.
(4)	Represents relocation bonus paid to Mr. Pontius.

(5)
Reflects options granted to Mr. Pontius to purchase 400,000 shares of our common stock at an exercise price of $0.49 and a grant date fair value of $0.465 with four-year vesting terms. As of December 31, 2012, 100,000 shares underlying these options were vested. The options were fair-valued using the Black-Scholes valuation model. The amount reported represents the grant date fair value computed in accordance with Financial Accounting Standards Board (“FASB”) ASC Topic 718.

(6)	Reflects relocation expenses and housing allowance paid to Mr. Pontius.
(7)	Mr. Wood resigned from the Company on August 1, 2012.
(8)
Reflects options granted to Mr. Wood to purchase 750,000 shares of our common stock at an exercise price of $0.49 and a grant date fair value of $0.465 with four-year vesting terms. As of December 31, 2012, 187,500 shares underlying these options were vested. The options were fair-valued using the Black-Scholes valuation model. The amount reported represents the grant date fair value computed in accordance with Financial Accounting Standards Board (“FASB”) ASC Topic 718.

Outstanding Equity Awards at Fiscal Year End

The following table summarizes the options awards granted to each of the named executive officer identified above in the summary compensation table above pursuant to our 2006 Equity Incentive Plan. No stock options were exercised in the last fiscal year.

Outstanding Equity Awards at Fiscal Year-End

	Option Awards					Stock Awards
Name	Number of securities underlying unexercised options (#) exercisable		Number of securities underlying unexercised options (#) unexercisable	Option exercise price ($)	Option expiration date	Number of shares or units of stock that have not vested (#)		Market value of shares or units that have not vested ($)	Equity incentive plan awards: number of unearned shares, units or other rights that have not vested (#)		Equity incentive plan awards: market or payout value of unearned shares, units or other rights that have not vested ($)
Stephen C. Kircher Chief Executive Officer (Principle Executive Officer)	10,000 7,500 100,000 250,000	(1) (2) (3) (4)	- 2,500 100,000 750,000	$1.25 0.74 1.24 0.49	4/1/2013 3/30/2014 1/4/2015 4/1/2016	— — — —	$	— — — —	— — — —	$	— — — —

James R. Pekarsky Chief Financial Officer (Principle Financial Officer)	250,000	(5)	750000	0.26	11/1/2016	—	—	—	—

(1)
Reflects an option granted to Mr. Kircher to purchase up to10,000 shares of  our common stock at an exercise price of $1.25. This option expires in five years.  As of December 31, 2012, 100% of these options have vested.

(2)
Reflects an option  granted to Mr. Kircher to purchase up to 10,000 shares of our common stock at an exercise price of $0.74.  This option expires in five years.  As of December 31, 2012, 75% of these options have vested.

(3)
Reflects an option granted to Mr. Kircher to purchase up to 200,000 shares of our common stock at an exercise price of $1.24. This option expires in five years.   As of December 31, 2012, 50% of these options have vested.

(4)
Reflects an option to 1,000,000 granted to Mr. Kircher to purchase up to 1,000,000 our common stock at an exercise price of $0.49.  This option expires in five years.  As of December 31, 2012, 25% of these options have vested.

(5)	Reflects an option granted to Mr. Pekarsky to purchase up to 1,000,000 at an exercise price of $0.26. This option expires in five years. As of December 31, 2012, 25% of these options have vested.

Long-Term Incentive Plans-Awards in Last Fiscal Year

We do not currently have any long-term incentive plans.

Compensation of Directors

All our non-employee directors earned director compensation in 2012 in the form of quarterly retainers and committee chairman retainers as set forth in the following table:

Quarterly retainer	$6,250
Annual Audit Committee Chairman	$5,000
Annual Audit Committee Vice Chairman	$2,500
Compensation Committee Chairman	$3,000
Governance & Nominating Committee Chairman	$3,000

In addition, we reimburse our directors for their reasonable expenses incurred in attending meetings of the Board and its committees.

Additionally, when they join the Board each of our independent Directors receives 25,000 restricted shares of our common stock that vest 25% annually over four years.

Director Compensation

The following table sets forth the compensation received by each of the Company’s non-employee Directors.

Stephen C. Kircher, the Chief Executive Officer of the Company, received no additional compensation for serving on the Board. His compensation is described in the Summary Compensation Table above.

Name							Total ($)
	Fees Earned or			Non-Equity Incentive Plan	Non-Qualified Deferred	All Other
	Paid in Cash ($)	Stock Awards ($) (1)	Option Awards ($)	Compensation ($)	Compensation ($)	Compensation ($)
Xiaofeng Peng	$25,000	$26,500	$—	$—	$—	$—	$51,500
Francis W. Chen	$28,000	$26,500	$—	$—	$—	$—	$54,500
Jack Lai	$25,000	$26,500	$—	$—	$—	$—	$51,500
Dennis Wu	$33,000	$26,500	$—	$—	$—	$—	$59,500

(1)
The amounts reported in this column represent the grant date fair value computed in accordance with FASB ASC Topic 718 for 100,000 shares of restricted stock units granted to each of our non-employee directors in 2012 at a grant date fair value of $0.265.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth as of April 22, 2013, certain information relating to the ownership of our common stock by (i) each person known by us to be the beneficial owner of more than 5% of the outstanding shares of the class of equity security, (ii) each of our directors, (iii) each of our executive officers, and (iv) all of our executive officers and directors as a group. Except as may be indicated in the footnotes to the table and subject to applicable community property laws, each of such persons has the sole voting and investment power with respect to the shares owned.

Directors and Named Executive Officers(1)	Shares Beneficially Owned		Percentage Beneficially Owned

Xiaofeng Peng, Chairman of the Board of Directors	200,000		*
Francis W. Chen, Director	420,000	(2)	*
Jack Lai, Director	200,000		*
Dennis Wu, Director	220,000	(3)	*
Stephen C. Kircher, Chief Executive Officer and Director	8,310,000	(4)	4.1%
James R. Pekarsky, Chief Financial Officer	250,000	(5)	*
All Executive Officers and Directors as a Group	9,350,000		4.7%
Other Persons
LDK Solar USA, Inc.	141,517,570		70.7%
1290 Oakmead Parkway
Sunnyvale, CA 94085
Total	150,867,570		75.3%

*	Less than 1%
(1)
Based upon information supplied by officers, directors and principal stockholders.  Beneficial ownership has been determined in accordance with Rule 13d-3 under the Exchange Act. Pursuant to the rules of the SEC, shares of Common Stock which an individual or group has a right to acquire within 60 days pursuant to the exercise of options or warrants are deemed to be outstanding for the purpose of computing the percentage ownership of such individual or group, but are not deemed to be beneficially owned and outstanding for the purpose of computing the percentage ownership of any other person shown in the table.  Except as otherwise indicated, the address of each of the persons in this table is as follows: c/o Solar power, Inc., 2240 Douglas Boulevard, Suite 200, Roseville, California 95661.

(2)	Includes 40,000 shares underlying options, to the extent exercisable within 60 days.
(3)	Includes 20,000 shares underlying options, to the extent exercisable within 60 days.
(4)
Includes 1,540,000 shares issued in the names of trusts established for the benefit of Mr. Kircher’s two sons and 100,000 shares issued to the Kircher Family Foundation, Inc., to each of which Mr. Kircher is the trustee. Also includes 670,000 shares underlying options, to the extent exercisable within 60 days.

(5)	Includes 250,000 shares underlying options, to the extent exercisable within 60 days.

 ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Transactions with Related Persons

Other than the compensation discussed above, the Company did not engage in any related party transactions in 2012 as required to be disclosed under Item 404 of regulation S-K.

LDK Solar Co., Ltd. (“LDK”) owns approximately 71% of the common stock of the Company thereby having a controlling interest in the Company.

Director Independence

The Board annually determines the independence of each director, based on the independence criteria set forth in the listing standards of the Marketplace Rules of NASDAQ. In making its determinations, the Board considers all relevant facts and circumstances brought to its attention as well as information provided by the directors and a review of any relevant transactions or relationships between each director or any member of his or her family, and the Company, its senior management or the Company’s independent registered public accounting firm. Based on its review, the Board determined that Mr. Wu and Mr. Chen are independent under the NASDAQ criteria for independent board members.

ITEM 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES

Relationship with Independent Registered Public Accounting Firm

We have appointed Crowe Horwath LLP (“Crowe Horwath”) as our independent registered public accounting firm for our fiscal year ending 2013.

Principal Accountant Fees and Services

KPMG LLP

On November 29, 2012, we dismissed KPMG LLP (“KPMG”) as our independent registered public accounting firm. For further information related to the dismissal of KPMG, please see the Current Report on Form 8-K filed with the SEC on December 5, 2012.

Fees billed to us by KPMG during fiscal years 2011 and 2012 were as follows:

	2012	2011
Audit Fees	$304,420	$525,000
Audit-related fees	242,671	91,500
Tax-related fees	—	—
All other fees	—	—
	$547,091	$616,500

 Audit Fees

Audit fees consist of fees billed for professional services rendered for the audit of our financial statements and services that are normally provided by the above auditors in connection with statutory and regulatory fillings or engagements.

Audit-Related Fees

Audit related fees consist of assurance and related services that are reasonably related to the performance of audit or review of our financial statements related to our SEC filings.

Tax Fees

Tax fees, if any, relate to the preparation of corporate tax returns.

All Other Fees

Not applicable.

Crowe Horwath LLP

Immediately following the dismissal of KPMG as our independent registered public accounting firm, we retained Crowe Horwath as our independent registered public accounting firm.

Fees billed to us by Crowe Horwath for fiscal years 2011 and 2012, subsequent to their appointment as our independent registered public accounting firm, were as follows.

	December 31, 2012	December 31, 2011
Audit Fees	$269,160	$220,000
Audit-related fees	10,000	—
Tax-related fees	—	—
All other fees	—	—
	$279,160	$220,000

 Audit Fees

Audit fees consist of fees billed for professional services rendered for the audit of our financial statements and services that are normally provided by the above auditors in connection with statutory and regulatory fillings or engagements.

Audit-Related Fees

Audit related fees consist of assurance and related services that are reasonably related to the performance of audit or review of our financial statements related to our SEC filings.

Tax Fees

Tax fees, if any, relate to the preparation of corporate tax returns.

All Other Fees

Not applicable.

Pre-Approval Policies

The Audit Committee pre-approves all audit and non-audit services to be performed by the independent registered public accounting firm. The Audit Committee pre-approved 100% of the audit and audit-related services performed by the independent registered public accounting firm in fiscal 2012 and 2011. The percentage of hours expended on the principal accountant’s engagement to audit our financial statements for the most recent fiscal year that were attributed to work performed by persons other than the principal accountant’s full-time, permanent employees was 0%.

PART IV

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)	We have filed the following documents as part of this report:

(3) Exhibits

EXHIBIT INDEX

The following exhibits are included in this Amendment (and are numbered in accordance with Item 601 of Regulations S-K). Pursuant to Item 601(a)(2) of Regulation S-K, this exhibit index immediately precedes the exhibits.

Exhibit Number	Description

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32*	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
* Filed herewith.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SOLAR POWER, INC.

April 30, 2013	/s/ Stephen C. Kircher
By: Stephen C. Kircher
Chief Executive Officer and Chairman of the
Board (Principal Executive Officer)

April 30, 2013	/s/ James R. Pekarsky
By: James R. Pekarsky
Chief Financial Officer (Principal Financial
Officer and Principal Accounting Officer)