Form 10-Q
period 2013-03-31
Solar Power, Inc.
filed 2013-05-20
CIK 1210618

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

☒	Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2013

☐	Transition Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from              to

Commission File Number 000-50142

SOLAR POWER, INC.
(Exact name of registrant as specified in its charter)

California	20-4956638
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification Number)

3300 Douglas Boulevard, Suite # 360 Roseville, California	95661-3888
(Address of Principal Executive Offices)	(Zip Code)

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

The number of outstanding shares of the registrant’s common stock as of May 15, 2013 was 198,214,456.

Table of Contents

PART I
FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

SOLAR POWER, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except for share data)
(unaudited)

	March 31, 2013 (unaudited)	December 31, 2012

ASSETS
Current assets:
Cash and cash equivalents	$1,775	$17,823
Accounts receivable, net of allowance for doubtful accounts of $396 and $393, respectively	44,875	43,807
Accounts receivable, related party	11,440	11,858
Notes receivable	7,007	14,120
Costs and estimated earnings in excess of billings on uncompleted contracts	37,281	31,423
Construction in progress	14,702	16,078
Inventories, net	1,448	1,618
Prepaid expenses and other current assets	4,404	4,267
Restricted cash	20	20
Total current assets	122,952	141,014
Intangible assets	1,560	1,703
Restricted cash	494	400
Notes receivable, noncurrent	7,938	-
Property, plant and equipment at cost, net	18,500	18,754
Other assets	822	958
Total assets	$152,266	$162,829
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$13,055	$15,709
Accounts payable, related party	51,350	51,804
Lines of credit	9,819	10,877
Accrued liabilities	6,500	6,635
Billings in excess of costs and estimated earnings on uncompleted contracts	2,166	4,935
Billings in excess of costs and estimated earnings on uncompleted contracts, related party	-	49
Loans payable and capital lease obligations	28,579	28,601
Total current liabilities	111,469	118,610
Financing and capital lease obligations, net of current portion	18,269	18,760
Other liabilities	1,337	1,337
Total liabilities	131,075	138,707
Commitments and contingencies	-	-
Stockholders’ equity:
Preferred stock, par $0.0001, 20,000,000 shares authorized; none issued and outstanding	-	-
Common stock, par $0.0001, 250,000,000 shares authorized; 198,214,456 and 198,214,456 shares, respectively, issued and outstanding	20	20
Additional paid in capital	48,290	48,219
Accumulated other comprehensive loss	(148)	(287)
Accumulated deficit	(26,971)	(23,830)
Total stockholders’ equity	21,191	24,122
Total liabilities and stockholders’ equity	$152,266	$162,829

The accompanying notes are an integral part of these condensed consolidated financial statements.

SOLAR POWER, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except for per share data)
(unaudited)

	For the Three Months Ended March 31,
	2013	2012 As Recast (1)
Net sales:
Net sales	$1,766	$12,732
Net sales, related party	-	13,567
Total net sales	1,766	26,299
Cost of goods sold:
Cost of goods sold	1,287	10,411
Cost of goods sold, related party	-	12,942
Total cost of goods sold	1,287	23,353
Gross profit	479	2,946
Operating expenses:
General and administrative	2,260	2,734
Sales, marketing and customer service	739	851
Engineering, design and product management	448	577
Total operating expenses	3,447	4,162
Operating loss	(2,968)	(1,216)
Other (expense) income:
Interest expense	(1,005)	(917)
Interest income	539	639
Other income	302	219
Total other expense, net	(164)	(59)
Loss before income taxes	(3,132)	(1,275)
Provision for (benefit from) income taxes	9	(179)
Net loss	$(3,141)	$(1,096)
Net loss per common share:
Basic	$(0.02)	$(0.01)
Diluted	$(0.02)	$(0.01)
Weighted average number of common shares used in computing per share amounts:
Basic	198,214,456	184,413,923
Diluted	198,214,456	184,413,923

(1)
As recast to reflect the financial results of SGT, combined with the financial results of Solar Power, Inc. as required under the accounting guidelines for a transfer of an entity under common control (refer to Note 5 —Acquisition of Solar Green Technology ).

The accompanying notes are an integral part of these condensed consolidated financial statements.

SOLAR POWER, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(In thousands)
(unaudited)

	For the Three Months Ended March 31,
	2013	2012 As Recast (1)
Net loss	$(3,141)	$(1,096)
Other comprehensive income (loss):
Foreign currency translation adjustment	139	(103)
Net change in accumulated other comprehensive loss	139	(103)
Comprehensive loss	$(3,002)	$(1,199)

(1)
As recast to reflect the financial results of SGT combined with the financial results of Solar Power, Inc., as required under the accounting guidelines for a transfer of an entity under common control (see Note 5— Acquisition of Solar Green Technology ).

The accompanying notes are an integral part of these condensed consolidated financial statements

SOLAR POWER, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(unaudited)

	For the Three Months Ended March 31,
	2013	2012 As Recast (1)
Cash flows from operating activities:
Net loss	$(3,141)	$(1,096)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	285	277
Amortization of intangible assets	143	178
Stock-based compensation expense	71	98
Provision for warranty	-	75
Amortization of warrant cost to interest expense	-	18
(Gain) loss on sales of fixed assets	(13)	(24)
Change in deferred taxes	(5)	(438)
Non-cash activity related to solar system subject to financing obligation	(152)	(42)
Other non-cash activity	(3)	3
Changes in operating assets and liabilities:
Accounts receivable	(1,352)	(4,494)
Accounts receivable, related party	224	2,398
Costs and estimated earnings in excess of billing on uncompleted contracts	(5,987)	(1,505)
Costs and estimated earnings in excess of billing on uncompleted contracts, related party	-	(353)
Construction in process	1,376	(557)
Inventories	127	2,597
Prepaid expenses and other assets	(64)	(146)
Accounts payable	(2,434)	(767)
Accounts payable, related party	(83)	3,518
Income taxes payable	(3)	(207)
Billings in excess of costs and estimated earnings on uncompleted contracts	(2,769)	216
Billings in excess of costs and estimated earnings on uncompleted contracts, related party	(49)	(1,158)
Accrued liabilities and other liabilities	(72)	(262)
Net cash used in operating activities	(13,901)	(1,671)
Cash flows from investing activities:
Proceeds from repayment on notes receivable	-	287
Issuance of notes receivable	(825)	(3,432)
Proceeds from disposal or sale of fixed assets	13	409
Acquisitions for construction of asset held for sale	-	(64)
Acquisitions of property, plant and equipment	(195)	(70)
Net cash used in investing activities	(1,007)	(2,870)
Cash flows from financing activities:
Proceeds from line of credit and loans payable	2,078	3,919
(Increase) decrease in restricted cash	(94)	97
Principal payments on loans payable and capital lease obligations	(3,177)	(5,388)
Net cash used in financing activities	(1,193)	(1,372)
Effect of exchange rate changes on cash	53	16
Decrease in cash and cash equivalents	(16,048)	(5,897)
Cash and cash equivalents at beginning of period	17,823	24,523
Cash and cash equivalents at end of period	$1,775	$18,626

Supplemental cash flow information:
Cash paid for interest	$199	$360
Cash paid for income taxes	$-	$300
Non-cash activities:
Acquisition of an entity under common control financed with stock	$-	$6,031
Assignment of loan associated with asset held for sale	$-	$4,153

(1)
As recast to reflect the financial results of SGT combined with the financial results of Solar Power, Inc., as required under the accounting guidelines for a transfer of an entity under common control (refer to Note 5 —Acquisition of Solar Green Technology ).

The accompanying notes are an integral part of these condensed consolidated financial statements.

SOLAR POWER, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

1. Description of Business and Basis of Presentation

Description of Business

Solar Power, Inc. and its subsidiaries (collectively the “Company”) consist of the combination of the legacy reporting entity Solar Power, Inc. and Solar Green Technology S.p.A. (“SGT”) and their respective subsidiaries. Refer to Note 5— Acquisition of Solar Green Technology for further details of the accounting impact of the SGT acquisition.

The Company is a global solar energy facility (“SEF”) developer offering our own brand of high-quality, low-cost distributed generation and utility-scale SEF development services. Primarily, the Company partners with developers around the world who hold large portfolios of SEF projects for whom it serves as co-developer and engineering, procurement and construction (“EPC”) contractor.

Basis of Presentation and Principles of Consolidation

The accompanying Condensed Consolidated Financial Statements are unaudited and have been prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”) for interim financial information. They should be read in conjunction with the financial statements and related notes to the financial statements of Solar Power, Inc. for the years ended December 31, 2012 and 2011 appearing in Solar Power, Inc.’s Form 10-K filed with the Securities and Exchange Commission (“SEC”) on April 19, 2013. The March 31, 2013 and 2012 unaudited interim Condensed Consolidated Financial Statements on Form 10-Q have been prepared pursuant to the rules and regulations of the SEC for smaller reporting companies and include the accounts of Solar Power, Inc. and its subsidiaries. Upon consolidation, all significant intercompany accounts and transactions are eliminated.

Preparation of these financial statements requires management to make certain judgments, estimates and assumptions. These may affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements. They also may affect the reported amounts of revenues and expenses during the reporting period. Key estimates used in the preparation of our financial statements include: contract percentage-of-completion and cost estimates, construction in progress, allowance for doubtful accounts, stock-based compensation, warranty reserve, deferred taxes, valuation of inventory, and valuation of other intangible assets. Actual results could differ from those estimates upon subsequent resolution of identified matters.

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

The accompanying Condensed Consolidated Financial Statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The realization of assets and the satisfaction of liabilities in the normal course of business are dependent on, among other things, the Company’s ability to operate profitably, to generate cash flows from operations, and to pursue financing arrangements to support its working capital requirements.

NOTE 2 – GOING CONCERN CONSIDERATIONS AND MANAGEMENT’S PLAN

As shown in the accompanying Condensed Consolidated Financial Statements, the Company incurred a net loss of $3.1 million during the three months ended March 31, 2013 and has an accumulated deficit of $27.0 million as of March 31, 2013. Working capital levels have decreased significantly from $61.1 million at December 31, 2011 to $11.5 million at March 31, 2013. The Company’s parent company, LDK Solar Co., Ltd. (“LDK”), who owns approximately 71% of the Company’s outstanding Common Stock, has disclosed publicly that it had a net loss and negative cash flows from operations for the year ended December 31, 2012 and has a working capital deficit and was not in compliance with certain financial covenants on its indebtedness at December 31, 2012. These factors raise substantial doubt as to the Company’s ability to continue as a going concern. While management of the Company believes that it has a plan to satisfy liquidity requirements for a reasonable period of time, there is no assurance that its plan will be successfully implemented. The Company is experiencing the following risks and uncertainties in the business:

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

•
In December 2012, the Company amended the Business Loan Agreement (the "Loan Agreement") entered into with Cathay Bank ("Cathay") on December 26, 2011. Under the original terms of the Loan Agreement, Cathay agreed to extend the Company a line of credit of the lesser of $9.0 million or 70% the aggregate amount in certain accounts, which was to mature on December 31, 2012. LDK, the majority shareholder of the Company, agreed to guarantee the full amount of the loan under a Commercial Guaranty by and between LDK and Cathay dated December 26, 2011. Under the terms of the amended Loan Agreement, the facility amount is reduced to the current balance outstanding of $7.0 million, with a variable interest rate of 2.00 percentage points above the prime rate and a 6.00 percentage point floor rate. In addition, the maturity date was extended to June 30, 2013 with principal payments of $0.5 million due each month beginning December 31, 2012. The Company did not make the March 2013 payment and is, therefore, a month in arrears. The Company is currently in negotiations with Cathay, who has not issued a notice of default. The covenants of the Loan Agreement were amended to include, among other items, the subordination of the net accounts payable due to LDK. In addition, under the Commercial Security Agreement dated December 26, 2011 (the "Security Agreement"), the Company granted Cathay a security interest in the Collateral (as defined in the Security Agreement), which Cathay can close on in the event of a default under the Loan Agreement. In the event that the Company does not make the principal payment, the bank could issue a notice of default and declare the amounts immediately due and payable. If the Company cannot remedy the default, the Company currently does not have the ability to make the payments without additional sources of financing or accelerating the collection of outstanding receivables.

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

•
As of March 31, 2013, the Company had accounts payable to LDK of $51.4 million. The $51.4 million is comprised of $37.5 million due to LDK primarily related to U.S. and Greek project solar panel purchases and $12.4 million due to LDK for solar panels purchased for various Italian solar development projects. Of the $37.5 million due to LDK noted above, the entire amount is currently contractually past due and payable to LDK. Payment for the solar development project related panels was contractually due to LDK within four months of their purchases; however the payment terms with the customer were negotiated to be collected within nine to twelve months from sale. Although this portion of the payable to LDK is currently contractually past due, LDK has not demanded payment. Although there are no formal agreements, LDK has verbally indicated that it will not demand payment until the receivable from the customer has been collected. Should LDK change its position and demand payment for the past due amount prior to collection of the related receivable from the customer, the Company currently does not have the ability to make the payment currently due without additional sources of financing or accelerating the collection of our outstanding receivables.

•
With LDK as a majority shareholder, the significant risks and uncertainties noted at LDK could have a significant negative impact on the financial viability of Solar Power, Inc. as well as indicate an inability for LDK to support the Company’s business.

The significant risks and uncertainties described above could have a significant negative impact on the financial viability of Solar Power, Inc. and raise substantial doubt about the Company’s ability to continue as a going concern. Management has made changes to the Company’s business model to increase working capital by managing cash flow, securing project financing before commencing further project development, and requesting that the Company’s customers make cash payments for solar panels for projects under development. If the noted banks should call the debt or LDK demand payment of amounts owed by the Company prior to collection of the related receivables, management plans to obtain additional debt or equity financing. There is no assurance that management’s plans to accelerate the collection of outstanding receivables or to obtain additional debt or equity financing will be successfully implemented, or implemented on terms favorable to the Company. As of March 31, 2013 and December 31, 2012, the Company had $1.8 million and $17.8 million, respectively, in cash and cash equivalents. The Company expects that anticipated collections of trade accounts receivable will sustain it at least through the second quarter of 2013. The Condensed Consolidated Financial Statements do not include any adjustments related to the recoverability and classification of recorded assets or the amounts and classification of liabilities or any other adjustments that might result from the outcome of this uncertainty.

3. Summary of Significant Accounting Policies

These Condensed Consolidated Financial Statements and accompanying notes should be read in conjunction with the Company’s annual consolidated financial statements and notes thereto contained in the Annual Report on Form 10-K for the year ended December 31, 2012. There have been no significant changes in the Company’s significant accounting policies for the three months ended March 31, 2013, as compared to the significant accounting policies described in the Annual Report on Form 10-K for the year ended December 31, 2012.

4. Recently Issued Accounting Pronouncements

In July 2012, the FASB issued ASU 2012-02, Intangibles—Goodwill and Other: Testing Indefinite-Lived Intangible Assets for Impairment, which simplifies the guidance for testing the decline in the realizable value (impairment) of indefinite-lived intangible assets other than goodwill. An organization is now allowed to first assess qualitative factors to determine whether it is necessary to perform the quantitative impairment test. ASU 2012-02 is effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012. The Company adopted these changes on January 1, 2013. Adoption of this update did not have an impact on the Condensed Consolidated Financial Statements.

In February 2013, the FASB issued ASU No. 2013-02, Comprehensive Income—Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income, which requires entities to provide information about the amounts reclassified out of accumulated other comprehensive income by component. In addition, entities are required to present, either on the face of the statement where net income is presented or in the notes, significant amounts reclassified out of accumulated other comprehensive income by the respective line items of net income but only if the amount reclassified is required under U.S. GAAP to be reclassified to net income in its entirety in the same reporting period. For other amounts that are not required under U.S. GAAP to be reclassified in their entirety to net income, entities are required to cross-reference to other disclosures required under U.S. GAAP that provide additional detail about those amounts. The Company adopted these changes on January 1, 2013. Management has determined that the adoption of these changes did not have an impact on the Condensed Consolidated Financial Statements.

In April 2013, the FASB issued ASU 2013-07, Liquidation Basis of Accounting, which contains guidance on applying the liquidation basis of accounting and the related disclosure requirements. Under this ASU, an entity must use the liquidation basis of accounting to present its financial statements when it determines that liquidation is imminent, unless the liquidation is the same as that under the plan specified in an entity’s governing documents created at its inception. Liquidation is imminent when the likelihood is remote that the entity will return from liquidation and either (a) a plan for liquidation is approved by the person or persons with the authority to make such a plan effective and the likelihood is remote that the execution of the plan will be blocked by other parties or (b) a plan for liquidation is being imposed by other forces (for example, involuntary bankruptcy). These changes become effective for the Company on January 1, 2014. Entities should apply the requirements prospectively from the day that liquidation becomes imminent. Management is evaluating the potential impact of this adoption on the Condensed Consolidated Financial Statements.

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

Because SGT and Solar Power, Inc. were under the common control of LDK as of the June 27, 2012 acquisition date, the acquisition is treated as a transaction between entities under common control. In accordance with ASC Topic 805, Business Combinations these financial statements reflect the combination of Solar Power, Inc. and SGT’s financial statements for all periods presented under which both entities were under the common control of LDK. The predecessor entity was determined to be SGT due to the fact that SGT was the first entity controlled by LDK. LDK obtained a controlling interest in SGT on July 10, 2009. LDK obtained a controlling interest in Solar Power, Inc. on March 31, 2011. As such, the Company recognized the assets and liabilities of SGT (the accounting receiving entity) at their historical carrying values in accordance with U.S. GAAP and has recast the assets and liabilities of the legacy Solar Power, Inc. entity (the transferring entity) to reflect carrying value of the parent, LDK, which were stepped up to fair value on March 31, 2011 upon LDK obtaining a controlling interest in Solar Power, Inc. Refer to Note 7 —Goodwill and Other Intangible Assets for details of the balances carried by LDK now reflected in the Condensed Consolidated Financial Statements.

6. Notes Receivable

The Company agreed to advance to one customer predevelopment and site acquisition costs related to an EPC contract between the customer and the Company and recorded the amount notes receivable. The terms of the EPC agreement require repayment of the advance upon final completion of the SEF, which is expected to occur in the first half of 2013, and bears interest at the rate of 5% per year that is payable at the time the principal is repaid. The credit quality indicators considered related to this note receivable were the customer’s position as one of largest privately held independent power producers on the East Coast, their financial condition and forecast, and their credit history. At March 31, 2013 and December 31, 2012, the balance of the note receivable from this customer was $7.0 million and $7.0 million, respectively. These amounts are recorded in the current account notes receivable.

On April 27, 2012, the Company made a secured loan of $1.0 million to Solar Hub Utilities, LLC (“Solar Hub”), to be used for pre-development costs, and recorded the amount in notes receivable, noncurrent. On June 8, 2012, the Company agreed to advance Solar Hub up to $9.0 million under a new $9.0 million secured promissory note, which refinanced the original $1.0 million advance and bears a 6 percent annual interest rate. In March 2013, the interest was changed to a 10% annual interest rate in accordance with the Amended and Restated Secured Promissory Note. This note receivable is secured by the project assets. Repayment in full of all borrowed amounts was due on December 31, 2013 but, in March 2013, was extended to a new maturity date of July 1, 2014 in accordance with the Amended and Restated Secured Promissory Note. As of March 31, 2013 and December 31, 2012, the balance of the note receivable from Solar Hub was $7.9 million and $7.1 million, respectively. These amounts are recorded in notes receivable, noncurrent as of March 31, 2013 and notes receivable, a current account, as of December 31, 2012.

7. Goodwill and Other Intangible Assets

Goodwill

The carrying value of goodwill was $5.2 million at December 31, 2011, all of which was allocated to the Company’s single reportable segment. Of this balance, $4.7 million reflected the balance of Solar Power, Inc. carried by its parent company, LDK, as required under the accounting guidelines for a transfer of an entity under common control (refer to Note 5— Acquisition of Solar Green Technology ). During the three months ended September 30, 2012, due primarily to the reduction in the Company’s market capitalization, the Company’s market value was significantly below its book value, thus triggering an impairment analysis. As a result of this analysis, the Company recorded a goodwill impairment charge of $5.2 million. As a result, the balance of goodwill as of March 31, 2013 and December 31, 2012 was zero.

Other Intangible Assets

Resulting from the June 2012 acquisition of SGT, reflected in the Condensed Consolidated Balance Sheets of the Company are certain intangible assets, namely patent and customer relationships, and related amortization expense from March 31, 2011 forward. During the three months ended December 31, 2012, the Company determined that the carrying value of certain intangible assets related to customer relationships were no longer recoverable based on a discrete evaluation of the nature of the intangible assets, incorporating the effect of the Company’s decision during the three months ended December 31, 2012 to no longer maintain the customer relationships. As a result, the Company recorded an impairment charge of $0.1 million on its Consolidated Statement of Operations for the year ended December 31, 2012. The balance of intangible assets as of March 31, 2013 and December 31, 2012 was $1.6 million and $1.7 million, respectively.

Other intangible assets consisted of the following (in thousands):

	Estimated Useful Life (in months)	Gross	Impairment Charge	Accumulated Amortization	Net
As of March 31, 2013
Patent	57	$2,700	$-	$(1,140)	$1,560
Customer relationships	33	400	(148)	(252)	-
		$3,100	$(148)	$(1,392)	$1,560

As of December 31, 2012
Patent	57	$2,700	$-	$(997)	$1,703
Customer relationships	33	400	(148)	(252)	-
		$3,100	$(148)	$(1,249)	$1,703

As of March 31, 203, the future amortization expense related to other intangible assets is as follows (in thousands):

Amount
Year
2013	$427
2014	570
2015	563
2016	-
$1,560

8. Property, Plant and Equipment

Property, plant and equipment consisted of the following (in thousands):

	March 31, 2013	December 31, 2012
PV solar systems	$20,800	$20,783
Plant and machinery	33	33
Furniture, fixtures and equipment	385	388
Computers and software	1,498	1,499
Trucks	-	44
Leasehold improvements	94	96
	22,810	22,843
Less: accumulated depreciation	(4,310)	(4,089)
	$18,500	$18,754

In 2009, Solar Power, Inc. capitalized a photovoltaic (“PV”) solar system relating to the Aerojet 1 solar development project along with the associated financing obligation, recorded under loans payable, financing and capital lease obligations, net of current portion, in the Consolidated Balance Sheets. Due to certain guarantee arrangements as disclosed in Note 13— Commitments and Contingencies, the Company will continue to record this $14.9 million solar system in property, plant and equipment with its associated financing obligation in loans payable and financing obligations as long as it maintains its continuing involvement with this project. The income and expenses relating to the underlying operation of the Aerojet 1 project are recorded in the Condensed Consolidated Statement of Operations.

During the year ended December 31, 2011, the Company’s subsidiary, SGT, completed construction of two SEFs, which was classified as held for sale (refer to Note 9 —Assets Held for Sale) as of December 31, 2011. In May 2012, SGT sold to and leased back the assets from a leasing company. The gross amount of assets recorded under the capital leases was $5.9 million, with accumulated depreciation of $0.2 million, as of March 31, 2013 and December 31, 2012. The SEFs are classified as PV solar systems under capital leases, which were recorded in loans payable, financing and capital lease obligations, net of current portion, on the Condensed Consolidated Balance Sheets. Refer to Note 13 —Commitments and Contingencies for more information related to the capital leases.

Depreciation expense was $0.3 million and $0.3 million for the three months ended March 31, 2013 and 2012, respectively.

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

During the year ended December 31, 2011, the Company’s subsidiary, SGT, completed construction of two SEFs, which were classified in the amount of $5.5 million as assets held for sale on the Consolidated Balance Sheet. In May 2012, these Italian assets held for sale were sold to and leased back from a leasing company. Refer to Note 8 —Property, Plant and Equipment for more information related to the assets. The fair value of the Italian assets held for sale was estimated using a discounted cash flow analysis using level 3 unobservable inputs.

At March 31, 2013 and December 31, 2012, the balance of the account assets held for sale was zero and zero, respectively.

10. Stockholders’ Equity

Issuance of common stock

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

Issuance of warrants to purchase common stock

On February 15, 2012, the Company’s Board of Directors approved the issuance of a warrant agreement for Cathay General Bancorp to purchase 300,000 shares of the Company’s Common Stock at $0.75 per share related to the credit facility entered into with Cathay Bank for an original aggregate principal amount of $9.0 million. The fair value of $0.29 per share was determined using the Black-Scholes-Merton model. Assumptions used in calculating fair value were as follows: a risk free interest rate of .38%, expected volatility of 103%, zero expected dividend yield, and an expected term of 3 years. The warrant expires on February 15, 2015 and is exercisable anytime within that period for an exercise price of $0.75 per share. The value of the warrant was amortized over the remaining term of the associated credit facility through December 31, 2012. For the three month period ended March 2013 and 2012, zero and $18,500 was amortized to interest expense.

11. Stock-based Compensation

The Company measures stock-based compensation expense for all stock-based compensation awards based on the grant-date fair value and recognizes the cost in the financial statements over the employee requisite service period.

The following table summarizes the consolidated stock-based compensation expense, by type of awards for the periods as follow (in thousands):

	For the Three Months Ended
	March 31, 2013	March 31, 2012
Employee stock options	$71	$98
Restricted stock grants	—	—
Total stock-based compensation expense	$71	$98

The following table summarizes the consolidated stock-based compensation by line item for the periods as follow (in thousands):

	For the Three Months Ended
	March 31, 2013	March 31, 2012
General and administrative	$59	$82
Sales, marketing and customer service	11	14
Engineering, design and product management	1	2
Total stock-based compensation expense	$71	$98

Stock-based compensation expense recognized in the Condensed Consolidated Statements of Operations is based on awards ultimately expected to vest. Forfeitures are estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.

Valuation Assumptions

Valuation and Amortization Method —The Company estimates the fair value of time-based and performance-based stock options, if any, granted using the Black-Scholes-Merton option-pricing formula. The fair value is then amortized on a straight-line basis over the requisite service periods of the awards, which is generally the vesting period. Time-based and performance-based options, if any, typically have a five-year life from date of grant and vesting periods of three to four years. There were no performance-based options outstanding at March 31, 2013 or December 31, 2012.

Expected Term —The expected term represents the period that the Company’s stock-based awards are expected to be outstanding. For awards granted subject only to service vesting requirements, the Company utilizes the simplified method for estimating the expected term of the stock-based award, instead of historical exercise data.

Expected Volatility —The Company uses the historical volatility of the price of its common shares.

Expected Dividend —The Company has never paid dividends on its common shares and currently does not intend to do so and, accordingly, the dividend yield percentage is zero for all periods.

Risk-Free Interest Rate —The Company bases the risk-free interest rate used in the Black-Scholes-Merton valuation method upon the implied yield curve currently available on U.S. Treasury zero-coupon issues with a remaining term equal to the expected term used as the assumption in the model.

There were no new grants or awards issued in the three months ended March 31, 2013. Assumptions used in the determination of the fair value of share-based payment awards using the Black-Scholes model for stock option grants during the three months ended March 31, 2012 were as follows:

	For the Three Months Ended
	March 31, 2013	March 31, 2012
Expected term	—	3.75
Risk-free interest rate	—	0.89%
Expected volatility	—	1.03%
Expected dividend yield	—	0%

Equity Incentive Plan

On November 15, 2006, subject to approval of the stockholders, the Company adopted the 2006 Equity Incentive Plan (the “Plan”) which permits the Company to grant stock options to directors, officers or employees of the Company or others to purchase shares of common stock of the Company through awards of incentive and nonqualified stock options (“Option”), stock (Restricted Stock or Unrestricted Stock) and stock appreciation rights (“SARs”). The Plan was approved by the stockholders on February 7, 2007.

The Company currently has time-based options outstanding. The time-based options generally vest 25% annually and expire three to five years from the date of grant. The restricted shares were fully vested as of December 31, 2012. Total number of shares reserved and available for grant and issuance pursuant to this Plan is equal to nine percent (9%) of the number of outstanding shares of the Company. Not more than 2,000,000 shares of stock shall be granted in the form of incentive stock options. Shares issued under the Plan will be drawn from authorized and unissued shares or shares now held or subsequently acquired by the Company. Outstanding shares of the Company shall, for purposes of such calculation, include the number of shares of stock into which other securities or instruments issued by the Company are currently convertible (e.g. convertible preferred stock, convertible debentures, or warrants for common stock), but not outstanding options to acquire stock. At March 31, 2013 there were 12,816,606 shares available for grant under the plan (9% of the outstanding shares of 198,214,456 plus outstanding warrants of 300,000 less options outstanding and exercises since inception).

The following table summarizes the Company’s stock option activities for the three month periods ended March 31, 2013 and 2012:

	2013		2012
	Shares	Weighted- Average Exercise Price Per Share	Shares	Weighted- Average Exercise Price Per Share
Outstanding as of January 1,	5,836,500	$0.45	5,171,500	$0.56
Granted	—	—	675,000	0.46
Exercised	—	—	—	—
Forfeited	(1,251,000)	0.43	(23,000)	1.10
Outstanding as of March 31,	4,585,500	$0.46	5,823,500	$0.55

The following table summarizes the Company’s restricted stock activities for the three month periods ended March 31, 2013 and 2012:

	Number of Shares	Number of Shares
Restricted stock units outstanding and vested at January 1,	1,325,868	925,868
Granted	-	-
Forfeited	-	-
Restricted stock units outstanding and vested at March 31,	1,325,868	925,868

12. Line of Credit, Loans Payable and Financing Obligations

Lines of Credit

On December 26, 2011, the Company entered into a Business Loan Agreement with Cathay Bank (“Cathay”) whereby Cathay agreed to extend the Company a line of credit of the lesser of $9.0 million or seventy percent (70%) of the aggregate amount in certain accounts receivable, which will mature December 31, 2012. LDK agreed to guaranty the full amount of the loan under a Commercial Guaranty by and between LDK and Cathay dated December 26, 2011. The interest rate under the loan is variable, 1.25% above the prime rate. In conjunction with the Business Loan Agreement, the Company and Cathay entered into a Commercial Security Agreement dated December 26, 2011 (“Cathay Security Agreement”), pursuant to which Cathay is granted a security interest in the collateral, which is certain accounts receivable. See Note 10— Stockholders’ Equity regarding the warrants associated with the line of credit that were issued in February 2012.

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

In December 2012, the Company amended the Business Loan Agreement with Cathay. Under the terms of the amended loan agreement, the facility amount was reduced to $7.0 million, with a variable interest rate of 2.0% above the prime rate and a 6% floor rate. The maturity date is extended to June 30, 2013 with monthly principal payments of $0.5 million due each month beginning December 30, 2012. The Company did not make the March 2013 payment and is, therefore, a month in arrears. The Company is currently in negotiations with Cathay, who has not issued a notice of default. The covenants were amended to include, among other items, the subordination of the net account payable due to LDK and elimination of minimum income and cash flow requirements. As of March 31, 2013 and December 31, 2012, the Company had a balance outstanding to Cathay on the line of credit of $5.5 and $6.5 million recorded in the current account lines of credit.

During 2011 and 2012, SGT entered into various unsecured revolving credit agreements with six Italian financial institutions under which SGT may borrow up to 4.0 million Euros (approximately $5.1 million U.S. Dollars). Amounts borrowed for advances on customer invoices or for performance bonds to customers may be repaid and reborrowed after repayment. The Company is required to pay interest on outstanding borrowings at interest rates ranging from 4.4% to 9.9%, compounded quarterly. Repayment is due for each invoice advance upon repayment by the customer, up to one-hundred twenty days from utilization of each facility. As of March 31, 2013 and December 31, 2012, $4.3 million and $4.4 million, respectively, were outstanding under the revolving credit facilities, classified in the current account lines of credit.

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

On December 30, 2011, SPI New Jersey entered into two facility agreements with CDB. The first Facility Agreement is for a $3.6 million facility and a RMB 72,150,000 ($11.5 million at current exchange rates) facility and relates to EPC Financing for one of the Company’s customers. The second Facility Agreement is for a $15.6 million facility and a RMB 77,850,000 ($12.3 million at current exchange rates) facility and relates to EPC financing for another of the Company’s customers. SPI New Jersey has twelve months to draw upon the facilities. The interest rate is a variable interest rate based on either LIBOR plus a margin, in the case of a loan under a U.S. dollar portion, or the standard RMB interest rate for similar loans, in the case of a loan under a RMB portion. The interest is payable every six months. Under each Facility Agreement, SPI New Jersey is obligated to pay a front-end fee of 1.5% of the total amount of the U.S. dollars portion of a Facility Agreement upon the first drawing under the U.S. dollars portion of that Facility Agreement. Further, SPI New Jersey is obligated to pay a front-end fee of 1.5% of the total amount of the RMB portion of a Facility Agreement upon the first drawing under the RMB portion of that Facility Agreement. Additionally, SPI New Jersey is obligated to pay a fee equal to 0.5% per annum of the available but undrawn funds. The loans under a facility may be prepaid in whole or in part. However, any repaid portion cannot be re-borrowed. The full amount outstanding under a facility is required to be paid in full twenty-four months from the date the facility was first utilized, which was December 2011. The loans outstanding under the facility also become payable on the occurrence of certain events, including a change of control of SPI New Jersey. During the three months ended March 31, 2012, SPI New Jersey repaid the first Facility Agreement of $3.6 million upon completion of the related solar development project. During the three months ended June 30, 2012, the Company drew down the remaining amount of RMB 77,850,000 (or $12.3 million in USD) under the second Facility Agreement. As of March 31, 2013 and December 31, 2012, the outstanding balance under these two credit facilities was $27.9 million, which was recorded in the current account loans payable and capital lease obligations.

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

13. Commitments and Contingencies

Commitments

Restricted cash —At March 31, 2013 and December 31, 2012, the Company had restricted bank deposits of $0.5 million and $0.4 million, respectively. The restricted bank deposits consist of a reserve pursuant to our guarantees of Solar Tax Partners 1, LLC (“STP”) with the bank providing the debt financing on the Aerojet 1 solar generating facility (see below for additional details related to the Aerojet 1 development project) and reserves pursuant to SGT’s performance bonds and surety guarantees held at various foreign banks.

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

The Company has recorded on its Condensed Consolidated Balance Sheet the guarantees of $0.1 million at March 31, 2013 and December 31, 2012, respectively, which approximates their fair value (refer to Note 14— Fair Value of Financial Instruments). These amounts, less related amortization, are included in accrued liabilities. These guarantees for the Aerojet 1 project are accounted for separately from the financing obligation related to the Aerojet 1 project because they are with different counterparties.

Financing Obligation —The guarantees associated with Aerojet 1 constitute a continuing involvement in the project. While the Company maintains its continuing involvement, it will apply the financing method and, therefore, has recorded and classified the proceeds received of $12.4 million and $12.8 million from the project in long-term liabilities within financing and capital lease obligations, net of current portion, at March 31, 2013 and December 31, 2012, respectively, in the Condensed Consolidated Balance Sheets.

Performance Guaranty —On December 18, 2009, the Company entered into a 10-year energy output guaranty related to the photovoltaic system installed for STP at the Aerojet 1 facility in Rancho Cordova, CA. The guaranty provided for compensation to STP’s system lessee for shortfalls in production related to the design and operation of the system, but excluding shortfalls outside the Company’s control such as government regulation. The Company believes that the probability of shortfalls is unlikely and if they should occur they would be covered under the provisions of its current panel and equipment warranty provisions. For the three months ended March 31, 2013 and 2012, there were no charges against the Company’s reserves related to this performance guaranty.

Product Warranties —Solar Power, Inc. offers the industry standard of 25 years for our solar modules and industry standard five years on inverter and balance of system components. Due to the warranty period, Solar Power, Inc. bears the risk of extensive warranty claims long after the Company has shipped product and recognized revenue. In our cable, wire and mechanical assemblies business, historically our warranty claims have not been material. In our solar photovoltaic business, our greatest warranty exposure is in the form of product replacement. Until the third quarter of 2007, Solar Power, Inc. purchased its solar panels from third-party suppliers and since the third-party warranties are consistent with industry standards it considered our financial exposure to warranty claims immaterial. Certain photovoltaic construction contracts entered into during the year ended December 31, 2007 included provisions under which Solar Power, Inc. agreed to provide warranties to the buyer, and during the quarter ended September 30, 2007 and continuing through the fourth quarter of 2010, Solar Power, Inc. installed its own manufactured solar panels. As a result, the Company recorded the provision for the estimated warranty exposure on these contracts within cost of sales. Since Solar Power, Inc. does not have sufficient historical data to estimate its exposure, it has looked to its own historical data in combination with historical data reported by other solar system installers and manufacturers. The Company now only installs panels manufactured by unrelated third parties and its parent, LDK. The Company provides the manufacturer’s pass through warranty, and reserves for unreimbursed costs, such as labor, material and transportation costs to replace panels and balance of system components provided by third-party manufacturers. The current portion is presented in accrued liabilities and the non-current portion is presented in the noncurrent account other liabilities on the Condensed Consolidated Balance Sheets.

The accrual for warranty claims consisted of the following (in thousands):

	2013	2012
Beginning balance - January 1,	$1,537	$1,679
Provision charged to warranty expense	-	93
Less: warranty claims	-	(18)
Ending balance - March 31,	1,537	1,754
Current portion of warranty liability	200	200
Non-current portion of warranty liability	$1,337	$1,554

Capital Lease Commitments — The Company’s subsidiary, SGT, completed construction of two SEFs in fiscal year 2011, which they sold to and leased back from a leasing company in May 2012. The balances of these Italian assets as of December 31, 2012 are under capital leases. Refer to Note 8 —Property, Plant and Equipment for further details on the related asset. The leases expire in 2030. The following is the aggregate minimum future lease payments under capital leases as of December 31, 2012 (in thousands):

2013 (9 months)	$667
2014	664
2015	664
2016	664
2017	664
Thereafter	8,140
Total minimum lease payments	11,463
Less amounts representing interest	(5,287)
Present value of minimum payments	6,176
Less current portion	(666)
Present value of minimum payments - noncurrent	$5,510

 Contingencies

Motech Industries, Inc. (“Motech”) filed a complaint against the Company on November 21, 2011, in the Superior Court of California, County of Sacramento, alleging that the Company breached a November 29, 2010 settlement agreement by failing to make payments set forth therein for products supplied to the Company by Motech. Motech has alleged causes of action for breach of contract and breach of the covenant of good faith and fair dealing seeking to recover a total of $339,544.15 in damages from the Company plus its attorneys’ fees and costs. The Company filed its answer on December 22, 2011 generally denying all of the allegations in Motech’s complaint. Specifically, the Company contends that it has paid Motech in full for all monies owed under the settlement agreement. On January 25, 2013, the Court denied Motech’s motion for summary judgment. The parties are currently in settlement discussions to resolve the matter. The Company currently estimates that the settlement amount may range between zero and $0.3 million. Therefore no accrual has been made in the Company’s Condensed Consolidated Financial Statements.

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

The carrying amounts of cash and cash equivalents and note receivable approximate their fair values at each balance sheet date due to the short-term maturity of these financial instruments and are categorized as Level 1 and Level 2, respectively, in the fair value hierarchy. The carrying amount of note receivable, noncurrent approximates its fair value at the balance sheet date due to its stated rate of interest and is categorized as Level 2 in the fair value hierarchy. The carrying amount of long-term debt approximates its fair values at each balance sheet date due to its variable market rates of interest that change with current Prime or LIBOR rate and no change in counterparty credit risk and, as such, is categorized as Level 2 in the fair value hierarchy. The Company used multiple techniques, including an income approach applying discounted cash flows approach, to measure the fair value of the guarantees using Level 3 inputs; the results of each technique have been reasonably weighted based upon management’s judgment applying qualitative considerations to determine the fair value of the guarantees at the measurement date.

15. Income Taxes

The Company calculates its interim income tax provision in accordance with ASC 740-270 —Income Taxes. At the end of each interim period, the Company estimates the annual effective tax rate and applies that rate to its ordinary quarterly earnings. The tax expense or benefit related to significant, unusual, or extraordinary items that will be separately reported or reported net of their related tax effect, is recognized in the interim period in which those items occur. The Company evaluates its ability to recover deferred tax assets, in full or in part, by considering all available positive and negative evidence, including past operating results and our forecast of future taxable income on a jurisdictional basis. The Company bases its estimate of current and deferred taxes on the tax laws and rates that are currently in effect in the appropriate jurisdiction. Changes in laws or rates may affect the tax provision as well as the amount of deferred tax assets or liabilities.

For the three months ended March 31, 2013 and 2012, the Company recorded a provision for income taxes of $9,000 and a benefit from income taxes of $0.2 million. The provision for the three months ended March 31, 2013 represented minimum taxes because of the Company’s full valuation allowance against the deferred tax assets. The benefit for the three months ended March 31, 2012 represented benefits recorded at SGT and a full valuation allowance recorded on all other deferred tax assets. The effective income tax rate of the Company for the three months ended March 31, 2013 and 2012 was (0.3)% and 14.0%, respectively. For 2013, the Company expects to generate nominal taxable income in certain jurisdictions while experiencing an overall worldwide loss. The negative rate in 2013 is a result of minimum tax liability due in certain loss generating jurisdictions that are unable to benefit from losses as a result of valuation allowance reserves. In 2012, the rate was driven by the Company's forecasted annual results in certain jurisdictions that had been profitable and were expected to continue to be profitable.

The Company and its subsidiaries did not have any unrecognized tax benefits or liabilities as of March 31, 2013 and December 31, 2012. The Company does not anticipate that its unrecognized tax benefits or liability position will change significantly over the next twelve months.

16. Net Loss Per Share

Basic earnings (loss) per share is computed by dividing income attributable to common shareholders by the weighted-average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution of securities by adding other common stock equivalents, including common stock options, warrants, and restricted common stock, in the weighted average number of common shares outstanding for a period, if dilutive. Potentially dilutive securities are excluded from the computation if their effect is anti-dilutive. For the three months ended March 31, 2013 and 2012, 4.9 million and 8.2 million potentially dilutive securities, respectively, were excluded from the computation of diluted loss per share because their effect on net loss per share was anti-dilutive. As a result of the net loss for each of the three months ended March 31, 2013 and 2012 there is no dilutive impact to the net loss per share calculation for the periods.

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

During the three months ended March 31, 2013 and 2012, the Company recorded net sales to LDK and NPSLLC of zero and $13.6 million with a cost of goods sold of zero and $12.9 million, primarily consisting of solar development costs. As of March 31, 2013 and December 31, 2012, accounts receivable from LDK was $11.4 million and $11.9 million, primarily related to the receivables from solar development projects with and inventory sale to LDK.

As of March 31, 2013 and December 31, 2012, the Company had accounts payable to LDK of $51.4 million and $51.8 million, respectively, primarily related to purchases of solar panels for solar development projects. See Note 2 —Going Concern Considerations and Management’s Plan for further discussion related to the accounts payables with LDK.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Factors That May Affect Future Results

This Quarterly Report on Form 10-Q and other written reports and oral statements made from time to time by the Company may contain so-called “forward-looking statements,” all of which are subject to risks and uncertainties. One can identify these forward-looking statements by their use of words such as “expect,” “plan,” “will,” “may,” “anticipate,” “believe,” “estimate,” “should,” “intend,” “forecast,” “project” the negative or plural of these words, and other comparable terminology. One can identify them by the fact that they do not relate strictly to historical or current facts. These statements are likely to address the Company’s growth strategy, financial results and product and development programs. One must carefully consider any such statement and should understand that many factors could cause actual results to differ from the Company’s forward-looking statements. These factors include inaccurate assumptions and a broad variety of other risks and uncertainties, including some that are known and some that are not. No forward-looking statement can be guaranteed and actual future results may vary materially. The Company does not assume the obligation to update any forward-looking statement. One should carefully evaluate such statements in light of factors described in the Company’s filings with the SEC, especially the Company’s Annual Report on Form 10-K and the Company’s Quarterly Reports on Form 10-Q. In various filings the Company has identified important factors that could cause actual results to differ from expected or historic results. One should understand that it is not possible to predict or identify all such factors. Consequently, the reader should not consider any such list to be a complete list of all potential risks or uncertainties.

The following discussion is presented on a consolidated basis, and analyzes our financial condition and results of operations for the three months ended March 31, 2013 and 2012. Unless the context indicates or suggests otherwise, reference to “we”, “our”, “us” and the “Company” in this section refers to the consolidated operations of Solar Power, Inc. and its subsidiaries, as defined in Note 1 —Description of Business and Basis of Presentation to the Condensed Consolidated Financial Statements.

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

On March 31, 2011, LDK obtained a controlling interest in Solar Power, Inc. by making a significant investment in our business that provided working capital and broader relationships that allowed us to more aggressively pursue commercial and utility projects globally in 2011. At March 31, 2013 and December 31, 2012, LDK owns approximately 71% of the Company’s outstanding Common Stock. The transaction complemented LDK’s vertical integration, effectively providing us with strategic capital by making us its downstream SEF development platform and a member of the global LDK family. With LDK’s investment in Solar Power, Inc., in 2011we expanded and engaged in business development activities that grew our global pipeline while accelerating our construction of multiple projects simultaneously. LDK’s modules have been used in the majority of the systems we produce; however, we maintain relationships with other module manufacturers when circumstances call for an alternative to LDK’s line of modules. See Note 2— Going Concern Considerations and Management’s Plan of the Notes of the Condensed Consolidated Financial Statements for further discussion related to the accounts payables with LDK.

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

Critical Accounting Policies and Estimates

The preparation of financial statements in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of net revenue and expenses in the reporting period. We regularly evaluate our estimates and assumptions related to revenue recognition, allowances for doubtful accounts, assets held for sale, warranty reserves, inventory reserves, stock-based compensation expense, goodwill, definite-lived intangible asset and long-lived asset valuations, accounting for income taxes and deferred income tax asset valuation allowances, and other loss contingencies. We base our estimates and assumptions on current facts, historical experience and various other factors that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the recording of revenue, costs and expenses that are not readily apparent from other sources. The actual results experienced by us may differ materially and adversely from our estimates. To the extent there are material differences between our estimates and the actual results, our future results of operations will be affected. For a description of our critical accounting policies and estimates, please refer to the “Critical Accounting Policies and Estimates” section of our Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in our Annual Report on Form 10-K for the year ended December 31, 2012. There have been no material changes in any of our critical accounting policies and estimates during the three months ended March 31, 2013.

Results of Operations

Three months ended March 31, 2013, as compared to three months ended March 31, 2012

Net sales

Net sales were $1.8 million and $26.3 million for the three months ended March 31, 2013 and 2012, respectively, a decrease of $24.5 million, or 93.3%. Included in net sales for the three months ended March 31, 2012 were related party sales to LDK and North Palm Springs Investments, LLC (“NPSLLC”), a wholly owned subsidiary of LDK Solar USA, Inc., of $13.6 million, primarily consisting of solar development project costs. The decrease in net sales for the three months ended March 31, 2013 over the comparative period was primarily due to a decline in utility-scale solar projects in Italy and in the U.S. as well as a decrease in the volume of sales of solar panel and a decrease in the average selling prices. We expect that net sales will decline before ramping up again in the future as new project development is on hold while existing projects in process are completed and collections are achieved to provide further working capital for any new projects. Absent third party debt financing for project construction, future development will be dependent on positive internal cash flow.

Cost of goods sold

Cost of goods sold was $1.3 million (72.2% of net sales) and $23.4 million (89.0% of net sales) for the three months ended March 31, 2013 and 2012, respectively, a decrease of $22.1 million, or 94.5%. Cost of goods sold for the three months ended March 31, 2012 includes related party costs of goods sold to LDK and NPSLLC of $12.9 million. Cost of goods sold as a percentage of sales for the three months ended March 31, 2013 as compared to the comparative period was lower due to EPC arrangements with greater margins executed in later periods. We expect that cost of goods sold, as a percentage of sales, will remain consistent with current levels as we continue to manage existing contracted EPC projects under development.

 Gross margins were 27.1% and 11.2% for the three months ended March 31, 2013 and 2012, respectively. Gross margins attributable to non-related parties were 27.1% and 18.2% for three months ended March 31, 2013 and 2012, respectively. The increase in gross margin from non-related parties for the three months ended March 31, 2013 over that of the comparative period was due to EPC arrangements with higher negotiated margins constructed in 2013. Gross margins for existing contracted EPC projects under development are expected to be consistent with current period margins. There were no related party sales or cost of sales for the three months ended March 31, 2013. The sales and cost of sales to related parties for the three months ended March 31, 2012 reduced the overall gross margin percentage for the three months ended March 31, 2012 compared to the gross margin percentage for the three months ended March 31, 2013.

 General and administrative expenses

General and administrative expenses were $2.3 million (127.8% of net sales) and $2.7 million (10.3% of net sales) for the three months ended March 31, 2013 and 2012, respectively, a decrease of $0.5 million, or 17.3%. The decrease in general and administrative expenses for the year ended December 31, 2012 over the comparative period was primarily due to decreases in personnel-related costs of $0.1 million, rent expense of $0.1 million, and depreciation and amortization of intangible assets expense of $0.1 million. Contributing to these decreases was the decrease in headcount and other cost reduction methods implemented at the end of 2012. We expect that general and administrative expenses, specifically personnel-related costs and professional services, will continue to scale downward from the current period due to our recent cost reduction actions.

Sales, marketing and customer service expenses

Sales, marketing and customer service expenses were $0.7 million (38.9% of net sales) and $0.9 million (3.4% of net sales) for the three months ended March 31, 2013 and 2012, respectively, a decrease of $0.1 million, or 13.2%. The decrease in sales, marketing and customer service expense for the three months ended March 31, 2013 over the comparative period was primarily due to cost reduction efforts implemented at the end of 2012, including reductions in headcount and consulting services. We expect that sales, marketing and customer service expenses, specifically personnel-related costs and commission expense, will continue to decrease in the near term before ramping in-line with increases in net sales, as noted above.

Engineering, design and product management expenses

Engineering, design and product management expenses were $0.4 million (22.2% of net sales) and $0.6 million (2.3% of net sales) for the three months ended March 31, 3013 and 2012, respectively, a decrease of $0.1 million, or 22.4%. The decrease in engineering, design and product management costs for the three months ended March 31, 2013 over the comparative period was primarily due to decreases in personnel-related costs of $0.1 million related to the cost reductions implemented at the end of 2012. We expect these expenses to continue to decline due to lower personnel-related costs from our decisions to outsource design and engineering services.

Interest expense

Interest expense was $1.0 million and $0.9 million, respectively, for the three months ended March 31, 2013 and 2012. The increase in interest expense of $0.1 million, or 9.6%, for the three months ended March 31, 2013 over the comparative period was due to increases in the principal balance of borrowings to fund SEF project construction and operations. We expect that interest expense will continue to fluctuate in future periods depending on the utilization of debt financing in our operations.

Interest income

Interest income was $0.5 million and $0.6 million for the three months ended March 31, 2013 and 2012, respectively. The decrease in interest income of approximately $0.1 million over the comparative period was due to the cessation of interest income accrual for one customer’s trade accounts receivable pending renegotiation of the terms. We expect that we will continue to earn interest income at similar levels in the future until the notes are repaid by the customers. The notes for each customer are due in 2013 and 2014, respectively. We do not expect to lend to new customers in the future, as such interest income is expected to fluctuate depending on the principal balance of the currently outstanding notes receivable.

Other income, net

Other income, net was $0.3 million and $0.2 million for the three months ended March 31, 2013 and 2012, respectively. Other income, net for the three month period increased by $0.1 million over the comparative period due to changes in currency gains and losses. We expect that we will continue to be exposed to fluctuations in currency gains and losses in the future.

Provision for (benefit from) income taxes

For the three months ended March 31, 2013 and 2012, we recorded a provision for income taxes of $9,000 and a benefit from income taxes of $0.2 million. The provision for the three months ended March 31, 2013 represented minimum taxes because of the full valuation allowance against the deferred tax assets. The benefit for the three months ended March 31, 2012 represented benefits recorded at SGT and a full valuation allowance recorded on all other deferred tax assets. Our effective income tax rate for the three months ended March 31, 2013 and 2012 was (0.3)% and 14.0%, respectively. For 2013, we expect to generate nominal taxable income in certain jurisdictions while experiencing an overall worldwide loss. The negative rate in 2013 is a result of minimum tax liability due in certain loss generating jurisdictions that are unable to benefit from losses as a result of valuation allowance reserves. In 2012, the rate was driven by our forecasted annual results in certain jurisdictions that had been profitable and were expected to continue to be profitable.

Liquidity and Capital Resources

A summary of the sources and uses of cash and cash equivalents is as follows (in thousands):

	For the Three Months Ended March 31,
	2013	2012 As Recast (1)
Net cash used in operating activities	$(13,901)	$(1,671)
Net cash used in investing activities	(1,007)	(2,870)
Net cash used in financing activities	(1,193)	(1,372)
Effect of exchange rate changes on cash	53	16
Net decrease in cash and cash equivalents	$(16,048)	$(5,897)

(1)
As adjusted to reflect the activity of SGT combined with the balances of Solar Power, Inc., as required under the accounting guidelines for a transfer of an entity under common control (refer to Note 5 —Acquisition of Solar Green Technology to the Condensed Consolidated Financial Statements).

As of March 31, 2013 and December 31, 2012, we had $1.8 million and $17.8 million in cash and cash equivalents, respectively. We expect that anticipated collections of trade accounts receivables will sustain us at least through the second quarter of 2013. Due to delays in solar development projects, collections of related accounts receivable have also been delayed. As a result, a significant amount of accounts receivable are currently contractually past due but are deemed to be collectible.

Net cash used in operating activities of $13.9 million for the three months ended March 31, 2013 included a net loss of $3.1 million offset in part by non-cash items included in net loss, consisting of depreciation and amortization of $0.3 million related to property and equipment, amortization of intangible assets of $0.1 million, stock-based compensation expense of $0.1 million, offset by a reversal of a inventory provision upon sale of $0.5 million and operating income from the solar system subject to financing obligation of $0.2 million. Also contributing to cash used in operating activities were increases in costs and estimated earnings in excess of billing on uncompleted contracts of $6.0 million, decreases in billings in excess of costs and estimated earnings on uncompleted contracts of $2.8 million, decreases in accounts payable of $2.5 million, increases in accounts receivable of $1.1 million, increases in prepaid expenses and other current assets and other assets of $0.1 million, decreases in accrued liabilities of $0.1 million, and decreases in accrued liabilities of $0.1 million, offset by decreases in construction in progress of $1.4 million and decreases in inventories of $0.6 million.

Net cash used in investing activities of $1.0 million for the three months ended March 31, 2013 resulting from cash loaned to customers in exchange for a promissory note of $0.8 million and payments for the acquisition of property, plant and equipment of $0.2 million.

Net cash used in financing activities was $1.2 million for the three months ended March 31, 2013 and resulted primarily from proceeds from lines of credit and construction loans of $2.1 million, offset by principal payments on loans and lease obligations of $3.2 million and an increase in restricted cash of $0.1 million.

Capital Resources and Material Known Facts on Liquidity

As of March 31, 2013, we had $1.8 million in cash and cash equivalents, $0.5 million of restricted cash held in our name in interest bearing accounts, $71.3 million in accounts and notes receivable of which $11.4 million is due from our parent, LDK, and $52.0 million in costs and estimated earnings in excess of billings on uncompleted contracts and construction in progress, none of which is related to construction projects between the Company and our parent, LDK.

On April 27, 2012, we made a secured loan of $1.0 million to Solar Hub Utilities, LLC (“Solar Hub”), to be used for pre-development costs, and recorded the amount in notes receivable, noncurrent. On June 8, 2012, we agreed to advance Solar Hub up to $9.0 million under a new $9.0 million secured promissory note, which refinanced the original $1.0 million advance and bears a 6 percent annual interest rate. In March 2013, in accordance with the Amended and Restated Secured Promissory Note, the interest rate was changed to 10% and the maturity date was extended to July 1, 2014 from December 31, 2013. This note receivable is secured by the project assets. As of March 31, 2013 and December 31, 2012, the balance of the note receivable from Solar Hub was $7.9 million and $7.1 million, respectively. The amount is recorded in the account notes receivable, noncurrent as of March 31, 2013 and in notes receivable, a current account, as of December 31, 2012.

On December 30, 2011, we secured construction finance facilities totaling $42.8 million from China Development Bank (“CDB”) to fund the construction of two solar energy facility (“SEF”) projects under EPC agreements with KDC Solar LLC. As of December 31, 2012, the Company’s outstanding balance on the credit facility with CDB was $27.9 million. As a result of the solar projects in development under the various EPC agreements, we had accounts receivable of $17.9 million from KDC as of March 31, 2013.

We incurred a net loss of $3.1 million during the three months ended March 31, 2013 and had an accumulated deficit of $27.0 million as of March 31, 2013. Working capital levels have decreased significantly from $61.1 million at December 31, 2011 to $11.5 million at March 31, 2013. Our parent company, LDK, who owns approximately 71% of our outstanding Common Stock, has disclosed publicly that it had a net loss and negative cash flows from operations for the year ended December 31, 2012 and has a working capital deficit and was not in compliance with certain financial covenants on its indebtedness at December 31, 2012.  These factors raise substantial doubt as to our ability to continue as a going concern. While our management believes that we have a plan to satisfy liquidity requirements for a reasonable period of time, there is no assurance that our plan will be successfully implemented. We are experiencing the following risks and uncertainties in the business:

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

•
In December 2012, the Company amended the Business Loan Agreement (the "Loan Agreement") entered into with Cathay Bank ("Cathay") on December 26, 2011. Under the original terms of the Loan Agreement, Cathay agreed to extend the Company a line of credit of the lesser of $9.0 million or 70% the aggregate amount in certain accounts, which was to mature on December 31, 2012. LDK, the majority shareholder of the Company, agreed to guarantee the full amount of the loan under a Commercial Guaranty by and between LDK and Cathay dated December 26, 2011. Under the terms of the amended Loan Agreement, the facility amount is reduced to the current balance outstanding of $7.0 million, with a variable interest rate of 2.00 percentage points above the prime rate and a 6.00 percentage point floor rate. In addition, the maturity date was extended to June 30, 2013 with principal payments of $0.5 million due each month beginning December 31, 2012. The Company did not make the March 2013 payment and is, therefore, a month in arrears. The Company is currently in negotiations with Cathay, who has not issued a notice of default. The covenants of the Loan Agreement were amended to include, among other items, the subordination of the net accounts payable due to LDK. In addition, under the Commercial Security Agreement dated December 26, 2011 (the "Security Agreement"), the Company granted Cathay a security interest in the Collateral (as defined in the Security Agreement), which Cathay can close on in the event of a default under the Loan Agreement. In the event that the Company does not make the principal payment, the bank could issue a notice of default and declare the amounts immediately due and payable.  If the Company cannot remedy the default, the Company currently does not have the ability to make the payments without additional sources of financing or accelerating the collection of outstanding receivables.

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

•
As of March 31, 2013, the Company had accounts payable to LDK of $51.4 million. The $51.4 million is comprised of $38.7 million due to LDK primarily related to U.S. and Greek project solar panel purchases and $12.4 million due to LDK for solar panels purchased for various Italian solar development projects. Of the $38.7 million due to LDK noted above, the entire amount is currently contractually past due and payable to LDK. Payment for the solar development project related panels was contractually due to LDK within four months of their purchases; however the payment terms with the customer were negotiated to be collected within nine to twelve months from sale. Although this portion of the payable to LDK is currently contractually past due, LDK has not demanded payment.  Although there are no formal agreements, LDK has verbally indicated that it will not demand payment until the receivable from the customer has been collected. Should LDK change its position and demand payment for the past due amount prior to collection of the related receivable from the customer, the Company currently does not have the ability to make the payment currently due without additional sources of financing or accelerating the collection of our outstanding receivables.

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

Recent Accounting Pronouncements

See Note 4— Recently Issued Accounting Pronouncements, to our unaudited financial statements in Part I, Item 1 of this Quarterly Report for a description of recent accounting pronouncements, including the expected dates of adoption and estimated effects, if any, on our Condensed Consolidated Financial Statements.

 Item 3.
Pursuant to Item 305(e) of Regulation S-K the Company, as a smaller reporting company, is not required to provide the information required by this item.

 Item 4.
Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation and under the supervision of our principal executive officer and our principal financial officer, reviewed and evaluated the effectiveness of the design and operation of our disclosure controls and procedures, as of March 31, 2013 for the interim period covered by this report, as required by Securities Exchange Act Rule 13a-15, and concluded that our disclosure controls and procedures are not effective to ensure that information required to be disclosed in our reports filed with the Securities and Exchange Commission pursuant to the Securities Exchange Act of 1934 is accumulated and communicated to management timely, including our principal executive officer and principal financial officer. Based on such an evaluation, the Chief Executive Officer and the Chief Financial Officer concluded the Company’s disclosure controls and procedures were not effective as of the end of such period. In making this conclusion, the Company considered, among other factors, the previously identified material weaknesses as described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012 related to the application of generally accepted accounting principles to material complex and non-routine transactions.

Changes in Internal Control Over Financial Reporting

We regularly review our system of internal control over financial reporting and make changes to our processes and systems to improve controls and increase efficiency, striving to achieve an effective internal control environment. Changes may include such activities as implementing new, more efficient systems, acquisition integration, consolidating activities and migrating processes.

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

Motech Industries, Inc. v. Solar Power, Inc.

Motech Industries, Inc. (“Motech”) filed a complaint against the Company on November 21, 2011, in the Superior Court of California, County of Sacramento, alleging that the Company breached a November 29, 2010 settlement agreement by failing to make payments set forth therein for products supplied to the Company by Motech. Motech has alleged causes of action for breach of contract and breach of the covenant of good faith and fair dealing seeking to recover a total of $339,544.15 in damages from the Company plus its attorneys’ fees and costs. The Company filed its answer on December 22, 2011 generally denying all of the allegations in Motech’s complaint. Specifically, the Company contends that it has paid Motech in full for all monies owed under the settlement agreement. On January 25, 2013, the Court denied Motech’s motion for summary judgment. The parties are currently in settlement discussions to resolve the matter.

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

 Item 1A. Risk Factors

In addition to the other information set forth in this Quarterly Report, you should carefully consider the risk factors discussed in Part I, “Item 1A. Risk Factors” below and in our Annual Report on Form 10-K for the year ended December 31, 2012, which could materially affect our business, financial condition or future results. The risks described below and in our Annual Report on Form 10-K are not the only risks facing the Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition, liquidity or future results.

Our ability to secure project financing for project development and our outstanding loans and line of credit from CDB and Cathay Bank, respectively, may be adversely impacted by LDK Solar’s financial concerns.

   As shown in the accompanying Condensed Consolidated Financial Statements, we incurred a net loss of $3.1 million during the three months ended March 31, 2013 and had an accumulated deficit of $27.0 million as of March 31, 2013. Working capital levels have decreased significantly from $61.1 million at December 31, 2011 to $11.5 million at March 31, 2013. Our parent company, LDK Solar Co., Ltd. (“LDK”), who owns approximately 71% of our outstanding Common Stock, has disclosed publicly that it had a net loss and negative cash flows from operations for the year ended December 31, 2012 and has a working capital deficit and was not in compliance with certain financial covenants on its indebtedness at December 31, 2012. These factors raise substantial doubt as to our ability to continue as a going concern. While our management believes that it has a plan to satisfy liquidity requirements for a reasonable period of time, there is no assurance that our plan will be successfully implemented. We are experiencing the following risks and uncertainties in the business:

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

•
In December 2012, we amended the Business Loan Agreement (the "Loan Agreement") entered into with Cathay Bank ("Cathay") on December 26, 2011. Under the original terms of the Loan Agreement, Cathay agreed to extend to us a line of credit of the lesser of $9.0 million or 70% the aggregate amount in certain accounts, which was to mature on December 31, 2012. LDK, the majority shareholder of us, agreed to guarantee the full amount of the loan under a Commercial Guaranty by and between LDK and Cathay dated December 26, 2011. Under the terms of the amended Loan Agreement, the facility amount is reduced to the current balance outstanding of $7.0 million, with a variable interest rate of 2.00 percentage points above the prime rate and a 6.00 percentage point floor rate. In addition, the maturity date is extended to June 30, 2013 with principal payments of $0.5 million due each month beginning December 31, 2012. The Company did not make the March 2013 payment and is, therefore, a month in arrears. The Company is currently in negotiations with Cathay, who has not issued a notice of default. The covenants of the Loan Agreement were amended to include, among other items, the subordination of the net accounts payable due to LDK. In addition, under the Commercial Security Agreement dated December 26, 2011 (the "Security Agreement"), we granted Cathay a security interest in the Collateral (as defined in the Security Agreement), which Cathay can close on in the event of a default under the Loan Agreement. In the event that we do not make the principal payment, the bank could issue a notice of default and declare the amounts immediately due and payable.  If we cannot remedy the default, we currently do not have the ability to make the payments without additional sources of financing or accelerating the collection of outstanding receivables.

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

•
As of March 31, 2013, we had accounts payable to LDK of $51.4 million. The $51.4 million is comprised of $38.7 million due to LDK primarily related to U.S. and Greek project solar panel purchases and $12.4 million due to LDK for solar panels purchased for various Italian solar development projects. Of the $38.7 million due to LDK noted above, the entire amount is currently contractually past due and payable to LDK. Payment for the solar development project related panels was contractually due to LDK within four months of their purchases; however the payment terms with the customer were negotiated to be collected within nine to twelve months from sale. Although this portion of the payable to LDK is currently contractually past due, LDK has not demanded payment.  Although there are no formal agreements, LDK has verbally indicated that it will not demand payment until the receivable from the customer has been collected. Should LDK change its position and demand payment for the past due amount prior to collection of the related receivable from the customer, we currently do not have the ability to make the payment currently due without additional sources of financing or accelerating the collection of our outstanding receivables.

•
With LDK as a majority shareholder, the significant risks and uncertainties noted at LDK could have a significant negative impact on the financial viability of Solar Power, Inc. as well as indicate an inability for LDK to support the Company’s business.

   The significant risks and uncertainties described above could have a significant negative impact on our financial viability and raise substantial doubt about our ability to continue as a going concern. Management has made changes to our business model to increase working capital by managing cash flow, securing project financing before commencing further project development, and requesting that our customers make cash payments for solar panels for projects under development. If the noted banks should call the debt or LDK demand payment of amounts owed by us prior to collection of the related receivables, management plans to obtain additional debt or equity financing. There is no assurance that management’s plans to accelerate the collection of outstanding receivables or to obtain additional debt or equity financing will be successfully implemented, or implemented on terms favorable to us. As of March 31, 2013 and December 31, 2012, we had $1.8 million and $17.8 million, respectively, in cash and cash equivalents. We expect that anticipated collections of trade accounts receivable will sustain us at least through the second quarter of 2013. The Condensed Consolidated Financial Statements do not include any adjustments related to the recoverability and classification of recorded assets or the amounts and classification of liabilities or any other adjustments that might result from the outcome of this uncertainty.

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

SOLAR POWER, INC.

Date: May 20, 2013	/s/ James R. Pekarsky
James R. Pekarsky,
Chief Financial Officer (Principal Accounting Officer and Principal Financial Officer)