Form 10-Q
period 2013-06-30
Solar Power, Inc.
filed 2013-08-16
CIK 1210618

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒	Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2013

☐	Transition Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

Commission File Number 000-50142

SOLAR POWER, INC.

(Exact name of registrant as specified in its charter)

California	20-4956638
(State of Incorporation)	(I.R.S. Employer Identification Number)

3300 Douglas Boulevard, Suite # 360 Roseville, California	95661-3888
(Address of Principal Executive Offices)	(Zip Code)

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

The number of outstanding shares of the registrant’s common stock as of August 14, 2013 was 198,214,456.

PART I

FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

SOLAR POWER, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except for share data)

(unaudited)

	June 30, 2013	December 31, 2012

ASSETS
Current assets:
Cash and cash equivalents	$172	$17,823
Accounts receivable, net of allowance for doubtful accounts of $4,076 and $393, respectively	17,513	43,807
Accounts receivable, related party	11,380	11,858
Notes receivable	7,007	14,120
Costs and estimated earnings in excess of billings on uncompleted contracts	18,537	31,423
Construction in progress	14,769	16,078
Inventories, net	1,403	1,618
Prepaid expenses and other current assets	4,685	4,267
Restricted cash	20	20
Total current assets	75,486	141,014
Intangible assets	1,418	1,703
Restricted cash	476	400
Accounts receivable, noncurrent	5,867	-
Notes receivable, noncurrent	38,993	-
Property, plant and equipment at cost, net	18,288	18,754
Other assets	609	958
Total assets	$141,137	$162,829
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$12,081	$15,709
Accounts payable, related party	47,646	51,804
Lines of credit	7,857	10,877
Accrued liabilities	8,354	6,635
Billings in excess of costs and estimated earnings on uncompleted contracts	760	4,935
Billings in excess of costs and estimated earnings on uncompleted contracts, related party	-	49
Loans payable and capital lease obligations	28,586	28,601
Total current liabilities	105,284	118,610
Financing and capital lease obligations, net of current portion	17,765	18,760
Other liabilities	1,337	1,337
Total liabilities	124,386	138,707
Commitments and contingencies	-	-
Stockholders’ equity:
Preferred stock, par $0.0001, 20,000,000 shares authorized; none issued and outstanding	-	-
Common stock, par $0.0001, 250,000,000 shares authorized; 198,214,456 and 198,214,456 shares, respectively, issued and outstanding	20	20
Additional paid in capital	50,928	48,219
Accumulated other comprehensive loss	(393)	(287)
Accumulated deficit	(33,804)	(23,830)
Total stockholders’ equity	16,751	24,122
Total liabilities and stockholders’ equity	$141,137	$162,829

The accompanying notes are an integral part of these condensed consolidated financial statements.

SOLAR POWER, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except for share and per share data)

(unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2013	2012	2013	2012
Net sales:
Net sales	$4,199	$21,837	$5,965	$34,569
Net sales, related party	-	2,587	-	16,154
Total net sales	4,199	24,424	5,965	50,723
Cost of goods sold:
Cost of goods sold	3,194	18,446	4,481	28,795
Cost of goods sold, related party	-	2,453	-	15,457
Provision for losses on contracts	85	-	85	-
Total cost of goods sold	3,279	20,899	4,566	44,252
Gross profit	920	3,525	1,399	6,471
Operating expenses:
General and administrative	6,691	2,661	8,951	5,395
Sales, marketing and customer service	439	2,153	1,178	3,004
Engineering, design and product	309	803	757	1,381
Impairment charge	-	712	-	712
Total operating expenses	7,439	6,329	10,886	10,492
Operating loss	(6,519)	(2,804)	(9,487)	(4,021)
Other income (expense):
Interest expense	(1,008)	(907)	(2,013)	(1,824)
Interest income	851	642	1,390	1,281
Other (expense) income	(55)	(95)	247	126
Total other expense	(212)	(360)	(376)	(417)
Loss before income taxes	(6,731)	(3,164)	(9,863)	(4,438)
Provision for (benefit from) income taxes	102	(1,047)	111	(1,225)
Net loss	$(6,833)	$(2,117)	$(9,974)	$(3,213)
Net loss per common share:
Basic and Diluted	$(0.03)	$(0.01)	$(0.05)	$(0.02)
Weighted average number of common shares used in computing per share amounts:
Basic and Diluted	198,214,456	184,515,022	198,214,456	184,464,472

The accompanying notes are an integral part of these condensed consolidated financial statements.

SOLAR POWER, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(In thousands)

(unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2013	2012	2013	2012
Net loss	$(6,833)	$(2,117)	$(9,974)	$(3,213)
Other comprehensive loss, net of tax:
Foreign currency translation adjustment	(245)	(135)	(106)	(32)
Comprehensive loss	$(7,078)	$(2,252)	$(10,080)	$(3,245)

The accompanying notes are an integral part of these condensed consolidated financial statements

SOLAR POWER, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(unaudited)

	For the Six Months Ended June 30,
	2013	2012
Cash flows from operating activities:
Net loss	$(9,974)	$(3,213)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	568	556
Amortization	285	357
Stock-based compensation expense	107	299
Bad debt expense	4,086	88
Provision for obsolete inventory	-	134
Provision for warranty	-	136
Amortization of loan fees	-	88
Amortization of warrant cost to interest expense	-	56
(Gain) loss on sales of fixed assets	34	(24)
Change in deferred taxes	(5)	(1,194)
Provision for losses on contracts	85	-
Impairment charge	-	712
Operating expense (income) from solar system subject to financing obligation	(624)	(459)
Other non-cash activity	(7)	-
Changes in operating assets and liabilities:
Accounts receivable	2,917	2,636
Accounts receivable, related party	69	10,155
Costs and estimated earnings in excess of billing on uncompleted contracts	12,856	(9,135)
Costs and estimated earnings in excess of billing on uncompleted contracts, related party	-	(321)
Construction in process	1,224	(10,459)
Inventories	193	4,200
Prepaid expenses and other assets	(119)	(3,430)
Accounts payable	(3,736)	5,943
Accounts payable, related party	(1,689)	(7,144)
Income taxes payable	93	(247)
Billings in excess of costs and estimated earnings on uncompleted contracts	(4,193)	1,509
Billings in excess of costs and estimated earnings on uncompleted contracts, related party	(49)	(2,992)
Accrued liabilities and other liabilities	1,601	698
Net cash from operating activities	3,722	(11,051)
Cash flows from investing activities:
Proceeds from repayment on notes receivable	3,613	2,286
Issuance of notes receivable	(21,865)	(7,431)
Proceeds from disposal or sale of fixed assets	13	409
Proceeds from sale of asset held for sale	-	1,500
Acquisitions of property, plant and equipment	(195)	(987)
Net cash from investing activities	(18,434)	(4,223)
Cash flows from financing activities:
Proceeds from line of credit and loans payable	2,553	17,682
Proceeds from sale leaseback	-	6,284
(Increase) decrease in restricted cash	(76)	339
Principal payments on loans payable and capital lease obligations	(5,793)	(9,621)
Net cash from financing activities	(3,316)	14,684
Effect of exchange rate changes on cash	377	(543)
Decrease in cash and cash equivalents	(17,651)	(1,133)
Cash and cash equivalents at beginning of period	17,823	24,523
Cash and cash equivalents at end of period	$172	$23,390

Supplemental cash flow information:
Cash paid for interest	$199	$756
Cash paid for income taxes	$-	$2,400
Non-cash activities:
Reclassification of accounts receivable to notes receivable	$13,628	$-
Debt forgiveness from related party	$2,602	$-
Acquisition of an entity under common control financed with stock	$-	$6,282
Assignment of loan associated with asset held for sale	$-	$4,153

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

Basis of Presentation and Principles of Consolidation

The accompanying Condensed Consolidated Financial Statements are unaudited and have been prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”) for interim financial information. They should be read in conjunction with the financial statements and related notes to the financial statements of Solar Power, Inc. for the years ended December 31, 2012 and 2011 appearing in Solar Power, Inc.’s Form 10-K filed with the Securities and Exchange Commission (“SEC”) on April 19, 2013. The June 30, 2013 and 2012 unaudited interim Condensed Consolidated Financial Statements on Form 10-Q have been prepared pursuant to the rules and regulations of the SEC for smaller reporting companies and include the accounts of Solar Power, Inc. and its subsidiaries. Upon consolidation, all significant intercompany accounts and transactions are eliminated.

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

2. Going Concern Considerations and Management’s Plan

As shown in the accompanying Condensed Consolidated Financial Statements, the Company incurred a net loss of $6.8 million and $10.0 million during the three and six months ended June 30, 2013, respectively, and has an accumulated deficit of $33.8 million as of June 30, 2013. Working capital levels have decreased significantly from positive $61.1 million at December 31, 2011 to negative $29.8 million at June 30, 2013. The Company’s parent company, LDK Solar Co., Ltd. (“LDK”), who owns approximately 71% of the Company’s outstanding Common Stock, has disclosed publicly that it had a net loss and negative cash flows from operations for the year ended December 31, 2012 and has a working capital deficit and was not in compliance with certain financial covenants on its indebtedness at December 31, 2012. These factors raise substantial doubt as to the Company’s ability to continue as a going concern. While management of the Company believes that it has a plan to satisfy liquidity requirements through September 30, 2013, there is no assurance that its plan will be successfully implemented. The Company is experiencing the following risks and uncertainties in the business:

•

China Development Bank (“CDB”) has provided financing for construction and project financing on certain development projects in the past. They have also executed non-binding term sheets for other projects, but there is no assurance that the projects in process will be funded. CDB has been financing the Company’s projects primarily as a result of the fact that the Company’s majority shareholder is LDK and CDB has a long term relationship with LDK. Due to LDK’s financial difficulties, certain financing of the Company’s projects have been delayed. If CDB will no longer provide financing for the projects, the Company will need to seek construction financing from other sources which could be very difficult given the Company’s financial condition and LDK’s majority ownership of the Company. The company has substantially completed projects in Greece with a customer that is requesting debt term financing from CDB. If CDB does not provide the term financing, then the Company will collect its outstanding receivables from the operation’s cash proceeds over an extended period of time of up to six years. The company has also completed an additional commercial scale project in New Jersey with KDC Solar, which is currently waiting debt term financing from CDB. If CDB does not provide the term financing, then the Company will collect its outstanding notes receivables from the operation’s cash proceeds over an extended period of time of up to fifteen years or seek alternative bank debt term financing options which may affect its ability to repay the CDB construction finance facilities of December 31, 2011.

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

•

In December 2012, the Company amended the Business Loan Agreement (the "Loan Agreement") entered into with Cathay Bank ("Cathay") on December 26, 2011. Under the original terms of the Loan Agreement, Cathay agreed to extend the Company a line of credit of the lesser of $9.0 million or 70% the aggregate amount in certain accounts, which was to mature on December 31, 2012. LDK, the majority shareholder of the Company, agreed to guarantee the full amount of the loan under a Commercial Guaranty by and between LDK and Cathay dated December 26, 2011. Under the terms of the amended Loan Agreement, the facility amount was reduced to the then current balance outstanding of $7.0 million, with a variable interest rate of 2.00 percentage points above the prime rate and a 6.00 percentage point floor rate. In addition, the maturity date was extended to June 30, 2013 with principal payments of $0.5 million due each month beginning December 31, 2012. The covenants of the Loan Agreement were amended to include, among other items, the subordination of the net accounts payable due to LDK. In addition, under the Commercial Security Agreement dated December 26, 2011 (the "Security Agreement"), the Company granted Cathay a security interest in the Collateral (as defined in the Security Agreement), which Cathay can close on in the event of a default under the Loan Agreement. In the event that the Company does not make the principal payment, the bank could issue a notice of default and declare the amounts immediately due and payable. If the Company cannot remedy the default, the Company currently does not have the ability to make the payments without additional sources of financing or accelerating the collection of outstanding receivables. The Company has not made a payment since April 2013 and is, therefore, several months in arrears. The loan is currently past due and the Company failed certain bank covenants as of June 30, 2013. On August 15, 2013, the Company entered into an agreement with Cathay whereby Cathay agreed, subject to certain conditions precedent, to forbear from foreclosing on the security interest securing the Loan Agreement until September 30, 2013. In connection with the forbearance, the Company agrees to pay Cathay the outstanding and unpaid balance of the loan on September 30, 2013. In addition, as of August 15, 2013, the interest rate under the loan equals 11 percent. All proceeds from the sale of projects and any payments received from KDC shall be applied to loan payment.

•

The Company’s existing CDB loans and Cathay line of credit contain material adverse change (“MAC”) clauses under which the banks can declare amounts immediately due and payable. Due to the subjectivity of the MAC clauses, it is not clear whether the events described above would represent a material adverse change. Should the banks declare amounts immediately due and payable under the MAC clauses, the Company does not have the ability to make the payments without additional sources of financing or accelerating the collection of its outstanding receivables.

•

As of June 30, 2013, the Company had accounts payable to LDK of $47.6 million comprised of $41.5 million due to LDK primarily related to U.S. and Greek project solar panel purchases and $6.1 million due to LDK for solar panels purchased for various Italian solar development projects. Of the $47.6 million due to LDK noted above, the entire amount is currently contractually past due and payable to LDK. Payment for the solar development project related panels was contractually due to LDK within four months of their purchases; however the payment terms with the customer were negotiated to be collected within nine to twelve months from sale. Although this portion of the payable to LDK is currently contractually past due, LDK has not demanded payment. Although there are no formal agreements, LDK has verbally indicated that it will not demand payment until the receivable from the customer has been collected. Should LDK change its position and demand payment for the past due amount prior to collection of the related receivable from the customer, the Company currently does not have the ability to make the payment currently due without additional sources of financing or accelerating the collection of our outstanding receivables.

•

With LDK as a majority shareholder, the significant risks and uncertainties noted at LDK could have a significant negative impact on the financial viability of the Company as well as indicate an inability for LDK to support the Company’s business.

•

A Customer has informed us that they plan to return $2.9 million in solar panels purchased in 2011. The customer alleges that the panels are defective, but the Company believes that the Customer is just trying to return product from a cancelled project. While the Company has set-up a bad debt reserve of $2.9 million dollars as a result it will vigorously pursue collection of the outstanding debt obligation and filed a complaint on July 26, 2013 to obtain full payment.

The significant risks and uncertainties described above could have a significant negative impact on the financial viability of the Company and raise substantial doubt about the Company’s ability to continue as a going concern. Management has made changes to the Company’s business model to increase working capital by managing cash flow, securing project financing before commencing further project development, and requesting that the Company’s customers make cash payments for solar panels for projects under development. If the noted banks should call the debt or LDK demand payment of amounts owed by the Company prior to collection of the related receivables, management plans to obtain additional debt or equity financing. There is no assurance that management’s plans to accelerate the collection of outstanding receivables or to obtain additional debt or equity financing will be successfully implemented, or implemented on terms favorable to the Company. As of June 30, 2013 and December 31, 2012, the Company had $0.2 million and $17.8 million, respectively, in cash and cash equivalents. The Company expects that anticipated collections of trade accounts receivable will sustain it at least through the third quarter of 2013. The Condensed Consolidated Financial Statements do not include any adjustments related to the recoverability and classification of recorded assets or the amounts and classification of liabilities or any other adjustments that might result from the outcome of this uncertainty.

3. Summary of Significant Accounting Policies

These Condensed Consolidated Financial Statements and accompanying notes should be read in conjunction with the Company’s annual consolidated financial statements and notes thereto contained in the Annual Report on Form 10-K for the year ended December 31, 2012. There have been no significant changes in the Company’s significant accounting policies for the six months ended June 30, 2013, as compared to the significant accounting policies described in the Annual Report on Form 10-K for the year ended December 31, 2012.

4. Recently Adopted and Issued Accounting Pronouncements

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

In February 2013, the FASB issued ASU No. 2013-02, Comprehensive Income—Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income, which requires entities to provide information about the amounts reclassified out of accumulated other comprehensive income by component. In addition, entities are required to present, either on the face of the statement where net income is presented or in the notes, significant amounts reclassified out of accumulated other comprehensive income by the respective line items of net income but only if the amount reclassified is required under U.S. GAAP to be reclassified to net income in its entirety in the same reporting period. For other amounts that are not required under U.S. GAAP to be reclassified in their entirety to net income, entities are required to cross-reference to other disclosures required under U.S. GAAP that provide additional detail about those amounts. The Company adopted these changes on January 1, 2013. Adoption of these changes did not have an impact on the Consolidated Financial Statements.

In March 2013, FASB issued ASU No. 2013-05, Foreign Currency Matters—Parent’s Accounting for the Cumulative Translation Adjustment upon Derecognition of Certain Subsidiaries or Groups of Assets within a Foreign Entity or of an Investment in a Foreign Entity, which allows an entity to release cumulative translation adjustment into net income when a parent either sells a part or all of its investment in a foreign entity or no longer holds a controlling financial interest in a subsidiary or group of assets that is a nonprofit activity or a business within a foreign entity. These changes become effective for the Company on January 1, 2014. Management does not expect the adoption of these changes to have a material impact on the Consolidated Financial Statements.

In April 2013, the FASB issued ASU 2013-07, Liquidation Basis of Accounting, which require an entity to use the liquidation basis of accounting to present its financial statements when it determines that liquidation is imminent, unless the liquidation is the same as that under the plan specified in an entity’s governing documents created at its inception. Liquidation is imminent when the likelihood is remote that the entity will return from liquidation and either (a) a plan for liquidation is approved by the person or persons with the authority to make such a plan effective and the likelihood is remote that the execution of the plan will be blocked by other parties or (b) a plan for liquidation is being imposed by other forces (for example, involuntary bankruptcy). These changes become effective for the Company on January 1, 2014. Entities should apply the requirements prospectively from the day that liquidation becomes imminent. Management does not expect the adoption of these changes to have a material impact on the Consolidated Financial Statements.

In July 2013, the FASB issued ASU 2013-11, Income Taxes—Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists, which provides that an unrecognized tax benefit, or a portion thereof, should be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward, except to the extent that a net operating loss carryforward, a similar tax loss, or a tax credit carryforward is not available at the reporting date to settle any additional income taxes that would result from disallowance of a tax position, or the tax law does not require the entity to use, and the entity does not intend to use, the deferred tax asset for such purpose, then the unrecognized tax benefit should be presented as a liability. These changes become effective for the Company on January 1, 2014. Management does not expect the adoption of these changes to have a material impact on the Consolidated Financial Statements.

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

6. Notes Receivable

The Company agreed to advance to one customer predevelopment and site acquisition costs related to EPC contracts between the customer and the Company and recorded the amount as notes receivable. The terms of the EPC agreement require repayment of the advance upon final completion of the SEF, which is expected to occur in the first half of 2014, and bears interest at the rate of 5% per year that is payable at the time the principal is repaid. The credit quality indicators considered related to this note receivable were the customer’s position as one of largest privately held independent power producers on the East Coast, their financial condition and forecast, and their credit history. At June 30, 2013 and December 31, 2012, the balance of the note receivable from this customer was $7.0 million and $7.0 million, respectively. These amounts are recorded in the current account notes receivable.

During the second quarter of 2013, the Company converted certain accounts receivable from this same customer into notes receivable that are tied to the project as security interest in the event that the customer does not obtain debt term financing for their project. In that event, the Company would collect the cash payments from the waterfall operating cash. As a result of this conversion, the Company re-classified the accounts receivables to noncurrent notes receivable as of June 30, 2013 as the collection terms have been extended past one year. If the customer does obtain debt term financing for their project, the collection of these notes receivable may be accelerated.  At June 30, 2013 and December 31, 2012, the balance recorded in noncurrent notes receivable related to this customer was $30.6 million and none, respectively.

 On April 27, 2012, the Company made a secured loan of $1.0 million to Solar Hub Utilities, LLC (“Solar Hub”), to be used for pre-development costs, and recorded the amount in notes receivable, noncurrent. On June 8, 2012, the Company agreed to advance Solar Hub up to $9.0 million under a new $9.0 million secured promissory note, which refinanced the original $1.0 million advance and bears a 6 percent annual interest rate. In March 2013, the interest was changed to a 10% annual interest rate in accordance with the Amended and Restated Secured Promissory Note. This note receivable is secured by the project assets. Repayment in full of all borrowed amounts was due on December 31, 2013 but, in March 2013, was extended to a new maturity date of July 1, 2014 in accordance with the Amended and Restated Secured Promissory Note. As of June 30, 2013 and December 31, 2012, the balance of the note receivable from Solar Hub was $8.4 million and $7.1 million, respectively. These amounts are recorded in notes receivable, noncurrent as of June 30, 2013 and notes receivable, a current account, as of December 31, 2012.

7. Goodwill and Other Intangible Assets

Goodwill

The carrying value of goodwill was $5.2 million at December 31, 2011, all of which was allocated to the Company’s single reportable segment. Of this balance, $4.7 million reflected the balance of Solar Power, Inc. carried by its parent company, LDK, as required under the accounting guidelines for a transfer of an entity under common control (refer to Note 5— Acquisition of Solar Green Technology ). During the three months ended September 30, 2012, due primarily to the reduction in the Company’s market capitalization, the Company’s market value was significantly below its book value, thus triggering an impairment analysis. As a result of this analysis, the Company recorded a goodwill impairment charge of $5.2 million. As a result, the balance of goodwill as of June 30, 2013 and December 31, 2012 was zero.

Other Intangible Assets

Resulting from the June 2012 acquisition of SGT, reflected in the Condensed Consolidated Balance Sheets of the Company are certain intangible assets, namely patent and customer relationships, and related amortization expense from March 31, 2011 forward. During the three months ended December 31, 2012, the Company determined that the carrying value of certain intangible assets related to customer relationships were no longer recoverable based on a discrete evaluation of the nature of the intangible assets, incorporating the effect of the Company’s decision during the three months ended December 31, 2012 to no longer maintain the customer relationships. As a result, the Company recorded an impairment charge of $0.1 million on its Consolidated Statement of Operations for the year ended December 31, 2012. The balance of intangible assets as of June 30, 2013 and December 31, 2012 was $1.4 million and $1.7 million, respectively.

Other intangible assets consisted of the following (in thousands):

	Estimated Useful Life (in months)	Gross	Impairment Charge	Accumulated Amortization	Net
As of June 30, 2013
Patent	57	$2,700	$-	$(1,282)	$1,418
Customer relationships	33	400	(148)	(252)	-
		$3,100	$(148)	$(1,534)	$1,418

As of December 31, 2012
Patent	57	$2,700	$-	$(997)	$1,703
Customer relationships	33	400	(148)	(252)	-
		$3,100	$(148)	$(1,249)	$1,703

As of June 30, 2013, the future amortization expense related to other intangible assets is as follows (in thousands):

Amount
Year
2013	$285
2014	570
2015	563
2016	-
$1,418

8. Property, Plant and Equipment

Property, plant and equipment consisted of the following (in thousands):

	June 30, 2013	December 31, 2012
PV solar systems	$20,887	$20,783
Plant and machinery	33	33
Furniture, fixtures and equipment	376	388
Computers and software	1,503	1,499
Trucks	-	44
Leasehold improvements	59	96
	22,858	22,843
Less: accumulated depreciation	(4,570)	(4,089)
	$18,288	$18,754

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

During the year ended December 31, 2011, the Company’s subsidiary, SGT, completed construction of two SEFs, which was classified as held for sale (refer to Note 9 —Assets Held for Sale) as of December 31, 2011. In May 2012, SGT sold to and leased back the assets from a leasing company. The gross amount of assets recorded under the capital leases was $6.0 million, with accumulated depreciation of $0.2 million, as of June 30, 2013 and December 31, 2012. The SEFs are classified as PV solar systems under capital leases, which were recorded in loans payable, financing and capital lease obligations, net of current portion, on the Condensed Consolidated Balance Sheets. Refer to Note 13 —Commitments and Contingencies for more information related to the capital leases.

Depreciation expense for the three months ended June 30, 2013 and 2012 was $0.3 million. Depreciation expense for the six months ended June 30, 2013 and 2012 was $0.6 million.

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

At June 30, 2013 and December 31, 2012, the balance of the account assets held for sale was zero and zero, respectively.

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

Issuance of warrants to purchase common stock

On February 15, 2012, the Company’s Board of Directors approved the issuance of a warrant agreement for Cathay General Bancorp to purchase 300,000 shares of the Company’s Common Stock at $0.75 per share related to the credit facility entered into with Cathay Bank for an original aggregate principal amount of $9.0 million. The fair value of $0.29 per share was determined using the Black-Scholes-Merton model. Assumptions used in calculating fair value were as follows: a risk free interest rate of .38%, expected volatility of 103%, zero expected dividend yield, and an expected term of 3 years. The warrant expires on February 15, 2015 and is exercisable anytime within that period for an exercise price of $0.75 per share. The value of the warrant was amortized over the remaining term of the associated credit facility through December 31, 2012. For the three month period ended June 30, 2013 and 2012, zero and $37,000 was amortized to interest expense. For the six month period ended June 30, 2013 and 2012, zero and $55,000 was amortized to interest expense.

11. Stock-based Compensation

The Company measures stock-based compensation expense for all stock-based compensation awards based on the grant-date fair value and recognizes the cost in the financial statements over the employee requisite service period.

The following table summarizes the consolidated stock-based compensation expense, by type of awards for the periods as follows (in thousands):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2013	2012	2013	2012
Employee stock options	$36	$95	$107	$193
Stock grants	—	106	—	106
Total stock-based compensation expense	$36	$201	$107	$299

The following table summarizes the consolidated stock-based compensation by line item for the periods as follow (in thousands):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2013	2012	2013	2012
General and administrative	$36	$185	$95	$267
Sales, marketing and customer service	—	16	11	30
Engineering, design and product management	—	—	1	2
Total stock-based compensation expense	$36	$201	$107	$299

Stock-based compensation expense recognized in the Condensed Consolidated Statements of Operations is based on awards ultimately expected to vest. Forfeitures are estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.

Valuation Assumptions

Valuation and Amortization Method —The Company estimates the fair value of time-based and performance-based stock options, if any, granted using the Black-Scholes-Merton option-pricing formula. The fair value is then amortized on a straight-line basis over the requisite service periods of the awards, which is generally the vesting period. Time-based and performance-based options, if any, typically have a five-year life from date of grant and vesting periods of three to four years. There were no performance-based options outstanding at June 30, 2013 or December 31, 2012.

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

There were no new grants or awards issued in the three and six months ended June 30, 2013. Assumptions used in the determination of the fair value of share-based payment awards using the Black-Scholes model for stock option grants during the three and six months ended June 30, 2013 and 2012 were as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2013	2012	2013	2012
Expected term	—	3.75	—	3.75
Risk-free interest rate	—	0.72%	—	0.72-0.89%
Volatility	—	215%	—	213-215%
Dividend yield	—	0%	—	0%

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

The Company currently has time-based options outstanding. The time-based options generally vest 25% annually and expire three to five years from the date of grant. The restricted shares were fully vested as of December 31, 2012. Total number of shares reserved and available for grant and issuance pursuant to this Plan is equal to nine percent (9%) of the number of outstanding shares of the Company. Not more than 2,000,000 shares of stock shall be granted in the form of incentive stock options. Shares issued under the Plan will be drawn from authorized and unissued shares or shares now held or subsequently acquired by the Company. Outstanding shares of the Company shall, for purposes of such calculation, include the number of shares of stock into which other securities or instruments issued by the Company are currently convertible (e.g. convertible preferred stock, convertible debentures, or warrants for common stock), but not outstanding options to acquire stock. At June 30, 2013 there were 12,816,606 shares available for grant under the plan (9% of the outstanding shares of 198,214,456 plus outstanding warrants of 300,000 less options outstanding and exercises since inception).

The following table summarizes the Company’s stock option activities for the three and six month periods ended June 30, 2013 and 2012:

	2013
	Shares	Weighted- Average Exercise Price Per Share
Outstanding as of January 1,	5,836,500	$0.45
Granted	—	—
Exercised	—	—
Forfeited	(1,251,000)	0.43
Outstanding as of March 31,	4,585,500	$0.46
Granted	—	—
Exercised	—	—
Forfeited	(1,255,250)	0.57
Outstanding as of June 30,	3,330,250	$0.41

	2012
	Shares	Weighted- Average Exercise Price Per Share
Outstanding as of January 1,	5,171,500	$0.56
Granted	675,000	0.46
Exercised	—	—
Forfeited	(23,000)	1.10
Outstanding as of March 31,	5,823,500	$0.55
Granted	750,000	0.28
Exercised	—	—
Forfeited	(830,000)	0.64
Outstanding as of June 30,	5,743,500	$0.50

The following table summarizes the Company’s restricted stock activities for the three and six month periods ended June 30, 2013 and 2012:

2013 Number of Shares
Restricted stock units outstanding and vested at January 1,	1,325,868
Granted	-
Forfeited	-
Restricted stock units outstanding and vested at March 31,	1,325,868
Granted	-
Forfeited	-
Restricted stock units outstanding and vested at June 30,	1,325,868

2012 Number of Shares
Restricted stock units outstanding and vested at January 1,	925,868
Granted	-
Forfeited	-
Restricted stock units outstanding and vested at March 31,	925,868
Granted	400,000
Forfeited	-
Restricted stock units outstanding and vested at June 30,	1,325,868

12. Line of Credit, Loans Payable and Financing Obligations

Lines of Credit

On December 26, 2011, the Company entered into a Business Loan Agreement with Cathay Bank (“Cathay”) whereby Cathay agreed to extend the Company a line of credit of the lesser of $9.0 million or seventy percent (70%) of the aggregate amount in certain accounts receivable, which was to mature on December 31, 2012. LDK agreed to guaranty the full amount of the loan under a Commercial Guaranty by and between LDK and Cathay dated December 26, 2011. The interest rate under the loan was variable, 1.25% above the prime rate. In conjunction with the Business Loan Agreement, the Company and Cathay entered into a Commercial Security Agreement dated December 26, 2011 (“Cathay Security Agreement”), pursuant to which Cathay was granted a security interest in the collateral, which is certain accounts receivable to the Company. See Note 10— Stockholders’ Equity regarding the warrants associated with the line of credit that were issued in February 2012.

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

Related to the financial concerns of the Company’s parent, LDK, as discussed in Note 2— Going Concern Considerations and Management’s Plan, the Cathay line of credit contains a material adverse change (“MAC”) clause under which the bank can declare amounts immediately due and payable. Due to the subjectivity of the MAC clause, it is not clear whether the events described above would represent a material adverse change. Should the banks declare amounts immediately due and payable under the MAC clause, the Company does not have the ability to make the payments without additional sources of financing or accelerating the collection of outstanding receivables.

In December 2012, the Company amended the Business Loan Agreement (the "Loan Agreement") entered into with Cathay on December 26, 2011. Under the original terms of the Loan Agreement, Cathay agreed to extend the Company a line of credit of the lesser of $9.0 million or 70% the aggregate amount in certain accounts, which was to mature on December 31, 2012. LDK, the majority shareholder of the Company, agreed to guarantee the full amount of the loan under a Commercial Guaranty by and between LDK and Cathay dated December 26, 2011. Under the terms of the amended Loan Agreement, the facility amount was reduced to the then current balance outstanding of $7.0 million, with a variable interest rate of 2.00 percentage points above the prime rate and a 6.00 percentage point floor rate. In addition, the maturity date was extended to June 30, 2013 with principal payments of $0.5 million due each month beginning December 31, 2012. The covenants of the Loan Agreement were amended to include, among other items, the subordination of the net accounts payable due to LDK. In addition, under the Commercial Security Agreement dated December 26, 2011 (the "Security Agreement"), the Company granted Cathay a security interest in the Collateral (as defined in the Security Agreement), which Cathay can close on in the event of a default under the Loan Agreement. In the event that the Company does not make the principal payment, the bank could issue a notice of default and declare the amounts immediately due and payable. If the Company cannot remedy the default, the Company currently does not have the ability to make the payments without additional sources of financing or accelerating the collection of outstanding receivables. The Company has not made a payment since April 2013 and is, therefore, several months in arrears. The loan is currently past due and the Company failed to meet certain bank covenants as of June 30, 2013.

On August 15, 2013, the Company entered into an agreement with Cathay whereby Cathay agreed, subject to certain conditions precedent, to forbear from foreclosing on the security interest securing the Loan Agreement until September 30, 2013. In connection with the forbearance, the Company agrees to pay Cathay the outstanding and unpaid balance of the loan on September 30, 2013. In addition, as of August 15, 2013, the interest rate under the loan equals 11 percent. All proceeds from the sale of projects and any payments received from KDC shall be applied to loan payment.

During 2011 and 2012, SGT entered into various unsecured revolving credit agreements with six Italian financial institutions under which SGT may borrow up to 4.0 million Euros (approximately $5.1 million U.S. Dollars). Amounts borrowed for advances on customer invoices or for performance bonds to customers may be repaid and reborrowed after repayment. The Company is required to pay interest on outstanding borrowings at interest rates ranging from 4.4% to 9.9%, compounded quarterly. Repayment is due for each invoice advance upon repayment by the customer, up to one-hundred twenty days from utilization of each facility. As of June 30, 2013 and December 31, 2012, $4.9 million and $4.4 million, respectively, were outstanding under the revolving credit facilities, classified in the current account lines of credit.

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

On December 30, 2011, SPI New Jersey entered into two facility agreements with CDB. The first Facility Agreement is for a $3.6 million facility and a RMB 72,150,000 ($11.5 million at current exchange rates) facility and relates to EPC Financing for one of the Company’s customers. The second Facility Agreement is for a $15.6 million facility and a RMB 77,850,000 ($12.3 million at current exchange rates) facility and relates to EPC financing for another of the Company’s customers. SPI New Jersey has twelve months to draw upon the facilities. The interest rate is a variable interest rate based on either LIBOR plus a margin, in the case of a loan under a U.S. dollar portion, or the standard RMB interest rate for similar loans, in the case of a loan under a RMB portion. The interest is payable every six months. Under each Facility Agreement, SPI New Jersey is obligated to pay a front-end fee of 1.5% of the total amount of the U.S. dollars portion of a Facility Agreement upon the first drawing under the U.S. dollars portion of that Facility Agreement. Further, SPI New Jersey is obligated to pay a front-end fee of 1.5% of the total amount of the RMB portion of a Facility Agreement upon the first drawing under the RMB portion of that Facility Agreement. Additionally, SPI New Jersey is obligated to pay a fee equal to 0.5% per annum of the available but undrawn funds. The loans under a facility may be prepaid in whole or in part. However, any repaid portion cannot be re-borrowed. The full amount outstanding under a facility is required to be paid in full twenty-four months from the date the facility was first utilized, which was December 2011. The loans outstanding under the facility also become payable on the occurrence of certain events, including a change of control of SPI New Jersey. During the three months ended March 31, 2012, SPI New Jersey repaid the first Facility Agreement of $3.6 million upon completion of the related solar development project. During the three months ended June 30, 2012, the Company drew down the remaining amount of RMB 77,850,000 (or $12.3 million in USD) under the second Facility Agreement. As of June 30, 2013 and December 31, 2012, the outstanding balance under these two credit facilities was $28.6 and $27.9 million, respectively, which was recorded in the current account loans payable and capital lease obligations.

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

13. Commitments and Contingencies

Commitments

Restricted cash —At June 30, 2013 and December 31, 2012, the Company had restricted bank deposits of $0.5 million and $0.4 million, respectively. The restricted bank deposits consist of a reserve pursuant to our guarantees of Solar Tax Partners 1, LLC (“STP”) with the bank providing the debt financing on the Aerojet 1 solar generating facility (see below for additional details related to the Aerojet 1 development project) and reserves pursuant to SGT’s performance bonds and surety guarantees held at various foreign banks.

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

The Company has recorded on its Condensed Consolidated Balance Sheet the guarantees of $0.1 million at June 30, 2013 and December 31, 2012, respectively, which approximates their fair value (refer to Note 14— Fair Value of Financial Instruments). These amounts, less related amortization, are included in accrued liabilities. These guarantees for the Aerojet 1 project are accounted for separately from the financing obligation related to the Aerojet 1 project because they are with different counterparties.

Financing Obligation —The guarantees associated with Aerojet 1 constitute a continuing involvement in the project. While the Company maintains its continuing involvement, it will apply the financing method and, therefore, has recorded and classified the proceeds received of $12.3 million and $12.8 million from the project in long-term liabilities within financing and capital lease obligations, net of current portion, at June 30, 2013 and December 31, 2012, respectively, in the Condensed Consolidated Balance Sheets.

Performance Guaranty —On December 18, 2009, the Company entered into a 10-year energy output guaranty related to the photovoltaic system installed for STP at the Aerojet 1 facility in Rancho Cordova, CA. The guaranty provided for compensation to STP’s system lessee for shortfalls in production related to the design and operation of the system, but excluding shortfalls outside the Company’s control such as government regulation. The Company believes that the probability of shortfalls is unlikely and if they should occur they would be covered under the provisions of its current panel and equipment warranty provisions. For the three and six months ended June 30, 2013 and 2012, there were no charges against the Company’s reserves related to this performance guaranty.

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

The accrual for warranty claims consisted of the following (in thousands):

	2013	2012
Beginning balance - January 1,	$1,537	$1,679
Provision charged to warranty expense	-	136
Less: warranty claims	-	(20)
Ending balance – June 30,	1,537	1,795
Current portion of warranty liability	200	200
Non-current portion of warranty liability	$1,337	$1,595

Capital Lease Commitments — The Company’s subsidiary, SGT, completed construction of two SEFs in fiscal year 2011, which they sold to and leased back from a leasing company in May 2012. The balances of these Italian assets as of December 31, 2012 are under capital leases. Refer to Note 8 —Property, Plant and Equipment for further details on the related asset. The leases expire in 2030. The following is the aggregate minimum future lease payments under capital leases as of June 30, 2013 (in thousands):

2013 (6 months)	$446
2014	664
2015	664
2016	664
2017	664
Thereafter	8,140
Total minimum lease payments	11,242
Less amounts representing interest	(5,287)
Present value of minimum payments	5,955
Less current portion	(666)
Present value of minimum payments - noncurrent	$5,289

 Contingencies

Motech Industries, Inc. (“Motech”) filed a complaint against the Company on November 21, 2011, in the Superior Court of California, County of Sacramento, alleging that the Company breached a November 29, 2010 settlement agreement by failing to make payments set forth therein for products supplied to the Company by Motech. Motech has alleged causes of action for breach of contract and breach of the covenant of good faith and fair dealing seeking to recover a total of $339,544.15 in damages from the Company plus its attorneys’ fees and costs. The Company filed its answer on December 22, 2011 generally denying all of the allegations in Motech’s complaint. Specifically, the Company contended that it had paid Motech in full for all monies owed under the settlement agreement. On January 25, 2013, the Court denied Motech’s motion for summary judgment. During the quarter ended June 30, 2013, the parties settled the dispute and the Company paid a settlement amount to Motech in the amount of $150,000 to resolve the matter in exchange for a mutual release of all claims.

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

The carrying amounts of cash and cash equivalents approximate their fair values at each balance sheet date and are categorized as Level 1 in the fair value hierarchy. The carrying amount of the notes receivable, current approximates its fair value at the balance sheet date due to its stated rate of interest rate and is categorized as Level 3 in the fair value hierarchy. The fair value of the notes receivable, non-current is $34,590,500 at the balance sheet date which was calculated using a discounted cash flow model and utilized an 11% discount rate. The notes receivable, non-current is categorized as Level 3 in the fair value hierarchy. The carrying amount of long-term debt approximates its fair values at each balance sheet date due to its variable market rates of interest that change with current Prime or LIBOR rate and no change in counterparty credit risk and, as such, is categorized as Level 2 in the fair value hierarchy. The Company used multiple techniques, including an income approach applying discounted cash flows approach, to measure the fair value using Level 3 inputs; the results of each technique have been reasonably weighted based upon management’s judgment applying qualitative considerations to determine the fair value at the measurement date.

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

The Company's effective income tax rate for the three months ended June 30, 2013 and 2012 was -1.5% and 33.1%, respectively. The Company's effective income tax rate for the six months ended June 30, 2013 and 2012 was -1.1% and 27.6%, respectively. For the three months ended June 30, 2013 and 2012, the Company recorded a provision for income taxes of $0.1 million and a benefit from income taxes of $1.0 million respectively. For the six months ended June 30, 2013 and 2012, the Company recorded a provision for income taxes of $0.1 million and a benefit from income taxes of $1.2 million, respectively. The provision for the three and six months ended June 30, 2013 represented income tax charges on intercompany transactions that are now recognized upon the sale of foreign subsidiary's asset to a third party during the second quarter and minimum taxes because of the Company’s full valuation allowance against the deferred tax assets. In 2012, the rate was driven by the Company's forecasted annual results in certain jurisdictions that had been profitable and/or were expected to be profitable.

The Company and its subsidiaries did not have any unrecognized tax benefits or liabilities as of June 30, 2013 and December 31, 2012. The Company does not anticipate that its unrecognized tax benefits or liability position will change significantly over the next twelve months.

16. Net Loss Per Share

Basic loss per share is computed by dividing income attributable to common shareholders by the weighted-average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution of securities by adding other common stock equivalents, including common stock options, warrants, and restricted common stock, in the weighted average number of common shares outstanding for a period, if dilutive. Potentially dilutive securities are excluded from the computation if their effect is anti-dilutive. For the three months ended June 30, 2013 and 2012, 4.9 million and 7.7 million potentially dilutive securities, respectively, were excluded from the computation of diluted loss per share because their effect on net loss per share was anti-dilutive. For the six months ended June 30, 2013 and 2012, 4.9 million and 7.6 million potentially dilutive securities, respectively, were excluded from the computation of diluted loss per share because their effect on net loss per share was anti-dilutive. As a result of the net loss for each of the three months and six months ended June 30, 2013 and 2012 there is no dilutive impact to the net loss per share calculation for the periods.

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

During the three months ended June 30, 2013 and 2012, the Company recorded net sales to LDK and North Palm Springs Investments, LLC (“NPSLLC”) of zero and $2.6 million with a cost of goods sold of zero and $2.5 million, primarily consisting of solar development costs. During the six months ended June 30, 2013 and 2012, the Company recorded net sales to LDK and NPSLLC of zero and $16.2 million with a cost of goods sold of zero and $15.5 million, primarily consisting of solar development costs. As of June 30, 2013 and December 31, 2012, accounts receivable from LDK was $11.4 million and $11.9 million, primarily related to the receivables from solar development projects with and inventory sale to LDK.

As of June 30, 2013 and December 31, 2012, the Company had accounts payable to LDK of $47.6 million and $51.8 million, respectively, primarily related to purchases of solar panels for solar development projects. See Note 2 —Going Concern Considerations and Management’s Plan for further discussion related to the accounts payables with LDK.

In the second quarter of 2013, LDK forgave $2.6 million in indebtedness to provide an injection of capital to SGT to keep their shareholder capital from going negative and triggering liquidity accounting under Italian statutory law. SGT is currently taking additional steps to keep a positive shareholder capital.

18. Subsequent Events

On August 15, 2013, the Company entered into an agreement with Cathay whereby Cathay agreed, subject to certain conditions precedent, to forbear from foreclosing on the security interest securing the Loan Agreement until September 30, 2013. In connection with the forbearance, the Company agrees to pay Cathay the outstanding and unpaid balance of the loan on September 30, 2013. In addition, as of August 15, 2013, the interest rate under the loan equals 11 percent. All proceeds from the sale of projects and any payments received from KDC shall be applied to loan payment.

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

The following discussion is presented on a consolidated basis, and analyzes our financial condition and results of operations for the three and six months ended June 30, 2013 and 2012. Unless the context indicates or suggests otherwise, reference to “we”, “our”, “us” and the “Company” in this section refers to the consolidated operations of Solar Power, Inc. and its subsidiaries, as defined in Note 1 —Description of Business and Basis of Presentation to the Condensed Consolidated Financial Statements.

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

On March 31, 2011, LDK obtained a controlling interest in Solar Power, Inc. by making a significant investment in our business that provided working capital and broader relationships that allowed us to more aggressively pursue commercial and utility projects globally in 2011. At June 30, 2013 and December 31, 2012, LDK owns approximately 71% of the Company’s outstanding Common Stock. The transaction complemented LDK’s vertical integration, effectively providing us with strategic capital by making us its downstream SEF development platform and a member of the global LDK family. With LDK’s investment in Solar Power, Inc., we expanded and engaged in business development activities that grew our global pipeline while accelerating our construction of multiple projects simultaneously. LDK’s modules have been used in the majority of the systems we produce; however, we maintain relationships with other module manufacturers when circumstances call for an alternative to LDK’s line of modules. See Note 2— Going Concern Considerations and Management’s Plan of the Notes of the Condensed Consolidated Financial Statements for further discussion related to the accounts payables with LDK.

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

Critical Accounting Policies and Estimates

The preparation of financial statements in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of net revenue and expenses in the reporting period. We regularly evaluate our estimates and assumptions related to revenue recognition, allowances for doubtful accounts, assets held for sale, warranty reserves, inventory reserves, stock-based compensation expense, goodwill, definite-lived intangible asset and long-lived asset valuations, accounting for income taxes and deferred income tax asset valuation allowances, and other loss contingencies. We base our estimates and assumptions on current facts, historical experience and various other factors that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the recording of revenue, costs and expenses that are not readily apparent from other sources. The actual results experienced by us may differ materially and adversely from our estimates. To the extent there are material differences between our estimates and the actual results, our future results of operations will be affected. For a description of our critical accounting policies and estimates, please refer to the “Critical Accounting Policies and Estimates” section of our Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in our Annual Report on Form 10-K for the year ended December 31, 2012. There have been no material changes in any of our critical accounting policies and estimates during the six months ended June 30, 2013.

Results of Operations

Three and six months ended June 30, 2013, as compared to three and six months ended June 30, 2012

Net sales

Net sales were $4.2 million and $24.4 million for the three months ended June 30, 2013 and 2012, respectively, a decrease of $20.2 million, or 82.8%. Net sales were $6.0 million and $50.7 million for the six months ended June 30, 2013 and 2012, respectively, a decrease of $44.8 million, or 88.2%. Included in net sales for the six months ended June 30, 2012 were related party sales to LDK and North Palm Springs Investments, LLC (“NPSLLC”), a wholly owned subsidiary of LDK Solar USA, Inc., of $16.2 million, primarily consisting of solar development project costs. The decrease in net sales for the three months ended June 30, 2013 over the comparative period was primarily due to a decline in utility-scale solar projects in Italy and in the U.S. as well as a decrease in the volume of sales of solar panel and a decrease in the average selling prices. We expect that net sales will increase in the near term as a result of construction ramp-up on a large scale utility project in New Jersey along with a second project that is beginning construction. Absent third party debt financing for project construction, future development will be dependent on positive internal cash flow.

Cost of goods sold

Cost of goods sold was $3.3 million (78.1% of net sales) and $20.9 million (85.6% of net sales) for the three months ended June 30, 2013 and 2012, respectively, a decrease of $17.6 million, or 84.3%. Cost of goods sold was $4.6 million (76.5% of net sales) and $44.3 million (87.2% of net sales) for the six months ended June 30, 2013 and 2012, respectively, a decrease of $39.7 million, or 89.7%. Cost of goods sold for the three months ended June 30, 2013 and 2012 includes related party costs of goods sold to LDK and NPSLLC of zero and $2.5 million, respectively and a provision for losses on contracts of $0.1 million due to costs incurred on the Greek project portfolio that exceeded the discounted present value of the contract for the three months ended June 30, 2013. Cost of goods sold for the six months ended June 30, 2013 and 2012 includes related party costs of goods sold to LDK and NPSLLC of zero and $15.5 million, respectively. Cost of goods sold as a percentage of sales for the three and six months ended June 30, 2013 as compared to the comparative period was lower due to lower cost on operational, high profit projects. We expect that cost of goods sold, as a percentage of sales, will increase due to higher cost of goods sold on new construction in process.

  Gross margins were 21.9% and 14.4% for the three months ended June 30, 2013 and 2012, respectively. Gross margins were 23.5% and 12.8% for the six months ended June 30, 2013 and 2012, respectively. Gross margins attributable to non-related parties were 21.9 and 15.5% for three months ended June 30, 2013 and 2012, respectively. Gross margins attributable to non-related parties were 23.5% and 16.7% for six months ended June 30, 2013 and 2012, respectively. The increase in gross margin from non-related parties for the three months ended June 30, 2013 over that of the comparative period was due to EPC arrangements with higher negotiated margins constructed in 2013. The increase in gross margin from non-related parties for the six months ended June 30, 2013 over that of the comparative period was due to lower cost on operational, high profit projects. There were no related party sales or cost of sales for the three months ended June 30, 2013. The sales and cost of sales to related parties for the three months ended June 30, 2012 reduced the overall gross margin percentage for the three months ended June 30, 2012 compared to the gross margin percentage for the three months ended June 30, 2013.

 General and administrative expenses

General and administrative expenses were $6.7 million (159.3% of net sales) and $2.7 million (10.9% of net sales) for the three months ended June 30, 2013 and 2012, respectively, an increase of $4.0 million, or 151.4%. General and administrative expenses were $9.0 million (150.1% of net sales) and $5.4 million (10.6% of net sales) for the six months ended June 30, 2013 and 2012, respectively, an increase of $3.6 million, or 65.9%. The increase in general and administrative expenses for the three months ended June 30, 2013 over the comparative period was primarily due to an increase in $3.7 million in bad debt expense offset by $0.6 million gain on sale of fixed assets and decreases in personnel-related costs of $0.1 million and rent expense of $0.2 million. The increase in general and administrative expenses for the six months ended June 30, 2013 over the comparative period was primarily due to an increase in $3.7 million in bad debt expense offset by $0.6 million gain on sale of fixed assets and decreases in personnel-related costs of $0.1 million and rent expense of $0.2 million. Excluding the bad debt write-off taken in the second quarter of 2013, we expect that general and administrative expenses, specifically personnel-related costs and professional services for the Company, will continue to scale downward from the current period due to our on-going cost reduction actions.

Sales, marketing and customer service expenses

Sales, marketing and customer service expenses were $0.4 million (10.5% of net sales) and $2.2 million (8.8% of net sales) for the three months ended June 30, 2013 and 2012, respectively, a decrease of $1.7 million, or 79.6%. Sales, marketing and customer service expenses were $1.2 million (19.7% of net sales) and $3.0 million (5.9% of net sales) for the six months ended June 30, 2013 and 2012, respectively, a decrease of $1.8 million, or 60.8%. The decrease in sales, marketing and customer service expense for the three and six months ended June 30, 2013 over the comparative periods was primarily due to cost reduction efforts implemented at the end of 2012, including reductions in headcount and consulting services. We expect that sales, marketing and customer service expenses will continue to trend downward in the near term on reduced sales commissions and related expenses.

Engineering, design and product management expenses

Engineering, design and product management expenses were $0.3 million (7.4% of net sales) and $0.8 million (3.3% of net sales) for the three months ended June 30, 3013 and 2012, respectively, a decrease of $0.5 million, or 61.5%. Engineering, design and product management expenses were $0.8 million (12.7% of net sales) and $1.4 million (2.7% of net sales) for the six months ended June 30, 3013 and 2012, respectively, a decrease of $0.6 million, or 45.2%. The decrease in engineering, design and product management costs for the three and six months ended June 30, 2013 over the comparative period was primarily due to decreases in personnel-related costs related to the cost reductions implemented at the end of 2012. We expect these expenses to continue downward due to cost reduction measures of our Italian subsidiary’s design and engineering services.

Interest expense

Interest expense was $1.0 million and $0.9 million, respectively, for the three months ended June 30, 2013 and 2012. Interest expense was $2.0 million and $1.8 million, respectively, for the six months ended June 30, 2013 and 2012. The increase in interest expense of $0.1 million, or 11.1%, for the three months ended June 30, 2013 over the comparative period was due to increases in the average principal balance of borrowings to fund SEF project construction and operations. The increase in interest expense of $0.2 million, or 10.4%, for the six months ended June 30, 2013 over the comparative period was due to increases in the average principal balance of borrowings to fund SEF project construction and operations. We expect that interest expense will continue to fluctuate in future periods depending on the utilization of debt financing in our operations.

Interest income

Interest income was $0.9 million and $0.6 million for the three months ended June 30, 2013 and 2012, respectively. Interest income was $1.4 million and $1.3 million for the six months ended June 30, 2013 and 2012, respectively. The increase in interest income of approximately $0.3 million and $0.1 million over the three and six months ended June 30, 2012, respectively was because of the continued shift of accounts receivable to notes receivable where we are receiving more interest income. We expect that we will continue to earn interest income at similar levels in the future until the notes are repaid by the customers. The notes for each customer were due in 2013 and 2014, respectively.

Other income, net

Other income, net was a net expense $0.1 million and $0.1 million for the three months ended June 30, 2013 and 2012, respectively. Other income, net was net income of $0.2 million and $0.1 million for the six months ended June 30, 2013 and 2012, respectively. Other income, net for the three month period was unchanged over the comparative period. Other income, net for the six month period increased by $0.1 million over the comparative period due to changes in currency gains and losses. We expect that we will continue to be exposed to fluctuations in currency gains and losses in the future.

Provision for (benefit from) income taxes

The Company's effective income tax rate for the three months ended June 30, 2013 and 2012 was -1.5% and 33.1%, respectively. The Company's effective income tax rate for the six months ended June 30, 2013 and 2012 was -1.1% and 27.6%, respectively. For the three months ended June 30, 2013 and 2012, the Company recorded a provision for income taxes of $0.1 million and a benefit from income taxes of $1.0 million respectively. For the six months ended June 30, 2013 and 2012, the Company recorded a provision for income taxes of $0.1 million and a benefit from income taxes of $1.2 million, respectively. The provision for the three and six months ended June 30, 2013 represented income tax charges on intercompany transactions that are now recognized upon the sale of foreign subsidiary's asset to a third party during the second quarter and minimum taxes because of the Company’s full valuation allowance against the deferred tax assets. In 2012, the rate was driven by the Company's forecasted annual results in certain jurisdictions that had been profitable and/or were expected to be profitable.

Liquidity and Capital Resources

A summary of the sources and uses of cash and cash equivalents is as follows (in thousands):

	For the Six Months Ended June 30,
	2013	2012
Net cash from operating activities	$3,722	$(11,051)
Net cash from investing activities	(18,434)	(4,223)
Net cash from financing activities	(3,316)	14,684
Effect of exchange rate changes on cash	377	(543)
Net decrease in cash and cash equivalents	$(17,651)	$(1,133)

As of June 30, 2013 and December 31, 2012, we had $0.2 million and $17.8 million in cash and cash equivalents, respectively. The substantial decrease in cash from-end year was related to funding the construction of a large utility-scale project in New Jersey. We expect that anticipated collections of trade accounts receivables will sustain us at least through the third quarter of 2013. Due to delays in solar development projects, collections of related accounts receivable have also been delayed. As a result, a significant amount of accounts receivable are currently contractually past due but are deemed to be collectible.

Net cash from operating activities of $3.7 million for the six months ended June 30, 2013 included a net loss of $10.0 million offset in part by non-cash items included in net loss, consisting of bad debt expense of $4.1 million depreciation and amortization of $0.6 million related to property and equipment, amortization of intangible assets of $0.3 million, stock-based compensation expense of $0.1 million, offset by operating income from the solar system subject to financing obligation of $0.6 million. Also contributing to cash from operating activities were decreases in accounts receivable of $2.9 million, decreases in costs and estimated earnings in excess of billing on uncompleted contracts of $12.9 million, decreases in billings in excess of costs and estimated earnings on uncompleted contracts of $4.2 million, decreases of accounts payable of $3.7 million, decreases in related party accounts payable of $1.7, increases in accrued liabilities of $1.6 million, decreases in construction in progress of $1.2 million and decreases in inventories of $0.2 million.

Net cash from investing activities of $18.4 million for the six months ended June 30, 2013 resulting from cash loaned to customers in exchange for a promissory note of $21.9 million and payments for the acquisition of property, plant and equipment of $0.2 million, and proceeds from repayment on notes receivable of $3.6 million.

           Net cash from financing activities was $3.3 million for the six months ended June 30, 2013 and resulted primarily from proceeds from lines of credit and construction loans of $2.6 million, offset by principal payments on loans and lease obligations of $5.8 million and an increase in restricted cash of $0.1 million.

Capital Resources and Material Known Facts on Liquidity

As of June 30, 2013, we had $0.2 million in cash and cash equivalents, $0.5 million of restricted cash held in our name in interest bearing accounts, $80.8 million in accounts and notes receivable of which $11.7 million is due from our parent, LDK, and $18.5 million in costs and estimated earnings in excess of billings on uncompleted contracts and $14.8 million in construction in progress, none of which is related to construction projects between the Company and our parent, LDK.

On April 27, 2012, we made a secured loan of $1.0 million to Solar Hub Utilities, LLC (“Solar Hub”), to be used for pre-development costs, and recorded the amount in notes receivable, noncurrent. On June 8, 2012, we agreed to advance Solar Hub up to $9.0 million under a new $9.0 million secured promissory note, which refinanced the original $1.0 million advance and had a 6 percent annual interest rate. In March 2013, in accordance with the Amended and Restated Secured Promissory Note, the interest rate was changed to 10% and the maturity date was extended to July 1, 2014 from December 31, 2013. This note receivable is secured by the project assets. As of June 30, 2013 and December 31, 2012, the balance of the note receivable from Solar Hub was $8.4 million and $7.1 million, respectively. The amount is recorded in the account notes receivable, a current account, as of December 31, 2012 and notes receivable, a noncurrent account as of June 30, 2013.

On December 30, 2011, we secured construction finance facilities totaling $42.8 million from China Development Bank (“CDB”) to fund the construction of two solar energy facility (“SEF”) projects under EPC agreements with KDC Solar LLC. As of June 30, 2013 and December 31, 2012, the Company’s outstanding balance on the credit facility with CDB was $28.6 million and $27.9 million, respectively. As a result of the solar projects in development under the various EPC agreements, we had notes receivable of $37.6 million from KDC as of June 30, 2013.

We incurred a net loss of $10.0 million during the six months ended June 30, 2013 and had an accumulated deficit of $33.8 million as of June 30, 2013. Working capital levels have decreased significantly from positive $61.1 million at December 31, 2011 to negative $29.8 million at June 30, 2013. Our parent company, LDK, who owns approximately 71% of our outstanding Common Stock, has disclosed publicly that it had a net loss and negative cash flows from operations for the year ended December 31, 2012 and has a working capital deficit and was not in compliance with certain financial covenants on its indebtedness at December 31, 2012.  These factors raise substantial doubt as to our ability to continue as a going concern. While our management believes that we have a plan to satisfy liquidity requirements through September 30, 2013, there is no assurance that our plan will be successfully implemented. We are experiencing the following risks and uncertainties in the business:

•

China Development Bank (“CDB”) has provided financing for construction and project financing on certain development projects in the past. They have also executed non-binding term sheets for other projects, but there is no assurance that the projects in process will be funded. CDB has been financing the Company’s projects primarily as a result of the fact that the Company’s majority shareholder is LDK and CDB has a long term relationship with LDK. Due to LDK’s financial difficulties, certain financing of the Company’s projects have been delayed. If CDB will no longer provide financing for the projects, the Company will need to seek construction financing from other sources which could be very difficult given the Company’s financial condition and LDK’s majority ownership of the Company. The company has substantially completed projects in Greece with a customer that is requesting debt term financing from CDB. If CDB does not provide the term financing, then the Company will collect its outstanding receivables from the operation’s cash proceeds over an extended period of time of up to six years. The company has also completed an additional commercial scale project in New Jersey with KDC Solar, which is currently waiting debt term financing from CDB. If CDB does not provide the term financing, then the Company will collect its outstanding notes receivables from the operation’s cash proceeds over an extended period of time of up to fifteen years or seek alternative bank debt term financing options which may affect its ability to repay the CDB construction finance facilities of December 31, 2011.

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

•

In December 2012, the Company amended the Business Loan Agreement (the "Loan Agreement") entered into with Cathay Bank ("Cathay") on December 26, 2011. Under the original terms of the Loan Agreement, Cathay agreed to extend the Company a line of credit of the lesser of $9.0 million or 70% the aggregate amount in certain accounts, which was to mature on December 31, 2012. LDK, the majority shareholder of the Company, agreed to guarantee the full amount of the loan under a Commercial Guaranty by and between LDK and Cathay dated December 26, 2011. Under the terms of the amended Loan Agreement, the facility amount was reduced to the then current balance outstanding of $7.0 million, with a variable interest rate of 2.00 percentage points above the prime rate and a 6.00 percentage point floor rate. In addition, the maturity date was extended to June 30, 2013 with principal payments of $0.5 million due each month beginning December 31, 2012. The covenants of the Loan Agreement were amended to include, among other items, the subordination of the net accounts payable due to LDK. In addition, under the Commercial Security Agreement dated December 26, 2011 (the "Security Agreement"), the Company granted Cathay a security interest in the Collateral (as defined in the Security Agreement), which Cathay can close on in the event of a default under the Loan Agreement. In the event that the Company does not make the principal payment, the bank could issue a notice of default and declare the amounts immediately due and payable. If the Company cannot remedy the default, the Company currently does not have the ability to make the payments without additional sources of financing or accelerating the collection of outstanding receivables. The Company has not made a payment since April 2013 and is, therefore, several months in arrears. The loan is currently past due and the Company failed certain bank covenants as of June 30, 2013. On August 15, 2013, the Company entered into an agreement with Cathay whereby Cathay agreed, subject to certain conditions precedent, to forbear from foreclosing on the security interest securing the Loan Agreement until September 30, 2013. In connection with the forbearance, the Company agrees to pay Cathay the outstanding and unpaid balance of the loan on September 30, 2013. In addition, as of August 15, 2013, the interest rate under the loan equals 11 percent. All proceeds from the sale of projects and any payments received from KDC shall be applied to loan payment.

•

The Company’s existing CDB loans and Cathay line of credit contain material adverse change (“MAC”) clauses under which the banks can declare amounts immediately due and payable. Due to the subjectivity of the MAC clauses, it is not clear whether the events described above would represent a material adverse change. Should the banks declare amounts immediately due and payable under the MAC clauses, the Company does not have the ability to make the payments without additional sources of financing or accelerating the collection of its outstanding receivables.

•

As of June 30, 2013, the Company had accounts payable to LDK of $47.6 million comprised of $41.5 million due to LDK primarily related to U.S. and Greek project solar panel purchases and $6.1 million due to LDK for solar panels purchased for various Italian solar development projects. Of the $47.6 million due to LDK noted above, the entire amount is currently contractually past due and payable to LDK. Payment for the solar development project related panels was contractually due to LDK within four months of their purchases; however the payment terms with the customer were negotiated to be collected within nine to twelve months from sale. Although this portion of the payable to LDK is currently contractually past due, LDK has not demanded payment. Although there are no formal agreements, LDK has verbally indicated that it will not demand payment until the receivable from the customer has been collected. Should LDK change its position and demand payment for the past due amount prior to collection of the related receivable from the customer, the Company currently does not have the ability to make the payment currently due without additional sources of financing or accelerating the collection of our outstanding receivables.

•

With LDK as a majority shareholder, the significant risks and uncertainties noted at LDK could have a significant negative impact on the financial viability of Solar Power, Inc. as well as indicate an inability for LDK to support the Company’s business.

•

A Customer has informed us that they plan to return $2.9 million in solar panels purchased in 2011. The Customer alleges that the panels are defective, but the Company believes that the Customer is just trying to return product from a cancelled project. While the Company has set-up a bad debt reserve of $2.9 million dollars as a result it will vigorously pursue collection of the outstanding debt obligation and filed a complaint on July 26, 2013 to obtain full payment.

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

Recent Accounting Pronouncements

See Note 4— Recently Adopted and Issued Accounting Pronouncements, to our unaudited financial statements in Part I, Item 1 of this Quarterly Report for a description of recent accounting pronouncements, including the expected dates of adoption and estimated effects, if any, on our Condensed Consolidated Financial Statements.

 Item 3.

Qualitative and Quantitative Disclosures About Market Risk.

Pursuant to Item 305(e) of Regulation S-K the Company, as a smaller reporting company, is not required to provide the information required by this item.

 Item 4.

Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation and under the supervision of our principal executive officer and our principal financial officer, reviewed and evaluated the effectiveness of the design and operation of our disclosure controls and procedures, as of June 30, 2013 for the interim period covered by this report, as required by Securities Exchange Act Rule 13a-15, and concluded that our disclosure controls and procedures are not effective to ensure that information required to be disclosed in our reports filed with the Securities and Exchange Commission pursuant to the Securities Exchange Act of 1934 is accumulated and communicated to management timely, including our principal executive officer and principal financial officer. Based on such an evaluation, the Chief Executive Officer and the Chief Financial Officer concluded the Company’s disclosure controls and procedures were not effective as of the end of such period. In making this conclusion, the Company considered, among other factors, the previously identified material weaknesses as described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012 related to the application of generally accepted accounting principles to material complex and non-routine transactions.

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

PART II

OTHER INFORMATION

 Item 1. Legal Proceedings

Except as set forth below, as of June 30, 2013 we were not a party to any pending legal proceeding. We are not aware of any pending legal proceeding to which any of our officers, directors, or any beneficial holders of 5% or more of our voting securities are a party that may have a material adverse effect to the Company’s business and consolidated financial position, results of operations or cash flows.

Motech Industries, Inc. v. Solar Power, Inc.

Motech Industries, Inc. (“Motech”) filed a complaint against the Company on November 21, 2011, in the Superior Court of California, County of Sacramento, alleging that the Company breached a November 29, 2010 settlement agreement by failing to make payments set forth therein for products supplied to the Company by Motech. Motech has alleged causes of action for breach of contract and breach of the covenant of good faith and fair dealing seeking to recover a total of $339,544.15 in damages from the Company plus its attorneys’ fees and costs. The Company filed its answer on December 22, 2011 generally denying all of the allegations in Motech’s complaint. Specifically, the Company contends that it has paid Motech in full for all monies owed under the settlement agreement. On January 25, 2013, the Court denied Motech’s motion for summary judgment. During the quarter ended June 30, 2013, the parties settled the dispute and the Company paid a settlement amount to Motech in the amount of $150,000to resolve the matter in exchange for a mutual release of all claims.

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

   As shown in the accompanying Condensed Consolidated Financial Statements, we incurred a net loss of $6.8 million during the three months ended June 30, 2013 and had an accumulated deficit of $33.8 million as of June 30, 2013. Working capital levels have decreased significantly from positive $61.1 million at December 31, 2011 to negative $29.8 million at June 30, 2013. Our parent company, LDK Solar Co., Ltd. (“LDK”), who owns approximately 71% of our outstanding Common Stock, has disclosed publicly that it had a net loss and negative cash flows from operations for the year ended December 31, 2012 and has a working capital deficit and was not in compliance with certain financial covenants on its indebtedness at December 31, 2012. These factors raise substantial doubt as to our ability to continue as a going concern. While our management believes that it has a plan to satisfy liquidity requirements through September 30, 2013, there is no assurance that our plan will be successfully implemented. We are experiencing the following risks and uncertainties in the business:

●

China Development Bank (“CDB”) has provided financing for construction and project financing on certain development projects in the past. They have also executed non-binding term sheets for other projects, but there is no assurance that the projects in process will be funded. CDB has been financing the Company’s projects primarily as a result of the fact that the Company’s majority shareholder is LDK and CDB has a long term relationship with LDK. Due to LDK’s financial difficulties, certain financing of the Company’s projects have been delayed. If CDB will no longer provide financing for the projects, the Company will need to seek construction financing from other sources which could be very difficult given the Company’s financial condition and LDK’s majority ownership of the Company. The company has substantially completed projects in Greece with a customer that is requesting debt term financing from CDB. If CDB does not provide the term financing, then the Company will collect its outstanding receivables from the operation’s cash proceeds over an extended period of time of up to six years. The company has also completed an additional commercial scale project in New Jersey with KDC Solar, which is currently waiting debt term financing from CDB. If CDB does not provide the term financing, then the Company will collect its outstanding notes receivables from the operation’s cash proceeds over an extended period of time of up to fifteen years or seek alternative bank debt term financing options which may affect its ability to repay the CDB construction finance facilities of December 31, 2011.

●

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

●

In December 2012, the Company amended the Business Loan Agreement (the "Loan Agreement") entered into with Cathay Bank ("Cathay") on December 26, 2011. Under the original terms of the Loan Agreement, Cathay agreed to extend the Company a line of credit of the lesser of $9.0 million or 70% the aggregate amount in certain accounts, which was to mature on December 31, 2012. LDK, the majority shareholder of the Company, agreed to guarantee the full amount of the loan under a Commercial Guaranty by and between LDK and Cathay dated December 26, 2011. Under the terms of the amended Loan Agreement, the facility amount was reduced to the then current balance outstanding of $7.0 million, with a variable interest rate of 2.00 percentage points above the prime rate and a 6.00 percentage point floor rate. In addition, the maturity date was extended to June 30, 2013 with principal payments of $0.5 million due each month beginning December 31, 2012. The covenants of the Loan Agreement were amended to include, among other items, the subordination of the net accounts payable due to LDK. In addition, under the Commercial Security Agreement dated December 26, 2011 (the "Security Agreement"), the Company granted Cathay a security interest in the Collateral (as defined in the Security Agreement), which Cathay can close on in the event of a default under the Loan Agreement. In the event that the Company does not make the principal payment, the bank could issue a notice of default and declare the amounts immediately due and payable. If the Company cannot remedy the default, the Company currently does not have the ability to make the payments without additional sources of financing or accelerating the collection of outstanding receivables. The Company has not made a payment since April 2013 and is, therefore, several months in arrears. The loan is currently past due and the Company failed certain bank covenants as of June 30, 2013. On August 15, 2013, the Company entered into an agreement with Cathay whereby Cathay agreed, subject to certain conditions precedent, to forbear from foreclosing on the security interest securing the Loan Agreement until September 30, 2013. In connection with the forbearance, the Company agrees to pay Cathay the outstanding and unpaid balance of the loan on September 30, 2013. In addition, as of August 15, 2013, the interest rate under the loan equals 11 percent. All proceeds from the sale of projects and any payments received from KDC shall be applied to loan payment.

●

Our existing CDB loans and Cathay line of credit contain material adverse change (“MAC”) clauses under which the banks can declare amounts immediately due and payable. Due to the subjectivity of the MAC clauses, it is not clear whether the events described above would represent a material adverse change. Should the banks declare amounts immediately due and payable under the MAC clauses, we do not have the ability to make the payments without additional sources of financing or accelerating the collection of our outstanding receivables.

●

As of June 30, 2013, the Company had accounts payable to LDK of $47.6 million comprised of $41.5 million due to LDK primarily related to U.S. and Greek project solar panel purchases and $6.1 million due to LDK for solar panels purchased for various Italian solar development projects. Of the $47.6 million due to LDK noted above, the entire amount is currently contractually past due and payable to LDK. Payment for the solar development project related panels was contractually due to LDK within four months of their purchases; however the payment terms with the customer were negotiated to be collected within nine to twelve months from sale. Although this portion of the payable to LDK is currently contractually past due, LDK has not demanded payment. Although there are no formal agreements, LDK has verbally indicated that it will not demand payment until the receivable from the customer has been collected. Should LDK change its position and demand payment for the past due amount prior to collection of the related receivable from the customer, the Company currently does not have the ability to make the payment currently due without additional sources of financing or accelerating the collection of our outstanding receivables.

●

With LDK as a majority shareholder, the significant risks and uncertainties noted at LDK could have a significant negative impact on the financial viability of Solar Power, Inc. as well as indicate an inability for LDK to support the Company’s business.

The significant risks and uncertainties described above could have a significant negative impact on our financial viability and raise substantial doubt about our ability to continue as a going concern. Management has made changes to our business model to increase working capital by managing cash flow, securing project financing before commencing further project development, and requesting that our customers make cash payments for solar panels for projects under development. If the noted banks should call the debt or LDK demand payment of amounts owed by us prior to collection of the related receivables, management plans to obtain additional debt or equity financing. There is no assurance that management’s plans to accelerate the collection of outstanding receivables or to obtain additional debt or equity financing will be successfully implemented, or implemented on terms favorable to us. As of June 30, 2013 and December 31, 2012, we had $0.2 million and $17.8 million, respectively, in cash and cash equivalents. We expect that anticipated collections of trade accounts receivable will sustain us at least through the third quarter of 2013. The Condensed Consolidated Financial Statements do not include any adjustments related to the recoverability and classification of recorded assets or the amounts and classification of liabilities or any other adjustments that might result from the outcome of this uncertainty.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Resignation of Dennis Wu as Director

On August 11, 2013, Mr. Dennis Wu resigned from the board of directors of Solar Power, Inc. (the “Company”) effective immediately. To the knowledge of the Company, there were no disagreements with the Company on any matter relating to the Company’s operations, policies or practices. There are no severance terms, deferred compensation or other financial arrangements between Mr. Wu and the Company.

Resignation of Francis W. Chen as Director

On August 13, 2013, Mr. Francis W. Chen resigned from the board of directors of the Company effective immediately. To the knowledge of the Company, there were no disagreements with the Company on any matter relating to the Company’s operations, policies or practices. There are no severance terms, deferred compensation or other financial arrangements between Mr. Chen and the Company.

Item 6. Exhibits

3.1	Amended and Restated Articles of Incorporation (1)

3.2	Amendment of Amended and Restated Articles of Solar Power, Inc. (2)

3.3	Bylaws (3)

10.1	Office Building Lease with BEP Roseville Investors, LLC, doing business as Ellis Partners, LLC, executed April 25, 2013 (4)

31.1	Certification of the Principal Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.

31.2	Certification of the Principal Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.

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

(1)	Incorporated by reference to Form 8-K filed with the SEC on February 20, 2007.
(2)	Incorporated by reference to Form 8-K filed with the SEC on June 23, 2011.
(3)	Incorporated by reference to Form 8-K filed with the SEC on February 20, 2007.
(4)	Incorporated by reference to Form 8-K filed with the SEC on May 1, 2013.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report on Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized.

SOLAR POWER, INC.

Date: August 16, 2013	/s/ James R. Pekarsky
James R. Pekarsky,
Chief Financial Officer (Principal Accounting Officer and Principal Financial Officer)