Form 10-Q
period 2013-09-30
Solar Power, Inc.
filed 2013-11-19
CIK 1210618

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒	Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2013

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

The number of outstanding shares of the registrant’s common stock as of November 19, 2013 was 198,214,456.

Table of Contents

PART I

FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

 SOLAR POWER, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except for share data)

(unaudited)

	September 30, 2013	December 31, 2012
ASSETS
Current assets:
Cash and cash equivalents	$904	$17,823
Accounts receivable, net of allowance for doubtful accounts of $4,746 and $393, respectively	16,646	43,807
Accounts receivable, related party	8,039	11,858
Notes receivable	15,165	14,120
Costs and estimated earnings in excess of billings on uncompleted contracts	22,420	31,423
Construction in progress	-	16,078
Inventories, net	1,239	1,618
Prepaid expenses and other current assets	5,766	4,267
Restricted cash	-	20
Total current assets	70,179	141,014
Intangible assets	1,275	1,703
Restricted cash	400	400
Accounts receivable, noncurrent	12,816	-
Notes receivable, noncurrent	29,347	-
Property, plant and equipment at cost, net	18,257	18,754
Other assets	647	958
Total assets	$132,921	$162,829
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$11,845	$15,709
Accounts payable, related party	48,979	51,804
Lines of credit	6,558	10,877
Accrued liabilities	4,168	6,536
Billings in excess of costs and estimated earnings on uncompleted contracts	817	4,935
Billings in excess of costs and estimated earnings on uncompleted contracts, related party	-	49
Loans payable and capital lease obligations	28,613	28,601
Total current liabilities	100,980	118,511
Financing and capital lease obligations, net of current portion	17,312	18,760
Other liabilities	1,425	1,436
Total liabilities	119,717	138,707
Commitments and contingencies	-	-
Stockholders’ equity:
Preferred stock, par $0.0001, 20,000,000 shares authorized; none issued and outstanding	-	-
Common stock, par $0.0001, 250,000,000 shares authorized; 198,214,456 shares, issued and outstanding	20	20
Additional paid in capital	50,979	48,219
Accumulated other comprehensive loss	(408)	(287)
Accumulated deficit	(37,387)	(23,830)
Total stockholders’ equity	13,204	24,122
Total liabilities and stockholders’ equity	$132,921	$162,829

The accompanying notes are an integral part of these condensed consolidated financial statements.

SOLAR POWER, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except for share and per share data)

(unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2013	2012	2013	2012
Net sales:
Net sales	$21,289	$23,762	$27,254	$53,482
Net sales, related party	-	12,470	-	33,473
Total net sales	21,289	36,232	27,254	86,955
Cost of goods sold:
Cost of goods sold	22,151	19,606	26,632	44,266
Cost of goods sold, related party	-	11,410	-	31,002
Provision for losses on contracts	-	-	85	-
Total cost of goods sold	22,151	31,016	26,717	75,268
Gross profit	(862)	5,216	537	11,687
Operating expenses:
General and administrative	2,668	3,214	11,619	8,688
Sales, marketing and customer service	376	1,600	1,554	4,604
Engineering, design and product	379	423	1,136	1,725
Impairment charge	-	5,178	-	5,890
Total operating expenses	3,423	10,415	14,309	20,907
Operating loss	(4,285)	(5,199)	(13,772)	(9,220)
Other income (expense):
Interest expense	(1,085)	(1,270)	(3,098)	(3,094)
Interest income	1,333	741	2,723	2,022
Other income	331	165	578	290
Total other income (expense), net	579	(364)	203	(782)
Loss before income taxes	(3,706)	(5,563)	(13,569)	(10,002)
(Benefit) provision for income taxes	(123)	1,645	(12)	419
Net loss	$(3,583)	$(7,208)	$(13,557)	$(10,421)
Net loss per common share:
Basic and Diluted	$(0.02)	$(0.04)	$(0.07)	$(0.06)
Weighted average number of common shares used in computing per share amounts:
Basic and Diluted	198,214,456	194,573,007	198,214,456	187,858,579

The accompanying notes are an integral part of these condensed consolidated financial statements.

SOLAR POWER, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(In thousands)

(unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2013	2012	2013	2012
Net loss	$(3,583)	$(7,208)	$(13,557)	$(10,421)
Other comprehensive loss, net of tax:
Foreign currency translation adjustment	(15)	(99)	(121)	(131)

Comprehensive loss	$(3,598)	$(7,307)	$(13,678)	$(10,552)

The accompanying notes are an integral part of these condensed consolidated financial statements

SOLAR POWER, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(unaudited)

	For the Nine Months Ended September 30,
	2013	2012
Cash flows from operating activities:
Net loss	$(13,557)	$(10,421)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	846	831
Amortization	428	536
Stock-based compensation expense	158	409
Bad debt expense	5,145	88
Provision for obsolete inventory	-	142
Provision for warranty	-	162
Amortization of loan fees	-	90
Amortization of warrant cost to interest expense	-	94
Loss (gain) on sales of fixed assets	7	(15)
Change in deferred taxes	(173)	31
Provision for losses on contracts	85	-
Impairment charge		5,890
Operating expense (income) from solar system subject to financing obligation	(1,059)	(839)
Other non-cash activity	(11)	-
Changes in operating assets and liabilities:
Accounts receivable	9,401	15,836
Accounts receivable, related party	3,945	(3,692)
Notes receivable	(29,347)	-
Costs and estimated earnings in excess of billing on uncompleted contracts	8,990	(13,618)
Costs and estimated earnings in excess of billing on uncompleted contracts, related party	-	360
Construction in process	15,993	(16,329)
Inventories	405	4,235
Prepaid expenses and other assets	(1,150)	(3,141)
Accounts payable	(3,970)	12,844
Accounts payable, related party	(346)	(9,184)
Income taxes payable	72	(102)
Billings in excess of costs and estimated earnings on uncompleted contracts	(4,111)	196
Billings in excess of costs and estimated earnings on uncompleted contracts, related party	(49)	(2,804)
Accrued liabilities and other liabilities	(2,344)	3,582
Net cash used in operating activities	(10,642)	(14,819)
Cash flows from investing activities:
Proceeds from repayment on notes receivable	275	2,286
Issuance of notes receivable	(1,320)	(9,431)
Proceeds from disposal or sale of fixed assets	13	424
Proceeds from sale of asset held for sale	-	1,500
Acquisitions of property, plant and equipment	(195)	(1,033)
Net cash from investing activities	(1,227)	(6,254)
Cash flows from financing activities:
Proceeds from line of credit and loans payable	2,666	22,939
Proceeds from sale leaseback	-	6,284
(Increase) decrease in restricted cash	20	415
Cash distributions in connection with the transfer of entities under common control	-	(251)
Principal payments on loans payable and capital lease obligations	(7,538)	(12,320)
Net cash from financing activities	(4,852)	17,067
Effect of exchange rate changes on cash	(198)	(142)
Decrease in cash and cash equivalents	(16,919)	(4,148)
Cash and cash equivalents at beginning of period	17,823	24,523
Cash and cash equivalents at end of period	$904	$20,375
Supplemental cash flow information:
Cash paid for interest	$1,420	$939
Cash paid for income taxes	$165	$214

Non-cash activities:

Debt forgiveness from related party	$2,602	$-
Acquisition of an entity under common control financed with stock	$-	$6,031
Assignment of loan associated with asset held for sale	$-	$4,153

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

Basis of Presentation and Principles of Consolidation

The accompanying Condensed Consolidated Financial Statements are unaudited and have been prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”) for interim financial information. They should be read in conjunction with the financial statements and related notes to the financial statements of Solar Power, Inc. for the years ended December 31, 2012 and 2011 appearing in Solar Power, Inc.’s Form 10-K filed with the Securities and Exchange Commission (“SEC”) on April 19, 2013. The September 30, 2013 and 2012 unaudited interim Condensed Consolidated Financial Statements on Form 10-Q have been prepared pursuant to the rules and regulations of the SEC for smaller reporting companies and include the accounts of Solar Power, Inc. and its subsidiaries. Upon consolidation, all significant intercompany accounts and transactions are eliminated.

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

2. Going Concern Considerations and Management’s Plan

As shown in the accompanying Condensed Consolidated Financial Statements, the Company incurred a net loss of $3.6 million and $13.6 million during the three and nine months ended September 30, 2013, respectively, and has an accumulated deficit of $37.3 million as of September 30, 2013. Working capital levels have decreased significantly from positive $61.1 million at December 31, 2011 to negative $30.8 million at September 30, 2013. The Company’s parent company, LDK Solar Co., Ltd. (“LDK”), who owns approximately 71% of the Company’s outstanding Common Stock, has disclosed publicly that it had a net loss and negative cash flows from operations for the year ended December 31, 2012 and has a working capital deficit and was not in compliance with certain financial covenants on its indebtedness at December 31, 2012. These factors raise substantial doubt as to the Company’s ability to continue as a going concern. While management of the Company believes that it has a plan to satisfy liquidity requirements through December 31, 2013, there is no assurance that its plan will be successfully implemented. The Company is experiencing the following risks and uncertainties in the business:

•

China Development Bank (“CDB”) has provided financing for construction and project financing on certain development projects in the past. They have also executed non-binding term sheets for other projects, but there is no assurance that the projects in process will be funded. CDB has been financing the Company’s projects primarily because the Company’s majority shareholder is LDK and CDB has a long term relationship with LDK. Due to LDK’s financial difficulties, certain financing of the Company’s projects have been delayed. If CDB will no longer provide financing for the projects, the Company will need to seek construction financing from other sources which could be very difficult given the Company’s financial condition and LDK’s majority ownership of the Company. The company has completed projects in Greece with a customer that is requesting debt term financing from CDB. Because CDB has not yet provided the term financing, the Company will collect its outstanding receivables from the operation’s cash proceeds over an extended period of time of up to six years and has reflected the receivables as noncurrent on the balance sheet. However, the customer continues to have discussions with CDB about financing, and if financing is obtained, collection of our receivables may be accelerated. The company has also completed an additional commercial scale project in New Jersey with KDC Solar, which is currently seeking debt term financing from CDB. Because CDB has not yet provided the term financing, the Company will collect its outstanding notes receivables from the operation’s cash proceeds over an extended period of time of up to fifteen years and has reflected the receivables as noncurrent on the balance sheet. However, the customer continues to have discussions with CDB about financing, and if financing is obtained, collection of our receivables may be accelerated. Due to the financing delays which have caused delays in the collection of our receivables, the Company is not currently able to repay the CDB construction finance facilities entered into on December 31, 2011 which are due on December 31, 2013. The Company is currently negotiating an extension of the maturity date of the CDB construction facilities.

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

•

In December 2012, the Company amended the Business Loan Agreement (the "Loan Agreement") entered into with Cathay Bank ("Cathay") on December 26, 2011. Under the original terms of the Loan Agreement, Cathay agreed to extend the Company a line of credit of the lesser of $9.0 million or 70% the aggregate amount in certain accounts, which was to mature on December 31, 2012. LDK, the majority shareholder of the Company, agreed to guarantee the full amount of the loan under a Commercial Guaranty by and between LDK and Cathay dated December 26, 2011. Under the terms of the amended Loan Agreement, the facility amount was reduced to the then current balance outstanding of $7.0 million, with a variable interest rate of 2.00 percentage points above the prime rate and a 6.00 percentage point floor rate. In addition, the maturity date was extended to June 30, 2013 with principal payments of $0.5 million due each month beginning December 31, 2012. The covenants of the Loan Agreement were amended to include, among other items, the subordination of the net accounts payable due to LDK. In addition, under the Commercial Security Agreement dated December 26, 2011 (the "Security Agreement"), the Company granted Cathay a security interest in the Collateral (as defined in the Security Agreement), which Cathay can close on in the event of a default under the Loan Agreement. In the event that the Company does not make the principal payment, the bank could issue a notice of default and declare the amounts immediately due and payable. If the Company cannot remedy the default, the Company currently does not have the ability to make the payments without additional sources of financing or accelerating the collection of outstanding receivables. On August 15, 2013, the Company entered into an agreement with Cathay whereby Cathay agreed, subject to certain conditions precedent, to forbear from foreclosing on the security interest securing the Loan Agreement until September 30, 2013. In connection with the forbearance, the Company agreed to pay Cathay the outstanding and unpaid balance of the loan on September 30, 2013. In addition, as of September 30, 2013, the interest rate under the loan equals 11 percent. All proceeds from the sale of projects and any payments received from KDC shall be applied to loan payment. The forbearance agreement expired on September 30, 2013 without payment being made and the Company is currently negotiating another forbearance agreement.

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

•

As of September 30, 2013, the Company had accounts payable to LDK of $49.0 million comprised of $42.9 million due to LDK primarily related to U.S. and Greek project solar panel purchases and $6.1 million due to LDK for solar panels purchased for various Italian solar development projects. Of the $49.0 million due to LDK noted above, the entire amount is currently contractually past due and payable to LDK. Payment for the solar development project related panels was contractually due to LDK within four months of their purchases; however the payment terms with the customer were negotiated to be collected within nine to twelve months from sale. Although this portion of the payable to LDK is currently contractually past due, LDK has not demanded payment. Although there are no formal agreements, LDK has verbally indicated that it will not demand payment until the receivable from the customer has been collected. Should LDK change its position and demand payment for the past due amount prior to collection of the related receivable from the customer, the Company currently does not have the ability to make the payment currently due without additional sources of financing or accelerating the collection of our outstanding receivables.

•

With LDK as a majority shareholder, the significant risks and uncertainties noted at LDK could have a significant negative impact on the financial viability of the Company as well as indicate an inability for LDK to support the Company’s business.

•

A customer has informed us that they plan to return $2.9 million in solar panels purchased in 2011. The customer alleges that the panels are defective, but the Company believes that the customer is just trying to return product from a cancelled project. The Company has set-up a bad debt reserve of $2.9 million dollars as a result and it will vigorously pursue collection of the outstanding debt obligation. The Company filed a complaint on July 26, 2013 to obtain full payment.

The significant risks and uncertainties described above could have a significant negative impact on the financial viability of the Company and raise substantial doubt about the Company’s ability to continue as a going concern. Management has made changes to the Company’s business model to increase working capital by managing cash flow, securing project financing before commencing further project development, and requesting that the Company’s customers make cash payments for solar panels for projects under development. If the noted banks should call the debt or LDK demand payment of amounts owed by the Company prior to collection of the related receivables, management plans to obtain additional debt or equity financing. There is no assurance that management’s plans to accelerate the collection of outstanding receivables or to obtain additional debt or equity financing will be successfully implemented, or implemented on terms favorable to the Company. As of September 30, 2013 and December 31, 2012, the Company had $0.9 million and $17.8 million, respectively, in cash and cash equivalents. The Company expects that anticipated collections of trade accounts receivable will sustain it at least through the fourth quarter of 2013. The Condensed Consolidated Financial Statements do not include any adjustments related to the recoverability and classification of recorded assets or the amounts and classification of liabilities or any other adjustments that might result from the outcome of this uncertainty.

3. Summary of Significant Accounting Policies

These Condensed Consolidated Financial Statements and accompanying notes should be read in conjunction with the Company’s annual consolidated financial statements and notes thereto contained in the Annual Report on Form 10-K for the year ended December 31, 2012. There have been no significant changes in the Company’s significant accounting policies for the nine months ended September 30, 2013, as compared to the significant accounting policies described in the Annual Report on Form 10-K for the year ended December 31, 2012.

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

6. Accounts and Notes Receivable

During the third quarter of 2013, the Company recognized $13.9 million revenue under the completed-contract method and recorded a receivable of $8.8 million (originally denominated in euro’s) related to the sale of its Greece projects. Due to the delay in the customer receiving term financing from CDB, the receivable is currently being collected over a six year agreed upon payment schedule, plus variable interest. The difference of $5.1 million between revenue recognized and account receivable balance relates to prior payments received from the customer which had been recorded as a customer deposit within accrued liabilities. Due to the extended collection period, $1.6 million of the accounts receivable is recorded as current and $7.1 million is recorded in accounts receivable, noncurrent. During the second quarter of 2013, the Company reclassified $5.9 million of existing accounts receivables from a second unrelated customer to noncurrent based on the expected collection period which is anticipated to exceed one year. As of September 30, 2013, the Company has $1.5 million recorded in accounts receivable, current and $5.7 million recorded in accounts receivable, noncurrent from this second customer.

The Company agreed to advance to customer KDC predevelopment and site acquisition costs related to the Imclone EPC agreement between KDC and the Company and recorded the amount as notes receivable. The terms of the EPC agreement require repayment of the advance upon final completion of the SEF, which was expected to occur in the first half of 2013 but is now expected to occur in the first half of 2014 as the project did not break ground until the second quarter of 2013. The advance bears interest at the rate of 5% per year that is payable at the time the principal is repaid. Through consideration of credit quality indicators including KDC’s position as one of largest privately held independent power producers on the East Coast and our past experience with successful and timely collections on past projects with KDC, collectability was reasonably assured for revenue recognition on these contracts with KDC. At September 30, 2013 and December 31, 2012, the balance of the note receivable from this customer was $6.7 million and $7.0 million, respectively. These amounts are recorded in the current notes receivable.

During the second quarter of 2013, the Company issued a note receivable to KDC for one completed contract with 15 year payment terms which began on the commercial operations date which was April 2013. The Company issued another note receivable to KDC for a second project that has not yet been completed. Both notes bear interest of LIBOR plus 460bps. If the customer obtains debt term financing for their project, the collection of these notes receivable may be accelerated.  At September 30, 2013 and December 31, 2012, the balance recorded in noncurrent notes receivable related to this customer was $29.3 million and none, respectively. As a result of this transaction, the Company incorrectly reported a $20.6 million issuance of notes receivable and proceeds of $3.6 million from repayment on notes receivable as investing activities within the statement of cash flows for the six months ended June 30, 2013. In addition, the Company incorrectly disclosed a non-cash investing activity of $13.6 million for the reclassification of accounts receivable to notes receivable. These transactions have been corrected in the statement of cash flows for the nine months ended September 30, 2013.

On April 27, 2012, the Company made a secured loan of $1.0 million to Solar Hub Utilities, LLC (“Solar Hub”), to be used for pre-development costs. On June 8, 2012, the Company agreed to advance Solar Hub up to $9.0 million under a new $9.0 million secured promissory note, which refinanced the original $1.0 million advance and bears a 6 percent annual interest rate. In March 2013, the interest was changed to a 10% annual interest rate in accordance with the Amended and Restated Secured Promissory Note. This note receivable is secured by the project assets. Repayment in full of all borrowed amounts was due on December 31, 2012 but, in March 2013, was extended to a new maturity date of July 1, 2014 in accordance with the Amended and Restated Secured Promissory Note. As of September 30, 2013 and December 31, 2012, the balance of the note receivable from Solar Hub was $8.4 million and $7.1 million, respectively. These amounts are recorded in current notes receivable.

7. Goodwill and Other Intangible Assets

Goodwill

The carrying value of goodwill was $5.2 million at December 31, 2011, all of which was allocated to the Company’s single reportable segment. Of this balance, $4.7 million reflected the balance of Solar Power, Inc. carried by its parent company, LDK, as required under the accounting guidelines for a transfer of an entity under common control (refer to Note 5— Acquisition of Solar Green Technology ). During the three months ended September 30, 2012, due primarily to the reduction in the Company’s market capitalization, the Company’s market value was significantly below its book value, thus triggering an impairment analysis. As a result of this analysis, the Company recorded a goodwill impairment charge of $5.2 million. As a result, the balance of goodwill as of September 30, 2013 and December 31, 2012 was zero.

Other Intangible Assets

Resulting from the June 2012 acquisition of SGT, reflected in the Condensed Consolidated Balance Sheets of the Company are certain intangible assets, namely patent and customer relationships, and related amortization expense from March 31, 2011 forward. During the three months ended December 31, 2012, the Company determined that the carrying value of certain intangible assets related to customer relationships were no longer recoverable based on a discrete evaluation of the nature of the intangible assets, incorporating the effect of the Company’s decision during the three months ended December 31, 2012 to no longer maintain the customer relationships. As a result, the Company recorded an impairment charge of $0.1 million on its Consolidated Statement of Operations for the year ended December 31, 2012. The balance of intangible assets as of September 30, 2013 and December 31, 2012 was $1.3 million and $1.7 million, respectively.

Other intangible assets consisted of the following (in thousands):

	Estimated Useful Life (in months)	Gross	Impairment Charge	Accumulated Amortization	Net
As of September 30, 2013
Patent	27	$2,700	$-	$(1,425)	$1,275
Customer relationships	0	400	(148)	(252)	-
		$3,100	$(148)	$(1,677)	$1,275

As of December 31, 2012
Patent	36	$2,700	$-	$(997)	$1,703
Customer relationships	0	400	(148)	(252)	-
		$3,100	$(148)	$(1,249)	$1,703

As of September 30, 2013, the future amortization expense related to other intangible assets is as follows (in thousands):

Amount
Year
2013	$142
2014	570
2015	563
2016	-
$1,275

8. Property, Plant and Equipment

Property, plant and equipment consisted of the following (in thousands):

	September 30, 2013	December 31, 2012
PV solar systems	$21,124	$20,783
Plant and machinery	33	33
Furniture, fixtures and equipment	381	388
Computers and software	1,509	1,499
Trucks	-	44
Leasehold improvements	62	96
	23,109	22,843
Less: accumulated depreciation	(4,852)	(4,089)
	$18,257	$18,754

In 2009, Solar Power, Inc. capitalized a photovoltaic (“PV”) solar system relating to the Aerojet 1 solar development project along with the associated financing obligation, recorded under financing and capital lease obligations, net of current portion, in the Consolidated Balance Sheets. Due to certain guarantee arrangements as disclosed in Note 13— Commitments and Contingencies, the Company will continue to record this $14.9 million solar system in property, plant and equipment with its associated financing obligation in financing and capital lease obligations, net of current portion as long as it maintains its continuing involvement with this project. The income and expenses relating to the underlying operation of the Aerojet 1 project are recorded in the Condensed Consolidated Statement of Operations.

During the year ended December 31, 2011, the Company’s subsidiary, SGT, completed construction of two SEFs, which was classified as held for sale (refer to Note 9 —Assets Held for Sale) as of December 31, 2011. In May 2012, SGT sold to and leased back the assets from a leasing company. The gross amount of assets recorded under the capital leases was $6.3 million, with accumulated depreciation of $0.3 million, as of September 30, 2013 and December 31, 2012. The SEFs are classified as PV solar systems under capital leases, which were recorded in financing and capital lease obligations, net of current portion, on the Condensed Consolidated Balance Sheets. Refer to Note 13 —Commitments and Contingencies for more information related to the capital leases.

Depreciation expense for the three months ended September 30, 2013 and 2012 was $0.3 million. Depreciation expense for the nine months ended September 30, 2013 and 2012 was $0.8 million.

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

At September 30, 2013 and December 31, 2012, the balance of the account assets held for sale was zero and zero, respectively.

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

Issuance of warrants to purchase common stock

On February 15, 2012, the Company’s Board of Directors approved the issuance of a warrant agreement for Cathay General Bancorp to purchase 300,000 shares of the Company’s Common Stock at $0.75 per share related to the credit facility entered into with Cathay Bank for an original aggregate principal amount of $9.0 million. The fair value of $0.29 per share was determined using the Black-Scholes-Merton model. Assumptions used in calculating fair value were as follows: a risk free interest rate of .38%, expected volatility of 103%, zero expected dividend yield, and an expected term of 3 years. The warrant expires on February 15, 2015 and is exercisable anytime within that period for an exercise price of $0.75 per share. The value of the warrant was amortized over the remaining term of the associated credit facility through December 31, 2012. For the three month period ended September 30, 2013 and 2012, zero and $38,000 was amortized to interest expense. For the nine month period ended September 30, 2013 and 2012, zero and $0.1 million was amortized to interest expense.

 11. Stock-based Compensation

The Company measures stock-based compensation expense for all stock-based compensation awards based on the grant-date fair value and recognizes the cost in the financial statements over the employee requisite service period.

The following table summarizes the consolidated stock-based compensation expense, by type of awards for the periods as follows (in thousands):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2013	2012	2013	2012
Employee stock options	$51	$110	$158	$303
Stock grants	-	-	-	106

Total stock-based compensation expense	$51	$110	$158	$409

The following table summarizes the consolidated stock-based compensation by line item for the periods as follow (in thousands):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2013	2012	2013	2012
General and administrative	$51	$84	$146	$350
Sales, marketing and customer service	—	26	11	56
Engineering, design and product management	—	—	1	3

Total stock-based compensation expense	$51	$110	$158	$409

Stock-based compensation expense recognized in the Condensed Consolidated Statements of Operations is based on awards ultimately expected to vest. Forfeitures are estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.

Valuation Assumptions

Valuation and Amortization Method —The Company estimates the fair value of time-based and performance-based stock options, if any, granted using the Black-Scholes-Merton option-pricing formula. The fair value is then amortized on a straight-line basis over the requisite service periods of the awards, which is generally the vesting period. Time-based and performance-based options, if any, typically have a five-year life from date of grant and vesting periods of three to four years. There were no performance-based options outstanding at September 30, 2013 or December 31, 2012.

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

Assumptions used in the determination of the fair value of share-based payment awards using the Black-Scholes model for stock option grants during the three and nine months ended September 30, 2013 and 2012 were as follows:

	For the Three Months Ended September 30,				For the Nine Months Ended September 30,
	2013	2012			2013	2012
Expected term	3.75			3.75	3.75			3.75
Risk-free interest rate	1.62%	.60%	-	67%	1.62%	0.60%	-	0.89%
Volatility	106%	220%	-	221%	106%	213	-	221%
Dividend yield	—			0%	—			0%

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

The Company currently has time-based options outstanding. The time-based options generally vest 25% annually and expire three to five years from the date of grant. The restricted shares were fully vested as of December 31, 2012. Total number of shares reserved and available for grant and issuance pursuant to this Plan is equal to nine percent (9%) of the number of outstanding shares of the Company. Not more than 2,000,000 shares of stock shall be granted in the form of incentive stock options. Shares issued under the Plan will be drawn from authorized and unissued shares or shares now held or subsequently acquired by the Company. Outstanding shares of the Company shall, for purposes of such calculation, include the number of shares of stock into which other securities or instruments issued by the Company are currently convertible (e.g. convertible preferred stock, convertible debentures, or warrants for common stock), but not outstanding options to acquire stock. At September 30, 2013 there were 10,907,856 shares available for grant under the plan (9% of the outstanding shares of 198,214,456 plus outstanding warrants of 300,000 less options outstanding and exercises since inception).

The following table summarizes the Company’s stock option activities for the three and nine month periods ended September 30, 2013 and 2012:

	2013		2012
	Shares	Weighted- Average Exercise Price Per Share	Shares	Weighted- Average Exercise Price Per Share
Outstanding as of January 1,	5,836,500	$0.45	5,171,500	$0.56
Granted	-	-	675,000	0.46
Exercised	-	-	-	-
Forfeited	(1,251,000)	0.43	(23,000)	1.10
Outstanding as of March 31,	4,585,500	0.46	5,823,500	0.55
Granted	-	-	750,000	0.28
Exercised	-	-	-	-
Forfeited	(1,255,250)	0.57	(830,000)	0.64
Outstanding as of June 30,	3,330,250	0.41	5,743,500	0.50
Granted	4,000,000	0.05	1,195,000	0.28
Exercised	-	-	-	-
Forfeited	(836,000)	0.57	(176,625)	0.72
Outstanding as of September 30,	6,494,250	.21	6,761,875	0.45

The following table summarizes the Company’s restricted stock activities for the three and nine month periods ended September 30, 2013 and 2012:

	Shares
	2013	2012
Restricted stock units outstanding and vested at January 1,	1,325,868	925,868
Granted	-	-
Forfeited	-	-
Restricted stock units outstanding and vested at March 31,	1,325,868	925,868
Granted	-	400,000
Forfeited	-	-
Restricted stock units outstanding and vested at June 30,	1,325,868	1,325,868
Granted	-	-
Forfeited	-	-
Restricted stock units outstanding and vested at September 30,	1,325,868	1,325,868

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

On August 15, 2013, the Company entered into an agreement with Cathay whereby Cathay agreed, subject to certain conditions precedent, to forbear from foreclosing on the security interest securing the Loan Agreement until September 30, 2013. In connection with the forbearance, the Company agreed to pay Cathay the outstanding and unpaid balance of the loan on September 30, 2013. In addition, as of September 30, 2013, the interest rate under the loan equaled 11 percent. All proceeds from the sale of projects and any payments received from KDC shall be applied to loan payment. The forbearance agreement expired on September 30, 2013 without payment being made and the Company is currently negotiating another forbearance agreement. As of September 30, 2013 and December 31, 2012, the outstanding balance due to Cathay is $4.5 million and $6.5 million, respectively, classified in the current account line of credit. As of the date of this filing, the Company has not yet received a notice of default from Cathay as negotiations to extend the forbearance agreement continue.

During 2011 and 2012, SGT entered into various unsecured revolving credit agreements with six Italian financial institutions under which SGT may borrow up to 4.0 million Euros (approximately $5.1 million U.S. Dollars). Amounts borrowed for advances on customer invoices or for performance bonds to customers may be repaid and reborrowed after repayment. The Company is required to pay interest on outstanding borrowings at interest rates ranging from 4.4% to 9.9%, compounded quarterly. Repayment is due for each invoice advance upon repayment by the customer, up to one-hundred twenty days from utilization of each facility. As of September 30, 2013 and December 31, 2012, $2.1 million and $4.4 million, respectively, were outstanding under the revolving credit facilities, classified in the current account lines of credit.

Loans Payable

On December 30, 2011, the Company and CDB entered into a Security Agreement (the “CDB Security Agreement”), whereby the Company granted CDB a security interest in certain collateral. The collateral relates to the Project Facilities financed and the electricity grid-connected photovoltaic, solar power generation facilities that are the subject of the EPC Contract with specified installed capacity. The carrying value of the assets were $27.5 million and $22.6 million as of September 30, 2013 and December 31, 2012, respectively. The CDB Security Agreement is providing CDB with security for two term loan facilities that CDB, as lender, is extending to a wholly owned subsidiary of the Company, SPI Solar New Jersey, Inc. (“SPI New Jersey”) as discussed below (collectively, the “Facility Agreements” and each a “Facility Agreement”).

Under the CDB Security Agreement, CDB may, among other rights involving the collateral, sell the collateral or withdraw funds from certain accounts of the Company in the event of a default under a Facility Agreement. The CDB Security Agreement terminates upon satisfaction in full of the obligations under the Facility Agreements.

On December 30, 2011, SPI New Jersey entered into two facility agreements with CDB. The first Facility Agreement is for a $3.6 million facility and a RMB 72,150,000 ($11.5 million at current exchange rates) facility and relates to EPC Financing for one of the Company’s customers. No borrowings were drawn under the RMB 72,150,000 facility with CDB. The facility expired on December 31, 2012. The second Facility Agreement is for a $15.6 million facility and a RMB 77,850,000 ($12.3 million at current exchange rates) facility and relates to EPC financing for another project of the same customer. SPI New Jersey has twelve months to draw upon the facilities. The interest rate is a variable interest rate based on either LIBOR plus a margin, in the case of a loan under a U.S. dollar portion, or the standard RMB interest rate for similar loans, in the case of a loan under a RMB portion. The interest is payable every six months. Under each Facility Agreement, SPI New Jersey is obligated to pay a front-end fee of 1.5% of the total amount of the U.S. dollars portion of a Facility Agreement upon the first drawing under the U.S. dollars portion of that Facility Agreement. Further, SPI New Jersey is obligated to pay a front-end fee of 1.5% of the total amount of the RMB portion of a Facility Agreement upon the first drawing under the RMB portion of that Facility Agreement. Additionally, SPI New Jersey is obligated to pay a fee equal to 0.5% per annum of the available but undrawn funds. The loans under a facility may be prepaid in whole or in part. However, any repaid portion cannot be re-borrowed. The full amount outstanding under a facility is required to be paid in full twenty-four months from the date the facility was first utilized, which was December 2011. The loans outstanding under the facility also become payable on the occurrence of certain events, including a change of control of SPI New Jersey. During the three months ended March 31, 2012, SPI New Jersey repaid the first Facility Agreement of $3.6 million upon completion of the related solar development project. No amounts remain outstanding under the first Facility Agreement as of September 30, 2013 and December 31, 2012. During the three months ended June 30, 2012, the Company drew down the remaining amount of RMB 77,850,000 (or $12.3 million in USD) under the second Facility Agreement. As of September 30, 2013 and December 31, 2012, the outstanding balance under the second Facility Agreement was $27.9 and $27.9 million, respectively, which was recorded in the current loans payable and capital lease obligations as the entire amount is due December 2013.

The CDB Facility Agreements also contain a MAC clause. LDK financial issues may trigger an acceleration of the CDB loans if CDB reasonably believes that LDK’s financial concerns would have a material adverse effect on the Company. While the Company currently does not believe that it is probable that repayment of these debts will be accelerated by CDB, given inherent uncertainty on this determination by CDB and because the amounts outstanding relate to ongoing EPC projects and are expected to be paid within one year following the end of the construction, the Company reclassified the related balance from a noncurrent liability account to the current account loans payable and capital lease obligations in the second quarter of 2012.

13. Commitments and Contingencies

Commitments

Restricted cash —At September 30, 2013 and December 31, 2012, the Company had restricted bank deposits of $0.4 million and $0.4 million, respectively. The restricted bank deposits consist of a reserve pursuant to our guarantees of Solar Tax Partners 1, LLC (“STP”) with the bank providing the debt financing on the Aerojet 1 solar generating facility (see below for additional details related to the Aerojet 1 development project).

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

The Company has recorded on its Condensed Consolidated Balance Sheet the guarantees of $0.1 million at September 30, 2013 and December 31, 2012, respectively, which approximates their fair value (refer to Note 14— Fair Value of Financial Instruments). These amounts, less related amortization, are included in accrued liabilities. These guarantees for the Aerojet 1 project are accounted for separately from the financing obligation related to the Aerojet 1 project because they are with different counterparties.

Financing Obligation —The guarantees associated with Aerojet 1 constitute a continuing involvement in the project. While the Company maintains its continuing involvement, it will apply the financing method and, therefore, has recorded and classified the proceeds received of $11.9 million and $12.8 million from the project in long-term liabilities within financing and capital lease obligations, net of current portion, at September 30, 2013 and December 31, 2012, respectively, in the Condensed Consolidated Balance Sheets.

Performance Guaranty —On December 18, 2009, the Company entered into a 10-year energy output guaranty related to the photovoltaic system installed for STP at the Aerojet 1 facility in Rancho Cordova, CA. The guaranty provided for compensation to STP’s system lessee for shortfalls in production related to the design and operation of the system, but excluding shortfalls outside the Company’s control such as government regulation. The Company believes that the probability of shortfalls is unlikely and if they should occur they would be covered under the provisions of its current panel and equipment warranty provisions. For the three and nine months ended September 30, 2013 and 2012, there were no charges against the Company’s reserves related to this performance guaranty.

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

The accrual for warranty claims consisted of the following (in thousands):

	2013	2012
Beginning balance - January 1,	$1,537	$1,679
Provision charged to warranty expense	-	162
Less: warranty claims	-	(25)
Ending balance – September 30,	1,537	1,816
Current portion of warranty liability	200	200
Non-current portion of warranty liability	$1,337	$1,616

Capital Lease Commitments — The Company’s subsidiary, SGT, completed construction of two SEFs in fiscal year 2011, which they sold to and leased back from a leasing company in May 2012. The balances of these Italian assets as of September 30, 2013 and December 31, 2012 are under capital leases. Refer to Note 8 —Property, Plant and Equipment for further details on the related asset. The leases expire in 2030. The following is the aggregate minimum future lease payments under capital leases as of September 30, 2013 (in thousands):

2013 (3 months)	$171
2014	685
2015	685
2016	685
2017	685
Thereafter	8,387
Total minimum lease payments	11,298
Less amounts representing interest	(5,137)
Present value of minimum payments	6,161
Less current portion	(701)
Present value of minimum payments - noncurrent	$5,460

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

14. Fair Value of Financial Instruments

The carrying values and fair values of the Company’s financial instruments were as follows:

	September 30, 2013		December 31, 2012
	Carrying value	Fair value	Carrying value	Fair value
Cash and cash equivalents	$904	$904	$17,823	$17,823
Notes receivable, current	15,165	15,165	14,120	$14,120
Notes receivable, noncurrent	29,347	25,782	-	$-
Line of credit and Loans Payable	34,470	32,900	39,478	$39,478

The following methods were used to estimate the fair values of other financial instruments:

Cash and cash equivalents. The carrying amount approximates fair value because of the short maturity of the instruments. The fair value for Cash and cash equivalents were classified in Level 1 of the fair value hierarchy.

Notes receivable, current, Notes receivable, noncurrent. The fair value of Notes receivable, current were based on anticipated cash flows, which approximates carrying value, and were classified in Level 2 of the fair value hierarchy. The fair value of Notes receivable, noncurrent were classified in Level 3 of the fair value hierarchy. The Company used multiple techniques, including an income approach applying discounted cash flows approach, to measure the fair value using Level 3 inputs; the results of each technique have been reasonably weighted based upon management’s judgment applying qualitative considerations to determine the fair value at the measurement date.

Line of credit and Loans payable. The carrying amount approximated fair values at December 31, 2012 due to the short maturity and their variable market rates of interest that change with current Prime or LIBOR rate and no change in counterparty credit risk. At December 31, 2012 line of credit and Loans payable were classified as Level 2 of the fair value hierarchy. At September 30, 2013 the fair value of the Line of credit and Loans payable were classified in Level 3 of the fair value hierarchy. The change from Level 2 to Level 3 classification was the result of the Company’s continued financial deterioration. The Company used multiple techniques, including an income approach applying discounted cash flows approach, to measure the fair value using Level 3 inputs; the results of each technique have been reasonably weighted based upon management’s judgment applying qualitative considerations to determine the fair value at the measurement date.

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

The Company's effective income tax rate for the three months ended September 30, 2013 and 2012 was 4.4% and -29.6%, respectively. The Company's effective income tax rate for the nine months ended September 30, 2013 and 2012 was 0.1% and -4.2%, respectively. For the nine months ended September 30, 2013 and 2012, the Company recorded a benefit for income taxes of -$13 thousand and a provision for income taxes of $419 thousand, respectively. The benefit for the nine months ended September 30, 2013 represented recognition of deferred tax liabilities, true-ups for returns filed during the period, deferred income tax charges previously suspended within the consolidated group that are now recognized upon the sale of foreign subsidiary's asset to a third party during the second quarter and minimum taxes because of the Company’s full valuation allowance against the deferred tax assets. The provision for the nine months ended September 30, 2012 is a result of tax liability due in certain profitable jurisdictions while loss generating jurisdictions are not able to benefit from current net operating losses due to lack of taxable income.

The Company and its subsidiaries did not have any unrecognized tax benefits or liabilities as of September 30, 2013 and December 31, 2012. The Company does not anticipate that its unrecognized tax benefits or liability position will change significantly over the next twelve months.

16. Net Loss Per Share

Basic loss per share is computed by dividing income attributable to common shareholders by the weighted-average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution of securities by adding other common stock equivalents, including common stock options, warrants, and restricted common stock, in the weighted average number of common shares outstanding for a period, if dilutive. Potentially dilutive securities are excluded from the computation if their effect is anti-dilutive. For the three months ended September 30, 2013 and 2012, 6.8 million and 8.6 million potentially dilutive securities, respectively, were excluded from the computation of diluted loss per share because their effect on net loss per share was anti-dilutive. For the nine months ended September 30, 2013 and 2012, 6.8 million and 8.6 million potentially dilutive securities, respectively, were excluded from the computation of diluted loss per share because their effect on net loss per share was anti-dilutive. As a result of the net loss for each of the three months and nine months ended September 30, 2013 and 2012 there is no dilutive impact to the net loss per share calculation for the periods.

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

In June 2012, SGT began construction on multiple solar development projects under EPC agreements with Terrasol. The total contract value from the construction of these solar development projects is $16.1 million. During the three months ended September 30, 2013 and 2012, the Company recorded net sales to LDK and North Palm Springs Investments, LLC (“NPSLLC”) of zero and $12.5 million, respectively, with a cost of goods sold of zero and $11.4 million, respectively, primarily consisting of solar development costs. During the nine months ended September 30, 2013 and 2012, the Company recorded net sales to LDK and NPSLLC of zero and $33.5 million, respectively, with a cost of goods sold of zero and $31.0 million, respectively, primarily consisting of solar development costs. As of September 30, 2013 and December 31, 2012, accounts receivable from LDK was $8.0 million and $11.9 million, respectively, primarily related to the receivables from solar development projects with and inventory sale to LDK.

As of September 30, 2013 and December 31, 2012, the Company had accounts payable to LDK of $49.0 million and $51.8 million, respectively, primarily related to purchases of solar panels for solar development projects. See Note 2 —Going Concern Considerations and Management’s Plan for further discussion related to the accounts payables with LDK.

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

The following discussion is presented on a consolidated basis, and analyzes our financial condition and results of operations for the three and nine months ended September 30, 2013 and 2012. Unless the context indicates or suggests otherwise, reference to “we”, “our”, “us” and the “Company” in this section refers to the consolidated operations of Solar Power, Inc. and its subsidiaries, as defined in Note 1 —Description of Business and Basis of Presentation to the Condensed Consolidated Financial Statements.

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

On March 31, 2011, LDK obtained a controlling interest in Solar Power, Inc. by making a significant investment in our business that provided working capital and broader relationships that allowed us to more aggressively pursue commercial and utility projects globally in 2011. At September 30, 2013 and December 31, 2012, LDK owns approximately 71% of the Company’s outstanding Common Stock. The transaction complemented LDK’s vertical integration, effectively providing us with strategic capital by making us its downstream SEF development platform and a member of the global LDK family. With LDK’s investment in Solar Power, Inc., we expanded and engaged in business development activities that grew our global pipeline while accelerating our construction of multiple projects simultaneously. LDK’s modules have been used in the majority of the systems we produce; however, we maintain relationships with other module manufacturers when circumstances call for an alternative to LDK’s line of modules. See Note 2— Going Concern Considerations and Management’s Plan of the Notes of the Condensed Consolidated Financial Statements for further discussion related to the accounts payables with LDK.

In June 2012, we acquired Solar Green Technology S.p.A. (“SGT”), a SEF developer headquartered in Milan, Italy, from LDK Solar Europe Holding S.A (“LDK Europe”) and the two founders of SGT. Because LDK Europe is a wholly-owned subsidiary of our parent, LDK, the acquisition was treated as a transaction between entities under common control. In accordance with ASC Topic 805, Business Combinations, these financial statements reflect the combination of Solar Power, Inc., and SGT’s financial statements for all periods presented under which both entities were under the common control of LDK. LDK obtained a controlling interest in SGT on July 20, 2009. LDK obtained a controlling interest in Solar Power, Inc. on March 31, 2011. As such, the Company recognized the assets and liabilities of SGT (the accounting receiving entity) at their historical carrying values in accordance with U.S. GAAP and has recast the assets and liabilities of the legacy Solar Power, Inc. entity (the transferring entity) to reflect carrying value of the parent, LDK, which were stepped up to fair value on March 31, 2011 upon LDK obtaining a controlling interested in Solar Power, Inc. The acquisition of SGT complemented the Company’s global growth strategy. See Note 5— Acquisition of Solar Green Technology of the Notes of the Consolidated Financial Statements for further discussion related to the accounts payables with LDK. As a result of the transaction, in July 2012, we issued 9,771,223 shares of our Common Stock to LDK Europe, a wholly owned subsidiary of LDK.

Critical Accounting Policies and Estimates

The preparation of financial statements in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of net revenue and expenses in the reporting period. We regularly evaluate our estimates and assumptions related to revenue recognition, allowances for doubtful accounts, assets held for sale, warranty reserves, inventory reserves, stock-based compensation expense, goodwill, definite-lived intangible asset and long-lived asset valuations, accounting for income taxes and deferred income tax asset valuation allowances, and other loss contingencies. We base our estimates and assumptions on current facts, historical experience and various other factors that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the recording of revenue, costs and expenses that are not readily apparent from other sources. The actual results experienced by us may differ materially and adversely from our estimates. To the extent there are material differences between our estimates and the actual results, our future results of operations will be affected. For a description of our critical accounting policies and estimates, please refer to the “Critical Accounting Policies and Estimates” section of our Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in our Annual Report on Form 10-K for the year ended December 31, 2012. There have been no material changes in any of our critical accounting policies and estimates during the nine months ended September 30, 2013.

Results of Operations

Three and nine months ended September 30, 2013, as compared to three and nine months ended September 30, 2012

Net sales

Net sales were $21.3 million and $36.2 million for the three months ended September 30, 2013 and 2012, respectively, a decrease of $14.9 million, or 41.2%. Net sales were $27.3 million and $87.0 million for the nine months ended September 30, 2013 and 2012, respectively, a decrease of $59.7 million, or 68.7%. Included in net sales for the three and nine months ended September 30, 2012 were related party sales to LDK, NPSLLC and Terrasol of $12.5 million and $33.5 million, respectively, primarily consisting of solar development project costs. The decrease in net sales for the three and nine months ended September 30, 2013 over the comparative period was primarily due to the decline in utility-scale solar projects in Italy and in the U.S. We expect that net sales will increase or remain unchanged in the near term as a result of continued construction ramp-up on a large scale utility project in New Jersey along with the Hawaii projects that should begin construction. Absent third party debt financing for project construction, future development will be dependent on positive internal cash flow.

Cost of goods sold

Cost of goods sold was $22.2 million (104.0% of net sales) and $31.0 million (85.6% of net sales) for the three months ended September 30, 2013 and 2012, respectively, a decrease of $8.9 million, or 28.6%. Cost of goods sold was $26.7 million (98.0% of net sales) and $75.3 million (86.6% of net sales) for the nine months ended September 30, 2013 and 2012, respectively, a decrease of $48.5 million, or 64.5%. Cost of goods sold for the three months ended September 30, 2013 and 2012 includes related party costs of goods sold to LDK and NPSLLC of zero and $11.4 million, respectively. Cost of goods sold for the nine months ended September 30, 2013 and 2012 includes related party costs of goods sold to LDK and NPSLLC of zero and $31.0 million, respectively and a provision for losses on contracts of $0.1 million and zero due to costs incurred on the Greek project portfolio for the nine months ended September 30, 2013 and 2012, respectively. Cost of goods sold as a percentage of sales for the three and nine months ended September 30, 2013 as compared to the comparative period was higher due to higher operating costs and negative profit on Greece projects. During the three months ended September 30, 2013, we completed the projects in Greece and recognized $0.9 million in costs of goods sold in excess of revenue recognized. We expect that cost of goods sold, as a percentage of sales, will decrease due to lower cost of goods sold on new construction in process.

Gross margins were -4.0% and 14.4% for the three months ended September 30, 2013 and 2012, respectively. Gross margins were 2.0% and 13.4% for the nine months ended September 30, 2013 and 2012, respectively. Gross margins attributable to non-related parties were -4.0% and 17.5% for three months ended September 30, 2013 and 2012, respectively. Gross margins attributable to non-related parties were 2.0% and 17.2% for nine months ended September 30, 2013 and 2012, respectively. The decrease in gross margin from non-related parties for the three and nine months ended September 30, 2013 over that of the comparative period was primarily due to the completed Greece projects being recorded with negative margin. There were no related party sales or cost of sales for the three and nine months ended September 30, 2013. The sales and cost of sales to related parties for the three and nine months ended September 30, 2012 reduced the overall gross margin percentage for the three and nine months ended September 30, 2012.

 General and administrative expenses

General and administrative expenses were $2.7 million (12.5% of net sales) and $3.2 million (8.9% of net sales) for the three months ended September 30, 2013 and 2012, respectively, a decrease of $0.5 million, or 17.0%. General and administrative expenses were $11.6 million (42.6% of net sales) and $8.7 million (10.0% of net sales) for the nine months ended September 30, 2013 and 2012, respectively, an increase of $2.9 million, or 33.7%. The decrease in general and administrative expenses for the three months ended September 30, 2013 over the comparative period was primarily due to an decreases in personnel-related costs of $0.6 million and consulting related expenses of $0.7 million, offset by an increase in bad debt expense of $1.0 million. The increase in general and administrative expenses for the nine months ended September 30, 2013 over the comparative period was primarily due to an increase in $5.1 million in bad debt expense and $0.6 million in consulting fees offset by decreases of $0.6 million in accounting fees, $0.6 million on loss on sale of fixed assets $0.9 million in personnel-related costs of and rent expense of $0.3 million. We expect that general and administrative expenses, specifically personnel-related costs and professional services for the Company, will continue to scale downward from the current period due to our on-going cost reduction actions.

Sales, marketing and customer service expenses

Sales, marketing and customer service expenses were $0.4 million (1.8% of net sales) and $1.6 million (4.4% of net sales) for the three months ended September 30, 2013 and 2012, respectively, a decrease of $1.2 million, or 76.5%. Sales, marketing and customer service expenses were $1.6 million (5.7% of net sales) and $4.6 million (5.3% of net sales) for the nine months ended September 30, 2013 and 2012, respectively, a decrease of $3.0 million, or 66.2%. The decrease in sales, marketing and customer service expense for the three and nine months ended September 30, 2013 over the comparative periods was primarily due to cost reduction efforts implemented at the end of 2012, including reductions in headcount and consulting services. We expect that sales, marketing and customer service expenses will continue to trend downward in the near term on reduced sales commissions and related expenses.

Engineering, design and product management expenses

Engineering, design and product management expenses were $0.4 million (1.8% of net sales) and $0.4 million (1.2% of net sales) for the three months ended September 30, 3013 and 2012, respectively, a decrease of $44 thousand, or 10.4%. Engineering, design and product management expenses were $1.1 million (4.2% of net sales) and $1.7 million (2.0% of net sales) for the nine months ended September 30, 3013 and 2012, respectively, a decrease of $0.6 million, or 34.1%. The decrease in engineering, design and product management costs for the three and nine months ended September 30, 2013 over the comparative period was primarily due to decreases in personnel-related costs related to the cost reductions implemented at the end of 2012. We expect these expenses to continue downward due to cost reduction measures of our Italian subsidiary’s design and engineering services.

Impairment charge

At September 30, 2012, due primarily to the reduction in the Company’s market capitalization, the Company’s market value was significantly below its book value, thus triggering an impairment analysis. As a result of this analysis, the Company recorded a goodwill impairment charge of $5.2 million, the amount of which was measured using a discounted cash flow analysis using level 3 unobservable inputs. As such, the balance of goodwill as of September 30, 2012 was zero. For the three and nine months ended September 2013, no impairment of goodwill was recorded.

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

Interest expense

Interest expense was $1.1 million and $1.3 million, respectively, for the three months ended September 30, 2013 and 2012. Interest expense was $3.1 million for the nine months ended September 30, 2013 and 2012. The decrease in interest expense of $0.2 million, or 14.6%, for the three months ended September 30, 2013 over the comparative period was due to decreases in the average principal balance of borrowings to fund SEF project construction and operations. We expect that interest expense will continue to fluctuate in future periods depending on the utilization of debt financing in our operations.

Interest income

Interest income was $1.3 million and $0.7 million for the three months ended September 30, 2013 and 2012, respectively. Interest income was $2.7 million and $2.0 million for the nine months ended September 30, 2013 and 2012, respectively. The increase in interest income of approximately $0.6 million and $0.7 million over the three and nine months ended September 30, 2012, respectively was because of the continued shift of accounts receivable to notes receivable where we are receiving more interest income and due to additional funds that were provided to our New Jersey customer. We expect that we will continue to earn interest income at similar levels in the future until the notes are repaid by the customers. The notes for each customer are due in 2013 and 2014, respectively.

Other income, net

Other income, net was net income of $0.3 million and net income $0.2 million for the three months ended September 30, 2013 and 2012, respectively. Other income, net was net income of $0.6 million and $0.3 million for the nine months ended September 30, 2013 and 2012, respectively. Other income, net for the three and nine month period changed over the comparative period due to changes in currency gains and losses. We expect that we will continue to be exposed to fluctuations in currency gains and losses in the future.

Provision for (benefit from) income taxes

The Company's effective income tax rate for the three months ended September 30, 2013 and 2012 was 4.4% and -29.6%, respectively. The Company's effective income tax rate for the nine months ended September 30, 2013 and 2012 was 0.1% and -4.2%, respectively. For the nine months ended September 30, 2013 and 2012, the Company recorded a benefit for income taxes of -$13 thousand and a provision for income taxes of $419 thousand, respectively. The benefit for the nine months ended September 30, 2013 represented recognition of deferred tax liabilities, true-ups for returns filed during the period, deferred income tax charges previously suspended within the consolidated group that are now recognized upon the sale of foreign subsidiary's asset to a third party during the second quarter and minimum taxes because of the Company’s full valuation allowance against the deferred tax assets. The provision for the nine months ended September 30, 2012 is a result of tax liability due in certain profitable jurisdictions while loss generating jurisdictions are not able to benefit from current net operating losses due to lack of taxable income.

Liquidity and Capital Resources

A summary of the sources and uses of cash and cash equivalents is as follows (in thousands):

	For the Nine Months Ended September 30,
	2013	2012
Net cash used in operating activities	$(10,642)	$(14,819)
Net cash from investing activities	(1,227)	(6,254)
Net cash from financing activities	(4,852)	17,067
Effect of exchange rate changes on cash	(198)	(142)
Net decrease in cash and cash equivalents	$(16,919)	$(4,148)

As of September 30, 2013 and December 31, 2012, we had $0.9 million and $17.8 million in cash and cash equivalents, respectively. The substantial decrease in cash from-end year was related to funding the construction of a large utility-scale project in New Jersey. We expect that anticipated collections of trade accounts receivables will sustain us at least through the fourth quarter of 2013. Due to delays in solar development projects, collections of related accounts receivable have also been delayed. As a result, a significant amount of accounts receivable are currently contractually past due but are deemed to be collectible.

Net cash used in operating activities of $10.6 million for the nine months ended September 30, 2013 included a net loss of $13.6 million offset in part by non-cash items included in net loss, consisting of bad debt expense of $5.1 million depreciation and amortization of $0.8 million related to property and equipment, amortization of intangible assets of $0.4 million, stock-based compensation expense of $0.2 million, offset by operating income from the solar system subject to financing obligation of $1.1 million. Also contributing to cash from operating activities were decreases in accounts receivable of $13.3 million, increases in notes receivable of $29.3 million, decreases in costs and estimated earnings in excess of billing on uncompleted contracts of $9.0 million, decreases in billings in excess of costs and estimated earnings on uncompleted contracts of $4.1 million, decreases of accounts payable of $3.9 million, decreases in accrued liabilities of $2.3 million, decreases in construction in progress of $16.0 million and decreases in inventories of $0.4 million.

Net cash from investing activities of $1.2 million for the nine months ended September 30, 2013 resulting from net cash loaned to customers in exchange for a promissory note of $1.0 million and payments for the acquisition of property, plant and equipment of $0.2 million.

Net cash from financing activities was $4.9 million for the nine months ended September 30, 2013 and resulted primarily from proceeds from lines of credit and construction loans of $2.7 million, offset by principal payments on loans and lease obligations of $7.5 million.

Capital Resources and Material Known Facts on Liquidity

As of September 30, 2013, we had $0.9 million in cash and cash equivalents, $0.4 million of restricted cash held in our name in interest bearing accounts, $82.0 million in accounts and notes receivable of which $8.0 million is due from our parent, LDK, and $22.4 million in costs and estimated earnings in excess of billings on uncompleted contracts, none of which is related to construction projects between the Company and our parent, LDK.

On April 27, 2012, we made a secured loan of $1.0 million to Solar Hub Utilities, LLC (“Solar Hub”), to be used for pre-development costs. On June 8, 2012, we agreed to advance Solar Hub up to $9.0 million under a new $9.0 million secured promissory note, which refinanced the original $1.0 million advance and had a 6 percent annual interest rate. In March 2013, in accordance with the Amended and Restated Secured Promissory Note, the interest rate was changed to 10% and the maturity date was extended to July 1, 2014 from December 31, 2013. This note receivable is secured by the project assets. As of September 30, 2013 and December 31, 2012, the balance of the note receivable from Solar Hub was $8.4 million and $7.1 million, respectively. The amount is recorded in the notes receivable, a current account.

On December 30, 2011, we secured construction finance facilities totaling $42.8 million from China Development Bank (“CDB”) to fund the construction of two solar energy facility (“SEF”) projects under EPC agreements with KDC Solar LLC. As of September 30, 2013 and December 31, 2012, the Company’s outstanding balance on the credit facility with CDB was $27.9 million. As a result of the solar projects in development under the various EPC agreements, we had notes receivable of $37.3 million from KDC as of September 30, 2013.

We incurred a net loss of $13.6 million during the nine months ended September 30, 2013 and had an accumulated deficit of $37.4 million as of September 30, 2013. Working capital levels have decreased significantly from positive $61.1 million at December 31, 2011 to negative $30.8 million at September 30, 2013. Our parent company, LDK, who owns approximately 71% of our outstanding Common Stock, has disclosed publicly that it had a net loss and negative cash flows from operations for the year ended December 31, 2012 and has a working capital deficit and was not in compliance with certain financial covenants on its indebtedness at December 31, 2012.  These factors raise substantial doubt as to our ability to continue as a going concern. While our management believes that we have a plan to satisfy liquidity requirements through December 31, 2013, there is no assurance that our plan will be successfully implemented. We are experiencing the following risks and uncertainties in the business as described below in Item 1A. Risk Factors.

In addition, the current economic conditions in the U.S. and Europe, the tariffs imposed on Chinese-manufactured solar panels imported into the U.S., and the reductions of solar incentives in Europe have presented challenges to us in generating the revenues and/or margins necessary to maintain positive working capital. Any new and existing projects requires additional increases in working capital as we incur significant costs from the time EPC agreements are executed until project completion or customer payment. Additionally, our revenues are highly dependent on third party financing for these projects. As a result, revenue recognition and collections remain difficult to predict and we cannot assure shareholders and potential investors that we will be successful in generating positive cash flows from operations. As the timing of revenue recognition and collection of related receivables are unpredictable, our strategy is to manage spending. This effort continues, as reflected in our revised business strategy as announced in the third quarter 2012 and reduction of our workforce, in order to focus on our core expertise of maximizing operating efficiencies and financial resources. Further cost reduction measures may be implemented by management as deemed necessary.

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

 Item 4.

Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation and under the supervision of our principal executive officer and our principal financial officer, reviewed and evaluated the effectiveness of the design and operation of our disclosure controls and procedures, as of September 30, 2013 for the interim period covered by this report, as required by Securities Exchange Act Rule 13a-15, and concluded that our disclosure controls and procedures are not effective to ensure that information required to be disclosed in our reports filed with the Securities and Exchange Commission pursuant to the Securities Exchange Act of 1934 is accumulated and communicated to management timely, including our principal executive officer and principal financial officer. Based on such an evaluation, the Chief Executive Officer and the Chief Financial Officer concluded the Company’s disclosure controls and procedures were not effective as of the end of such period. In making this conclusion, the Company considered, among other factors, the previously identified material weaknesses as described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012 related to the application of generally accepted accounting principles to material complex and non-routine transactions.

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

PART II

OTHER INFORMATION

 Item 1. Legal Proceedings

Except as set forth below, as of September 30, 2013 we were not a party to any pending legal proceeding. We are not aware of any pending legal proceeding to which any of our officers, directors, or any beneficial holders of 5% or more of our voting securities are a party that may have a material adverse effect to the Company’s business and consolidated financial position, results of operations or cash flows.

On July 26, 2013, we filed a complaint against Seashore Solar, Inc. and Seashore Solar Development, LLC (collectively “Seashore”) and KDC Solar RTC, LLC (“KDC”) in the Superior Court of New Jersey, Chancery Division, Somerset County, under Docket No. SOM-C-12042-13. This lawsuit relates to a solar power project in Egg Harbor Township, New Jersey (the “project”). We sold solar panels to Seashore for use in the Project. The unpaid portion of the purchase price for the panels is approximately $2,800,000. We also entered into an EPC agreement with Seashore with regard to the Project. Seashore sold the Project to KDC and is no longer in a position to satisfy its obligations under the EPC agreement. We are seeking damages from Seashore for the unpaid solar panels and breach of the EPC agreement.

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

As shown in the accompanying Condensed Consolidated Financial Statements, we incurred a net loss of $3.6 million during the three months ended September 30, 2013 and had an accumulated deficit of $37.4 million as of September 30, 2013. Working capital levels have decreased significantly from positive $61.1 million at December 31, 2011 to negative $30.8 million at September 30, 2013. Our parent company, LDK Solar Co., Ltd. (“LDK”), who owns approximately 71% of our outstanding Common Stock, has disclosed publicly that it had a net loss and negative cash flows from operations for the year ended December 31, 2012 and has a working capital deficit and was not in compliance with certain financial covenants on its indebtedness at December 31, 2012. These factors raise substantial doubt as to our ability to continue as a going concern. While our management believes that it has a plan to satisfy liquidity requirements through December 31, 2013, there is no assurance that our plan will be successfully implemented. We are experiencing the following risks and uncertainties in the business:

●

China Development Bank (“CDB”) has provided financing for construction and project financing on certain development projects in the past. They have also executed non-binding term sheets for other projects, but there is no assurance that the projects in process will be funded. CDB has been financing the Company’s projects primarily as a result of the fact that the Company’s majority shareholder is LDK and CDB has a long term relationship with LDK. Due to LDK’s financial difficulties, certain financing of the Company’s projects have been delayed. If CDB will no longer provide financing for the projects, the Company will need to seek construction financing from other sources which could be very difficult given the Company’s financial condition and LDK’s majority ownership of the Company. The company has completed projects in Greece with a customer that is requesting debt term financing from CDB. Because CDB has not yet provided the term financing, the Company will collect its outstanding receivables from the operation’s cash proceeds over an extended period of time of up to six years and has reflected the receivables as noncurrent on the balance sheet. However, the customer continues to have discussions with CDB about financing, and if financing is obtained, collection of our receivables may be accelerated.

The company has also completed an additional commercial scale project in New Jersey with KDC Solar, which is currently waiting debt term financing from CDB. Because CDB has not yet provided the term financing, the Company will collect its outstanding notes receivables from the operation’s cash proceeds over an extended period of time of up to fifteen years and has reflected the receivables as noncurrent on the balance sheet. However, the customer continues to have discussions with CDB about financing, and if financing is obtained, collection of our receivables may be accelerated. Due to the financing delays which have caused delays in the collection of our receivables, the Company is not currently able to repay the CDB construction finance facilities entered into on December 31, 2011 which are due on December 31, 2013. The Company is currently negotiating an extension of the maturity date of the CDB construction facilities.

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

●

In December 2012, the Company amended the Business Loan Agreement (the "Loan Agreement") entered into with Cathay Bank ("Cathay") on December 26, 2011. Under the original terms of the Loan Agreement, Cathay agreed to extend the Company a line of credit of the lesser of $9.0 million or 70% the aggregate amount in certain accounts, which was to mature on December 31, 2012. LDK, the majority shareholder of the Company, agreed to guarantee the full amount of the loan under a Commercial Guaranty by and between LDK and Cathay dated December 26, 2011. Under the terms of the amended Loan Agreement, the facility amount was reduced to the then current balance outstanding of $7.0 million, with a variable interest rate of 2.00 percentage points above the prime rate and a 6.00 percentage point floor rate. In addition, the maturity date was extended to June 30, 2013 with principal payments of $0.5 million due each month beginning December 31, 2012. The covenants of the Loan Agreement were amended to include, among other items, the subordination of the net accounts payable due to LDK. In addition, under the Commercial Security Agreement dated December 26, 2011 (the "Security Agreement"), the Company granted Cathay a security interest in the Collateral (as defined in the Security Agreement), which Cathay can close on in the event of a default under the Loan Agreement. In the event that the Company does not make the principal payment, the bank could issue a notice of default and declare the amounts immediately due and payable. If the Company cannot remedy the default, the Company currently does not have the ability to make the payments without additional sources of financing or accelerating the collection of outstanding receivables. On August 15, 2013, the Company entered into an agreement with Cathay whereby Cathay agreed, subject to certain conditions precedent, to forbear from foreclosing on the security interest securing the Loan Agreement until September 30, 2013. In connection with the forbearance, the Company agreed to pay Cathay the outstanding and unpaid balance of the loan on September 30, 2013. In addition, as of August 15, 2013, the interest rate under the loan equals 11 percent. All proceeds from the sale of projects and any payments received from KDC shall be applied to loan payment. The forbearance agreement expired on September 30, 2013 without payment being made and the Company is currently negotiating an additional forbearance agreement with the bank.

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

●

As of September 30, 2013, the Company had accounts payable to LDK of $49.0 million comprised of $42.9 million due to LDK primarily related to U.S. and Greek project solar panel purchases and $6.1 million due to LDK for solar panels purchased for various Italian solar development projects. Of the $49.0 million due to LDK noted above, the entire amount is currently contractually past due and payable to LDK. Payment for the solar development project related panels was contractually due to LDK within four months of their purchases; however the payment terms with the customer were negotiated to be collected within nine to twelve months from sale. Although this portion of the payable to LDK is currently contractually past due, LDK has not demanded payment. Although there are no formal agreements, LDK has verbally indicated that it will not demand payment until the receivable from the customer has been collected. Should LDK change its position and demand payment for the past due amount prior to collection of the related receivable from the customer, the Company currently does not have the ability to make the payment currently due without additional sources of financing or accelerating the collection of our outstanding receivables.

●

With LDK as a majority shareholder, the significant risks and uncertainties noted at LDK could have a significant negative impact on the financial viability of Solar Power, Inc. as well as indicate an inability for LDK to support the Company’s business.

The significant risks and uncertainties described above could have a significant negative impact on our financial viability and raise substantial doubt about our ability to continue as a going concern. Management has made changes to our business model to increase working capital by managing cash flow, securing project financing before commencing further project development, and requesting that our customers make cash payments for solar panels for projects under development. If the noted banks should call the debt or LDK demand payment of amounts owed by us prior to collection of the related receivables, management plans to obtain additional debt or equity financing. There is no assurance that management’s plans to accelerate the collection of outstanding receivables or to obtain additional debt or equity financing will be successfully implemented, or implemented on terms favorable to us. As of September 30, 2013 and December 31, 2012, we had $0.9 million and $17.8 million, respectively, in cash and cash equivalents. We expect that anticipated collections of trade accounts receivable will sustain us at least through the fourth quarter of 2013. The Condensed Consolidated Financial Statements do not include any adjustments related to the recoverability and classification of recorded assets or the amounts and classification of liabilities or any other adjustments that might result from the outcome of this uncertainty.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the quarter ended September 30, 2013, we issued the securities described below without registration under the Securities Act.

On August 19, 2013, we granted stock options to purchase up to 2,000,000 shares of common stock to each of Min Xiahou, our Chief Executive Officer, and Charlotte Xi, our President, Chief Financial Officer and Global Chief Operating Officer in connection with their employment with the Company. Options for 1,650,000 of these shares were issued to each of Min Xiahou and Charlotte Xi outside of the Company’s 2006 Equity Incentive Plan. Each of these options haves an exercise price of $0.05 per share and vests in four equal annual installments commencing August 19, 2014.

Unless otherwise indicated above, the securities were issued pursuant to the private placement exemption provided by Section 4(2) of the Securities Act of 1933. All issuances above were made without any public solicitation, to a limited number of persons and were acquired for investment purposes only.

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

SOLAR POWER, INC.

Date: November 19, 2013	/s/ Charlotte Xi
Charlotte Xi
Interim Chief Financial Officer (Principal Accounting Officer and Principal Financial Officer)