Form 10-Q/A
period 2013-06-30
Solar Power, Inc.
filed 2014-01-02
CIK 1210618

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

The number of outstanding shares of the registrant’s common stock as of December 20, 2013 was 198,214,456.

 Explanatory Note

Solar Power, Inc. (the “Company”) is filing this Amendment No. 1 to its Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on August 16, 2013. This filing amends and restates our previously reported financial statements for the six months ended June 30, 2013 to reflect revised presentation of cash flows in connection with the issuance of notes receivables as discussed below and in Note 19 to the Condensed Consolidated Financial Statements.

Based on its review, management determined that the Company improperly reported cash flows between operating and investing activities which resulted in a $17 million overstatement of cash flows from operating activities and a $17 million understatement of cash flows from investing activities due to the improper classification of a portion of the conversion of $30.6 million of accounts receivables into notes receivables during the second quarter of 2013. The transactions should have been disclosed as operating activities in accordance with accounting standards.

During the second quarter of 2013, the Company converted certain accounts receivables into notes receivables. The receivables were generated from the performance of engineering, procurement and construction services related to the Company’s primary operations. Accordingly, the issuance and repayment on notes receivables related to operations should have been reported as changes in operating cash flows. However, the Company incorrectly reported the issuance of notes receivable and proceeds from repayment on notes receivable as investing activities within the statement of cash flows for the six months ended June 30, 2013. In addition, the Company incorrectly disclosed a non-cash investing activity for the reclassification of accounts receivable to notes receivable. The results of this change on the Consolidated Statements of Cash Flows for the six months ended June 30, 2013 are discussed under Note 19 to the Condensed Consolidated Financial Statements.

This filing also amends previously issued Note 12 to the Condensed Consolidated Financial Statements as discussed below:

●	To add disclosure regarding the assets pledged as security for the two China Development Bank “CDB” loan facilities.
●

To clarify the second Facility Agreement is for a $15.6 million facility and a RMB 77,850,000 ($12.3 million at current exchange rates) facility and relates to EPC financing for another project with customer KDC; and to clarify the Company never borrowed funds under the RMB 72,150,000 facility with CDB.

This filing also amends previously issued Note 14 to the Condensed Consolidated Financial Statements to present the required quantitative fair value disclosures using a tabular format.

This Amendment No. 1 amends and restates the following item of our Form 10-Q/A as affected by the revised presentation of cash flows for the issuance of notes receivables: (i) Part I, Item 1 — Financial Statements; (ii) Part I, Item 2 — Management’s Discussion and Analysis of Financial Condition and Results of Operations; and (iii) Part II, Item 6 — Exhibits.

All information in our Quarterly Report on Form 10-Q/A for the six months ended June 30, 2013, as amended by this Amendment No. 1, speaks as of the date of the original filing of our Form 10-Q for such period and does not reflect any subsequent information or events, except as expressly noted in this Amendment No. 1 and except for Exhibits 31.1, 31.2, and 32. All information contained in this Amendment No. 1 is subject to updating and supplementing as provided in our reports, as amended, filed with the Securities and Exchange Commission subsequent to the date of the initial filing of our Quarterly Report on Form 10-Q for the six months ended June 30, 2013.

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

The accompanying notes are an integral part of these condensed consolidated financial statements

SOLAR POWER, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(unaudited)

	For the Six Months Ended June 30,
	2013	2012
	(as restated, see Note 19)
Cash flows from operating activities:
Net loss	$(9,974)	$(3,213)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	568	556
Amortization	285	357
Stock-based compensation expense	107	299
Bad debt expense	4,086	88
Provision for obsolete inventory	-	134
Provision for warranty	-	136
Amortization of loan fees	-	88
Amortization of warrant cost to interest expense	-	56
(Gain) loss on sales of fixed assets	34	(24)
Change in deferred taxes	(5)	(1,194)
Provision for losses on contracts	85	-
Impairment charge	-	712
Operating expense (income) from solar system subject to financing obligation	(624)	(459)
Other non-cash activity	(7)	-
Changes in operating assets and liabilities:
Accounts receivable	16,545	2,636
Accounts receivable, related party	69	10,155
Notes receivable	(30,622)	-
Costs and estimated earnings in excess of billing on uncompleted contracts	12,856	(9,135)
Costs and estimated earnings in excess of billing on uncompleted contracts, related party	-	(321)
Construction in process	1,224	(10,459)
Inventories	193	4,200
Prepaid expenses and other assets	(119)	(3,430)
Accounts payable	(3,736)	5,943
Accounts payable, related party	(1,689)	(7,144)
Income taxes payable	93	(247)
Billings in excess of costs and estimated earnings on uncompleted contracts	(4,193)	1,509
Billings in excess of costs and estimated earnings on uncompleted contracts, related party	(49)	(2,992)
Accrued liabilities and other liabilities	1,601	698
Net cash from operating activities	(13,272)	(11,051)
Cash flows from investing activities:
Proceeds from repayment on notes receivable	-	2,286
Issuance of notes receivable	(1,258)	(7,431)
Proceeds from disposal or sale of fixed assets	13	409
Proceeds from sale of asset held for sale	-	1,500
Acquisitions of property, plant and equipment	(195)	(987)
Net cash from investing activities	(1,440)	(4,223)
Cash flows from financing activities:
Proceeds from line of credit and loans payable	2,553	17,682
Proceeds from sale leaseback	-	6,284
(Increase) decrease in restricted cash	(76)	339
Principal payments on loans payable and capital lease obligations	(5,793)	(9,621)
Net cash from financing activities	(3,316)	14,684
Effect of exchange rate changes on cash	377	(543)
Decrease in cash and cash equivalents	(17,651)	(1,133)
Cash and cash equivalents at beginning of period	17,823	24,523
Cash and cash equivalents at end of period	$172	$23,390

Supplemental cash flow information:
Cash paid for interest	$199	$756
Cash paid for income taxes	$-	$2,400
Non-cash activities:
Debt forgiveness from related party	$2,602	$-
Acquisition of an entity under common control financed with stock	$-	$6,282
Assignment of loan associated with asset held for sale	$-	$4,153

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

Loans Payable

On December 30, 2011, the Company and CDB entered into a Security Agreement (the “CDB Security Agreement”), whereby the Company granted CDB a security interest in certain collateral. The collateral relates to the Project Facilities financed and the electricity grid-connected photovoltaic, solar power generation facilities that are the subject of the EPC Contract with specified installed capacity. The carrying value of the collateral was $22.6 million and $22.6 million as of June 30, 2013 and December 31, 2012, respectively. The CDB Security Agreement is providing CDB with security for two term loan facilities that CBD, as lender, is extending to a wholly owned subsidiary of the Company, SPI Solar New Jersey, Inc. (“SPI New Jersey”) as discussed below (collectively, the “Facility Agreements” and each a “Facility Agreement”). Under the CDB Security Agreement, CDB may, among other rights involving the collateral, sell the collateral or withdraw funds from certain accounts of the Company in the event of a default under a Facility Agreement. The CDB Security Agreement terminates upon satisfaction in full of the obligations under the Facility Agreements.

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

14. Fair Value of Financial Instruments

The carrying values and fair values of the Company’s financial instruments were as follows:

	June 30, 2013		December 31, 2012
	Carrying value	Fair value	Carrying value	Fair value
Cash and cash equivalents	$172	$172	$17,823	$17,823
Notes receivable, current	7,007	7,007	14,120	$14,120
Notes receivable, noncurrent	38,993	34,591	-	$-
Line of credit and Loans Payable	35,769	35,769	39,478	$39,478

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

Line of credit and Loans payable. The carrying amount approximated fair values due to the short maturity and their variable market rates of interest that change with current Prime or LIBOR rate and no change in counterparty credit risk. Line of credit and Loans payable were classified as Level 2 of the fair value hierarchy.

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

19. Restatement

Based on its review, management determined that the Company improperly reported cash flows between operating and investing activities which resulted in a $17 million overstatement of cash flows from operating activities and a $17 million understatement of cash flows from investing activities due to the improper classification of a portion of the conversion of $30.6 million of accounts receivables into notes receivables during the second quarter of 2013. The transaction should have been disclosed as operating activities in accordance with accounting standards.

During the second quarter of 2013, the Company converted certain accounts receivables into notes receivables. The receivables were generated from the performance of engineering, procurement and construction services related to the Company’s primary operations. Accordingly, the issuance and repayment on notes receivables related to operations should have been reported as changes in operating cash flows. However, the Company incorrectly reported the issuance of notes receivable and proceeds from repayment on notes receivable as investing activities within the statement of cash flows for the six months ended June 30, 2013. In addition, the Company incorrectly disclosed a non-cash investing activity for the reclassification of accounts receivable to notes receivable. The impact of this restatement on the Statement of Cash Flows for the six months ended June 30, 2013 is as follows:

	As filed	(In thousands,) (unaudited) Six Months Ended June 30, 2013 Effect of Restatement	Restated

Net loss	$(9,974)		$(9,974)
Net cash in operating activities	$3,722	$(16,994)	$(13,272)
Net cash (in) from investing activities	$(18,434)	$16,994	$(1,440)
Net cash in financing activities	$(3,316)		$(3,316)
Effect of exchange rate changes on cash	$377		$377
Decrease in cash and cash equivalents	$(17,651)		$(17,651)
Cash and cash equivalents at beginning of period	$17,823		$17,823
Cash and cash equivalents at end of period	$172		$172
Non-cash activities:
Reclassification of accounts receivable to notes receivable	$13,628	$(13,628)	-

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

Overview

Solar Power, Inc. and its subsidiaries (collectively the “Company”) consist of the combination of the legacy reporting entity Solar Power, Inc. and Solar Green Technology S.p.A. (“SGT”) and their respective subsidiaries. We are a global solar energy facility (“SEF”) developer offering high-quality, low-cost distributed generation and utility-scale SEF development services. Primarily, we partner with developers around the world who hold large portfolios of SEF projects for whom we serve as co-developer and engineering, procurement and construction (“EPC”) contractor. In addition to building SEFs using products manufactured by LDK Solar Co., Ltd. (“LDK”), our parent company, we also sell solar modules and balance of system components manufactured by third party vendors to other integrators in the U.S., Asian, and European markets. In addition to designing, engineering and constructing large-scale SEFs, we also provide long-term operations and maintenance (“O&M”) services through our proprietary O&M program SPIGuardian™ . This service program provides a comprehensive suite of services that engage upon a facility’s commissioning to provide performance monitoring, system reporting, preventative maintenance and full warranty support over the anticipated life of the SEF. While SPI still considers O&M services to be within its core competencies, we are currently exploring third party outsourcing for these services on a going forward basis to assist in the reduction of operating expenses.

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

Liquidity and Capital Resources

A summary of the sources and uses of cash and cash equivalents is as follows (in thousands):

	For the Six Months Ended June 30,
	2013	2012
	(as restated, see Note 19)
Net cash from operating activities	$(13,272)	$(11,051)
Net cash from investing activities	(1,440)	(4,223)
Net cash from financing activities	(3,316)	14,684
Effect of exchange rate changes on cash	377	(543)
Net decrease in cash and cash equivalents	$(17,651)	$(1,133)

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

Net cash in operating activities of $13.3 million for the six months ended June 30, 2013 included a net loss of $10.0 million offset in part by non-cash items included in net loss, consisting of bad debt expense of $4.1 million depreciation and amortization of $0.6 million related to property and equipment, amortization of intangible assets of $0.3 million, stock-based compensation expense of $0.1 million, offset by operating income from the solar system subject to financing obligation of $0.6 million. Also contributing to cash from operating activities were increases in notes receivable of $30.6 million, decreases in accounts receivable of $16.5 million, decreases in costs and estimated earnings in excess of billing on uncompleted contracts of $12.9 million, decreases in billings in excess of costs and estimated earnings on uncompleted contracts of $4.2 million, decreases of accounts payable of $3.7 million, decreases in related party accounts payable of $1.7, increases in accrued liabilities of $1.6 million, decreases in construction in progress of $1.2 million and decreases in inventories of $0.2 million.

Net cash in investing activities of $1.4 million for the six months ended June 30, 2013 resulting from cash loaned to customers in exchange for a promissory note of $1.3 million and payments for the acquisition of property, plant and equipment of $0.2 million.

           Net cash in financing activities was $3.3 million for the six months ended June 30, 2013 and resulted primarily from proceeds from lines of credit and construction loans of $2.6 million, offset by principal payments on loans and lease obligations of $5.8 million and an increase in restricted cash of $0.1 million.

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

SOLAR POWER, INC.

Date: January 2, 2014	/s/ Charlotte Xi
Charlotte Xi,
Interim Chief Financial Officer (Principal Accounting Officer and Principal Financial Officer)