Form 10-K
period 2013-12-31
Solar Power, Inc.
filed 2014-04-15
CIK 1210618

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2013

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from:               to           .

Commission File Number 000-50142

SOLAR POWER, INC.

(Exact name of registrant as specified in its charter)

California	20-4956638
(State or Other Jurisdiction of	(I.R.S. Employer
Incorporation or Organization)	Identification Number)

3400 Douglas Boulevard, Suite 285
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer“, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No  ☒

The aggregate market value of voting stock held by non-affiliates computed by reference to the price at which the common equity was last sold as of the last business day of the registrant’s most recently completed second fiscal quarter, June 30, 2013, was $5,946,434. For purposes of this computation, it has been assumed that the shares beneficially held by directors and officers of registrant were “held by affiliates”; this assumption is not to be deemed to be an admission by such persons that they are affiliates of registrant.

The number of shares of registrant’s common stock outstanding as of April 15, 2014 was 198,214,456.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Definitive Proxy Statement for its Annual Meeting of Stockholders, which Definitive Proxy Statement will be filed with the Securities and Exchange Commission not later than 120 days after the registrant’s fiscal year-ended December 31, 2013, are incorporated by reference into Part III of this Form 10-K; provided, however, that any information in such proxy statement that is not required to be included in this Annual Report on Form 10-K, shall not be deemed to be incorporated herein by reference or filed as a part of this Annual Report on Form 10-K

i

NOTE REGARDING FORWARD-LOOKING STATEMENTS

As used in this Annual Report on Form 10-K, unless otherwise indicated, the terms “we“, “us“, “our” and the “Company” refer to Solar Power, Inc., a California corporation and its wholly-owned subsidiaries.

This Annual Report on Form 10-K for the fiscal year ended December 31, 2013, and information we provide in our press releases, telephonic reports and other investor communications, including those on our website, contains forward-looking statements within the meaning of the Securities Exchange Act of 1934 and the Securities Act of 1933, which are subject to risks, uncertainties, and assumptions that are difficult to predict. All statements in this Annual Report on Form 10-K, other than statements of historical fact, are forward-looking statements. These forward-looking statements are made pursuant to safe harbor provisions of the Private Securities Litigation Reform Act of 1995. The forward-looking statements include statements, among other things, with respect to anticipated future events, including anticipated trends and developments in and management plans for our business and the markets in which we operate and plan to operate; future financial results, operating results, revenues, gross profit, operating expenses, projected costs, and capital expenditures; sales and marketing initiatives; competitive position; and liquidity, capital resources, and availability of future equity capital on commercially reasonable terms. Forward-looking statements can be identified by the use of words such as “expect“, “plan“, “will“, “may“, “anticipate“, “believe“, “estimate“, “should“, “intend“, “forecast“, “project” the negative or plural of these words, and other comparable terminology. Our forward-looking statements are only predictions based on our current expectations and our projections about future events. All forward-looking statements included in this Annual Report on Form 10-K are based upon information available to us as of the filing date of this Annual Report on Form 10-K. You should not place undue reliance on these forward-looking statements. We undertake no obligation to update any of these forward-looking statements for any reason. These forward-looking statements involve known and unknown risks, uncertainties, and other factors that may cause our actual results, levels of activity, performance, or achievements to differ materially from those expressed or implied by these statements. These factors include the matters discussed in the section entitled Item 1A — Risk Factors, and elsewhere in this Annual Report on Form 10-K. You should carefully consider the risks and uncertainties described under this section.

PART I

ITEM 1.     BUSINESS

Overview

Solar Power, Inc. and its subsidiaries (collectively the “Company”), a California corporation, is a global solar energy facility (“SEF”) developer offering high-quality, low-cost distributed generation and utility-scale SEF development services. Primarily, we partner with developers around the world who hold large portfolios of SEF projects for whom we serve as co-developer and engineering, procurement and construction (“EPC”) contractor. In addition to developing SEFs using products manufactured by LDK Solar Co., Ltd. (“LDK”), our parent company, we also sell solar modules and balance of system components manufactured by third party vendors to other integrators in the U.S., Asian, and European markets.

In addition to designing, engineering and constructing large-scale SEFs, we also provide long-term operations and maintenance (“O&M”) services through our proprietary O&M program SPIGuardianTM. This service program provides a comprehensive suite of services that commence upon a facility’s commissioning to provide performance monitoring, system reporting, preventative maintenance and full warranty support over the anticipated life of the SEF. While we still consider our O&M services to be within our core competencies, we have obtained third party outsourcing for these services to assist in the reduction of operating expenses.

As shown in the accompanying Consolidated Financial Statements, we incurred a net loss of $32.2 million during the year ended December 31, 2013 and had an accumulated deficit of $56.1 million as of December 31, 2013. Working capital levels have decreased significantly from $22.4 million at December 31, 2012 to negative $36.6 million at December 31, 2013. Our parent company, LDK Solar Co., Ltd. (“LDK”), who owns approximately 71% of our outstanding Common Stock, has disclosed publicly that it had a net loss and negative cash flows from operations for the year ended December 31, 2012 and has a working capital deficit and was not in compliance with certain financial covenants on its indebtedness at December 31, 2012. LDK’s publicly available interim financial information for 2013 shows no significant improvement. In February 2014, LDK filed an application for provisional liquidation in the Cayman Islands in connection with its plans to resolve its offshore liquidity issues. The liquidity issues experienced by LDK have impacted our relationship with China Development Bank (“CDB”), who was to partner with us to provide construction and term financing for our New Jersey and Greek solar development projects. We have experienced cash flow issues due to delays in connection with CDB financing and an inability to extract working capital from completed projects. As a result, we have reduced large portions of our operations and focused on maintaining minimal operating expenses via outsourcing EPC services on our existing projects in New Jersey and elsewhere. In addition, we are focusing on managing our current development portfolio in Hawaii and New Jersey and have ceased our sales efforts in other regions until our longer term cash flow requirements significantly improve. The release of CDB term financing for projects completed and commissioned would significantly improve the cash flow situation and our ability to expand project development efforts. Furthermore, in March 2014, we received notice from Cathay Bank stating that we are in default under our Business Loan Agreement. These factors raise substantial doubt as to our ability to continue as a going concern. While our management believes that it has a plan to satisfy liquidity requirements for the next six months there is no assurance that our plan will be successfully implemented. For further discussion, see Note 2 — Going Concern Considerations and Management’s Plan of the Notes to the Consolidated Financial Statements for the year ended December 31, 2013.

In December 2006, we became a public company through a reverse merger with Solar Power, Inc., a Nevada corporation (formerly Welund Fund, Inc.). On March 31, 2011, LDK obtained a controlling interest in Solar Power, Inc. by making a significant investment that provided working capital and broader relationships that allowed us to more aggressively pursue commercial and utility projects globally in 2011. LDK’s modules have been used in the majority of the systems we produce; however, we maintain relationships with other module manufacturers when circumstances call for an alternative to LDK’s line of modules. See Note 2 — Going Concern Considerations and Management’s Plan to the Notes to the Consolidated Financial Statements for further discussion related to the accounts payables with LDK.

In June 2012, we acquired Solar Green Technology S.p.A (“SGT”), a SEF developer headquartered in Milan, Italy, from LDK Solar Europe Holding S.A (“LDK Europe”) and the two founders of SGT. Because LDK Europe is a wholly-owned subsidiary of our parent, LDK, the acquisition was treated as a transaction between entities under common control. In accordance with ASC Topic 805, Business Combinations, these financial statements reflect the combination of Solar Power, Inc., and SGT’s financial statements for all periods presented under which both entities were under the common control of LDK. LDK obtained a controlling interest in SGT on July 20, 2009. LDK obtained a controlling interest in Solar Power, Inc. on March 31, 2011. As such, the Company recognized the assets and liabilities of SGT (the accounting receiving entity) at their historical carrying values in accordance with U.S. GAAP and has recast the assets and liabilities of the legacy Solar Power, Inc. entity (the transferring entity) to reflect carrying value of the parent, LDK, which were stepped up to fair value on March 31, 2011 upon LDK obtaining a controlling interested in Solar Power, Inc. In November 2013, the board of directors of SGT approved a voluntary plan for liquidation. On December 30, 2013, the board of directors of SGT appointed a liquidator. Under Italian regulations, the liquidation process is controlled and carried out by the liquidator and the Company has no ability to exercise influence over SGT. As a result of these actions, the Company deconsolidated SGT on December 30, 2013 when the Company ceased to have a controlling financial interest in SGT. The Company recognized a gain on deconsolidation of $3.5 million which was recognized in other income in the statement of operations as the liquidation is a run-off of operations. Additionally, the Company deconsolidated net liabilities owned by SGT to LDK of $2.0 million. As LDK is the Company’s parent company, this portion of the deconsolidation was treated as debt forgiveness and a capital transaction recorded as an increase to additional paid in capital. SGT currently has insufficient funds to fund the SGT liquidation process. In the event SGT does not receive additional funds needed to proceed with the liquidation, SGT will likely be forced to file for bankruptcy protection.

Our Strategy

Our business strategy is to maintain control of our supply chain, including engineering, procurement, construction, and manufacturing to ensure top-quality products, systems and margin optimization. We provide customers turnkey project development and EPC contractor services, essentially consisting of project financing and post construction asset management of the SEFs through the Company’s O&M services offering SPI Guardian. The end results are to deliver highly efficient and cost effective, world-class solar solutions.

As conventional energy costs rise and fossil fuels dwindle globally, the deployment of renewable energy grows. We believe solar energy will play an increasingly important role in the long term as a growing number of energy independence strategies are deployed worldwide. We presently are focused on the following steps to implement our business strategy:

•

Engineering, procurement, and construction excellence. As an experienced designer and builder of small- and large-scale solar systems, we are in a position to identify potential efficiencies at a system level. Our experience in design and construction has led to innovative products and construction techniques that result in lower-cost-per-watt installations than our competitors.

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

Competition

The solar power market is intensely competitive and rapidly evolving, and we compete with major international and domestic companies. Our major competitors in the development of SEFs include completely vertically integrated companies such as SunPower Corporation and First Solar, and companies such as Sun Edison (a wholly owned subsidiary of MEMC Electronic Materials, Inc.) plus numerous regional developers. We compete in the sale of our balance of system products with other manufacturers of racking systems for solar modules. The entire solar industry also faces competition from other power generation sources, both conventional sources, as well as other emerging technologies. Solar power has certain advantages and disadvantages when compared to other power generating technologies. The advantages include the ability to deploy products in many sizes and configurations, install products almost anywhere in the world, provide reliable power for many applications, serve as both a power generator and the skin of a building and eliminate air, water and noise emissions.

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

Suppliers

There are numerous suppliers of solar modules in the industry, and we have sourced modules from several of them. There does not appear to be a shortage of modules or raw materials used in the manufacture of solar modules required for our SEFs. We anticipate that our primary source of modules will be through LDK, although we are not contractually obligated to purchase solely from LDK.

Sales and Marketing

Our products and services are largely represented through our Company’s sales force located in California. To ensure adequate coverage of the markets we are targeting, we also work with outside sales representatives to cultivate opportunities. These representatives currently cover all viable solar markets; however our primary focus is on the United States (“U.S.”).

Employees

As of December 31, 2013, we had 13 employees, all of whom were full-time. Eleven employees were located in the U.S., and two employees were located Shanghai, China. None of our employees are represented by a labor union nor are we organized under a collective bargaining agreement. We have never experienced a work stoppage and believe that our relations with our employees are good. As of March 31, 2014, we had 15 full-time employees, of which 13 were located in the U.S. and two were located in China.

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

The execution of our strategy is dependent upon the continued availability of third-party financing arrangements for our customers.

Generally, our customers must enter into agreements to finance the construction and purchase of our SEF projects. These structured finance arrangements are complex and rely heavily on the creditworthiness of the customer, as well as required returns of the financing companies. Depending on the status of financial markets and general economic conditions overall, financial institutions may be unwilling or unable to finance the cost of construction of our SEF projects. Lack of credit for our customers or restrictions on financial institutions extending such credit will severely limit our ability to maintain or grow our revenues. In addition, an increase in interest or lending rates or a reduction in the supply of project debt financing could reduce the number of solar projects that receive financing, making it difficult for our customers to secure the financing necessary to develop, build, purchase or install an SEF on favorable terms, or at all, and thus lower demand for our SEFs which could limit our growth or reduce our net sales. We are currently seeking debt financing from CDB for customers of three completed projects in Greece. Without such financing, the Company will collect the outstanding development and construction receivables on the projects from the cash flow generated by the project operations over an extended period of time.

Our failure to raise additional capital or generate the significant capital necessary to maintain or expand our operations, or for construction of SEFs, could reduce our ability to compete and could harm our business growth or materially effect our operations.

We expect that our existing cash and cash equivalents, together with collections of our accounts receivable, notes receivable, and costs and estimated earnings in excess of billings on uncompleted contracts, and other cash flows from operations in 2014, will be sufficient to meet our anticipated cash needs to fund operating expenses but generally inadequate to pursue new development projects without additional sources of new capital. However, the timing and amount of our working capital and capital expenditure requirements may vary significantly depending on numerous factors, including the timing of payments from our customers, which have often been slow and late, and the demands of our largest creditor, LDK Solar Co., Ltd. (“LDK”), for immediate payment of amounts owed for solar panels we sold last year and for which we are still awaiting payment from our customer. Further, payments owed to us from completed projects continue to be uncollected, pending customer financing, and although presently owed to us, the cost of litigation would further reduce needed operational cash and not necessarily lead to collection. We have filed appropriate liens and secured our position on finished and in-process projects, but customer fulfillment of long term financing continues to impede timely collection. Any growth in our business depends on our ability to finance multiple development projects simultaneously, and there are serious doubts whether we can finance single projects given the continuing restrictions on debt. In many cases we will need to self-fund development costs for large projects, pending finalization of construction and project financing. These additional costs may result in greater fixed costs and operating expenses well in advance of the collection of revenues, and may be at risk if ultimate construction financing or long-term customer financing are not obtained. Without access to working capital from profitable operations, through equity, or by incurring additional debt, we may not be able to execute our growth strategy or pursue additional projects, which could adversely impact our results of operations, and may impair our longer term viability.

Our ability to secure project financing for project development and our outstanding loans and line of credit from CDB may be adversely impacted by LDK Solar’s liquidation and our default under our Cathay Bank loan agreement.

As shown in the accompanying consolidated financial statements, the Company incurred a net loss of $32.2 million during the year ended December 31, 2013 and has an accumulated deficit of $56.1 million as of December 31, 2013. Working capital levels have decreased significantly from $22.4 million at December 31, 2012 to negative $36.6 million at December 31, 2013. In February 2014, the Company’s parent company, LDK, who owns approximately 71% of the Company’s outstanding Common Stock, announced that LDK filed an application for provisional liquidation in the Cayman Islands in connection with its plans to resolve its offshore liquidity issues. It is unknown at this time if LDK’s joint provisional liquidation will require or result in the Company disposing of assets in an orderly manner, in a liquidation scenario or at all. If the Company is required to dispose of assets to satisfy LDK’s creditors, it could result in the Company incurring losses.

We are experiencing the following risks and uncertainties in our business:

•

As of December 31, 2013 and 2012, the Company has accounts payable due to LDK of $50.9 million and $51.8 million, respectively. All of the accounts payable due to LDK are currently past due and payable to LDK. Although there are no formal agreements, LDK has verbally indicated that it will not demand payment until the receivable from the customer has been collected. In light of LDK's recent filing for liquidation, it is unclear whether or not LDK will be able to continue to allow the Company to defer repayment to LDK. Should LDK change its position and demand payment for the past due amount prior to collection of the related receivable from the customer, the Company does not have the ability to make the payment currently due without additional sources of financing or accelerating the collection of outstanding receivables. With LDK as a majority shareholder, the significant risks and uncertainties associated with their filing for liquidation by LDK could have a significant negative impact on the financial viability of Solar Power, Inc. as well as indicate an inability for LDK to support the Company's business.

•

On March 25, 2014, Solar Power, Inc. (the “Company”) received notice from Cathay Bank stating that the Company is in default under the Business Loan Agreement dated December 26, 2011 and as amended on January 2, 2013 (the “Loan Agreement”) due to (i) the Company failing to make payments as due pursuant to the Loan Agreement and pursuant to the forbearance agreements entered into between the parties, and (ii) the guarantor, LDK, filing an application for provisional liquidation in the Cayman Islands on February 24, 2014. Based on these events of default, Cathay Bank has accelerated the entire principal balance due under the Loan Agreement. The Company owes approximately $4.25 million under the Loan Agreement, plus accrued interest and fees. The balance under the Loan Agreement will continue to incur interest at 11% per year. If the Company cannot remedy the default, the Company does not have the ability to make the payments without additional sources of financing or accelerating the collection of outstanding receivables. Since the loan balance is secured by the Company’s assets, Cathay Bank may foreclose on the collateral securing the loan which could significantly impact our business and our financial results.

•

China Development Bank (“CDB”) has provided financing for construction and project financing on certain development projects in the past. They have also executed non-binding term sheets for other projects, but there is no assurance that the projects in process will be funded by CDB. CDB has been financing the Company’s projects primarily because the Company’s majority shareholder is LDK and CDB has a long term relationship with LDK. Due to LDK’s financial difficulties and liquidation, certain financing of the Company’s projects have been delayed. If CDB will no longer provide financing for the projects, the Company will need to seek construction financing from other sources which could be very difficult given the Company’s financial condition and its recent default under the Cathay Bank loan agreement as further described below. The company has completed projects in Greece with a customer that is requesting debt term financing from CDB. Because CDB has not yet provided the term financing, the Company will collect its outstanding receivables on these projects from the operation’s cash proceeds over an extended period of time of up to six years and has reflected the receivables as noncurrent on the balance sheet. However, the customer continues to have discussions with CDB about financing, and if financing is obtained, collection of our receivables may be accelerated. The company has also completed an additional commercial scale project in New Jersey with KDC Solar, which is currently seeking debt term financing from CDB. Because CDB has not yet provided the term financing, the Company will collect its outstanding notes receivables from the operation’s cash proceeds over an extended period of time of up to fifteen years and has reflected the receivables as noncurrent on the balance sheet. However, the customer continues to have discussions with CDB about financing, and if financing is obtained, collection of our receivables may be accelerated.

•

A key term of existing project financing with CDB is that the Company must use solar panels manufactured by LDK. Currently, however, LDK has demanded payment in advance in order to procure their solar panels. If the Company is unable to make advance payments as required, the Company has and will continue to request that its customers make the required cash payments to LDK for the LDK solar panels to be utilized in projects under development. The Company continues to maintain relationships with other solar panel manufacturers when circumstances call for an alternative to LDK’s line of solar panels.

The significant risks and uncertainties described above have a significant negative impact on our financial viability and raise substantial doubt about our ability to continue as a going concern. Management has made changes to our business model by managing cash flow through cost cutting measures, securing project financing before commencing further project development, and requesting that our customers make cash payments for solar panels for projects under development. If the noted banks should call the debt or LDK demand payment of amounts owed by us prior to collection of the related receivables, management plans to obtain additional debt or equity financing. There is no assurance that management’s plans to accelerate the collection of outstanding receivables or to obtain additional debt or equity financing will be successfully implemented, or implemented on terms favorable to us. As of December 31, 2013, the Company had $1.0 million in cash and cash equivalents. The Consolidated Financial Statements do not include any adjustments related to the recoverability and classification of recorded assets or the amounts and classification of liabilities or any other adjustments that might result from the outcome of this uncertainty.

Our wholly-owned subsidiary SGT has appointed a liquidator to liquidate SGT’s assets. In the event, SGT has insufficient funds to fund the liquidation process, SGT may be forced into bankruptcy.

On December 30, 2013, the board of directors of SGT appointed a liquidator. Under Italian regulations, the liquidation process is controlled and carried out by the liquidator and the Company has no ability to exercise influence over SGT. SGT currently has insufficient funds to fund the SGT liquidation process. In the event SGT does not receive additional funds needed to proceed with the liquidation, SGT will likely be forced to file for bankruptcy protection. Upon filing for bankruptcy, the trustee for the SGT bankruptcy is required under Italian law to review SGT’s background and recent history and may bring actions against SGT’s officers, directors and the Company if it can be shown that such persons harmed SGT.

Recent changes to our business strategy provides a limited history on which to base our prospects and anticipated results of operations.

We commenced solar power-related operations in June 2006 and began manufacturing solar modules in April 2007. During 2013, we continued to eliminate and/or consolidate our wholly owned subsidiaries, to focus more strategically on utility construction projects. In 2012, our operating focus shifted principally to the construction of SEFs. A SEF is a complete solar array that is designed and constructed to produce electricity from the sun (DC power) and then convert it, as necessary, to AC power through an inverter to produce power for the end user. We have constructed SEFs mounted on rooftops, parking lot structures and on the ground. Moreover, due to the strategic change in our focus and revenue generating efforts in 2012, our prior operating history and our historical operating results may not provide a meaningful basis for evaluating our business, financial performance and prospects. We have incurred net losses since our inception and as of December 31, 2013, we had an accumulated deficit of approximately $56.1 million. We may be unable to achieve or maintain profitability in the future.

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

•

Availability and pricing of raw materials, such as solar cells and wafers and potential delays in delivery of components or raw materials by our suppliers. Solar cells represent over 50% of our direct material cost and fluctuations in pricing or availability of cells will have material impact to our costs and margins;

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

•

Any payments required to be made to Cathay Bank to satisfy the Company’s past due obligations; to the SGT liquidator or the SGT bankruptcy trustee if it is determined the Company has liabilities in connection with SGT’s liquidation or bankruptcy; to LDK in the event LDK or its liquidators begins collections on the accounts payables to LDK;

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

Warranty and product liability claims may result from defects or quality issues in certain third-party technologies and components that we incorporate into our solar power systems, particularly solar cells and panels, over which we have no control. While our agreements with our suppliers generally include warranties, those provisions may not fully compensate us for any loss associated with third-party claims caused by defects or quality issues in these products. In the event we seek recourse through warranties, we will also be dependent on the creditworthiness and continued existence of these suppliers. Because we have largely used solar panels purchased from LDK for past projects and will continue to purchase solar panels from LDK, we may be exposed to increased risk that LDK may not perform under its warranties due to LDK’s liquidation and in the event LDK becomes insolvent.

We may be unable to achieve our goal of reducing the cost of installed solar systems, which may negatively impact our ability to sell our products in a competitive environment, resulting in lower revenues, gross margins and earnings.

To reduce the cost of installed solar systems, as compared against the current cost, we will have to achieve cost savings across the entire value chain from designing to manufacturing to distributing to selling and ultimately to installing solar systems. We have identified specific areas of potential savings and are pursuing targeted goals. However, such cost savings are especially dependent upon factors outside of our direct control, including the cost of raw materials, the cost of both manufacturing and installation labor, and the cost of financing systems. If we are unsuccessful in our efforts to lower the cost of installed solar systems, our revenues, gross margins and earnings may be negatively impacted.

Management has identified material weaknesses in our internal control over financial reporting. Additionally, management may identify material weaknesses in the future that could adversely affect investor confidence, impair the value of our common stock and increase our cost of raising capital.

Management identified material weaknesses in our internal control over financial reporting and our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure and internal controls and procedures were not effective at a reasonable assurance level as of December 31, 2013. There can be no assurance as to how quickly or effectively our remediation steps will remediate the material weakness in our internal control over financial reporting or that additional material weaknesses will not be identified in the future.

Any failure to remedy additional deficiencies in our internal control over financial reporting that may be discovered in the future or to implement new or improved controls, or difficulties encountered in the implementation of such controls, could harm our operating results, cause us to fail to meet our reporting obligations or result in material misstatements in our financial statements. Any such failure could, in turn, affect the future ability of our management to certify that our internal control over our financial reporting is effective. Inferior internal control over financial reporting could also subject us to the scrutiny of the SEC and other regulatory bodies which could cause investors to lose confidence in our reported financial information and could subject us to civil or criminal penalties or shareholder litigation, which could have an adverse effect on the trading price of our common stock.

In addition, if we or our independent registered public accounting firm identify additional deficiencies in our internal control over financial reporting, the disclosure of that fact, even if quickly remedied, could reduce the market’s confidence in our financial statements and harm our share price. Furthermore, additional deficiencies could result in future non-compliance with Section 404 of the Sarbanes-Oxley Act of 2002. Such non-compliance could subject us to a variety of administrative sanctions, including review by the SEC or other regulatory authorities.

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

We transact business in a variety of currencies, including the U.S. dollar, the Chinese Yuan Renminbi (“RMB”), and the Euro. We make all sales in both U.S. dollars and the Euro and we incur operating expenses in RMB and in Euros. Changes in exchange rates would affect the value of deposits of currencies we hold. Fluctuations in exchange rates may affect product demand and may adversely affect our profitability in U.S. dollars to the extent the price of our solar modules and cost of raw materials, labor, and equipment is denominated in a foreign currency. We do not currently hedge against our exposure to currency risk described above.

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

As of December 31, 2013, we had 198,214,456 shares of common stock outstanding. LDK holds 141,517,570 shares of common stock or approximately 71% of total common stock outstanding. The possibility that substantial amounts of our outstanding common stock may be sold by LDK or the perception that such sales could occur, often called “equity overhang“, could adversely affect the market price of our common stock and could impair our ability to raise additional capital through the sale of equity securities in the future.

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

ITEM 1B     UNRESOLVED STAFF COMMENTS

None.

ITEM 2          PROPERTIES

Our corporate headquarters are located in Roseville, California in an office space of 2,797 square feet which is under a one year lease that expires in July 2014. We occupy approximately 4,000 square feet of office space in San Francisco, California, for financial reporting, legal and business development, under a lease that expires in January 2017. The Company retains 1,680 square feet of warehouse space in Rocklin, California under a lease that expires in July 2017.

ITEM 3          LEGAL PROCEEDINGS

Except as set forth below, we are not a party to any pending legal proceeding. We are not aware of any pending legal proceeding to which any of our officers, directors, or any beneficial holders of 5% or more of our voting securities are a party that may have a material adverse effect to the Company’s business and consolidated financial position, results of operations or cash flows.

On July 26, 2013, we filed a complaint against Seashore Solar, Inc. and Seashore Solar Development, LLC (collectively “Seashore”) and KDC Solar RTC, LLC (“KDC”) in the Superior Court of New Jersey, Chancery Division, Somerset County, under Docket No. SOM-C-12042-13. This lawsuit relates to a solar power project in Egg Harbor Township, New Jersey (the “project”). We sold solar panels to Seashore for use in the Project. The unpaid portion of the purchase price for the panels is approximately $2,800,000. We also entered into an EPC agreement with Seashore with regard to the Project. Seashore sold the Project to KDC and is no longer in a position to satisfy its obligations under the EPC agreement. We are seeking damages from Seashore for the unpaid solar panels and breach of the EPC agreement. The parties are in the process of negotiating a settlement agreement.

In November 2013, the board of directors of SGT approved a voluntary plan for liquidation. On December 30, 2013, the board of directors of SGT appointed a liquidator. Under Italian regulations, the liquidation process is controlled and carried out by the liquidator and the Company has no ability to exercise influence over SGT. SGT currently has insufficient funds to fund the SGT liquidation process. In the event SGT does not receive additional funds needed to proceed with the liquidation, SGT will likely be forced to file for bankruptcy protection. From time to time, we also are involved in various other legal and regulatory proceedings arising in the normal course of business. While we cannot predict the occurrence or outcome of these proceedings with certainty, we do not believe that an adverse result in any pending legal or regulatory proceeding, individually or in the aggregate, would be material to our consolidated financial condition or cash flows; however, an unfavorable outcome could have a material adverse effect on our results of operations for a specific interim period or year.

ITEM 4          MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5          MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock began trading on the Over the Counter Bulletin Board (OTCBB) under the symbol “SOPW.OB” on September 25, 2007. The quarterly high and low bid information in U.S. dollars on the OTCBB of our common shares during the periods indicated are as follows:

	High Bid	Low Bid
Fiscal Year Ended December 31, 2013
Fourth Quarter to December 31, 2013	$0.42	$0.06
Third Quarter to September 30, 2013	$0.22	$0.03
Second Quarter to June 30, 2013	$0.06	$0.03
First Quarter to March 31, 2013	$0.12	$0.05
Fiscal Year Ended December 31, 2012
Fourth Quarter to December 31, 2012	$0.10	$0.05
Third Quarter to September 30, 2012	$0.30	$0.09
Second Quarter to June 30, 2012	$0.54	$0.20
First Quarter to March 31, 2012	$0.70	$0.32

These Over-the-Counter Bulletin Board bid quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions. On December 31, 2013, the last reported sale price for our common stock was $0.17 per share.

As of April 4, 2014 we had approximately 66 holders of record of our common stock.

We have never declared or paid cash dividends on our common stock and do not anticipate paying any cash dividends on our common stock in the foreseeable future.

Recent Sales of Unregistered Securities

None.

Securities Authorized for Issuance under Equity Compensation Plans

On November 15, 2006, subject to approval of the Stockholders, the Company adopted the 2006 Equity Incentive Plan reserving 9% of the outstanding shares of common stock of the Company (“2006 Plan”). On February 7, 2007, our stockholders approved the 2006 Plan reserving 9% of the outstanding shares of common stock of the Company pursuant to the Definitive Proxy on Schedule 14A filed with the Commission on January 22, 2007.

The following table provides aggregate information as of December 31, 2013 with respect to all compensation plans (including individual compensation arrangements) under which equity securities are authorized for issuance:

Plan Category	Number of Securities to be issued upon exercise of of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities Remaining available for future issuance under equity compensation plans (excluding securities reflected in the first column)
Equity Compensation Plans approved by security holders	7,332,000	$0.24	10,370,106	(1)
Equity Compensation Plans not approved by security holders	—	—	—
TOTAL:	7,332,000	$0.24	10,370,106	(1)

(1)

Includes number of shares of common stock reserved under the 2006 Equity Incentive Plan (the “Equity Plan”) as of December 31, 2013, which reserves 9% of the outstanding shares of common stock of the Company, plus outstanding warrants.

Issuer Purchase of Equity Securities

None.

ITEM 6.     SELECTED FINANCIAL DATA

Pursuant to Item 301(c) of Regulation S-K., the Company, as a smaller reporting company, is not required to provide the information required by this item.

ITEM 7 — MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion highlights what we believe are the principal factors that have affected our financial condition and results of operations, as well as our liquidity and capital resources for the periods described. This discussion should be read in conjunction with our financial statements and related notes appearing elsewhere in this Annual Report. This discussion contains “forward-looking statements“, which can be identified by the use of words such as “expects“, “plans“, “will“, “may“, “anticipates“, “believes“, “should“, “intends“, “estimates” and other words of similar meaning. These forward-looking statements are subject to risks and uncertainties that may cause actual results to differ materially from those expressed or implied by these forward-looking statements. Such risks and uncertainties include, without limitation, the risks described in Part I on page 4 of this Annual Report, and the risks described in Item 1A, Page 7 above.

The following discussion is presented on a consolidated basis, and analyzes our financial condition and results of operations for the years ended December 31, 2013 and 2012.

Unless the context indicates or suggests otherwise reference to “we”, “our”, “us” and the “Company” in this section refers to the consolidated operations of Solar Power, Inc.

Overview

Solar Power, Inc. and its subsidiaries (collectively the “Company”) is a global solar energy facility (“SEF”) developer offering high-quality, low-cost distributed generation and utility-scale SEF development services. Primarily, we partner with developers around the world who hold large portfolios of SEF projects for whom we serve as co-developer and engineering, procurement and construction (“EPC”) contractor. In addition to building SEFs using products manufactured by LDK Solar Co., Ltd. (“LDK”), our parent company, we also sell solar modules and balance of system components manufactured by third party vendors to other integrators in the U.S., Asian, and European markets. In addition to designing, engineering and constructing large-scale SEFs, we also provide long-term operations and maintenance (“O&M”) services through our proprietary O&M program SPIGuardian. This service program provides a comprehensive suite of services that engage upon a facility’s commissioning to provide performance monitoring, system reporting, preventative maintenance and full warranty support over the anticipated life of the SEF. While we still consider our O&M services to be within our core competencies, we have obtained third party outsourcing for these services to assist in the reduction of operating expenses.

On March 31, 2011, LDK Solar Co., Ltd. (“LDK”) obtained a controlling interest in Solar Power, Inc. by making a significant investment in our business that provided working capital and broader relationships that allowed us to more aggressively pursue commercial and utility projects globally. At December 31, 2013, LDK owns approximately 71% of the Company’s outstanding Common Stock. LDK’s modules have been used in the majority of the systems we produce; however, we maintain relationships with other module manufacturers when circumstances call for an alternative to LDK’s line of modules. In February 2014, LDK announced that LDK made a filing with the court for the appointment of joint provisional liquidators in connection with its plans to resolve its offshore liquidity issues. See Note 2 — Going Concern Considerations and Management’s Plan of the Notes of the Consolidated Financial Statements for further discussion related to the accounts payables with LDK.

In June 2012, we acquired Solar Green Technology S.p.A. (“SGT”), a SEF developer headquartered in Milan, Italy, from LDK Solar Europe Holding S.A (“LDK Europe”) and the two founders of SGT. Because LDK Europe is a wholly-owned subsidiary of our parent, LDK, the acquisition was treated as a transaction between entities under common control. LDK obtained a controlling interest in SGT on July 20, 2009. LDK obtained a controlling interest in Solar Power, Inc. on March 31, 2011. As such, the Company recognized the assets and liabilities of SGT (the accounting receiving entity) at their historical carrying values in accordance with U.S. GAAP and recast the assets and liabilities of the legacy Solar Power, Inc. entity (the transferring entity) to reflect carrying value of the parent, LDK, which were stepped up to fair value on March 31, 2011 upon LDK obtaining a controlling interested in Solar Power, Inc. Upon LDK acquiring its controlling interest in Solar Power, Inc. on March 31, 2011, the equity of the new reporting entity for the combined financial statements of Solar Power, Inc. and SGT reflected the Preferred and Common Stock of Solar Power, Inc. and associated additional paid-in capital and SGT’s retained earnings (accumulated deficit) and foreign currency translation at March 31, 2011. Adjustments to eliminate the capital share accounts of SGT were recorded to additional paid-in capital. See Note 5 — Acquisition of Solar Green Technology of the Notes of the Consolidated Financial Statements for further discussion related to the accounts payables with LDK. As a result of the transaction, in July 2012, we issued 9,771,223 shares of its Common Stock to LDK Europe, a wholly owned subsidiary of LDK, wherein LDK retained ownership of approximately 71% of our outstanding Common Stock as of December 31, 2012. Due to SGT’s continuing loss position and our liquidity issue, in November 2013, the board of directors of SGT approved a voluntary plan for liquidation. On December 30, 2013, the board of directors of SGT appointed a liquidator. Under Italian regulations, the liquidation process is controlled and carried out by the liquidator and the Company has no ability to exercise influence over SGT. As a result of these actions, the Company deconsolidated SGT on December 30, 2013 when the Company ceased to have a controlling financial interest in SGT. The Company recognized a gain on deconsolidation of $3.5 million which was recognized in other income in the statement of operations as the liquidation is a run-off of operations. Additionally, the Company deconsolidated net liabilities owned by SGT to LDK of $2.0 million. As LDK is the Company’s parent company, this portion of the deconsolidation was treated as debt forgiveness and a capital transaction recorded as an increase to additional paid in capital. SGT currently has insufficient funds to fund the SGT liquidation process. In the event SGT does not receive additional funds needed to proceed with the liquidation, SGT will likely be forced to file for bankruptcy protection. See Note 6 — Deconsolidation of Solar Green Technology of the Notes of the Consolidated Financial Statements.

Critical Accounting Policies and Estimates

Principles of Consolidation — The Consolidated Financial Statements include the accounts of the Company and companies in which the Company has a controlling interest. Intercompany transactions have been eliminated. The equity method of accounting is used for investments in affiliates and other joint ventures over which the Company has significant influence but does not have effective control. Investments in affiliates in which the Company cannot exercise significant influence are accounted for on the cost method.

Management also evaluates whether an interest is a variable interest entity and whether the Company is the primary beneficiary. Consolidation is required if both of these criteria are met. The Company does not have any variable interest entities requiring consolidation.

If the entity is not considered a variable interest entity, it is treated as a voting interest entity, and the Company applies the guidance of ASC 810-20 – “Control of Partnerships and Similar Entities”, in determining whether the entity should be consolidated. The Company does not hold interests in any partnerships or similar entities requiring consolidation.

Equity Method – Investee companies that are not consolidated, but over which the Company exercises significant influence, are accounted for under the equity method of accounting. Whether or not the Company exercises significant influence with respect to an Investee depends on an evaluation of several factors, including, among others, representation on the Investee company’s board of directors and ownership level. Under the equity method of accounting, an Investee company’s accounts are not reflected within the Company’s Consolidated Balance Sheets and Statements of Operations; however, the Company’s share of the earnings or losses of the Investee company is reflected in the caption ““Equity loss—share of Investee company losses’’ in the Consolidated Statements of Operations since the activities of the investee are closely aligned with the operations of our business segment. The Company’s carrying value in an equity method Investee company is reflected in the caption ““Investment in affiliates’’ in the Company’s Consolidated Balance Sheets. We evaluate our equity method investments whenever events or changes in circumstance indicate that the carrying amounts of such investments may be impaired. If a decline in the value of an equity method investment is determined to be other than temporary, a loss is recorded in earnings in the current period. We determined the fair value of our investment in KDC Solar Mountain Creek Parent LLC (the “LLC”) was $7.5 million based on an income approach applying discounted cash flows to measure the fair value using a 10% discount rate. We also used a market approach by comparing the fair value to other similar sized MW photovoltaic solar electricity projects taking into consideration the expected time and cost to complete the project. As a result, we recorded a $7.5 million impairment charge in the Consolidated Statement of Operations during the year ended December 31, 2013. There were no earnings or losses recorded from our equity method investment.

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

The percentage-of-completion method requires the use of various estimates, including, among others, the extent of progress towards completion, contract revenues and contract completion costs. Contract revenues and contract costs to be recognized are dependent on the accuracy of estimates, including direct material and labor costs and those indirect costs related to contract performance, such as indirect labor, supplies, tools, repairs, and depreciation costs. We have a history of making reasonable estimates of the extent of progress towards completion, contract revenues and contract completion costs. However, due to uncertainties inherent in the estimation process, it is possible that actual contract revenues and completion costs may vary from estimates. Under the completed-contract method, contract costs are recorded to a construction in progress account and cash received is recorded to a liability account during the periods of construction. All revenues, costs, and profits are recognized in operations upon completion of the contract. A contract is considered complete and revenue recognized when all costs except insignificant items have been incurred and final acceptance has been received from the customer and receivables are deemed to be collectible. Provisions for estimated losses on uncompleted contracts, if any, are recognized in the period in which the loss first becomes probable and reasonably estimable.

The asset, “Costs and estimated earnings in excess of billings on uncompleted contracts” represents revenues recognized in excess of amounts billed. The liability, “Billings in excess of costs and estimated earnings on uncompleted contracts“, represents billings in excess of revenues recognized.

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

Product and Performance Warranties — The Company offers the industry standard of 25 years for our solar modules and industry standard five years on inverter and balance of system components. Due to the warranty period, we bear the risk of extensive warranty claims long after we have shipped product and recognized revenue. In our cable, wire and mechanical assemblies business, historically our warranty claims have not been material. In our solar photovoltaic business, our greatest warranty exposure is in the form of product replacement. Until the third quarter of 2007, the Company purchased its solar panels from third-party suppliers and since the third-party warranties are consistent with industry standards we considered our financial exposure to warranty claims immaterial. Certain photovoltaic construction contracts entered into during the year ended December 31, 2007 included provisions under which the Company agreed to provide warranties to the buyer, and during the quarter ended September 30, 2007 and continuing through the fourth quarter of 2010, the Company installed its own manufactured solar panels. As a result, the Company recorded the provision for the estimated warranty exposure on these contracts within cost of sales. Since the Company does not have sufficient historical data to estimate its exposure, we have looked to our own historical data in combination with historical data reported by other solar system installers and manufacturers. The Company installs panels manufactured by unrelated third parties and its parent LDK Solar Co., Ltd. We provide their pass through warranty and reserve for unreimbursed costs, such as labor, material and transportation costs to replace panels and balance of system components provided by third-party manufacturers. To the extent our estimate of warranty cost is inaccurate we may incur additional costs to satisfy our contractual obligations, and those costs may be material to our financial condition, results of operations and cash flows. Because we have largely used solar panels purchased from LDK for past projects and will continue to purchase solar panels from LDK, we may be exposed to increased risk that LDK may not perform under its warranties due to LDK’s liquidation and in the event LDK becomes insolvent.

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

Allowance for doubtful accounts — The Company regularly monitors and assesses the risk of not collecting amounts owed to the Company by customers. This evaluation is based upon a variety of factors, including an analysis of amounts current and past due along with relevant history and facts particular to the customer. It requires the Company to make significant estimates and changes in facts and circumstances could result in material changes in the allowance for doubtful accounts.

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

Recent Accounting Pronouncements

In February 2013, the FASB issued ASU No. 2013-02, Comprehensive Income—Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income, which requires entities to provide information about the amounts reclassified out of accumulated other comprehensive income by component. In addition, entities are required to present, either on the face of the statement where net income is presented or in the notes, significant amounts reclassified out of accumulated other comprehensive income by the respective line items of net income but only if the amount reclassified is required under U.S. GAAP to be reclassified to net income in its entirety in the same reporting period. For other amounts that are not required under U.S. GAAP to be reclassified in their entirety to net income, entities are required to cross-reference to other disclosures required under U.S. GAAP that provide additional detail about those amounts. The Company adopted these changes on January 1, 2013. The additional disclosures required by this ASU are included in Note 4.

In March 2013, FASB issued ASU No. 2013-05, Foreign Currency Matters—Parent’s Accounting for the Cumulative Translation Adjustment upon Derecognition of Certain Subsidiaries or Groups of Assets within a Foreign Entity or of an Investment in a Foreign Entity, which allows an entity to release cumulative translation adjustment into net income when a parent either sells a part or all of its investment in a foreign entity or no longer holds a controlling financial interest in a subsidiary or group of assets that is a nonprofit activity or a business within a foreign entity. The Company adopted these changes on January 1, 2013. The additional disclosures required by this ASU are included in Note 6.

In April 2013, the FASB issued ASU 2013-07, Liquidation Basis of Accounting, which require an entity to use the liquidation basis of accounting to present its financial statements when it determines that liquidation is imminent, unless the liquidation is the same as that under the plan specified in an entity’s governing documents created at its inception. Liquidation is imminent when the likelihood is remote that the entity will return from liquidation and either (a) a plan for liquidation is approved by the person or persons with the authority to make such a plan effective and the likelihood is remote that the execution of the plan will be blocked by other parties or (b) a plan for liquidation is being imposed by other forces (for example, involuntary bankruptcy). These changes become effective for the Company on January 1, 2014. Entities should apply the requirements prospectively from the day that liquidation becomes imminent. Management is currently evaluating the impact of this amendment on the Consolidated Financial Statements.

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

Results of Operations

Comparison of the year ended December 31, 2013 to the year ended December 31, 2012

Net sales — Net sales were $42.6 million and $100.0 million for the year ended December 31, 2013 and 2012, respectively, a decrease of $57.4 million, or 57.4%. Included in net sales for the year ended December 31, 2012 were related party sales to LDK, North Palm Springs Investments, LLC (“NPSLLC”), a wholly owned subsidiary of LDK Solar USA, Inc., and Terrasol of $35.5 million, primarily consisting of solar development project costs. The decrease in net sales for the year ended December 31, 2013 over the comparative period was primarily due to a decline in utility-scale solar projects in the U.S. We expect that net sales will remain consistent with year 2013 levels before ramping up again in the future as new project development is on hold while existing projects in process are completed and collections are achieved to provide further working capital for any new projects. Absent third party debt financing for project construction, future development will be dependent on internal cash flow.

Cost of goods sold — Cost of goods sold was $45.4 million (106.5% of net sales) and $91.4 million (91.4% of net sales) for the year ended December 31, 2013 and 2012, respectively, a decrease of $46.0 million, or 50.3%. Cost of goods sold for the year ended December 31, 2012 includes related party costs of goods sold to LDK, NPSLLC and Terrasol of $32.6 million and a provision for losses on contracts of $2.7 million due to costs incurred on the Greek project portfolio that exceeded the discounted present value of the contract. Cost of goods sold for the year ended December 31, 2013 was higher than net sales also due to the EPC arrangement on the Greek project portfolio exceeded discounted present value of the contract and a provision for losses on contracts of $2.8 million due to cost incurred on the Mountain Creek project portfolio that exceed of revenue.

Gross (losses) margins were (6.5)% and 8.6% for the years ended December 31, 2013 and 2012, respectively. Gross margins (losses) attributable to non-related parties were (6.5)% and 13.0% for years ended December 31, 2013 and 2012, respectively. The decrease in gross margin from non-related parties for the year ended December 31, 2013 over that of the comparative period was due to higher margin EPC arrangements executed in 2012. Gross margins attributable to related parties were 8.2% for the year ended December 31, 2012.

General and administrative expenses — General and administrative expenses were $17.5 million (41.1% of net sales) and $13.1 million (13.1% of net sales) for the years ended December 31, 2013 and 2012, respectively, an increase of $4.4 million, or 34.2%. The increase in general and administrative expenses for the year ended December 31, 2013 over the comparative period was primarily due to increases in bad debt expense of $8.9 million offset by decrease in professional services of $1.6 million primarily related to the SGT transaction in year 2012, personnel-related costs of $1.4 million, rent expense of $0.3 million, loss on disposal fixed assets $0.6 million. The significant increase in bad debt expense during 2013 was primarily attributable to a few specific projects where we determined the customers were either unwilling or unable to pay the outstanding balances due. We expect that general and administrative expenses, specifically personnel-related costs and professional services, will scale downward from the current period due to our recent cost reduction actions.

Sales, marketing and customer service expense — Sales, marketing and customer service expenses were $2.1 million (4.8% of net sales) and $10.6 million (10.6% of net sales) for the years ended December 31, 2013 and 2012, respectively, a decrease of $8.6 million, or 80.7%. The decrease in sales, marketing and customer service expense for the year ended December 31, 2013 over the comparative period was primarily due to decreases in commission expense of $4.6 million, write-offs of $1.3 million related to non-refundable land deposit for certain solar projects in year 2012, which were reassessed and determined to no longer be viable for development, professional service of $0.6 million and personnel-related costs of $1.5 million. We expect that sales, marketing and customer service expenses, specifically personnel-related costs and commission expense, will remain consistent with year 2013 levels before ramping in-line with increases in net sales, as noted above.

Engineering, design and product management expense — Engineering, design and product management expenses were $1.8 million (4.1% of net sales) and $2.6 million (2.6% of net sales) for the years ended December 31, 2013 and 2012, respectively, an decrease of $0.8 million, or 33.2%. The decrease in engineering, design and product management costs for the year ended December 31, 2013 over the comparative period was primarily due to a decrease in consulting and personnel-related costs of $0.8 million. We expect these expenses to decline due to lower personnel-related costs in connection with our recent decisions to outsource design and engineering services.

Impairment charge — For the year ended December 31, 2013, no impairment of goodwill was recorded.

In December 2013 we entered into an exchange and release agreement with KDC and agreed to exchange our $15.0 million note receivable due to us from KDC under the EPC agreement for construction of the Mountain Creek Project in exchange for a 64.50% limited ownership interest in KDC Solar Mountain Creek Parent LLC (the “LLC”). As a result of this transaction, we determined the fair value of our investment in the LLC was $7.5 million based on an income approach applying discounted cash flows to measure the fair value using a 10% discount rate. We also used a market approach by comparing the fair value to other similar sized MW photovoltaic solar electricity projects taking into consideration the expected time and cost to complete the project. As a result, we recorded a $7.5 million impairment charge during the three months ended December 31, 2013.

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

Interest expense — Interest expense was $4.3 million and $4.1 million, respectively, for the years ended December 31, 2013 and 2012. The increase in interest expense of $0.2 million, or 6.3%, for the year ended December 31, 2013, over the comparative period was due to an increase in the interest rate of the line of credit from Cathay Bank which offset by repayment of principal balance. We expect that interest expense will continue to fluctuate in future periods depending on the utilization of debt financing in our operations.

Interest income — Interest income was $1.7 million and $2.5 million for the years ended December 31, 2013 and 2012, respectively. The decrease in interest income of approximately $0.8 million over the comparative period was due to the collection notes receivable for certain EPC contracts between the customers and the Company. We expect that we will continue to earn interest income at similar levels in the future until the notes are repaid by the customers. We do not expect to lend to new customers in the future, as such interest income is expected to fluctuate depending on the principal balance of the currently outstanding notes receivable.

Other income(expense) — Other income, net, was $2.8 million for the year ended December 31, 2013 and Other expense, net was $0.2 million for the year ended December 31, 2012, respectively. Other income, net, for the year ended December 31, 2013 increased by $3.0 million from the comparative period mainly due to the gains from the deconsolidation of SGT. Excluding the deconsolidation gain, the balance of other income (expense) is primarily related to currency gains and losses.

Income tax expense — The Company had a provision for/(benefit from) income taxes of $0.8 million and ($0.1) million for the years ended December 31, 2013 and 2012, respectively. The Company is currently in a net cumulative loss position and has significant net operating loss carry forwards. The provision for income taxes for the year ended December 31, 2013 was primarily the result of the SGT liquidation and the related charge off of the asset created by the elimination of the intercompany gain created by the sale of an asset between the Company and SGT during 2012. The income tax benefit for the year ended December 31, 2012 primarily related to our Italy and China support entities.

Liquidity

A summary of the sources and uses of cash and cash equivalents is as follows:

	For the Years Ended December 31,
	2013	2012
Net cash provided by (used in) operating activities	11,212	$(14,397)
Net cash provided by (used in) investing activities	5,669	(7,345)
Net cash (used in) provided by financing activities	(33,599)	14,440
Effect of exchange rate changes on cash	(74)	602
Net decrease in cash and cash equivalents	$(16,792)	$(6,700)

As of December 31, 2013 and 2012, we had $1.0 million and $17.8 million, respectively, in cash and cash equivalents.

Operating Activities – Net cash provided by operating activities of $11.2 million for the year ended December 31, 2013 which resulted primarily from the decreases in costs and estimated earnings in excess of billing on uncompleted contracts of $28.7 million, decreases in construction in progress of $16.0 million, decreases in accounts receivable of $15.3 million, increases in accounts payable of $2.4 million, decreases in inventories of $1.6 million. These amounts were partially offset by the $32.2 million net loss which includes a gain on deconsolidation of SGT of $3.5 million and non-cash activity related to the solar system subject to financing obligation of $1.2 million, offset in part by non-cash items consisting of depreciation and amortization of $1.9 million, bad debt expense of $9.3 million, impairment charges of $7.5 million and impairment of project assets of $2.8 million. Also reducing the cash provided by operating activities were increases in notes receivable of $27.9 million, decreases in accrued liabilities of $4.1 million and decreases in billings in excess of costs and estimated earnings on uncompleted contracts of $4.1.

Investing Activities – Net cash provided by investing activities of $5.7 million for the year ended December 31, 2013 resulted primarily from the collection of notes receivables.

Financing Activities – Net cash used in financing activities was $33.6 million for the year ended December 31, 2013 and resulted primarily from principal payment on lines of credit and construction loans.

Capital Resources and Material Known Facts on Liquidity

As of December 31, 2013, we had $1.0 million in cash and cash equivalents, $0.4 million of restricted cash held in our name in interest bearing accounts, 44.6 million in accounts and notes receivable of which $3.9 million is due from our parent, LDK.

We incurred a net loss of $32.2 million during the year ended December 31, 2013 and have an accumulated deficit of $56.1 million as of December 31, 2013. Working capital levels have decreased significantly from $22.4 million at December 31, 2012 to negative $36.6 at December 31, 2013. In February 2014, the Company’s parent company, LDK Solar Co., Ltd. (“LDK”), who owns approximately 71% of the Company’s outstanding Common Stock, announced that LDK filed an application for provisional liquidation in the Cayman Islands in connection with its plans to resolve its offshore liquidity issues. It is unknown at this time if LDK’s joint provisional liquidation will require or result in the Company disposing of assets in an orderly manner, in a liquidation scenario or at all. If the Company is required to dispose of assets to satisfy LDK’s creditors, it could result in the Company incurring losses. These factors raise substantial doubt as to our ability to continue as a going concern. While our management believes that we have a plan to satisfy liquidity requirements for a reasonable period of time, there is no assurance that our plan will be successfully implemented. We are experiencing the following risks and uncertainties in the business:

•

As of December 31, 2013 and 2012, the Company has accounts payable due to LDK of $50.9 million and $51.8 million, respectively. All of the accounts payable due to LDK are currently past due and payable to LDK. Although there are no formal agreements, LDK has verbally indicated that it will not demand payment until the receivable from the customer has been collected. In light of LDK's recent filing for liquidation, it is unclear whether or not LDK will be able to continue to allow the Company to defer repayment to LDK. Should LDK change its position and demand payment for the past due amount prior to collection of the related receivable from the customer, the Company does not have the ability to make the payment currently due without additional sources of financing or accelerating the collection of outstanding receivables. With LDK as a majority shareholder, the significant risks and uncertainties associated with their filing for liquidation by LDK could have a significant negative impact on the financial viability of Solar Power, Inc. as well as indicate an inability for LDK to support the Company's business.

•

On March 25, 2014, Solar Power, Inc. (the “Company”) received notice from Cathay Bank stating that the Company is in default under the Business Loan Agreement dated December 26, 2011 and as amended on January 2, 2013 (the “Loan Agreement”) due to (i) the Company failing to make payments as due pursuant to the Loan Agreement and pursuant to the forbearance agreements entered into between the parties, and (ii) the guarantor, LDK, filing an application for provisional liquidation in the Cayman Islands on February 24, 2014. Based on these events of default, Cathay Bank has accelerated the entire principal balance due under the Loan Agreement. The Company owes approximately $4.25 million under the Loan Agreement, plus accrued interest and fees. The balance under the Loan Agreement will continue to incur interest at 11% per year. If the Company cannot remedy the default, the Company does not have the ability to make the payments without additional sources of financing or accelerating the collection of outstanding receivables. Since the loan balance is secured by the Company’s assets, Cathay Bank may foreclose on the collateral securing the loan which could significantly impact our business and our financial results.

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

•

With LDK as a majority shareholder, the significant risks and uncertainties noted at LDK could have a significant negative impact on the financial viability of Solar Power, Inc., as well as indicate an inability for LDK to support the Company’s business.

The significant risks and uncertainties described above have a significant negative impact on the financial viability of the Company and raise substantial doubt about the Company’s ability to continue as a going concern. Management has made changes to the Company’s business model by managing cash flow through cost cutting measures, securing project financing before commencing further project development, and requesting that the Company’s customers make cash payments for solar panels for projects under development. If the LDK or Cathay demands payment of amounts owed by the Company prior to collection of the related receivables, management plans to obtain additional debt or equity financing. There is no assurance that management’s plans to accelerate the collection of outstanding receivables or to obtain additional debt or equity financing will be successfully implemented, or implemented on terms favorable to the Company. As of December 31, 2013, the Company had $1.0 million in cash and cash equivalents. The Consolidated Financial Statements do not include any adjustments related to the recoverability and classification of recorded assets or the amounts and classification of liabilities or any other adjustments that might result from the outcome of this uncertainty.

The current economic conditions in the U.S. and Europe, the tariffs imposed on Chinese-manufactured solar panels imported into the U.S., and the reductions of solar incentives in Europe have presented challenges to us in generating the revenues and/or margins necessary to maintain positive working capital. Any new and existing projects requires additional increases in working capital as we incur significant costs from the time EPC agreements are executed until project completion or customer payment. Additionally, our revenues are highly dependent on third party financing for these projects. As a result, revenue recognition and collections remain difficult to predict and we cannot assure shareholders and potential investors that we will be successful in generating positive cash flows from operations. As the timing of revenue recognition and collection of related receivables are unpredictable, our strategy is to manage spending. This effort continues, as reflected in our revised business strategy as announced in the third quarter 2012 and continued reduction of our workforce in 2013, in order to focus on our core expertise of maximizing operating efficiencies and financial resources. Further cost reduction measures may be implemented by management as deemed necessary.

Off-Balance Sheet Arrangements

At December 31, 2013, we did not have any transactions, obligations or relationships that could be considered off-balance sheet arrangements.

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

ITEM 9.        CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.     CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our executive management is responsible for establishing and maintaining a system of disclosure controls and procedures (as defined in Rule 13a-15 and 15d-15 under the Securities Exchange Act of 1934 (the “Exchange Act”)) designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive officer and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Our executive management concluded that, because of the material weaknesses in our internal control over financial reporting discussed below, our disclosure controls and procedures were not effective as of December 31, 2013. Notwithstanding the material weakness discussed below, our executive management has concluded that the consolidated financial statements included in this Form 10-K present fairly, in all material respects, our financial position, results of operations and cash flows for the periods presented in conformity with accounting principles generally accepted in the United States.

Management’s Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Our internal control over financial reporting is a process designed by, or under the supervision of, our Chief Executive Officer and Chief Financial Officer, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Internal control over financial reporting includes those policies and procedures which (a) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company; (b) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (c) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements.

Management, including our Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2013. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in the 1992 Internal Control-Integrated Framework. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. Based on management’s assessment, including consideration of the control deficiencies discussed below, management has concluded that the Company’s internal control over financial reporting was not effective as of December 31, 2013, due to the fact that there were material weaknesses in its internal control over financial reporting.

Specifically, we identified the following control deficiency in our internal controls that constitute material weaknesses:

●

We instituted a number of cost cutting measures and significantly reduced the number of personnel in our accounting department which led to a lack of segregation of duties. The lack of segregation of duties prohibited a timely review at an appropriate level of precision over routine and significant transactions. Additionally, the Company does not have appropriate control and procedures in place with respect to the disclosure of and the accounting for material complex and non-routine transactions. During the year ended 2013, material audit adjustments were posted related to the deconsolidation of Solar Green Technology and investment in KDC Solar Mountain Creek Parent LLC. In addition, the Form 10-Q for the quarter ended June 30, 2013 was restated due to errors in cash flow classification resulting from complex and non-routine transactions. Furthermore, documentation for certain journal entry transactions had been misplaced due to the turnover of personnel.

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to rules of the Securities and Exchange Commission that permit the Company (non-accelerated filer) to provide only management’s report in this annual report.

Changes in Internal Control over Financial Reporting

Other than the changes resulting in the material weaknesses described above, there have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) of the Exchange Act) during the fiscal year ended December 31, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.     OTHER INFORMATION

None.

PART III

ITEM 10.     DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this Item will be included in and is hereby incorporated by reference from our Proxy Statement for the 2014 Annual Meeting of Stockholders. We have adopted a Code of Ethics applicable to all employees, including our CEO and CFO. A copy of the Code of Ethics is available at www.spisolar.com.

ITEM 11.     EXECUTIVE COMPENSATION

The information required by this Item will be included in and is hereby incorporated by reference from our Proxy Statement for the 2014 Annual Meeting of Stockholders.

ITEM 12.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this Item will be included in and is hereby incorporated by reference from our Proxy Statement for the 2014 Annual Meeting of Stockholders.

ITEM 13.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this Item will be included in and is hereby incorporated by reference from our Proxy Statement for the 2014 Annual Meeting of Stockholders.

ITEM 14.     PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this Item will be included in and is hereby incorporated by reference from our Proxy Statement for the 2014 Annual Meeting of Stockholders.

PART IV

ITEM 15.     EXHIBITS, FINANCIAL STATEMENT SCHEDULES

Exhibit No.	Description
2.1	Agreement and Plan of Merger dated as of January 25, 2006 between Welund Fund, Inc. (Delaware) and Welund Fund, Inc. (Nevada) (1)
2.2	Agreement and Plan of Merger by and among Solar Power, Inc., a California corporation, Welund Acquisition Corp., a Nevada corporation, and Welund Fund, Inc., a Nevada corporation dated as of August 23, 2006 (2)
2.3	First Amendment to Agreement and Plan of Merger dated October 4, 2006 (3)
2.4	Second Amendment to Agreement and Plan of Merger dated December 1, 2006 (4)
2.5	Third Amendment to Agreement and Plan of Merger dated December 21, 2006 (5)
2.6	Agreement of Merger by and between Solar Power, Inc., a California corporation, Solar Power, Inc., a Nevada corporation and Welund Acquisition Corp., a Nevada corporation dated December 29, 2006 (7)
2.7	Agreement of Merger by and between Solar Power, Inc., a Nevada corporation and Solar Power, Inc., a California corporation, dated February 14, 2007 (6)
3.1	Amended and Restated Articles of Incorporation (6)
3.2	Amendment of Amended and Restated Articles (17)
3.3	Bylaws (6)
3.4	Specimen (7)
3.5	Certificate of Determination of Rights, Preferences, Privileges and Restrictions of the Series A Preferred Stock of Solar Power (12)
10.1	Form of Securities Purchase Agreement, by and among Solar Power, Inc. and the purchasers named therein (9)
10.2	Form of Registration Rights Agreement, by and among Solar Power, Inc. and the purchasers named therein (9)
10.3	Loan Agreement with Five Star Bank dated June 1, 2010 (10)
10.4	Deposit Account Pledge Agreement dated June 22, 2010 (11)
10.5	Intercreditor Agreement dated June 22, 2010 (11)
10.6	Acknowledgment, Confirmation and Estoppel dated June 22, 2010 (11)
10.7	Continuing Guaranty by Steven C. Kircher dated June 22, 2010 (11)
10.8	Continuing Guaranty by Kircher Family Irrevocable Trust dated June 22, 2010 (11)
10.9	Stock Pledge Agreement by Kircher Family Irrevocable Trust dated June 22, 2010 (11)
10.10	Stock Purchase Agreement with LDK Solar Co., Ltd. dated January 5, 2011 (12)
10.11	Form of Lock-up Agreements (12)
10.12	Voting Agreement (Steven C. Kircher) dated January 5, 2011 (12)
10.13	2006 Equity Incentive Plan (7)
10.14	Form of Nonqualified Stock Option Agreement (7)
10.15	Form of Restricted Stock Award Agreement (7)
10.16	Reserve Account Security Agreement with East West Bank dated January 8, 2011 (8)
10.17	Term Loan Agreement with East West Bank dated June 6, 2011 (15)
10.18	Standard Form Office Lease with Lum Yip Kee, limited, doing business as Twin Trees Land Company (16)
10.19	Master Solar Module Sales Agreement with KOC Solar Credit LS LLC, dated November 9, 2011 (18)
10.20	Business Loan Agreement by and Between Cathay Bank and Solar Power, Inc. as signed on December 26, 2011 (19)
10.21	Commercial Security Agreement by and Between Cathay bank and Solar Power, Inc. as signed on December 26, 2011 (19)
10.22	Promissory Note by and between Cathay Bank and Solar Power, Inc. as signed on December 26, 2011 (19)
10.23	Commercial Guaranty by and between Cathay Bank and LDK Solar Co., Ltd. as signed on December 26, 2011 (19)

Exhibit No.	Description
10.24	ImClone and White Rose Security Agreement among Solar Power, Inc. and China Development Bank Corporation dated December 30, 2011 (20)
10.25	Facility Agreement relating to EPC Financing for White Rose Solar Power Project between SPI Solar New Jersey, Inc. and China Development Bank Corporation dated December 30, 2011 (20)
10.26	Facility Agreement relating to EPC Financing for ImClone Solar Power Project between SPI Solar New Jersey, Inc. and China Development Bank Corporation dated December 30, 2011 (20)
10.27	Office Lease with Glenborough San Francisco (21)
10.28	Secured Promissory Note by Solar Hub Utilities, LLC dated April 27, 2012 (22)
10.29	Security Agreement between Solar Hub Utilities, LLC, as Debtor, and Solar Power, Inc., as Secured Party dated April 27, 2012 (22)
10.30	Amended and Restated Solar Development Acquisition and Sale Agreement by and between Solar Power, Inc. and Solar Hub Utilities, LLC effective June 7, 2012 (23)
10.31

Security Agreement (Membership Interest) by and among by JP Energy Partners LP, Estelle Green, Richard Kalau Jones, Jeremy Staat, and Luke Estes, each individually and collectively as Grantors and Patrick Shudak, as Manager, for the benefit of Solar Power, Inc. dated July 12, 2012 (23)

10.32	Security Agreement (Assets) by and between by Solar Hub Utilities, LLC, as Debtor, and Solar Power, Inc., as Secured Party (23)
10.33	Acquisition and Stock Purchase Agreement by and between Solar Power, Inc. and the Shareholders of Solar Green Technology dated as of June 25, 2012 (24)
10.34	First Amendment to Amended and Restated Solar Development Acquisition and Sale Agreement by and between Solar Power, Inc. and Solar Hub Utilities, LLC dated October 18, 2012 (25)
10.35	Change in Terms Agreement by and between Cathay Bank and Solar Power, Inc., dated December 28, 2012 (26)
10.36	Modification of Business Loan Agreement by and between Cathay Bank and Solar Power, Inc., dated December 28, 2012 (26)
10.37	Subordination Agreement by and between Cathay Bank, Solar Power, Inc. and LDK Solar Co., LTD, dated December 28, 2012 (26)
10.38	Solar Development Agreement dated March 12, 2013 (27)
10.39	Limited Liability Company Agreement for Calwaii Power Holdings, LLC (27)
10.40	Omnibus Amendment to Loan Documents dated March 12, 2013 (27)
10.41	Amended and Restated Promissory Note dated March 12, 2013 (27)
10.42	Intercreditor Agreement dated March 12, 2013 (27)
10.43	Office Building Lease with BEP Roseville Investors, LLC, doing business as Ellis Partners, LLC, executed April 25, 2013 (28)
10.44	Exchange and Release Agreement dated December 26, 2013 (29)
10.45	Form of Project Management Agreement (30)
10.46	Second Amended and Restated Operating Agreement for KDC Solar Mountain Creek Parent LLC dated February 18, 2014 (31)
14.1	Code of Ethics (13)
16.1	Letter of Perry-Smith LLP (14)
21.1	List of Subsidiaries
23.1	Consent of Independent Registered Public Accounting Firm — Crowe Horwath LLP
31.1	Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	XBRL Instance Document

Exhibit No.	Description
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Calculation Presentation Document

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

(1)	Incorporated by reference to Form 8-K filed with the SEC on February 3, 2006.
(2)	Incorporated by reference to Form 8-K filed with the SEC on August 29, 2006.
(3)	Incorporated by reference to Form 8-K filed with the SEC on October 6, 2006.
(4)	Incorporated by reference to Form 8-K filed with the SEC on December 6, 2006.
(5)	Incorporated by reference to Form 8-K filed with the SEC on December 22, 2006.
(6)	Incorporated by reference to Form 8-K filed with the SEC on February 20, 2007.
(7)	Incorporated by reference to the Form SB-2 filed with the SEC on January 17, 2007.
(8)	Incorporated by reference to Form 8-K filed with the SEC on January 12, 2011.
(9)	Incorporated by reference to Form 8-K filed with the SEC on September 23, 2009.
(10)	Incorporated by reference to Form 8-K filed with the SEC on June 7, 2010.
(11)	Incorporated by reference to Form 8-K filed with the SEC on August 4, 2010.
(12)	Incorporated by reference to Form 8-K filed with the SEC on January 6, 2011.
(13)	Incorporated by reference to Form 10KSB filed with the SEC on April 16, 2007.
(14)	Incorporated by reference to Form 8-K filed with the SEC on March 30, 2011.
(15)	Incorporated by reference to Form 8-K filed with the SEC on June 6, 2011.
(16)	Incorporated by reference to Form 8-K filed with the SEC on June 7, 2011.
(17)	Incorporated by reference to Form 8-K filed with the SEC on June 23, 2011.
(18)	Incorporated by reference to Form 8-K filed with the SEC on November 15, 2011.
(19)	Incorporated by reference to Form 8-K filed with the SEC on December 30, 2011.
(20)	Incorporated by reference to Form 8-K filed with the SEC on January 5, 2012.
(21)	Incorporated by reference to Form 8-K filed with the SEC on January 13, 2012.
(22)	Incorporated by reference to Form 8-K filed with the SEC on May 3, 2012.
(23)	Incorporated by reference to Form 8-K/A filed with the SEC on July 18, 2012.
(24)	Incorporated by reference to Form 8-K filed with the SEC on June 29, 2012.
(25)	Incorporated by reference to Form 8-K filed with the SEC on October 24, 2012.
(26)	Incorporated by reference to Form 8-K filed with the SEC on January 3, 2013.
(27)	Incorporated by reference to Form 8-K filed with the SEC on March 15, 2013.
(28)	Incorporated by reference to Form 8-K filed with the SEC on May 1, 2013.
(29)	Incorporated by reference to Form 8-K filed with the SEC on February 21, 2014.
(30)	Incorporated by reference to Form 8-K filed with the SEC on February 21, 2014.
(31)	Incorporated by reference to Form 8-K filed with the SEC on February 21, 2014.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SOLAR POWER, INC.

April 15, 2014	/s/ Min Xiahou
By: Min Xiahou
Its: Chief Executive Officer
(Principal Executive Officer)

April 15, 2014	/s/ Charlotte Xi
By: Charlotte Xi
Its: Interim Chief Financial Officer (Principal Financial
Officer and Principal Accounting Officer)

Pursuant to requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Capacity	Date

/s/ Min Xiahou	Director	April 15, 2014
Min Xiahou

/s/ Xiaofeng Peng	Director	April 15, 2014
Xiaofeng Peng

/s/ Charlotte Xi	Director	April 15, 2014
Charlotte Xi

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders
Solar Power, Inc.
Roseville, California

We have audited the accompanying consolidated balance sheets of Solar Power, Inc. (the “Company”) as of December 31, 2013 and 2012, and the related consolidated statements of operations, comprehensive loss, stockholders’ (deficit) equity, and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Solar Power, Inc. as of December 31, 2013 and 2012, and the results of its operations and its cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company has incurred a current year net loss of $32.2 million, has an accumulated deficit of $56.1 million, has experienced a significant reduction in working capital, has past due related party accounts payable and a debt facility under which a bank has declared amounts immediately due and payable. Additionally, the Company’s parent company LDK Solar Co., Ltd (“LDK”) has experienced significant financial difficulties including the filing of a winding up petition on February 24, 2014. These matters raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Crowe Horwath LLP

San Francisco, California

April 15, 2014

SOLAR POWER, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except for share data)

	December 31, 2013	December 31, 2012
ASSETS
Current assets:
Cash and cash equivalents	$1,031	$17,823
Accounts receivable, net of allowance for doubtful accounts of $5,887 and $393, respectively	6,260	43,807
Accounts receivable, related party	3,905	11,858
Notes receivable	8,450	14,120
Costs and estimated earnings in excess of billings on uncompleted contracts	-	31,423
Construction in progress	-	16,078
Inventories, net	23	1,618
Prepaid expenses and other current assets	4,458	4,267
Restricted cash	-	20
Total current assets	24,127	141,014
Intangible assets	1,132	1,703
Restricted cash, net of current portion	400	400
Accounts receivable, noncurrent	12,349	-
Notes receivable, noncurrent	13,668	-
Property, plant and equipment at cost, net	11,752	18,754
Investment in affiliate	7,536	-
Other assets	-	958
Total assets	$70,964	$162,829
LIABILITIES AND STOCKHOLDERS’ (DEFICIT) EQUITY
Current liabilities:
Accounts payable	$3,919	$15,709
Accounts payable, related party	50,907	51,804
Lines of credit	4,250	10,877
Accrued liabilities	741	6,536
Billings in excess of costs and estimated earnings on uncompleted contracts	862	4,935
Billings in excess of costs and estimated earnings on uncompleted contracts, related party	-	49
Loans payable and capital lease obligations	-	28,601
Total current liabilities	60,679	118,511
Financing and capital lease obligations, net of current portion	11,730	18,760
Other liabilities	1,422	1,436
Total liabilities	73,831	138,707
Commitments and contingencies	-	-
Stockholders’ (deficit) equity:
Preferred stock, par $0.0001, 20,000,000 shares authorized; none issued and outstanding	-	-
Common stock, par $0.0001, 250,000,000 shares authorized; 198,214,456 shares issued and outstanding	20	20
Additional paid in capital	53,376	48,219
Accumulated other comprehensive loss	(189)	(287)
Accumulated deficit	(56,074)	(23,830)
Total stockholders’ (deficit) equity	(2,867)	24,122
Total liabilities and stockholders’ (deficit) equity	$70,964	$162,829

The accompanying notes are an integral part of these consolidated financial statements.

SOLAR POWER, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except for share and per share data)

	For the Years Ended December 31,
	2013	2012
Net sales:
Net sales	$42,629	$64,417
Net sales, related party	-	35,539
Total net sales	42,629	99,956
Cost of goods sold:
Cost of goods sold	42,582	56,016
Cost of goods sold, related party	-	32,617
Provision for losses on contracts	2,816	2,729
Total cost of goods sold	45,398	91,362
Gross (loss) profit	(2,769)	8,594
Operating expenses:
General and administrative	17,534	13,061
Sales, marketing and customer service	2,050	10,647
Impairment charges	7,500	6,038
Engineering, design and product management	1,761	2,636
Total operating expenses	28,845	32,382
Operating loss	(31,614)	(23,788)
Other (expense) income:
Interest expense	(4,321)	(4,065)
Interest income	1,655	2,527
Gain from deconsolidation	3,537
Other expense	(688)	(182)
Total other income (expense), net	183	(1,720)
Loss before income taxes	(31,431)	(25,508)
Provision for (benefit from) income taxes	813	(80)
Net loss	$(32,244)	$(25,428)
Net loss per common share:
Basic and Diluted	$(0.16)	$(0.13)
Weighted average number of common shares used in computing per share amounts:
Basic and Diluted	198,214,456	190,461,696

The accompanying notes are an integral part of these consolidated financial statements.

SOLAR POWER, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(In thousands)

	For the Years Ended December 31,
	2013	2012
Net loss	$(32,244)	$(25,428)
Other comprehensive loss:
Foreign currency translation loss arising during the period	(74)	(110)
Less: reclassification of foreign currency translation loss to net loss	172	-
Net change in accumulated other comprehensive loss	98	(110)
Comprehensive loss	$(32,146)	$(25,538)

The accompanying notes are an integral part of these consolidated financial statements.

SOLAR POWER, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ (DEFICIT) EQUITY
(In thousands)

	Common Stock		Additional Paid-In	Retained Earnings (Accumulated	Accumulated Other Comprehensive
	Shares	Amount	Capital	Deficit)	Loss	Total
Balance December 31, 2011	184,414	$18	$47,929	$1,598	$(177)	$49,368
Net loss				(25,428)		(25,428)
Change in foreign currency translation adjustments					(110)	(110)
Issuance of restricted stock	400	-	106			106
Issuance of common stock to acquire Solar Green Technology (See Note 5)	13,401	2	(253)			(251)
Issuance of warrants for financing			88			88
Stock-based compensation expense			349			349
Balance December 31, 2012	198,215	20	48,219	(23,830)	(287)	24,122
Net loss				(32,244)		(32,244)
Change in foreign currency translation adjustments					98	98
Solar Green Technology debt forgiveness			4,582			4,582
Stock-based compensation expense			575			575
Balance December 31, 2013	198,215	$20	$53,376	$(56,074)	$(189)	$(2,867)

The accompanying notes are an integral part of these consolidated financial statements.

SOLAR POWER, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	For the Years Ended December 31,
	2013	2012
Cash flows from operating activities:
Net loss	$(32,244)	$(25,428)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	1,283	1,062
Amortization	571	714
Stock-based compensation expense	575	349
Gain on deconsolidation	(3,537)	-
Bad debt expense	9,303	375
Provision for obsolete inventory	-	291
Provision for warranty	-	221
Gain on sales of fixed assets	(382)	(12)
Amortization of loan fees	307	174
Change in deferred taxes	(150)	387
Impairment of project assets	2,816	2,729
Impairment charges	7,500	6,038
Operating income from solar system subject to financing obligation	(1,183)	(1,000)
Changes in operating assets and liabilities, net of effects of subsidiary deconsolidation:
Accounts receivable	11,491	27,077
Accounts receivable, related party	3,823	12,877
Notes receivable	(27,931)	-
Costs and estimated earnings in excess of billing on uncompleted contracts	28,692	(21,195)
Costs and estimated earnings in excess of billing on uncompleted contracts, related party	-	360
Construction in process	15,993	(18,807)
Inventories	1,025	6,067
Prepaid expenses and other assets	(899)	(3,127)
Accounts payable	(5,452)	3,534
Accounts payable, related party	7,815	(10,649)
Billings in excess of costs and estimated earnings on uncompleted contracts	(4,066)	3,980
Billings in excess of costs and estimated earnings on uncompleted contracts, related party	(49)	(2,943)
Accrued liabilities and other liabilities	(4,089)	2,529
Net cash from operating activities	11,212	(14,397)
Cash flows from investing activities:
Proceeds from repayment of notes receivable	7,007	2,286
Issuance of notes receivable	(1,335)	(10,544)
Proceeds from disposal or sale of fixed assets	-	424
Proceeds from sale of asset held for sale	-	1,500
Acquisitions of property, plant and equipment	(3)	(1,011)
Net cash from investing activities	5,669	(7,345)
Cash flows from financing activities:
Proceeds from line of credit and loans payable	2,666	26,474
Proceeds from sale leaseback	-	6,533
Decrease in restricted cash	20	538
Cash distributions in connection with the transfer of entities under common control	-	(251)
Principal payments on loans payable and capital lease obligations	(36,285)	(18,854)
Net cash from financing activities	(33,599)	14,440
Effect of exchange rate changes on cash	(74)	602
Decrease in cash and cash equivalents	(16,792)	(6,700)
Cash and cash equivalents at beginning of year	17,823	24,523
Cash and cash equivalents at end of year	$1,031	$17,823

Supplemental cash flow information:
Cash paid for interest	$4,280	$2,000
Cash paid for income taxes	$-	$516
Non-cash activities:
Debt forgiveness from related party	$4,582	-
Acquisition of an entity under common control financed with stock	$-	6,031
Assignment of loan associated with asset held for sale	$-	4,153
Conversion of notes receivable to investment in affiliate, net of impairment charge	$7,536	-

The accompanying notes are an integral part of these consolidated financial statements.

SOLAR POWER, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

1.            Description of Business and Basis of Presentation

Description of Business

Solar Power, Inc. and its subsidiaries (collectively the “Company”) consist of the combination of the legacy reporting entity Solar Power, Inc. and Solar Green Technology S.p.A. (“SGT”) and their respective subsidiaries. Refer to Note 5 and 6 for further details of the accounting impact of the SGT acquisition and deconsolidation.

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

In addition to designing, engineering and constructing large-scale SEFs, the Company also provides long-term operations and maintenance (“O&M”) services through our proprietary O&M program SPIGuardianTM. This service program provides a comprehensive suite of services that engage upon a facility’s commissioning to provide performance monitoring, system reporting, preventative maintenance and full warranty support over the anticipated life of the SEF. While the Company still considers its O&M services to be within its core competencies, it has obtained third party outsourcing for these services to assist in the reduction of operating expenses.

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

Basis of Presentation

The Consolidated Financial Statements of the Company are prepared in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and require management to make certain judgments, estimates and assumptions. These may affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements. They also may affect the reported amounts of revenues and expenses during the reporting period. Key estimates used in the preparation of our financial statements include: contract percentage-of-completion and cost estimates, construction in progress, allowance for doubtful accounts, stock-based compensation, warranty reserve, deferred taxes, valuation of inventory, and valuation of other intangible assets. Actual results could differ from those estimates upon subsequent resolution of identified matters.

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

NOTE 2 – GOING CONCERN CONSIDERATIONS AND MANAGEMENT’S PLAN

As shown in the accompanying consolidated financial statements, the Company incurred a net loss of $32.2 million during the year ended December 31, 2013 and has an accumulated deficit of $56.1 million as of December 31, 2013. Working capital levels have decreased significantly from $22.4 million at December 31, 2012 to negative $36.6 million at December 31, 2013. In February 2014, the Company’s parent company, LDK, who owns approximately 71% of the Company’s outstanding Common Stock announced that LDK filed an application for provisional liquidation in the Cayman Islands in connection with its plans to resolve its offshore liquidity issues. It is unknown at this time if LDK’s joint provisional liquidation will require or result in the Company disposing of assets in an orderly manner, in a liquidation scenario or at all. If the Company is required to dispose of assets to satisfy LDK’s creditors, it could result in the Company incurring losses.

We are experiencing the following risks and uncertainties in the business:

●

As of December 31, 2013 and 2012, the Company has accounts payable due to LDK of $50.9 million and $51.8 million, respectively. All of the accounts payable due to LDK are currently past due and payable to LDK. Although there are no formal agreements, LDK has verbally indicated that it will not demand payment until the receivable from the customer has been collected. In light of LDK's recent filing for liquidation, it is unclear whether or not LDK will be able to continue to allow the Company to defer repayment to LDK. Should LDK change its position and demand payment for the past due amount prior to collection of the related receivable from the customer, the Company does not have the ability to make the payment currently due without additional sources of financing or accelerating the collection of outstanding receivables. With LDK as a majority shareholder, the significant risks and uncertainties associated with their filing for liquidation by LDK could have a significant negative impact on the financial viability of Solar Power, Inc. as well as indicate an inability for LDK to support the Company's business.

●

On March 25, 2014, Solar Power, Inc. (the “Company”) received notice from Cathay Bank stating that the Company is in default under the Business Loan Agreement dated December 26, 2011 and as amended on January 2, 2013 (the “Loan Agreement”) due to (i) the Company failing to make payments as due pursuant to the Loan Agreement and pursuant to the forbearance agreements entered into between the parties, and (ii) the guarantor, LDK, filing an application for provisional liquidation in the Cayman Islands on February 24, 2014. Based on these events of default, Cathay Bank has accelerated the entire principal balance due under the Loan Agreement. The Company owes approximately $4.25 million under the Loan Agreement, plus accrued interest and fees. The balance under the Loan Agreement will continue to incur interest at 11% per year. If the Company cannot remedy the default, the Company does not have the ability to make the payments without additional sources of financing or accelerating the collection of outstanding receivables. Since the loan balance is secured by the Company’s assets, Cathay Bank may foreclose on the collateral securing the loan which could significantly impact our business and our financial results.

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

The significant risks and uncertainties described above have a significant negative impact on the financial viability of the Company and raise substantial doubt about the Company’s ability to continue as a going concern. Management has made changes to the Company’s business model by managing cash flow through cost cutting measures, securing project financing before commencing further project development, and requesting that the Company’s customers make cash payments for solar panels for projects under development. If LDK or Cathay demands payment of amounts owed by the Company prior to collection of the related receivables, management plans to obtain additional debt or equity financing. There is no assurance that management’s plans to accelerate the collection of outstanding receivables or to obtain additional debt or equity financing will be successfully implemented, or implemented on terms favorable to the Company. As of December 31, 2013, the Company had $1.0 million in cash and cash equivalents. The Consolidated Financial Statements do not include any adjustments related to the recoverability and classification of recorded assets or the amounts and classification of liabilities or any other adjustments that might result from the outcome of this uncertainty.

3.            Summary of Significant Accounting Policies

Principles of Consolidation – The Consolidated Financial Statements include the accounts of the Company and companies in which the Company has a controlling interest. Intercompany transactions have been eliminated. The equity method of accounting is used for investments in affiliates and other joint ventures over which the Company has significant influence but does not have effective control. Investments in affiliates in which the Company cannot exercise significant influence are accounted for on the cost method.

Management also evaluates whether an interest is a variable interest entity and whether the Company is the primary beneficiary. Consolidation is required if both of these criteria are met. The Company does not have any variable interest entities requiring consolidation.

If the entity is not considered a variable interest entity, it is treated as a voting interest entity, and the Company applies the guidance of ASC 810-20 – “Control of Partnerships and Similar Entities”, in determining whether the entity should be consolidated. The Company does not hold interests in any partnerships or similar entities requiring consolidation.

Equity Method – Investee companies that are not consolidated, but over which the Company exercises significant influence, are accounted for under the equity method of accounting. Whether or not the Company exercises significant influence with respect to an Investee depends on an evaluation of several factors, including, among others, representation on the Investee company’s board of directors and ownership level. Under the equity method of accounting, an Investee company’s accounts are not reflected within the Company’s Consolidated Balance Sheets and Statements of Operations; however, the Company’s share of the earnings or losses of the Investee company is reflected in the caption ““Equity loss—share of Investee company losses’’ in the Consolidated Statements of Operations since the activities of the investee are closely aligned with the operations of our business segment. The Company’s carrying value in an equity method Investee company is reflected in the caption ““Investment in affiliates’’ in the Company’s Consolidated Balance Sheets. We evaluate our equity method investments whenever events or changes in circumstance indicate that the carrying amounts of such investments may be impaired. If a decline in the value of an equity method investment is determined to be other than temporary, a loss is recorded in earnings in the current period. There were no earnings or losses recorded from our equity method investment.

Cash and cash equivalents — Cash and cash equivalents include cash on hand, cash accounts, interest bearing savings accounts and all highly liquid investments with original maturities of three months or less, when purchased.

Inventories — Inventories are carried at the lower of cost or market, determined by the first in first out cost method. Work-in-progress and finished goods inventories consist of raw materials, direct labor and overhead associated with the manufacturing process. Provisions are made for obsolete or slow-moving inventories based on management estimates. Inventories are impaired based on the difference between the cost of inventories and the net realizable value based upon estimates about future demand from customers and specific customer requirements on certain projects. Inventory impairment charges establish a new cost basis for inventory and charges are not subsequently reversed to income even if circumstances later suggest that increased carrying amounts are recoverable. Inventory consisted of finished goods at December 31, 2013 and 2012.

Property, plant and equipment — Property, plant and equipment are recorded at cost, including the cost of improvements. Maintenance and repairs are charged to expense as incurred. Depreciation is recorded on the straight-line method based on the estimated useful lives of the assets as follows:

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

Construction contracts — Revenue on photovoltaic system construction contracts is generally recognized using the percentage-of-completion method of accounting, unless we cannot make reasonably dependable estimates of the costs to complete the contract or the contact value is not fixed, in which case we would use the completed contract method. At the end of each period, the Company measures the cost incurred on each project and compares the result against its estimated total costs at completion. The percent of cost incurred determines the amount of revenue to be recognized. Payment terms are generally defined by the contract and as a result may not match the timing of the costs incurred by the Company and the related recognition of revenue. Such differences are recorded as costs and estimated earnings in excess of billings on uncompleted contracts (an asset account) or billings in excess of costs and estimated earnings on uncompleted contracts (a liability account). For the years ended December 31, 2013 and 2012, nil and $10.8 million of progress payments have been netted against contracts costs disclosed in the account costs and estimated earnings in excess of billings on uncompleted contracts. The Company determines its customer’s credit worthiness at the time the order is accepted. Sudden and unexpected changes in customer’s financial condition could put recoverability at risk.

The percentage-of-completion method requires the use of various estimates, including, among others, the extent of progress towards completion, contract revenues and contract completion costs. Contract revenues and contract costs to be recognized are dependent on the accuracy of estimates, including direct material and labor costs and those indirect costs related to contract performance, such as indirect labor, supplies, tools, repairs, and depreciation costs. The Company has a history of making reasonable estimates of the extent of progress towards completion, contract revenues and contract completion costs. However, due to uncertainties inherent in the estimation process, it is possible that actual contract revenues and completion costs may vary from estimates. Under the completed-contract method, contract costs are recorded to a construction in progress account and cash received are recorded to a liability account during the periods of construction. All revenues, costs, and profits are recognized in operations upon completion of the contract. A contract is considered complete and revenue recognized when all costs except insignificant items have been incurred and final acceptance has been received from the customer and receivables are deemed to be collectible. Provisions for estimated losses on uncompleted contracts, if any, are recognized in the period in which the loss first becomes probable and reasonably estimable.

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

Construction in Progress — During 2012, the Company entered into EPC arrangements to develop utility-scale SEF’s across Greece and Italy. The Company applied the completed contract method to these arrangements and capitalized all costs related to these projects at December 31, 2012. During the three months ended December 31, 2012, the Company recorded a $2.7 million provision for losses on contracts to costs incurred on the Greek projects that exceeded the discounted present value of the contract, reducing the balance of construction in progress for the Greek projects to $14.7 million as of December 31, 2012. The Greek project was substantially complete at December 31, 2012; however, final acceptance had not yet been received. The project in Italy was still in progress at December 31, 2012 and had a construction in progress balance of $1.4 million. The Company sold the Italy project to a third party buyer in the first quarter of 2013 and revenue of $1.8 million was recognized. During the quarter ended September 30, 2013 the EPC project in Greece met the completion criteria and revenue of $13.9 million was recognized. Construction in progress was none and $16.1 million at December 31, 2013 and 2012, respectively.

Accounts receivable — The Company grants open credit terms to credit-worthy customers. Terms vary per contract terms and range from 30 to 365 days. Contractually, the Company may charge interest for extended payment terms and require collateral.

Allowance for doubtful accounts — The Company regularly monitors and assesses the risk of not collecting amounts owed by customers. This evaluation is based upon a variety of factors, including an analysis of amounts current and past due along with relevant history and facts particular to the customer. It requires the Company to make significant estimates, and changes in facts and circumstances could result in material changes in the allowance for doubtful accounts. Changes in allowance for doubtful accounts are as follows (in thousands):

	December 31, 2013	December 31, 2012
Beginning balance	$393	$115
Provision for doubtful accounts	9,303	375
Write-offs	(3,809)	(97)
	$5,887	$393

Related Party Transactions — Products are bought from and sold to related parties at negotiated arms-length prices between the two parties.

Shipping and handling cost — Shipping and handling costs related to the delivery of finished goods are included in cost of goods sold. During the years ended December 31, 2013 and 2012, shipping and handling costs recorded in cost of goods sold were $0.1 million and $0.6 million, respectively.

Advertising costs — Costs for newspaper, television, radio, and other media and design are expensed as incurred. The Company expenses the production costs of advertising the first time the advertising takes place. The costs for this type of advertising were $0.1 million and $0.1 million during the years ended December 31, 2013 and 2012, respectively.

Stock-based compensation — The Company measures the stock-based compensation costs of share-based compensation arrangements based on the grant-date fair value and generally recognizes the costs in the financial statements over the employee requisite service period. For further details, see Note 13 — Stock-based compensation.

Product warranties — The Company offers the industry standard of 25 year product warranty for our solar modules and industry standard five years on inverter and balance of system components. Due to the warranty periods, the Company bears the risk of extensive warranty claims long after the Company has shipped product and recognized revenue. In our cable, wire and mechanical assemblies business, historically our warranty claims have not been material. In our solar photovoltaic business, our greatest warranty exposure is in the form of product replacement. Until the third quarter of 2007, the Company purchased its solar panels from third-party suppliers and since the third-party warranties are consistent with industry standards the Company considers its financial exposure to warranty claims immaterial. Certain photovoltaic construction contracts entered into during the year ended December 31, 2007 included provisions under which the Company agreed to provide warranties to the buyer, and during the quarter ended September 30, 2007 and continuing through the fourth quarter of 2010, the Company installed its own manufactured solar panels. As a result, the Company recorded the provision for estimated warranty exposure on these contracts within cost of sales. Since the Company does not have sufficient historical data to estimate its exposure, it looked to its own historical data in combination with historical data reported by other solar system installers and manufacturers. The Company now only installs panels manufactured by unrelated third parties and its parent, LDK. The Company provides LDK’s pass through warranty, and reserve for unreimbursed costs, such as labor, material and transportation costs to replace panels and balance of system components provided by third-party manufacturers. Because we have largely used solar panels purchased from LDK for past projects and will continue to purchase solar panels from LDK, we may be exposed to increased risk that LDK may not perform under its warranties due to LDK’s liquidation and in the event LDK becomes insolvent.

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

Post-retirement and post-employment benefits — The Company’s subsidiaries which are located in the People’s Republic of China and Italy contribute to a state pension scheme on behalf of its employees. The Company recorded $0.1million and $0.6 million in expense related to its pension contributions for the years ended December 31, 2013 and 2012, respectively. Neither the Company nor its subsidiaries provide any other post-retirement or post-employment benefits.

4.            Recently Adopted and Recently Issued Accounting Guidance

In February 2013, the FASB issued ASU No. 2013-02, Comprehensive Income—Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income, which requires entities to provide information about the amounts reclassified out of accumulated other comprehensive income by component. In addition, entities are required to present, either on the face of the statement where net income is presented or in the notes, significant amounts reclassified out of accumulated other comprehensive income by the respective line items of net income but only if the amount reclassified is required under U.S. GAAP to be reclassified to net income in its entirety in the same reporting period. For other amounts that are not required under U.S. GAAP to be reclassified in their entirety to net income, entities are required to cross-reference to other disclosures required under U.S. GAAP that provide additional detail about those amounts. The Company adopted these changes on January 1, 2013. The additional disclosures required by this ASU are described below:

The following table details the activity of the single component that comprises accumulated other comprehensive loss (in thousands).

Foreign currency translation	December 31, 2013	December 31, 2012
Foreign currency translation loss arising during the period	$(74)	$(110)
Less: reclassification to net loss	172	-
Accumulated other comprehensive income	$98	$(110)

In March 2013, FASB issued ASU No. 2013-05, Foreign Currency Matters—Parent’s Accounting for the Cumulative Translation Adjustment upon Derecognition of Certain Subsidiaries or Groups of Assets within a Foreign Entity or of an Investment in a Foreign Entity, which allows an entity to release cumulative translation adjustment into net income when a parent either sells a part or all of its investment in a foreign entity or no longer holds a controlling financial interest in a subsidiary or group of assets that is a nonprofit activity or a business within a foreign entity. The Company adopted these changes on January 1, 2013. The additional disclosures required by this ASU are included in Note 6.

In April 2013, the FASB issued ASU 2013-07, Liquidation Basis of Accounting, which require an entity to use the liquidation basis of accounting to present its financial statements when it determines that liquidation is imminent, unless the liquidation is the same as that under the plan specified in an entity’s governing documents created at its inception. Liquidation is imminent when the likelihood is remote that the entity will return from liquidation and either (a) a plan for liquidation is approved by the person or persons with the authority to make such a plan effective and the likelihood is remote that the execution of the plan will be blocked by other parties or (b) a plan for liquidation is being imposed by other forces (for example, involuntary bankruptcy). These changes become effective for the Company on January 1, 2014. Entities should apply the requirements prospectively from the day that liquidation becomes imminent. Management is currently evaluating the impact of this amendment on the Consolidated Financial Statements.

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

5.            Acquisition of Solar Green Technology

On June 27, 2012, Solar Power, Inc. entered into an Acquisition and Stock Purchase Agreement dated as of June 25, 2012 (the “SGT Agreement”) with the shareholders of SGT, an Italian-based limited liability company. Under the SGT Agreement, Solar Power, Inc. acquired 100% of the issued and outstanding shares of SGT from SGT shareholders in exchange for 5.0 million Euros (approximately $6.3 million U.S. Dollars) payable in cash and common stock of the Company (the “Purchase Price”). The shareholders of SGT consisted of LDK Solar Europe Holding S.A (“LDK Europe”) and the two founders of SGT. LDK Europe, through its 70% ownership of the outstanding common stock of SGT, controlled SGT prior to the close of the transaction. LDK Europe is a wholly owned subsidiary of LDK, which owned approximately 71% of the issued and outstanding common stock of the Company prior to and after the date of the acquisition of SGT. In July 2012, the Company issued 9,771,223 shares of its Common Stock to LDK Europe and 1,814,655 shares of its Common Stock to each of the two founders of SGT. In addition, the Company agreed to pay each of the two founders 100,000 Euros in cash, the payments of which were made in July 2012. The amount of shares of the Company’s Common Stock that were issued under the SGT Agreement were determined by calculating the amount of the Purchase Price payable to each shareholder divided by the daily volume-weighted average price of the Company’s Common Stock for each of the 90 trading days prior to June 11, 2012.

Because SGT and Solar Power, Inc. were under the common control of LDK as of the June 27, 2012 acquisition date, the acquisition is treated as a transaction between entities under common control. In accordance with ASC Topic 805, Business Combinations these financial statements reflect the combination of Solar Power, Inc. and SGT’s financial statements for all periods presented under which both entities were under the common control of LDK. The predecessor entity was determined to be SGT due to the fact that SGT was the first entity controlled by LDK. LDK obtained a controlling interest in SGT on July 10, 2009. LDK obtained a controlling interest in Solar Power, Inc. on March 31, 2011. As such, the Company recognized the assets and liabilities of SGT (the accounting receiving entity) at their historical carrying values in accordance with U.S. GAAP and recast the assets and liabilities of the legacy Solar Power, Inc. entity (the transferring entity) to reflect carrying value of the parent, LDK, which were stepped up to fair value on March 31, 2011 upon LDK obtaining a controlling interest in Solar Power, Inc. Refer to Note 11 —Goodwill and Other Intangible Assets for details of the balances carried by LDK now reflected in the Consolidated Financial Statements. Upon LDK acquiring its controlling interest in Solar Power, Inc. on March 31, 2011, the equity of the new reporting entity for the combined financial statements of Solar Power, Inc. and SGT reflects the Preferred and Common Stock of Solar Power, Inc. and associated additional paid-in capital and SGT’s retained earnings and foreign currency translation at March 31, 2011. Adjustments to eliminate the capital share accounts of SGT were recorded to additional paid-in capital.

6.            Deconsolidation of Solar Green Technology

In November 2013, the board of directors of SGT approved a voluntary plan for liquidation. On December 30, 2013, the board of directors of SGT appointed a liquidator. Under Italian regulations, the liquidation process is controlled and carried out by the liquidator and the Company has no ability to exercise influence over SGT. As a result of these actions, the Company deconsolidated SGT on December 30, 2013 when the Company ceased to have a controlling financial interest in SGT. The Company recognized a gain on deconsolidation of $3.5 million which was recognized in other income in the statement of operations as the liquidation is a run-off of operations. Additionally, the Company deconsolidated net liabilities owned by SGT to LDK of $2.0 million. As LDK is the Company’s parent company, this portion of the deconsolidation was treated as debt forgiveness and a capital transaction recorded as an increase to additional paid in capital.

The Components of the gain on deconsolidation are as follows (in thousands):

Adjust SGT’s negative net assets to zero	$6,127
Reclassify net liabilities forgiven by LDK to additional paid in capital	(1,980)
Write-off of advance to SGT	(438)
Reclassify cumulative foreign currency translation to the statement of operations	(172)
Gain on deconsolidation	$3,537

The fair value of the Company’s retained investment in SGT is zero at December 31, 2013. SGT will remain a related party of the Company.

7.            Balance Sheet Component

Accrued liabilities (in thousands):

	December 31, 2013	December 31, 2012
Customer deposits	$-	$3,592
Capital lease obligation—current portion (1)	-	689
Product warranty liability—current portion (2)	200	200
Other	541	2,055
	$741	$6,536

(1)	The noncurrent portion of the capital lease obligation is recorded in financing and capital lease obligations, net of current portion.

(2)	The noncurrent portion of the product warranty liability is recorded in other liabilities.

8.            Accounts and Notes Receivable

During 2013, the Company recognized $13.9 million revenue under the completed-contract method and recorded a receivable of $8.8 million (originally denominated in euro’s) related to the sale of its Greece projects. Due to the delay in the customer receiving term financing from CDB, the receivable is currently being collected over a six year agreed upon payment schedule, plus variable interest. The difference of $5.1 million between revenue recognized and account receivable balance relates to prior payments received from the customer which had been recorded as a customer deposit within accrued liabilities. As of December 31, 2013, due to the extended collection period, $2.2 million of the accounts receivable is recorded as current and $6.6 million is recorded in accounts receivable, noncurrent. During the second quarter of 2013, the Company reclassified $5.9 million of existing accounts receivables from a second unrelated customer to noncurrent based on the expected collection period which is anticipated to exceed one year. As of December 31, 2013, the Company has $2.0 million recorded in accounts receivable, current and $5.8 million recorded in accounts receivable, noncurrent from this second customer.

The Company agreed to advance to customer KDC predevelopment and site acquisition costs related to the Imclone EPC agreement between KDC and the Company and recorded the amount as notes receivable. The terms of the EPC agreement require repayment of the advance upon final completion of the SEF, which was expected to occur in the first half of 2013 but is now expected to occur in the first half of 2014 as the project did not break ground until the second quarter of 2013. The advance bears interest at the rate of 5% per year that is payable at the time the principal is repaid. The advance and related interest was collected in full in December 2013 as KDC obtained term debt financing for the project in December 2013. As of December 31, 2013and 2012, the balance of the note receivable from this project was none and $7.0 million, respectively. These amounts are recorded in the current notes receivable.

During 2013 the Company issued a note receivable to KDC for one completed contract with 15 year payment terms which began on the commercial operations date which was April 2013. The note bears interest of LIBOR plus 460bps. If the customer obtains term debt financing for their project, the collection of the note receivable may be accelerated.  During 2013 the Company issued another note receivable to KDC for the Mountain Creek project that has not been completed. In December 2013, the Company entered into an exchange and release agreement with KDC and agreed to exchange this note receivable due in exchange for a 64.50% limited ownership interest in KDC Solar Mountain Creek Parent LLC (see Note 10). As of December 31, 2013 and 2012, the balance recorded in noncurrent notes receivable related to this customer was $13.6 million and none, respectively.

On April 27, 2012, the Company made a secured loan of $1.0 million to Solar Hub Utilities, LLC (“Solar Hub”), to be used for pre-development costs, and recorded the amount in the account notes receivable. On June 8, 2012, the Company agreed to advance Solar Hub up to $9.0 million under a new $9.0 million secured promissory note, which refinanced the original $1.0 million advance and bears a 6% annual interest rate. In March 2013, the interest was changed to a 10% annual interest rate in accordance with the Amended and Restated Secured Promissory Note. This note receivable is secured by the project assets. Repayment in full of all borrowed amounts was due on December 31, 2012 but, in March 2013, was extended to a new maturity date of July 1, 2014 in accordance with the Amended and Restated Secured Promissory Note. As of December 31, 2013 and 2012, the balance of the note receivable from Solar Hub was $8.4 million and $7.1 million, respectively.

9.            Property, Plant and Equipment

Property, plant and equipment consisted of the following (in thousands):

	December 31, 2013	December 31, 2012
PV solar systems	$14,852	$20,783
Plant and machinery	33	33
Furniture, fixtures and equipment	269	388
Computers and software	1,153	1,499
Trucks	-	44
Leasehold improvements	4	96
	16,311	22,843
Less: accumulated depreciation	(4,559)	(4,089)
	$11,752	$18,754

In 2009, Solar Power, Inc. capitalized a photovoltaic (“PV”) solar system relating to the Aerojet 1 solar development project along with the associated financing obligation, recorded under financing and capital lease obligations, net of current portion, in the Consolidated Balance Sheets. Due to certain guarantee arrangements as disclosed in Note 16— Commitments and Contingencies, the Company will continue to record this solar system in property, plant and equipment with its associated financing obligation in financing obligations as long as it maintains its continuing involvement with this project. The income and expenses relating to the underlying operation of the Aerojet 1 project are recorded in the Consolidated Statement of Operations.

During the year ended December 31, 2011, the Company’s subsidiary, SGT, completed construction of two SEFs, which was classified as held for sale as of December 31, 2011. In May 2012, SGT sold to and leased back the assets from a leasing company. The gross amount of assets recorded under the capital leases was $5.9 million, with accumulated depreciation of $0.2 million, as of December 31, 2012. The SEFs were classified as PV solar systems under capital leases, which were recorded in Financing and capital lease obligations, net of current portion, on the Consolidated Balance Sheet at December 31, 2012. The SEFs were removed from the Company’s Consolidated Balance Sheet in 2013 in connection with the Company’s deconsolidation of SGT.

Depreciation expense was $1.3 million and $1.1 million for the years ended December 31, 2013 and 2012, respectively.

10.          Investment in Affiliates

In April 2012, the Company entered into an EPC agreement with KDC to construct a 5.4 MW photovoltaic solar electricity project located in Mountain Creek, New Jersey (the “Mountain Creek Project”). In December 2013, the Company entered into an exchange and release agreement with KDC and agreed to exchange its $15.0 million note receivable due to the Company from KDC under the EPC agreement for construction of the Mountain Creek Project in exchange for a 64.50% limited ownership interest in KDC Solar Mountain Creek Parent LLC (the “LLC”). The LLC holds all of the assets of the Mountain Creek Project. The construction of the Mountain Creek Project was approximately 25% complete at December 31, 2013. KDC is the managing member and holds a 35.5% managing member interest in the LLC. KDC has the power to control and manage the business and affairs of the LLC and is the only member that has the authority to bind the LLC. The Company holds protective rights with respect to approving (1) a sale or transfer of the Project; (2) the acquisition of real estate not related to the Project; (3) a merger of the LLC with another entity; (4) the alteration of the primary purpose of the LLC; and (5) the addition of new members. The Company does not have the substantive ability to dissolve (liquidate) the LLC or otherwise remove the managing member. As a result, the Company does not have a controlling financial interest in the LLC. The Company accounts for its investment in the LLC using the equity method of accounting. The Company determined the fair value of its investment in the LLC was $7.5 million based on an income approach applying discounted cash flows to measure the fair value using a 10% discount rate. The Company also used a market approach by comparing the fair value to other similar sized MW photovoltaic solar electricity projects taking into consideration the expected time and cost to complete the project. As a result, the Company recorded a $7.5 million impairment charge in the Consolidated Statement of Operations during the year ended December 31, 2013. There were no earnings or losses of the investee included in the Company’s consolidated statement of operations for the year ended December 31, 2013.

Prior to the exchange and release agreement, the Company accumulated $2.7 million of costs and estimated earnings in excess of billings on the uncompleted Mountain Creek project. As the costs and estimated earnings in excess of billings were not a part of the Company’s investment in the LLC, the Company recorded a $2.7 million provision for losses on contracts in the consolidated statement of operations for the year ended December 31, 2013 and reducing the costs and estimated earnings in excess of billings on the uncompleted contracts to $0 at December 31, 2013.

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

Other Intangible Assets

During the three months ended December 31, 2012, the Company determined that the carrying value of certain intangible assets related to customer relationships were no longer recoverable based on a discrete evaluation of the nature of the intangible assets, incorporating the effect of the Company’s recent decision to no longer maintain the customer relationships. As a result, the Company recorded an impairment charge of $0.1 million on its Consolidated Statement of Operations for the year ended December 31, 2012. The balance of intangible assets as of December 31, 2013 and December 31, 2012 was $1.1 million and $1.7 million, respectively.

Other intangible assets consisted of the following (in thousands):

	Useful Life (in months)	Gross	Impairment Charge	Accumulated Amortization	Net
As of December 31, 2013
Patent	57	$2,700	$-	$(1,568)	$1,132
		$2,700	$-	$(1,568)	$1,132

As of December 31, 2012
Patent	57	$2,700	$-	$(997)	$1,703
Customer relationships	33	400	(148)	(252)	-
		$3,100	$(148)	$(1,249)	$1,703

As of December 31, 2013, the estimated future amortization expense related to other intangible assets is as follows (in thousands):

Amount
Year
2014	$570
2015	562
$1,132

12.          Stockholders’ (Deficit) Equity

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

The following table summarizes the Company’s warrant activity:

	Shares	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Term

Outstanding as of January 1, 2012	2,066,302	2.91	0.91
Issued	300,000	0.75	3.00
Exercised	-	-	-
Cancelled/expired	(2,066,302)	2.91	-

Outstanding December 31, 2012	300,000	0.75	2.10
Issued	-		-
Exercised	-		-
Cancelled/expired	-		-
Outstanding December 31, 2013	300,000	0.75	1.10
Exercisable December 31, 2013	300,000	$0.75	1.10

In April 2013, LDK forgave $2.6 million of debt by SGT which is recorded in additional paid in capital. Additionally, the Company deconsolidated net liabilities owned by SGT to LDK of $2.0 million. As LDK is the Company’s parent company, this portion of the deconsolidation was treated as debt forgiveness and a capital transaction recorded as an increase to additional paid in capital.

13.          Stock-based Compensation

The Company measures stock-based compensation expense for all stock-based compensation awards based on the grant-date fair value and recognizes the cost in the financial statements over the employee requisite service period.

The following table summarizes the consolidated stock-based compensation expense, by type of awards for the years ended December 31 (in thousands):

	For the Years Ended
	December 31, 2013	December 31, 2012
Employee stock options	$575	$349
Restricted stock grants	-	106
Total stock-based compensation expense	$575	$455

The following table summarizes the consolidated stock-based compensation by line items for the years ended December 31 (in thousands):

	For the Years Ended
	December 31, 2013	December 31, 2012
General and administrative	$429	$394
Sales, marketing and customer service	100	57
Engineering, design and product management	46	4
Total stock-based compensation expense	575	455
Tax effect on stock-based compensation expense	—	—
Total stock-based compensation expense after income taxes	$575	$455

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

Expected Term — The Company’s expected term represents the period that the Company’s stock-based awards are expected to be outstanding. For awards granted subject only to service vesting requirements, the Company utilizes the simplified method for estimating the expected term of the stock-based award, instead of historical exercise data. For its performance-based awards, the Company has determined the expected term life to be five years based on contractual life and the seniority of the recipient.

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

Assumptions used in the determination of the fair value of share-based payment awards using the Black-Scholes model for stock option grants during the years ended December 31 were as follows:

	For the Years Ended
	December 31, 2013			December 31, 2012
Expected term		3.75			3.75
Risk-free interest rate	0.95%	-	1.2%	0.6%	-	0.89%
Expected volatility	106%	-	118%	101	-	103%
Expected dividend yield		0%			0%

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

The Company currently has time-based options outstanding. The time-based options generally vest 25% annually and expire three to five years from the date of grant. The restricted shares were fully vested as of December 31, 2013. Total number of shares reserved and available for grant and issuance pursuant to this Plan is equal to 9% of the number of outstanding shares of the Company. Not more than 2,000,000 shares of stock shall be granted in the form of incentive stock options. Shares issued under the Plan will be drawn from authorized and unissued shares or shares now held or subsequently acquired by the Company. Outstanding shares of the Company shall, for purposes of such calculation, include the number of shares of stock into which other securities or instruments issued by the Company are currently convertible (e.g., convertible preferred stock, convertible debentures, or warrants for common stock), but not outstanding options to acquire stock. At December 31, 2013 there were 10,370,106 shares available for grant under the plan (9% of the outstanding shares of 198,214,456 plus outstanding warrants of 300,000 less options outstanding and exercises since inception).

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

The following table summarizes the Company’s stock option activities:

	Shares	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value ($000)
Outstanding as of January 1, 2012	5,171,500	$0.56
Granted	2,620,000	0.33
Exercised	—	—
Forfeited	(1,955,000)	0.57
Outstanding as of December 31, 2012	5,836,500	$0.45
Granted	4,450,000	0.06
Exercised	—	—
Forfeited	(3,172,250)	0.47
Outstanding as of December 31, 2013	7,114,250	$0.20	3.91	$-
Vested and exercisable as of December 31, 2013	1,435,500	$0.46	2.26	$-
Vested and expected to vest as of December 31, 2013	7,114,250	$0.20	3.91	$-

The following table presents the exercise price and remaining life information about options exercisable at December 31, 2013:

Range of exercise price			Shares Exercisable	Weighted average remaining contractual life	Weighted average exercise price	Aggregate Intrinsic (000s)
$1.24	-	$1.30	150,000	1.00	$1.25	$-
$0.70	-	$1.23	27,000	0.24	0.74	-
$0.23	-	$0.69	1,258,500	2.53	0.36	-
			1,435,500	2.26	$0.46	$-

Changes in the Company’s non-vested stock awards are summarized as follows:

	Time-based Options		Restricted Stock
	Shares	Weighted Average Exercise Price Per Share	Shares	Weighted Average Grant Date Fair Value Per Share
Non-vested as of January 1, 2012	4,325,000	$0.41	-	$-
Granted	2,620,000	0.33	400,000	0.27
Vested	(1,187,875)	0.51	(400,000)	0.27
Forfeited	(1,530,125)	0.47	-	-
Non-vested as of December 31, 2012	4,227,000	$0.38	-	-
Granted	4,450,000	0.06	-	-
Vested	(802,750)	0.41	-	-
Forfeited	(2,195,500)	0.64	-	-
Non-vested as of December 31, 2013	5,678,750	$0.13	-	$-

As of December 31, 2013, there was $0.6 million of unrecognized compensation cost related to non-vested option awards, which is expected to be recognized over a weighted-average of 3.2 years.

The total intrinsic value of shares vested during the year ended December 31, 2013 and 2012 was $0.7 million and $0.5 million, respectively. There were no changes to the contractual life of any fully vested options during the years ended December 31, 2013 and 2012. There were no options exercised during the years ended December 31, 2013 or 2012.

Following is a summary of our restricted stock awards as of December 31, 2013 and 2012 and changes during the years then ended:

	Number of Shares	Weighted Average Grant-Date Fair Value
Restricted stock units at January 1, 2012	925,868	$0.79
Granted	400,000	0.27
Forfeited	-	-
Restricted stock units at December 31, 2012	1,325,868	0.63
Granted	-	-
Forfeited	-	-
Restricted stock units at December 31, 2013	1,325,868	$0.63

14.          Income Taxes

(Loss) income before provision for income taxes is attributable to the following geographic locations for the years ended December 31 (in thousands):

	2013	2012
United States	$(20,887)	$(20,924)
Foreign	(10,544)	(4,584)
	$(31,431)	$(25,508)

The provision(benefit) for income taxes consists of the following for the years ended December 31 (in thousands):

	2013	2012
Current:
Federal	$-	$(46)
State	7	(21)
Foreign	979	(395)
Total current	986	(462)
Deferred:
Federal	-	-
State	-	-
Foreign	(173)	382
Total deferred	(173)	382
Total provision(benefit) for income taxes	$813	$(80)

The provision for income taxes for the year ended December 31, 2013 was primarily the result of the SGT liquidation and the related charge off of the asset created by the elimination of the intercompany gain created by the sale of an asset between the Company and SGT during 2012.

The reconciliation between the actual income tax expense and income tax computed by applying the statutory U.S. Federal income tax rate of 35% to pre-tax (loss) income before provision for income taxes for the years ended December 31 is as follows (in thousands):

	2013	2012
Provision for income taxes at U.S. Federal statutory rate	$(11,001)	$(8,928)
State taxes, net of federal benefit	4	(13)
Foreign taxes at different rate	4,500	1,591
Non-deductible expenses	100	(68)
Valuation allowance	7,078	4,843
Other	(114)	631
Impairment	246	1,864

	$813	$(80)

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

	2013	2012
Deferred income tax assets:
Net operating loss carry forwards	$25,458	$17,602
Temporary differences due to accrued warranty costs	684	690
Temporary differences due to bonus and vacation accrual	33	94
Temporary differences due to construction in progress	-	1,316
Other temporary differences	595	142
Allowance for bad debts	2,474	54
Credits	16	16

	29,260	19,914
Valuation allowance	(29,260)	(19,914)

Total deferred income tax assets	-	-

Deferred income tax liabilities:
Other temporary differences	-	(173)

Total deferred income tax liabilities	-	(173)

Net deferred tax (liabilities) assets	$-	$(173)

As of December 31, 2013, the Company had a net operating loss carry forward for federal income tax purposes of approximately $56.8 million, which will start to expire in the year 2027. The Company had a total state net operating loss carry forward of approximately $68.7 million, which will start to expire in the year 2017. The Company has a foreign net operating loss carry forward of $2.8 million, some of which begin to expire in 2017. The Company had a federal alternative minimum tax credit of $16,000, which does not expire.

Utilization of the federal and state net operating losses is subject to certain annual limitations due to the “change in ownership” provisions of the Internal Revenue Code of 1986 and similar state provisions. However, the annual limitation is not anticipated to result in the expiration of net operating losses and credits before utilization.

The Company recognizes deferred tax assets if it is more likely than not that those deferred tax assets will be realized. Management reviews deferred tax assets periodically for recoverability and makes estimates and judgments regarding the expected geographic sources of taxable income in assessing the need for a valuation allowance to reduce deferred tax assets to their estimated realizable value. Realization of the Company’s deferred tax assets is dependent upon future earnings, if any, the timing and amount of which are uncertain. Because of the Company’s lack of earnings history, the net deferred tax assets have been fully offset by a valuation allowance. The valuation allowance increased by $9.4 million and $7.1 million during the years ended December 31, 2013 and 2012, respectively.

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

The Company had no unrecognized tax benefits for the years ended December 31, 2013 and 2012, respectively.

15.          Lines of Credit and Loans Payable

Lines of Credit

On December 26, 2011, the Company entered into a Business Loan Agreement with Cathay Bank (“Cathay”) whereby Cathay agreed to extend the Company a line of credit of the lesser of $9.0 million or 70% of the aggregate amount in certain accounts receivable, which will mature December 31, 2012. LDK agreed to guaranty the full amount of the loan under a Commercial Guaranty by and between LDK and Cathay dated December 26, 2011. The interest rate under the loan is variable, 1.25% above the prime rate. In conjunction with the Business Loan Agreement, the Company and Cathay entered into a Commercial Security Agreement dated December 26, 2011 (“Cathay Security Agreement”), pursuant to which Cathay is granted a security interest in the collateral, which is certain accounts receivable. See Note 12 — Stockholders’ (Deficit) Equity regarding the warrants associated with the line of credit that were issued in February 2012.

Under the Business Loan Agreement, the Company is required to adhere to certain covenants, including a profitability requirement and financial statement ratio covenants. On June 15, 2012, the Company and Cathay executed a modification to the terms of the line of credit to adjust the required debt to worth ratio from three to one from two and one-half to one, and to subject all future advances to 70% of the receipts related to EPC agreements reviewed and approved by Cathay. Due to the accounting treatment related to the Aerojet 1 solar project development, the Company’s debt to worth covenant was in violation at December 31, 2011 and continues to be in violation until the related financial obligation is satisfied. The Company obtained a waiver from Cathay that excludes the financial impact of the Aerojet 1 transaction from the calculation of the debt to worth ratio through the term of the loan.

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

In August, 2013, the Company entered into an agreement with Cathay whereby Cathay agreed, subject to certain conditions precedent, to forbear from foreclosing on the security interest securing the Loan Agreement until September 30, 2013. In connection with the forbearance, the Company agreed to pay Cathay the outstanding and unpaid balance of the loan on September 30, 2013. In addition, as of September 30, 2013, the interest rate under the loan equals 11%. All proceeds from the sale of projects and any payments received from KDC shall be applied to loan payment.

In November, 2013, the Company entered into another forbearance agreement with Cathay whereby Cathay agreed to forbear from foreclosing on the security interest securing the Loan Agreement until December 31, 2013. In connection with the forbearance, the Company agreed to pay Cathay the outstanding and unpaid balance of the loan on December 31, 2013. The forbearance agreement expired on December 31, 2013 without payment being made. In March 2014, the Company received a formal notice of default and demand under the loan documents and forbearance agreement from Cathay Bank which requires the Company to repay the aggregate outstanding principal balance of the loan and unpaid interest.

As of December 31, 2013 and 2012, the Company had a balance outstanding to Cathay on the line of credit of $4.25 million and $4.4 million, respectively, recorded in the current account lines of credit.

During 2012, SGT entered into various unsecured revolving credit agreements with six Italian financial institutions under which SGT could borrow up to 4.0 million Euros (approximately $5.1 million U.S. Dollars). Amounts borrowed for advances on customer invoices or for performance bonds to customers may be repaid and reborrowed after repayment. SGT is required to pay interest on outstanding borrowings at interest rates ranging from 4.4% to 9.9%, compounded quarterly. Repayment is due for each invoice advance upon repayment by the customer, up to 120 days from utilization of each facility. As of December 31, 2012, $4.4 million was outstanding under the revolving credit facilities, classified in the current account lines of credit.

Loans Payable

On December 30, 2011, SPI New Jersey entered into two facility agreements with CDB. The first Facility Agreement is for a $3.6 million facility and a RMB 72,150,000 ($11.9 million at current exchange rates) facility and relates to EPC Financing for one of the Company’s customers. No borrowings were drawn under the RMB 72,150,000 facility with CDB. The facility expired on December 31, 2012. The second Facility Agreement is for a $15.6 million facility and a RMB 77,850,000 ($12.9 million at current exchange rates) facility and relates to EPC financing for another project of the same customer. SPI New Jersey has twelve months to draw upon the facilities. The interest rate is a variable interest rate based on either LIBOR plus a margin, in the case of a loan under a U.S. dollar portion, or the standard RMB interest rate for similar loans, in the case of a loan under a RMB portion. The interest is payable every six months. Under each Facility Agreement, SPI New Jersey is obligated to pay a front-end fee of 1.5% of the total amount of the U.S. dollars portion of a Facility Agreement upon the first drawing under the U.S. dollars portion of that Facility Agreement. Further, SPI New Jersey is obligated to pay a front-end fee of 1.5% of the total amount of the RMB portion of a Facility Agreement upon the first drawing under the RMB portion of that Facility Agreement. Additionally, SPI New Jersey is obligated to pay a fee equal to 0.5% per annum of the available but undrawn funds. The loans under a facility may be prepaid in whole or in part. However, any repaid portion cannot be re-borrowed. The full amount outstanding under a facility is required to be paid in full twenty-four months from the date the facility was first utilized, which was December 2011. The loans outstanding under the facility also become payable on the occurrence of certain events, including a change of control of SPI New Jersey. During the three months ended March 31, 2012, SPI New Jersey repaid the first Facility Agreement of $3.6 million upon completion of the related solar development project. No amounts remain outstanding under the first Facility Agreement as of December 31, 2013 and December 31, 2012. During the three months ended June 30, 2012, the Company drew down the remaining amount of RMB 77,850,000 (or $12.3 million in USD) under the second Facility Agreement. In December 2013, upon collection of its note receivable and related interest from customer KDC (see Note 8), the Company repaid the amounts outstanding and related interest under the loan payable in full. As of December 31, 2013 and December 31, 2012, the outstanding balance under the second facility agreement was none and $27.9 million, respectively, which was recorded in current loans payable and capital lease obligations.

On December 30, 2011, the Company and CDB entered into a Security Agreement (the “CDB Security Agreement”), whereby the Company granted CDB a security interest in certain collateral. The collateral relates to the Project Facilities financed and the electricity grid-connected photovoltaic, solar power generation facilities that are the subject of the EPC Contract with specified installed capacity. The carrying value of the assets were $22.6 million as of December 31, 2012. The CDB Security Agreement provided CDB with security for two term loan facilities that CBD, as lender, extended to a wholly owned subsidiary of the Company, SPI Solar New Jersey, Inc. (“SPI New Jersey”) as discussed above (collectively, the “Facility Agreements” and each a “Facility Agreement”). Under the CDB Security Agreement, CDB may, among other rights involving the collateral, sell the collateral or withdraw funds from certain accounts of the Company in the event of a default under a Facility Agreement. The CDB Security Agreement terminated upon satisfaction in full of the obligations under the Facility Agreements.

16.          Commitments and Contingencies

Commitments

Restricted cash —At December 31, 2013 and 2012, the Company had restricted bank deposits of $0.4 million. The restricted bank deposits consist of a reserve pursuant to our guarantees of Solar Tax Partners 1, LLC (“STP”) with the bank providing the debt financing on the Aerojet 1 solar generating facility (see below for additional details related to the Aerojet 1 development project).

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

The Company has recorded on its Consolidated Balance Sheet the guarantees of $0.1 million at December 31, 2013 and 2012, respectively, which approximates their fair value (refer to Note 18— Fair Value of Financial Instruments). These amounts, less related amortization, are included in accrued liabilities. These guarantees for the Aerojet 1 project are accounted for separately from the financing obligation related to the Aerojet 1 project because they are with different counterparties.

Financing Obligation —The guarantees associated with Aerojet 1 constitute a continuing involvement in the project. While the Company maintains its continuing involvement, it will apply the financing method and, therefore, has recorded and classified the proceeds received of $11.7 million and $12.9 million from the project in long-term liabilities within financing and capital lease obligations, net of current portion, at December 31, 2013 and 2012, respectively, in the Consolidated Balance Sheets.

Performance Guaranty — On December 18, 2009, the Company entered into a 10-year energy output guaranty related to the photovoltaic system installed for STP at the Aerojet 1 facility in Rancho Cordova, CA. The guaranty provided for compensation to STP’s system lessee for shortfalls in production related to the design and operation of the system, but excluding shortfalls outside the Company’s control such as government regulation. The Company believes that the probability of shortfalls is unlikely and if they should occur they would be covered under the provisions of its current panel and equipment warranty provisions. For the fiscal year ended December 31, 2013, there continues to be no charges against our reserves related to this performance guaranty.

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

The accrual for warranty claims consisted of the following (in thousands):

	2013	2012
Beginning balance - January 1	$1,537	$1,679
Provision charged to warranty expense	-	221
Less: warranty claims	-	(363)
Ending balance - December 31,	1,537	1,537
Current portion of warranty liability	200	200
Non-current portion of warranty liability	$1,337	$1,337

Operating leases — The Company leases facilities under various operating leases, some of which contain escalation clauses, which expire through 2017. The Company also leases vehicles under operating leases. Rental expenses under operating leases included in the statement of operations were $0.5 million and $0.9 million for the years ended December 31, 2013 and 2012, respectively.

Future minimum payments under all of our non-cancelable operating leases are as follows as of December 31, 2013 (in thousands):

2014	$171
2015	176
2016	182
2017	17
Thereafter	-
$546

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

On July 26, 2013, we filed a complaint against Seashore Solar, Inc. and Seashore Solar Development, LLC (collectively “Seashore”) and KDC Solar RTC, LLC (“KDC”) in the Superior Court of New Jersey, Chancery Division, Somerset County, under Docket No. SOM-C-12042-13. This lawsuit relates to a solar power project in Egg Harbor Township, New Jersey (the “project”). We sold solar panels to Seashore for use in the Project. The unpaid portion of the purchase price for the panels is approximately $2,800,000. We also entered into an EPC agreement with Seashore with regard to the Project. Seashore sold the Project to KDC and is no longer in a position to satisfy its obligations under the EPC agreement. We are seeking damages from Seashore for the unpaid solar panels and breach of the EPC agreement. The parties are in the process of negotiating a settlement agreement. The accounts receivable from Seashore Solar, Inc. is fully reserved as of December 31, 2013.

In November 2013, the board of directors of SGT approved a voluntary plan for liquidation. On December 30, 2013, the board of directors of SGT appointed a liquidator. Under Italian regulations, the liquidation process is controlled and carried out by the liquidator and the Company has no ability to exercise influence over SGT. SGT currently has insufficient funds to fund the SGT liquidation process. Under the plan of liquidation the Company is obligated to fund 600,000 Euros as of December 31, 2013 of which LDK is responsible for 100,000 Euros. In the event SGT does not receive additional funds needed to proceed with the liquidation, SGT will likely be forced to file for bankruptcy protection. The Company accrued a liability for 500,000 Euros for the unpaid portion of its obligation to fund SGT’s liquidation at December 31, 2013.

From time to time, the Company is involved in various other legal and regulatory proceedings arising in the normal course of business. While the Company cannot predict the occurrence or outcome of these proceedings with certainty, it does not believe that an adverse result in any pending legal or regulatory proceeding, individually or in the aggregate, would be material to our consolidated financial condition or cash flows; however, an unfavorable outcome could have a material adverse effect on our results of operations for a specific interim period or year.

17.          Operating Risk and Geographical Information

Concentrations of Credit Risk and Major Customers — A substantial percentage of the Company’s net revenue comes from sales made to a small number of customers to whom sales are typically made on an open account basis. Details of customers accounting for 10% or more of total net revenue for the years ended December 31, 2013 and 2012 are as follows (in thousands):

	2013		2012
Customer	Revenue	% of Total Revenue	Revenue	% of Total Revenue
Related party sales, including North Palm Springs Investments LLC*	$-	-%	$35,539	36%
Taneo Fund Management Company	13,854	32%	-
KDC Solar Credit LS, LLC	22,829	54%	26,010	26%

	$36,683	86%	$61,549	62%

*             North Palm Springs Investments, LLC is a wholly owned subsidiary of LDK Solar USA, Inc.

Details of the accounts receivable, net, notes receivable, and costs and estimated earnings in excess of billings on uncompleted contracts and construction in progress from the customers with the largest balances at December 31, 2013 and 2012, respectively are (in thousands):

	2013		2012
Customer	$	% of Total	$	% of Total
Related party sales, including North Palm Springs Investments LLC*	$-	-%	$11,858	11%
KDC Solar Credit LS, LLC	13,668	31%	39,993	39%
SDL Solar	7,056	16%	-	-%
Solar Hub	8,450	19%	-	-%
Taneo Fund Management Company	8,801	20%	16,078	16
	$37,975	86%	$67,929	66%

*             North Palm Springs Investments, LLC is a wholly owned subsidiary of LDK Solar USA, Inc.

Geographical Information

Net sales by geographic location are as follows (in thousands):

Location (a)	2013	2012
United States	$25,347	$56,366
Greece	13,854	8,251
Italy	3,428	35,101
China	-	238
	$42,629	$99,956

(a)	Sales are attributed to countries based on location of customer.

Geographic information, which is based upon physical location, for long-lived assets was as follows (in thousands):

Location	2013	2012
United States	$11,750	$12,845
Italy	-	5,905
China (including Hong Kong)	2	4

	$11,752	$18,754

18.           Fair Value of Financial Instruments

The carrying values and fair values of the Company’s financial instruments were as follows (in thousands):

	December 31, 2013		December 31, 2012
	Carrying value	Fair value	Carrying value	Fair value
Cash and cash equivalents	$1,031	$1,031	$17,823	$17,823
Notes receivable, current	8,450	8,450	14,120	$14,120
Notes receivable, noncurrent	13,668	13,668	-	$-
Line of credit and Loans Payable	4,250	4,250	39,478	$39,478

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

Line of credit and Loans payable. The carrying amount approximated fair due to the short maturity and their variable market rates of interest that change with current Prime or LIBOR rate and no change in counterparty credit risk and were classified as Level 2 of the fair value hierarchy.

19.          Related Party Transactions

In September 2012, SGT transferred its interest in its wholly owned subsidiary, Moiac Solare Srl (“Moiac”), to Terrasol Solar SA (“Terrasol”). Terrasol’s parent, Century Solar Jewel SA is 40% owned by LDK Solar Europe Holding SA, a wholly owned subsidiary of LDK. The total contract value from the EPC agreements for the construction of 641kW solar development projects owned by Moiac is $1.9 million.

In June 2012, SGT began construction on multiple solar development projects under EPC agreements with Terrasol. The total contract value from the construction of these solar development projects is $16.1 million.

During the year ended December 31, 2013 and 2012, the Company recorded net sales to LDK, NPSLLC and Terrasol of none and $35.5 million, respectively, with a cost of goods sold of none and $32.6 million, respectively, primarily consisting of solar development costs. As of December 31, 2013, accounts receivable from LDK was $3.9 million primarily related to the receivables from solar development projects with and inventory sale to LDK in prior year. As of December 31, 2012, accounts receivable from LDK was $11.9 million primarily related to the receivables from solar development projects with and inventory sale to LDK.

As of December 31, 2013 and 2012, the Company had accounts payable to LDK of $50.9 million and $51.8 million, respectively, primarily related to purchases of solar panels for solar development projects. See Note 2 — Going Concern Considerations and Management’s Plan for further discussion related to the accounts payables with LDK. The Company and LDK have agreed to the right of setoff for all intercompany receivables and payables.

In June 2013, LDK forgave $2.6 million in indebtedness to provide an injection of capital to SGT to keep their shareholder capital from going negative and triggering liquidity accounting under Italian statutory law. Additionally, the Company deconsolidated net liabilities owned by SGT to LDK of $2.0 million. As LDK is the Company’s parent company, this portion of the deconsolidation was treated as debt forgiveness and a capital transaction recorded as an increase to additional paid in capital. Refer to Note 6 for further details of the SGT deconsolidation.

20.          Subsequent Events

In February 2014, LDK filed an application for provisional liquidation in the Cayman Islands in connection with its plans to resolve its offshore liquidity issues.

In March 2014, the Company received a formal notice of default and demand under the loan documents and forbearance agreement from Cathay Bank which requires the Company to repay the aggregate outstanding principal balance of the loan and unpaid interest.

* * *