Form 10-K/A
period 2013-12-31
Solar Power, Inc.
filed 2014-04-30
CIK 1210618

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

The number of shares of registrant’s common stock outstanding as of April 23, 2014 was 198,214,456.

DOCUMENTS INCORPORATED BY REFERENCE

None.

Explanatory Note

Solar Power, Inc. (the “Company,” “we,” “us” or “our”) is filing this Amendment No. 1 on Form 10-K/A (this “Amendment”) to amend our Annual Report on Form 10-K for the year ended December 31, 2013, as filed with the Securities and Exchange Commission (the “SEC”) on April 15, 2014 (the “Original Filing”), to include the information required by Part III of Form 10-K. This information was previously omitted from the Original Filing in reliance on General Instruction G(3) to Form 10-K, which permits the information in the above referenced items to be incorporated in the Form 10-K by reference from our definitive proxy statement if such statement is filed no later than 120 days after our fiscal year-end. The information required by Items 10-14 of Part III is no longer being incorporated by reference to the proxy statement relating to the Company’s 2014 Annual Meeting of Shareholders.  The reference on the cover of the Original Filing to the incorporation by reference to portions of our definitive proxy statement into Part III of the Original Filing is hereby deleted.  This Amendment No. 1 is not intended to update any other information presented in the Annual Report as originally filed.

Form 10-K/A

(Amendment No. 1)

For the Fiscal Year Ended December 31, 2013

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors, Executive Officers and Significant Employees

The following table sets forth the names and ages of our current board of directors (the “Board”), our named executive officers, our significant employees, and the principal offices and positions held by each person. Our executive officers are appointed by our Board. Our directors serve until the earlier occurrence of the appointment of his or her successor at the next meeting of shareholders, death, resignation or removal by the Board. There are no family relationships among our directors and our named executive officers.

Person	Age	Position
Xiaofeng Peng	39	Chairman of the Board of Directors
Min Xiahou	50	Chief Executive Officer and Director
Charlotte Xi	59	President, Chief Operations Officer, Interim Chief Financial Officer and Director
Lang Zhou	42	Director
Stephen C. Kircher	60	Chief Strategy Officer

Biographies

Set forth below is a brief biography of each director, named executive officer and significant employee that contains information regarding the individual’s service as a director, named executive officer and significant employee including business experience for the past five years. In addition, information for directors includes directorships held during the past five years, information concerning certain legal or administrative proceedings, if applicable, and the experiences, qualifications, attributes or skills that caused the Board to determine that the individual should serve as a director for the Company.

Xiaofeng Peng

Mr. Peng has served as chairman of our Board since January 10, 2011. Mr. Peng was appointed chairman of the Board pursuant to the Stock Purchase Agreement entered into between the Company and LDK Solar Co., Ltd. (“LDK”) on January 5, 2011. Mr. Peng founded LDK in July 2005 and is its chairman of the board and chief executive officer. Prior to founding LDK, Mr. Peng founded Suzhou Liouxin in March 1997 and was its chief executive officer until February 2006. Suzhou Liouxin is a leading manufacturer of personal protective equipment in Asia. Mr. Peng graduated from Jiangxi Foreign Trade School in 1993 with a diploma in international business and from Beijing University Guanghua School of Management with an executive MBA degree in 2002.

Mr. Peng’s experience as founder of LDK and his previous experience in founding and managing manufacturing operations qualify him to be a director of the Company.

Min Xiahou

Mr. Xiahou has served as our chief executive officer and director since August 19, 2013. Mr. Xiahou is also a Senior Vice President of LDK Solar Co., Ltd. and as the General Manager of LDK Solar’s Solar Power System Division since May 2011. Before that, Mr. Xiahou served various government roles from 1989 to 2011. From 2008 to 2011, Mr. Xiahou served as the Board Chairman and General Manager of Xinyu Urban Construction Group, a state owned construction corporation in China. Mr. Xiahou received his Bachelor of Economics degree from Xiamen University, China in 1989. He is also a Certified Accountant in China.

Mr. Xiahou’s experience as senior management of LDK and his previous experience in financing and construction companies qualify him to be a director of the Company.

Charlotte Xi

Ms. Xi has served as our president, chief operating officer and director since August 19, 2013 and as interim chief financial officer since September 13, 2013. Ms. Xi served as Senior Vice President of Global Operations at Canadian Solar Inc. (“CSI”) from November 2009 to June 2013. Prior to that, she was the Vice President of Finance, and later Vice President of Overseas Operations. She was also compliance officer and corporate controller of CSI from February 2007 to October 2009. Prior to joining CSI (a NASDAQ listed company), Ms. Xi spent 18 years in the United States, obtaining her advanced education degrees and professional experience. Between 2004 and 2006, Ms. Xi was director of accounting and compliance at ARAMARK Corporation, a Fortune 500 company, and TV Guide Magazine in the United States, responsible for financial reporting and successfully implementing Sarbanes-Oxley compliance during the first year of its applicability. In addition to her corporate reporting experience, Ms. Xi spent eight years in manufacturing facilities with progressive job responsibilities from cost accountant to plant controller for the Saint-Gobain Corporation and Worthington-Armstrong Venture. Ms. Xi holds a bachelor’s degree from the Shanghai Teachers University and MA and MBA degrees from the Midwestern State University in Texas. Ms. Xi is a Texas Certified Public Accountant.

Ms. Xi’s experience as senior management of CSI and her previous experience in financing and managing manufacturing operations qualify her to be a director of the Company.

Lang Zhou

Mr. Zhou has served as our director since April 17, 2014. Mr. Zhou has been a professor of Nanchang University since 1997. Mr. Zhou has extensive experience in Solar PV industry. Mr. Zhou received a Ph.D. in materials science & engineering from Beijing Science & Technology University, and received a M.S and a B.S. in materials science & engineering from Shanghai Jiaotong University in 1980.

Mr. Zhou’s experience in the Solar PV industry qualifies him to be a director of the Company.

Steve C. Kircher

Mr. Kircher has served as our Chief Strategy Officer since August 19, 2013. Mr. Kircher previously served as the chairman of our Board from September 2006 through January 10, 2011, and served as our chief executive officer from May 2006 to August 2013. Prior to that, Mr. Kircher served as a consultant to International DisplayWorks, Inc. from December 2004 through April 2006. Mr. Kircher also served as the chairman and chief executive officer of International DisplayWorks, Inc. from July 2001 until December 2004. Mr. Kircher has a Bachelor of Arts degree from the University of California, San Diego.

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

Section 16 Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the Company’s executive officers and directors and persons who own more than 10% of a registered class of the Company’s equity securities, to file with the SEC initial statements of beneficial ownership, reports of changes in ownership and annual reports concerning their ownership, of common stock and other equity securities of the Company on Forms 3, 4, and 5, respectively. Executive officers, directors and greater than 10% shareholders are required by SEC regulations to furnish us with copies of all Section 16(a) reports they file. We believe that all reports required by section 16(a) for transactions in the year ended December 31, 2013 were filed timely, except as follows: Min Xiahou filed a Form 3 reporting no holdings and a Form 4 reporting one transaction was filed late; Charlotte Xi filed a Form 3 reporting no holdings and a Form 4 reporting one transaction was filed late.

Audit Committee Financial Expert

We currently do not have a separately-designated audit committee, and the Board performs the functions of the audit committee. No members of our Board have been designated as an "audit committee financial expert". We are considering whether to retain an independent director to act as our audit committee financial expert. At this time, no candidates have been identified and there can be no assurance that we can attract and retain an independent director to act as our audit committee financial expert.

ITEM 11.  EXECUTIVE COMPENSATION

Compensation Table

The following table sets forth all compensation awarded, earned or paid for services rendered to us in all capacities during fiscal year 2013 and 2012 to (i) each person who served as our chief executive officer during fiscal 2013; (ii) the two most highly compensated officers other than the chief executive officer who were serving as executive officers at the end of fiscal 2013 and whose total compensation for such year exceeded $100,000; and (iii) up to two additional individuals for whom disclosures would have been provided in this table, but for the fact that such persons were not serving as executive officers as of the end of fiscal 2013 (sometimes referred to collectively as the “named executive officers”). A column or table has been omitted if there was no compensation awarded to, earned by or paid to any of the named executive officers or directors required to be reported in such table or column in the respective fiscal year. We do not have any employment agreements, nor do we have severance terms or provisions for executive officers.

Summary Compensation Table

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)		All Other Compensation ($)	Total ($)
Min Xiahou	2013	—	—	—	70,000	(1)	—	70,000
Chief Executive Officer and Director
Charlotte Xi	2013	116,900	—	—	70,000	(2)	—	186,900
President, Chief Operations Officer, Interim Financial Officer and Director
Stephen C. Kircher (3)	2013	220,000	—	—	—		—	220,000
Chief Strategy Officer	2012	200,000	55,000	—	—		—	255,000

(1)

Reflects options granted to Mr. Xiahou to purchase 2,000,000 shares of our common stock at an exercise price of $0.05 and a grant date fair value of $0.035 with four-year vesting terms and which expire in August 2018. The amount reported represents the grant date fair value computed in accordance with Financial Accounting Standards Board (“FASB”) ASC Topic 718.

(2)

Reflects options granted to Ms. Xi to purchase 2,000,000 shares of our common stock at an exercise price of $0.05 and a grant date fair value of $0.035 with four-year vesting terms and which expire in August 2018. The amount reported represents the grant date fair value computed in accordance with Financial Accounting Standards Board (“FASB”) ASC Topic 718.

(3)	Mr. Kircher resigned as the chief executive officer of the Company on August 19, 2013.

Outstanding Equity Awards at Fiscal Year End

The following table summarizes the options awards granted to each of the named executive officer identified above in the summary compensation table above pursuant to our 2006 Equity Incentive Plan. No stock options were exercised in the last fiscal year.

Outstanding Equity Awards at Fiscal Year-End

	Option Awards						Stock Awards
Name	Number of securities underlying unexercised options (#) exercisable		Number of securities underlying options (#) unexercisable		Option exercise price ($)	Option expiration date	Number of shares or units have not vested (#)	Market value of shares or units that have not vested ($)	Equity incentive plan awards: number of unearned shares, units or other rights that have not vested (#)	Equity incentive plan awards: market or payout value of unearned shares, units or other rights that have not vested ($)
Min Xiahou			2,000,000	(1)	$0.05	8/19/2018	—	$—	—	$—
Chief Executive Officer			0
Charlotte Xi			2,000,000	(2)	0.05	8/19/2018	—	—	—	—
President, Chief Operations Officer and Interim Chief Financial Officer			0
Stephen C. Kircher	150,000	(3)	50,000		1.24	1/4/2015	—	—	—	—
Chief Strategy Officer	500,000	(4)	500,000		0.49	4/1/2016	—	—	—	—

(1)	Reflects an option granted to Mr. Xiahou to purchase up to 2,000,000 shares of our common stock at an exercise price of $0.05. This option expires in August 2018.
(2)	Reflects an option granted to Ms. Xi to purchase up to 2,000,000 shares of our common stock at an exercise price of $0.05. This option expires in August 2018.
(3)

Reflects an option granted to Mr. Kircher to purchase up to 200,000 shares of our common stock at an exercise price of $1.24. This option expires in January 2015. As of December 31, 2013, 75% of these options have vested.

(4)

Reflects an option to 1,000,000 granted to Mr. Kircher to purchase up to 1,000,000 our common stock at an exercise price of $0.49. This option expires in April 2016. As of December 31, 2013, 50% of these options have vested.

Long-Term Incentive Plans-Awards in Last Fiscal Year

We do not currently have any long-term incentive plans.

Compensation of Directors

All our non-employee directors earned director compensation in 2013 in the form of quarterly retainers and committee chairman retainers as set forth in the following table:

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

Min Xiahou, our chief executive officer, and Charlotte Xi, our president, chief operations officer and interim chief financial officer, received no additional compensation for serving on the Board. Their compensation is described in the Summary Compensation Table above.

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Non-Qualified Deferred Compensation ($)	All Other Compensation ($)	Total ($)
Xiaofeng Peng	$12,500	$—	$—	$—	$—	$—	$12,500
Francis W. Chen(1)	$12,500	$—	$—	$—	$—	$—	$12,500
Jack Lai(2)	$17,348	$—	$—	$—	$—	$—	$17,348
Dennis Wu(3)	$20,266	$—	$—	$—	$—	$—	$20,266

(1)	Mr. Chen resigned as the independent director of the Company on August 13, 2013.
(2)	Mr. Lai resigned as the director of the Company on February 21, 2014.
(3)	Mr. Wu resigned as the independent director of the Company on August 11, 2013.

There was no compensation paid for serving on the Board after October 1, 2013.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth as of April 30, 2014, certain information relating to the ownership of our common stock by (i) each person known by us to be the beneficial owner of more than 5% of the outstanding shares of the class of equity security, (ii) each of our directors, (iii) each of our executive officers, and (iv) all of our executive officers and directors as a group. Except as may be indicated in the footnotes to the table and subject to applicable community property laws, each of such persons has the sole voting and investment power with respect to the shares owned.

Directors and Named Executive Officers(1)	Shares Beneficially Owned	Percentage Beneficially Owned

Xiaofeng Peng, Chairman of the Board of Directors	200,000	*
All Executive Officers and Directors as a Group	200,000	*
Other Persons
LDK Solar USA, Inc.	141,517,570	70.7%
1290 Oakmead Parkway
Sunnyvale, CA 94085
Total	141,717,570	70.7%

*	Less than 1%

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Transactions with Related Persons

Other than the compensation discussed above, the Company did not engage in any related party transactions in 2013 as required to be disclosed under Item 404 of regulation S-K.

LDK Solar Co., Ltd. (“LDK”) owns approximately 71% of the common stock of the Company thereby having a controlling interest in the Company.

Director Independence

The Board annually determines the independence of each director, based on the independence criteria set forth in the listing standards of the Marketplace Rules of NASDAQ. In making its determinations, the Board considers all relevant facts and circumstances brought to its attention as well as information provided by the directors and a review of any relevant transactions or relationships between each director or any member of his or her family, and the Company, its senior management or the Company’s independent registered public accounting firm. Based on its review, the Board determined that Mr. Zhou is independent under the NASDAQ criteria for independent board members.

ITEM 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES

Relationship with Independent Registered Public Accounting Firm

We have appointed Crowe Horwath LLP (“Crowe Horwath”) as our independent registered public accounting firm for our fiscal year ending 2014.

Principal Accountant Fees and Services

KPMG LLP

On November 29, 2012, we dismissed KPMG LLP (“KPMG”) as our independent registered public accounting firm. For further information related to the dismissal of KPMG, please see the Current Report on Form 8-K filed with the SEC on December 5, 2012.

Fees billed to us by KPMG during fiscal years 2013 and 2012 were as follows:

	2013	2012
Audit Fees	$—	$304,420
Audit-related fees	—	242,671
Tax-related fees	—	—
All other fees	—	—
	$—	$547,091

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

Fees billed to us by Crowe Horwath for fiscal years 2013 and 2012, subsequent to their appointment as our independent registered public accounting firm, were as follows.

	December 31, 2013	December 31, 2012
Audit Fees	$368,880	$269,160
Audit-related fees	52,980	10,000
Tax-related fees	—	—
All other fees	—	—
	$421,860	$279,160

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

All Other Fees

Not applicable.

Pre-Approval Policies

The Audit Committee pre-approves all audit and non-audit services to be performed by the independent registered public accounting firm. The Audit Committee pre-approved 100% of the audit and audit-related services performed by the independent registered public accounting firm in fiscal 2013 and 2012.

PART IV

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)	We have filed the following documents as part of this report:

(3.)	Exhibits

EXHIBIT INDEX

The following exhibits are included in this Amendment (and are numbered in accordance with Item 601 of Regulations S-K). Pursuant to Item 601(a)(2) of Regulation S-K, this exhibit index immediately precedes the exhibits.

Exhibit Number	Description

31.1*	Certificate of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certificate of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32. 1*	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

* Filed herewith.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SOLAR POWER, INC.

April 30, 2014	/s/ Min Xiahou
By: Min Xiahou
Its: Chief Executive Officer
(Principal Executive Officer)

April 30, 2014	/s/ Charlotte Xi
By: Charlotte Xi
Its: Interim Chief Financial Officer (Principal Financial
Officer and Principal Accounting Officer)

Pursuant to requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Capacity	Date

/s/ Min Xiahou	Director	April 30, 2014
Min Xiahou

/s/ Xiaofeng Peng	Director	April 30, 2014
Xiaofeng Peng

/s/ Charlotte Xi	Director	April 30, 2014
Charlotte Xi