Form 10-Q
period 2014-03-31
Solar Power, Inc.
filed 2014-05-15
CIK 1210618

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒	Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2014

☐	Transition Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from              to

Commission File Number 000-50142

SOLAR POWER, INC.

(Exact name of registrant as specified in its charter)

California	20-4956638
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification Number)

3400 Douglas Boulevard, Suite # 285 Roseville, California	95661-3888
(Address of Principal Executive Offices)	(Zip Code)

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

The number of outstanding shares of the registrant’s common stock as of April 30, 2014 was 198,214,456.

Table of Contents

PART I

FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

SOLAR POWER, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except for share data)

	March 31,	December 31,
	2014	2013
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$272	$1,031
Accounts receivable, net of allowance for doubtful accounts of $5,887	5,454	6,260
Accounts receivable, related party	3,843	3,905
Notes receivable	8,371	8,450
Inventories, net	23	23
Prepaid expenses and other current assets	4,831	4,458
Total current assets	22,794	24,127
Intangible assets	989	1,132
Restricted cash, net of current portion	400	400
Accounts receivable, noncurrent	12,631	12,349
Notes receivable, noncurrent	13,668	13,668
Investment in affiliate	7,536	7,536
Property, plant and equipment at cost, net	11,489	11,752
Total assets	$69,507	$70,964
LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$3,493	$3,919
Accounts payable, related party	50,904	50,907
Line of credit	4,250	4,250
Accrued liabilities	737	741
Billings in excess of costs and estimated earnings on uncompleted contracts	692	862
Total current liabilities	60,076	60,679
Financing and capital lease obligations	11,641	11,730
Other liabilities	1,418	1,422
Total liabilities	73,135	73,831
Commitments and contingencies	-	-
Stockholders’ deficit:
Preferred stock, par $0.0001, 20,000,000 shares authorized; none issued and outstanding	-	-
Common stock, par $0.0001, 250,000,000 shares authorized; 198,214,456 shares issued and outstanding	20	20
Additional paid in capital	53,591	53,376
Accumulated other comprehensive loss	(333)	(189)
Accumulated deficit	(56,906)	(56,074)
Total stockholders’ deficit	(3,628)	(2,867)
Total liabilities and stockholders’ deficit	$69,507	$70,964

The accompanying notes are an integral part of these condensed consolidated financial statements.

SOLAR POWER, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except for per share data)

(unaudited)

	For the Three Months Ended
	March 31,
	2014	2013
Net sales	$3,613	$1,766
Total net sales	3,613	1,766
Cost of goods sold	3,416	1,287
Total cost of goods sold	3,416	1,287
Gross profit	197	479
Operating expenses:
General and administrative	970	2,260
Sales, marketing and customer service	317	739
Engineering, design and product management	-	448
Total operating expenses	1,287	3,447
Operating loss	(1,090)	(2,968)
Other (expense) income:
Interest expense	(122)	(1,005)
Interest income	410	539
Other (expense) income, net	(30)	302
Total other income (expense), net	258	(164)
Loss before income taxes	(832)	(3,132)
Provision for income taxes	-	9
Net loss	$(832)	$(3,141)
Net loss per common share:
Basic and Diluted	$(0.00)	$(0.02)
Weighted average number of common shares used in computing per share amounts:
Basic and Diluted	198,214,456	198,214,456

The accompanying notes are an integral part of these condensed consolidated financial statements.

SOLAR POWER, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(In thousands)

(unaudited)

	For the Three Months Ended March 31,
	2014	2013
Net loss	$(832)	$(3,141)
Other comprehensive income (loss):
Foreign currency translation adjustment	(144)	139
Net change in accumulated other comprehensive loss	(144)	139
Comprehensive loss	$(976)	$(3,002)

The accompanying notes are an integral part of these condensed consolidated financial statements

SOLAR POWER, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(unaudited)

	For the Three Months Ended March 31,
	2014	2013
Cash flows from operating activities:
Net loss	$(832)	$(3,141)
Adjustments to reconcile net loss to net cash from operating activities:
Depreciation	263	285
Amortization	143	143
Stock-based compensation expense	215	71
Gain on sale of fixed assets	-	(13)
Change in deferred taxes	-	(5)
Operating income from solar system subject to financing obligation	(89)	(152)
Other non-cash activity	-	(3)
Changes in operating assets and liabilities:
Accounts receivable	524	(1,352)
Accounts receivable, related party	62	224
Costs and estimated earnings in excess of billing on uncompleted contracts	-	(5,987)
Notes receivable	-	-
Construction in process	-	1,376
Inventories	-	127
Prepaid expenses and other assets	(373)	(64)
Accounts payable	(426)	(2,434)
Accounts payable, related party	(3)	(83)
Income taxes payable	-	(3)
Billings in excess of costs and estimated earnings on uncompleted contracts	(170)	(2,769)
Billings in excess of costs and estimated earnings on uncompleted contracts, related party	-	(49)
Accrued liabilities and other liabilities	(8)	(72)
Net cash from operating activities	(694)	(13,901)
Cash flows from investing activities:
Collection (issuance) of notes receivable	79	(825)
Proceeds from disposal or sale of fixed assets	-	13
Acquisitions of property, plant and equipment	-	(195)
Net cash from investing activities	79	(1,007)
Cash flows from financing activities:
Proceeds from line of credit and loans payable	-	2,078
Increase in restricted cash	-	(94)
Principal payments on loans payable and capital lease obligations	-	(3,177)
Net cash from financing activities	-	(1,193)
Effect of exchange rate changes on cash	(144)	53
Decrease in cash and cash equivalents	(759)	(16,048)
Cash and cash equivalents at beginning of period	1,031	17,823
Cash and cash equivalents at end of period	$272	$1,775

Supplemental cash flow information:
Cash paid for interest	$41	$199
Cash paid for income taxes	$-	$-

The accompanying notes are an integral part of these condensed consolidated financial statements.

SOLAR POWER, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

1. Description of Business and Basis of Presentation

Description of Business

Solar Power, Inc. and its subsidiaries (collectively the “Company”) consist of the combination of the legacy reporting entity Solar Power, Inc. and Solar Green Technology S.p.A. (“SGT”) and their respective subsidiaries. The Company’s subsidiaries are located in the United States, Italy, China and Hong Kong. Refer to Note 5—Acquisition of Solar Green Technology, and Note 6—Deconsolidation of Solar Green Technology, for further details of the accounting impact of the SGT acquisition and deconsolidation.

The Company is a global solar energy facility (“SEF”) developer offering its own brand of high-quality, low-cost distributed generation and utility-scale SEF development services. Primarily, the Company partners with developers around the world who hold large portfolios of SEF projects for whom it serves as co-developer and engineering, procurement and construction (“EPC”) contractor.

Basis of Presentation

The accompanying Condensed Consolidated Financial Statements are unaudited and have been prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”) for interim financial information. They should be read in conjunction with the financial statements and related notes to the financial statements of Solar Power, Inc. for the years ended December 31, 2013 and 2012 appearing in Solar Power, Inc.’s Form 10-K filed with the Securities and Exchange Commission (“SEC”) on April 15, 2014. The Company’s March 31, 2014 and 2013 unaudited interim Condensed Consolidated Financial Statements on Form 10-Q have been prepared pursuant to the rules and regulations of the SEC for smaller reporting companies and include the accounts of Solar Power, Inc. and its subsidiaries.

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

2. Going Concern Considerations and Management’s Plan

As shown in the accompanying Condensed Consolidated Financial Statements, the Company incurred a net loss of $0.8 million during the three months ended March 31, 2014 and has an accumulated deficit of $56.9 million as of March 31, 2014. Working capital levels have decreased from negative $36.6 million at December 31, 2013 to negative $37.3 million at March 31, 2014. In February 2014, the Company’s parent company, LDK Solar Co., Ltd. (“LDK”), who owns approximately 71% of the Company’s outstanding Common Stock, announced that LDK filed an application for provisional liquidation in the Cayman Islands in connection with its plans to resolve its offshore liquidity issues. It is unknown at this time if LDK’s joint provisional liquidation will require or result in the Company disposing of assets in an orderly manner, in a liquidation scenario or at all. If the Company is required to dispose of assets to satisfy LDK’s creditors, it could result in the Company incurring losses.

The Company is experiencing the following risks and uncertainties in the business:

●

As of March 31, 2014 and December 31, 2013, the Company has accounts payable due to LDK of $50.9 million. All of the accounts payable due to LDK are currently past due and payable to LDK. In April 2014, the Company entered into an agreement for the sale of common stock in a private placement for aggregate gross proceeds of $21.75 million. Although there are no formal agreements, prior to May 2014, LDK had verbally indicated that it would not demand payment until the receivable from the customer has been collected but in May 2014, the Company received $11.0 million pursuant to the agreement for the sale of common stock and LDK required $7.0 million of these cash proceeds to be used to pay down accounts payable due to LDK. LDK has not demanded payment for any other accounts payable due to LDK. In light of LDK's recent filing for liquidation, it is unclear whether or not LDK will be able to continue to allow the Company to defer repayment of the remaining accounts payable to LDK. Should LDK change its position and demand payment for the remaining past due amount prior to collection of the related receivable from the customer, the Company does not have the ability to make the payment currently due without additional sources of financing or accelerating the collection of outstanding receivables. With LDK as a majority shareholder, the significant risks and uncertainties associated with their filing for liquidation by LDK could have a significant negative impact on the financial viability of Solar Power, Inc. as well as indicate an inability for LDK to support the Company's business.

●

On March 25, 2014, Solar Power, Inc. (the “Company”) received notice from Cathay Bank stating that the Company is in default under the Business Loan Agreement dated December 26, 2011 and as amended on January 2, 2013 (the “Loan Agreement”) due to (i) the Company failing to make payments as due pursuant to the Loan Agreement and pursuant to the forbearance agreements entered into between the parties, and (ii) the guarantor, LDK, filing an application for provisional liquidation in the Cayman Islands on February 24, 2014. Based on these events of default, Cathay Bank has accelerated the entire principal balance due under the Loan Agreement. On April 17, 2014, Cathay Bank filed a lawsuit against the Company to recover $4.25 million in principal plus $0.1 million in accrued and unpaid interest from the Company under the terms of the Loan Agreement. On May 1, 2014, Cathay Bank sought a temporary restraining order (“TRO”) and appointment of a receiver on an ex parte basis, which request was denied in part and granted in part. The court granted a TRO over two particular accounts receivable, which together would be sufficient to cover the amount claimed by Cathay Bank. The TRO became effective upon Cathay Bank’s posting of a $15,000 bond, and remains in place until May 15, 2014.  The court denied to impose a TRO over any other assets or to appoint a receiver. Cathay Bank also filed a motion for preliminary injunction, enjoining the Company’s use of certain assets and the appointment of a receiver over those assets, which the Bank requests remain in place for the duration of the lawsuit. The Company owes approximately $4.25 million under the Loan Agreement, plus accrued interest and fees. The balance under the Loan Agreement will continue to incur interest at 11% per year. On May 15, 2014, the Company and Cathay Bank agreed to a settlement in principal and the Company paid Cathay Bank a total of $4.4 million to satisfy all of the Company's obligations owed to Cathay and Cathay is expected to dismiss the lawsuit filed against the Company.

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

The significant risks and uncertainties described above have a significant negative impact on the financial viability of the Company and raise substantial doubt about the Company’s ability to continue as a going concern. Management has made changes to the Company’s business model by managing cash flow through cost cutting measures, securing project financing before commencing further project development, and requesting that the Company’s customers make cash payments for solar panels for projects under development. Management may seek to obtain additional debt or equity financing in order meet its working capital needs. There is no assurance that management’s plans to accelerate the collection of outstanding receivables or to obtain additional debt or equity financing will be successfully implemented, or implemented on terms favorable to the Company. As of March 31, 2014, the Company had $0.3 million in cash and cash equivalents. The Condensed Consolidated Financial Statements do not include any adjustments related to the recoverability and classification of recorded assets or the amounts and classification of liabilities or any other adjustments that might result from the outcome of this uncertainty.

3. Summary of Significant Accounting Policies

These Condensed Consolidated Financial Statements and accompanying notes should be read in conjunction with the Company’s annual consolidated financial statements and notes thereto contained in the Annual Report on Form 10-K for the year ended December 31, 2013. There have been no significant changes in the Company’s significant accounting policies for the three months ended March 31, 2014, as compared to the significant accounting policies described in the Annual Report on Form 10-K for the year ended December 31, 2013.

4. Recently Issued Accounting Pronouncements

In April 2013, the FASB issued ASU 2013-07, Liquidation Basis of Accounting, which requires an entity to use the liquidation basis of accounting to present its financial statements when it determines that liquidation is imminent, unless the liquidation is the same as that under the plan specified in an entity’s governing documents created at its inception. Liquidation is imminent when the likelihood is remote that the entity will return from liquidation and either (a) a plan for liquidation is approved by the person or persons with the authority to make such a plan effective and the likelihood is remote that the execution of the plan will be blocked by other parties or (b) a plan for liquidation is being imposed by other forces (for example, involuntary bankruptcy). Entities should apply the requirements prospectively from the day that liquidation becomes imminent. The Company adopted these changes on January 1, 2014. The adoption of these changes had no impact the Condensed Consolidated Financial Statements. The guidance will need to be considered if there are changes to the risks and uncertainties described in Note 2—Going Concern Considerations and Management’s Plan.

In July 2013, the FASB issued ASU 2013-11, Income Taxes—Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists, which provides that an unrecognized tax benefit, or a portion thereof, should be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward, except to the extent that a net operating loss carryforward, a similar tax loss, or a tax credit carryforward is not available at the reporting date to settle any additional income taxes that would result from disallowance of a tax position, or the tax law does not require the entity to use, and the entity does not intend to use, the deferred tax asset for such purpose, then the unrecognized tax benefit should be presented as a liability. The Company adopted these changes on January 1, 2014. The adoption of these changes had no impact the Condensed Consolidated Financial Statements.

In April 2014, the FASB issued ASU 2014-08, Presentation of Financial Statements and Property, Plant, and Equipment, which requires only disposals representing a strategic shift in operations to be presented as discontinued operations. Those strategic shifts should have a major effect on the entity’s operation and financial results. Examples include a disposal of a major geographic area, a major line of business, or a major equity method investment. In addition, the new guidance requires expanded disclosures about discontinued operations. These changes become effective for the Company on January 1, 2015. Management does not expect the adoption of these changes to have a material impact on the Consolidated Financial Statements.

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

Because SGT and Solar Power, Inc. were under the common control of LDK as of the June 27, 2012 acquisition date, the acquisition is treated as a transaction between entities under common control. In accordance with ASC Topic 805, Business Combinations these financial statements reflect the combination of Solar Power, Inc. and SGT’s financial statements for all periods presented under which both entities were under the common control of LDK. The predecessor entity was determined to be SGT due to the fact that SGT was the first entity controlled by LDK. LDK obtained a controlling interest in SGT on July 10, 2009. LDK obtained a controlling interest in Solar Power, Inc. on March 31, 2011. As such, the Company recognized the assets and liabilities of SGT (the accounting receiving entity) at their historical carrying values in accordance with U.S. GAAP and recast the assets and liabilities of the legacy Solar Power, Inc. entity (the transferring entity) to reflect carrying value of the parent, LDK, which were stepped up to fair value on March 31, 2011 upon LDK obtaining a controlling interest in Solar Power, Inc. Refer to Note 10 —Intangible Assets, for details of the balances carried by LDK now reflected in the Consolidated Financial Statements.

6. Deconsolidation of Solar Green Technology

In November 2013, the board of directors of SGT approved a voluntary plan for liquidation. On December 30, 2013, the board of directors of SGT appointed a liquidator. Under Italian regulations, the liquidation process is controlled and carried out by the liquidator and the Company has no ability to exercise influence over SGT. As a result of these actions, the Company deconsolidated SGT on December 30, 2013 when the Company ceased to have a controlling financial interest in SGT. The fair value of the Company’s retained investment in SGT was zero at March 31, 2014 and December 31, 2013.

7. Accounts and Notes Receivable

During 2013, the Company recognized $13.9 million revenue under the completed-contract method and recorded a receivable of $8.8 million (originally denominated in euros) related to the sale of its Greece projects. Due to the delay in the customer receiving term financing from CDB, the receivable is currently being collected over a six year agreed upon payment schedule, plus variable interest. The difference of $5.1 million between revenue recognized and account receivable balance relates to prior payments received from the customer which had been recorded as a customer deposit within accrued liabilities. As of March 31, 2014 and December 31, 2013, due to the extended collection period, $1.9 million and $2.2 million, respectively, of the accounts receivable was recorded as current and $6.7 million and $6.6 million, respectively, was recorded in accounts receivable, noncurrent. During the second quarter of 2013, the Company reclassified $5.9 million of existing accounts receivables from a second unrelated customer to noncurrent based on the expected collection period which is anticipated to exceed one year. As of March 31, 2014 and December 31, 2013, $1.5 million and $2.0 million, respectively, was recorded in accounts receivable, current and $5.9 million and $5.8 million, respectively, was recorded in accounts receivable, noncurrent from this second customer.

During 2013 the Company issued a note receivable to KDC for one completed contract with 15 year payment terms which began on the commercial operations date which was April 2013. The note bears interest of LIBOR plus 460bps. If the customer obtains term debt financing for their project, the collection of the note receivable may be accelerated.  As of March 31, 2014 and December 31, 2013, the balance recorded in noncurrent notes receivable related to this customer was $13.6 million.

On April 27, 2012, the Company made a secured loan of $1.0 million to Solar Hub Utilities, LLC (“Solar Hub”), to be used for pre-development costs, and recorded the amount in the account notes receivable. On June 8, 2012, the Company agreed to advance Solar Hub up to $9.0 million under a new $9.0 million secured promissory note, which refinanced the original $1.0 million advance and bears a 6% annual interest rate. In March 2013, the interest was changed to a 10% annual interest rate in accordance with the Amended and Restated Secured Promissory Note. This note receivable is secured by the project assets. Repayment in full of all borrowed amounts was due on December 31, 2012 but, in March 2013, was extended to a new maturity date of July 1, 2014 in accordance with the Amended and Restated Secured Promissory Note. As of March 31, 2014 and December 31, 2013, the balance of the note receivable from Solar Hub was $8.4 million.

8. Property, Plant and Equipment

Property, plant and equipment consisted of the following (in thousands):

	March 31, 2014	December 31, 2013
PV solar systems	$14,852	$14,852
Plant and machinery	33	33
Furniture, fixtures and equipment	269	269
Computers and software	1,153	1,153
Leashold improvements	4	4
	16,311	16,311
Less: accumulated depreciation	(4,822)	(4,559)
	$11,489	$11,752

In 2009, Solar Power, Inc. capitalized a photovoltaic (“PV”) solar system relating to the Aerojet 1 solar development project along with the associated financing obligation, recorded under financing and capital lease obligations, net of current portion, in the Consolidated Balance Sheets. Due to certain guarantee arrangements as disclosed in Note 13— Commitments and Contingencies, the Company will continue to record this solar system in property, plant and equipment with its associated financing obligation in financing obligations as long as it maintains its continuing involvement with this project. The income and expenses relating to the underlying operation of the Aerojet 1 project are recorded in the Consolidated Statement of Operations.

Depreciation expense was $0.3 million for the three months ended March 31, 2014 and 2013.

9. Investment in Affiliate

In April 2012, the Company entered into an EPC agreement with KDC to construct a 5.4 MW photovoltaic solar electricity project located in Mountain Creek, New Jersey (the “Mountain Creek Project”). In December 2013, the Company entered into an exchange and release agreement with KDC and agreed to exchange its $15.0 million note receivable due to the Company from KDC under the EPC agreement for construction of the Mountain Creek Project in exchange for a 64.50% limited ownership interest in KDC Solar Mountain Creek Parent LLC (the “LLC”). The LLC holds all of the assets of the Mountain Creek Project. The construction of the Mountain Creek Project was approximately 25% complete at March 31, 2014 and December 31, 2013.  The LLC needs to obtain $10.0 million in additional financing to continue construction of the Mountain Creek Project.  KDC is the managing member and holds a 35.5% managing member interest in the LLC. KDC has the power to control and manage the business and affairs of the LLC and is the only member that has the authority to bind the LLC. The Company holds protective rights with respect to approving (1) a sale or transfer of the Project; (2) the acquisition of real estate not related to the Project; (3) a merger of the LLC with another entity; (4) the alteration of the primary purpose of the LLC; and (5) the addition of new members. The Company does not have the substantive ability to dissolve (liquidate) the LLC or otherwise remove the managing member. As a result, the Company does not have a controlling financial interest in the LLC. The Company accounts for its investment in the LLC using the equity method of accounting. The Company determined the fair value of its investment in the LLC was $7.5 million based on the discounted future cash flows of the LLC and recorded a $7.5 million impairment charge in the Consolidated Statement of Operations during the year ended December 31, 2013. There were no earnings or losses of the investee included in the Company’s Consolidated Statement of Operations during the three months ended March 31, 2014.

In April, 2014, the Company entered into a first amendment and restated exchange and release agreement with KDC to reduce its limited ownership in the LLC from 64.5% to 20.0%. In exchange, KDC agreed to pay the Company 55.62% of all cash distributions received by KDC from its 80.0% managing member interest in the LLC. The Company will continue to account for its investment in the LLC using the equity method of accounting.

10. Intangible Assets

Intangible assets as of March 31, 2014 and December 31, 2013 was $1.0 million and $1.1 million, respectively.

Other intangible assets consisted of the following (in thousands):

	Useful Life		Accumulated
	(in months)	Gross	Amortization	Net
As of March 31, 2014
Patent	57	$2,700	$(1,711)	$989
		$2,700	$(1,711)	$989

As of December 31, 2013
Patent	57	$2,700	$(1,568)	$1,132
		$2,700	$(1,568)	$1,132

As of March 31, 2014, the future amortization expense related to other intangible assets is as follows (in thousands):

Amount
Year
2014	$427
2015	562
$989

11. Stock-based Compensation

The Company measures stock-based compensation expense for all stock-based compensation awards based on the grant-date fair value and recognizes the cost in the financial statements over the employee requisite service period.

The following table summarizes the consolidated stock-based compensation expense, by type of awards for the periods as follow (in thousands):

	For the Three Months Ended
	March 31, 2014	March 31, 2013
Employee stock options	$215	$71
Total stock-based compensation expense	$215	$71

The following table summarizes the consolidated stock-based compensation by line item for the periods as follow (in thousands):

	For the Three Months Ended
	March 31, 2014	March 31, 2013
General and administrative	$210	$59
Sales, marketing and customer service	5	11
Engineering, design and product management	-	1
Total stock-based compensation expense	$215	$71

Stock-based compensation expense recognized in the Condensed Consolidated Statements of Operations is based on awards ultimately expected to vest. Forfeitures are estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.

Determining Fair Value

Valuation and Amortization Method —The Company estimates the fair value of stock options granted using the Black-Scholes-Merton option-pricing formula. The fair value is then amortized on a straight-line basis over the requisite service period of the awards, which is generally the vesting period. Stock options typically have a five-year life from date of grant and vesting periods of three to four years.

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

There were no new grants or awards issued in the three months ended March 31, 2014 and 2013.

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

The Company currently has time-based options outstanding. The time-based options generally vest 25% annually and expire three to five years from the date of grant. The restricted shares were fully vested as of December 31, 2012. Total number of shares reserved and available for grant and issuance pursuant to this Plan is equal to nine percent (9%) of the number of outstanding shares of the Company. Not more than 2,000,000 shares of stock shall be granted in the form of incentive stock options. Shares issued under the Plan will be drawn from authorized and unissued shares or shares now held or subsequently acquired by the Company. Outstanding shares of the Company shall, for purposes of such calculation, include the number of shares of stock into which other securities or instruments issued by the Company are currently convertible (e.g. convertible preferred stock, convertible debentures, or warrants for common stock), but not outstanding options to acquire stock. At March 31, 2014 there were 10,847,106 shares available for grant under the plan (9% of the outstanding shares of 198,214,456 plus outstanding warrants of 300,000 less options outstanding and exercises since inception). The Company had 300,000 warrants outstanding at March 31, 2014 and December 31, 2013. The Company had 1,325,868 shares of restricted stock outstanding at March 31, 2014 and December 31, 2013. The Company had no warrant or restricted stock activities for the three month periods ended March 31, 2014 and 2013.

The following table summarizes the Company’s stock option activities for the three month periods ended March 31, 2014 and 2013:

	2014		2013
	Shares	Weighted- Average Exercise Price Per Share	Shares	Weighted- Average Exercise Price Per Share
Outstanding as of January 1,	7,114,250	$0.20	5,836,500	$0.45
Granted	—	—	—	—
Exercised	—	—	—	—
Forfeited	(559,250)	0.29	(1,251,000)	0.43
Outstanding as of March 31,	6,555,000	$0.19	4,585,500	$0.46

12. Line of Credit

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

In November, 2013, the Company entered into another forbearance agreement with Cathay whereby Cathay agreed to forbear from foreclosing on the security interest securing the Loan Agreement until December 31, 2013. In connection with the forbearance, the Company agreed to pay Cathay the outstanding and unpaid balance of the loan on December 31, 2013. The forbearance agreement expired on December 31, 2013 without payment being made. In March 2014, the Company received a formal notice of default and demand under the loan documents and forbearance agreement from Cathay Bank which requires the Company to repay the aggregate outstanding principal balance of the loan and unpaid interest. On April 17, 2014, Cathay Bank filed a lawsuit against the Company to recover the $4.25 in principal plus $0.1 million in accrued and unpaid interest from the Company under the terms of the Loan Agreement. On May 15, 2014, the Company and Cathay Bank agreed to a settlement in principal and the Company paid Cathay Bank a total of $4.4 million to satisfy all of the Company’s obligations owed to Cathay and Cathay is expected to dismiss the lawsuit filed against the Company.

As of March 31, 2014 and December 31, 2013, the Company had a balance outstanding to Cathay on the line of credit of $4.25 million, recorded as a current line of credit in the Consolidated Balance Sheet.

13. Commitments and Contingencies

Commitments

Restricted cash — at March 31, 2014 and December 31, 2013, the Company had restricted bank deposits of $0.4 million. The restricted bank deposits consist of a reserve pursuant to our guarantees of Solar Tax Partners 1, LLC (“STP”) with the bank providing the debt financing on the Aerojet 1 solar generating facility (see below for additional details related to the Aerojet 1 development project) and reserves pursuant to SGT’s performance bonds and surety guarantees held at various foreign banks.

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

●

Operating Deficit Loans — the Company would be required to loan Master Tenant or STP monies necessary to fund operations to the extent costs could not be covered by Master Tenant’s or STP’s cash inflows. The loan would be subordinated to other liabilities of the entity and earn no interest; and

●

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

The Company has recorded on its Consolidated Balance Sheet the guarantees of $0.1 million at March 31, 2014 and December 31, 2013, which approximates their fair value (refer to Note 14—Fair Value of Financial Instruments). These amounts, less related amortization, are included in accrued liabilities. These guarantees for the Aerojet 1 project are accounted for separately from the financing obligation related to the Aerojet 1 project because they are with different counterparties.

Financing Obligation — the guarantees associated with Aerojet 1 constitute a continuing involvement in the project. While the Company maintains its continuing involvement, it will apply the financing method and, therefore, has recorded and classified the proceeds received of $11.6 million and $11.7 million from the project in long-term liabilities within financing and capital lease obligations, net of current portion, at March 31, 2014 and December 31, 2013, respectively, in the Consolidated Balance Sheets.

Performance Guaranty — on December 18, 2009, the Company entered into a 10-year energy output guaranty related to the photovoltaic system installed for STP at the Aerojet 1 facility in Rancho Cordova, CA. The guaranty provided for compensation to STP’s system lessee for shortfalls in production related to the design and operation of the system, but excluding shortfalls outside the Company’s control such as government regulation. The Company believes that the probability of shortfalls is unlikely and if they should occur they would be covered under the provisions of its current panel and equipment warranty provisions. For the three months ended March 31, 2014 and 2013, there were no charges against the Company’s reserves related to this performance guaranty.

Product Warranties — Solar Power, Inc. offers the industry standard of 25 years for our solar modules and industry standard five years on inverter and balance of system components. Due to the warranty period, Solar Power, Inc. bears the risk of extensive warranty claims long after the Company has shipped product and recognized revenue. In our cable, wire and mechanical assemblies business, historically our warranty claims have not been material. In our solar photovoltaic business, our greatest warranty exposure is in the form of product replacement. Until the third quarter of 2007, Solar Power, Inc. purchased its solar panels from third-party suppliers and since the third-party warranties are consistent with industry standards it considered our financial exposure to warranty claims immaterial. Certain photovoltaic construction contracts entered into during the year ended December 31, 2007 included provisions under which Solar Power, Inc. agreed to provide warranties to the buyer, and during the quarter ended September 30, 2007 and continuing through the fourth quarter of 2010, Solar Power, Inc. installed its own manufactured solar panels. As a result, the Company recorded the provision for the estimated warranty exposure on these contracts within cost of sales. Since Solar Power, Inc. does not have sufficient historical data to estimate its exposure, it has looked to its own historical data in combination with historical data reported by other solar system installers and manufacturers. The Company now only installs panels manufactured by unrelated third parties and its parent, LDK. The Company provides the manufacturer’s pass through warranty, and reserves for unreimbursed costs, such as labor, material and transportation costs to replace panels and balance of system components provided by third-party manufacturers. The current portion is presented in accrued liabilities and the non-current portion is presented in the noncurrent account other liabilities on the Consolidated Balance Sheets.

The accrual for warranty claims consisted of the following (in thousands):

	2014	2013
Beginning balance - January 1,	$1,537	$1,537
Provision charged to warranty expense	119	-
Less: warranty claims	(119)	-
Ending balance - March 31,	1,537	1,537
Current portion of warranty liability	200	200
Non-current portion of warranty liability	$1,337	$1,337

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

On July 26, 2013, we filed a complaint against Seashore Solar, Inc. and Seashore Solar Development, LLC (collectively “Seashore”) and KDC Solar RTC, LLC (“KDC”) in the Superior Court of New Jersey, Chancery Division, Somerset County, under Docket No. SOM-C-12042-13. This lawsuit relates to a solar power project in Egg Harbor Township, New Jersey (the “project”). We sold solar panels to Seashore for use in the Project. The unpaid portion of the purchase price for the panels is approximately $2,800,000. We also entered into an EPC agreement with Seashore with regard to the Project. Seashore sold the Project to KDC and is no longer in a position to satisfy its obligations under the EPC agreement. We are seeking damages from Seashore for the unpaid solar panels and breach of the EPC agreement. The parties are in the process of negotiating a settlement agreement. The accounts receivable from Seashore Solar, Inc. is fully reserved as of March 31, 2014 and December 31, 2013.

In November 2013, the board of directors of SGT approved a voluntary plan for liquidation. On December 30, 2013, the board of directors of SGT appointed a liquidator. Under Italian regulations, the liquidation process is controlled and carried out by the liquidator and the Company has no ability to exercise influence over SGT. SGT currently has insufficient funds to fund the SGT liquidation process. Under the plan of liquidation the Company is obligated to fund 600,000 Euros as of December 31, 2013 of which LDK is responsible for 100,000 Euros. In the event SGT does not receive additional funds needed to proceed with the liquidation, SGT will likely be forced to file for bankruptcy protection. The Company accrued a liability for 500,000 Euros for the unpaid portion of its obligation to fund SGT’s liquidation as of March 31, 2014 and December 31, 2013.

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

14. Fair Value of Financial Instruments

The carrying values and fair values of the Company’s financial instruments were as follows (in thousands):

	March 31, 2014		December 31, 2013
	Carrying value	Fair value	Carrying value	Fair value
Cash and cash equivalents	$272	$272	$1,031	$1,031
Notes receivable, current	$8,371	$8,371	$8,450	$8,450
Notes receivable, noncurrent	$13,668	$13,668	$13,668	$13,668
Line of credit	$4,250	$4,250	$4,250	$4,250

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

Line of credit. The carrying amount approximated fair due to the short maturity and its variable market rate of interest that changes with current Prime or LIBOR rate and no change in counterparty credit risk and were classified as Level 2 of the fair value hierarchy.

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

The effective income tax rate of the Company for the three months ended March 31, 2014 and 2013 was (0.0)% and (0.3)%, respectively. For both 2014 and 2013, the Company expects to generate taxable income in certain jurisdictions while still experiencing an overall worldwide loss. The negative rate in 2013 is a result of minimum tax liability due in certain loss generating jurisdictions that are unable to benefit from losses as a result of valuation allowance reserves.

The Company and its subsidiaries did not have any unrecognized tax benefits or liabilities as of March 31, 2014 and December 31, 2013. The Company does not anticipate that its unrecognized tax benefits or liability position will change significantly over the next twelve months.

16. Related Party Transactions

As of March 31, 2014 and December 31, 2013, accounts receivable from LDK was $3.8 million and $3.9 million, respectively, primarily related to the receivables from solar development projects with and inventory sales to LDK in prior years.

As of March 31, 2014 and December 31, 2013, the Company had accounts payable to LDK of $50.9 million, primarily related to purchases of solar panels for solar development projects from prior years. Refer to Note 2—Going Concern Considerations and Management’s Plan, for further discussion related to the accounts payables with LDK. The Company and LDK have agreed to the right of setoff for all intercompany receivables and payables.

17. Subsequent Events

In April 2014, the Company entered into an agreement for the sale of common stock in a private placement for aggregate gross proceeds of $21.75 million.  Pursuant to the agreement, the closing is expected to occur by the end of July 2014.  In May 2014, the Company received $11.0 million pursuant to the agreement and LDK required $7.0 million of these cash proceeds to be used to pay down accounts payable due to LDK . The Company is in the process of increasing the authorizing additional common stock.

In April, 2014, the Company entered into a first amendment and restated exchange and release agreement with KDC to reduce its limited ownership in KDC Solar Mountain Creek Parent LLC from 64.5% to 20.0%. In exchange, KDC agreed to pay the Company 55.62% of all cash distributions received by KDC from its 80.0% managing member interest in the KDC Solar Mountain Creek Parent LLC.

In April, 2014, Cathay Bank filed a lawsuit against the Company to recover $4.25 in principal plus $0.1 in accrued and unpaid interest from the Company under the terms of the Loan Agreement. In May, 2014, Cathay Bank sought a temporary restraining order (“TRO”) and appointment of a receiver on an ex parte basis, which request was denied in part and granted in part. The court granted a TRO over two particular accounts receivable, which together would be sufficient to cover the amount claimed by Cathay Bank.  The TRO became effective upon Cathay Bank’s posting of a $15,000 bond, and remains in place until May 15, 2014.  The court denied to impose a TRO over any other assets or to appoint a receiver. Cathay Bank also filed a motion for preliminary injunction, enjoining the Company’s use of certain assets and the appointment of a receiver over those assets, which the Bank requests remain in place for the duration of the lawsuit. On May 15, 2014, the Company and Cathay Bank agreed to a settlement in principal and the Company paid Cathay Bank a total of $4.4 million to satisfy all of the Company’s obligations owed to Cathay and Cathay is expected to dismiss the lawsuit filed against the Company.

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

The following discussion is presented on a consolidated basis, and analyzes our financial condition and results of operations for the three months ended March 31, 2014 and 2013. Unless the context indicates or suggests otherwise, reference to “we”, “our”, “us” and the “Company” in this section refers to the consolidated operations of Solar Power, Inc. and its subsidiaries, as defined in Note 1—Description of Business and Basis of Presentation to the Condensed Consolidated Financial Statements.

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

As shown in the accompanying Condensed Consolidated Financial Statements, we incurred a net loss of $0.8 million during the three months ended March 31, 2014 and had an accumulated deficit of $56.9 million as of March 31, 2014. Working capital levels have decreased significantly from negative $36.6 million at December 31, 2013 to negative $37.3 million at March 31, 2014. Our parent company, LDK , who owns approximately 71% of our outstanding Common Stock, has disclosed publicly that it had a net loss and negative cash flows from operations for the year ended December 31, 2012 and has a working capital deficit and was not in compliance with certain financial covenants on its indebtedness at December 31, 2012. LDK’s publicly available interim financial information for 2013 shows no significant improvement. In February 2014, LDK filed an application for provisional liquidation in the Cayman Islands in connection with its plans to resolve its offshore liquidity issues. The liquidity issues experienced by LDK have impacted our relationship with China Development Bank (“CDB”), who was to partner with us to provide construction and term financing for our New Jersey and Greek solar development projects. We have experienced cash flow issues due to delays in connection with CDB financing and an inability to extract working capital from completed projects. As a result, we have reduced large portions of our operations and focused on maintaining minimal operating expenses via outsourcing EPC services on our existing projects in New Jersey and elsewhere. In addition, we are focusing on managing our current development portfolio in Hawaii and New Jersey and have ceased our sales efforts in other regions until our longer term cash flow requirements significantly improve. The release of CDB term financing for projects completed and commissioned would significantly improve the cash flow situation and our ability to expand project development efforts. In March 2014, we received notice from Cathay Bank stating that we are in default under our Business Loan Agreement. On March 25, 2014, Solar Power, Inc. (the “Company”) received notice from Cathay Bank stating that the Company is in default under the Business Loan Agreement dated December 26, 2011 and as amended on January 2, 2013 (the “Loan Agreement”) due to (i) the Company failing to make payments as due pursuant to the Loan Agreement and pursuant to the forbearance agreements entered into between the parties, and (ii) the guarantor, LDK, filing an application for provisional liquidation in the Cayman Islands on February 24, 2014. Based on these events of default, Cathay Bank has accelerated the entire principal balance due under the Loan Agreement. On April 17, 2014, Cathay Bank filed a lawsuit against the Company to recover $4.25 million in principal plus $0.1 million in accrued and unpaid interest from the Company under the terms of the Loan Agreement. On May 1, 2014, Cathay Bank sought a temporary restraining order (“TRO”) and appointment of a receiver on an ex parte basis, which request was denied in part and granted in part. The court granted a TRO over two particular accounts receivable, which together would be sufficient to cover the amount claimed by Cathay Bank. The TRO became effective upon Cathay Bank’s posting of a $15,000 bond, and remains in place until May 15, 2014.  The court denied to impose a TRO over any other assets or to appoint a receiver. Cathay Bank also filed a motion for preliminary injunction, enjoining the Company’s use of certain assets and the appointment of a receiver over those assets, which the Bank requests remain in place for the duration of the lawsuit. The Company owes approximately $4.25 million under the Loan Agreement, plus accrued interest and fees. The balance under the Loan Agreement will continue to incur interest at 11% per year. On May 15, 2014, the Company and Cathay Bank agreed to a settlement in principal and the Company paid Cathay Bank a total of $4.4 million to satisfy all of the Company’s obligations owed to Cathay and Cathay is expected to dismiss the lawsuit filed against the Company. These factors raise substantial doubt as to our ability to continue as a going concern. While our management believes that it has a plan to satisfy liquidity requirements for the next six months there is no assurance that our plan will be successfully implemented. For further discussion, refer to Note 2—Going Concern Considerations and Management’s Plan of the Notes to the Condensed Consolidated Financial Statements for the three months ended March 31, 2014.

In December 2006, we became a public company through a reverse merger with Solar Power, Inc., a Nevada corporation (formerly Welund Fund, Inc.). On March 31, 2011, LDK obtained a controlling interest in Solar Power, Inc. by making a significant investment that provided working capital and broader relationships that allowed us to more aggressively pursue commercial and utility projects globally in 2011. LDK’s modules have been used in the majority of the systems we produce; however, we maintain relationships with other module manufacturers when circumstances call for an alternative to LDK’s line of modules. See Note 2—Going Concern Considerations and Management’s Plan to the Notes to the Condensed Consolidated Financial Statements for further discussion related to the accounts payables with LDK.

In June 2012, we acquired Solar Green Technology S.p.A. (“SGT”), a SEF developer headquartered in Milan, Italy, from LDK Solar Europe Holding S.A (“LDK Europe”) and the two founders of SGT. Because LDK Europe is a wholly-owned subsidiary of our parent LDK, the acquisition was treated as a transaction between entities under common control. In accordance with ASC Topic 805, Business Combinations, these financial statements reflect the combination of Solar Power, Inc., and SGT’s financial statements for all periods presented under which both entities were under the common control of LDK. LDK obtained a controlling interest in SGT on July 20, 2009. LDK obtained a controlling interest in Solar Power, Inc. on March 31, 2011. As such, the Company recognized the assets and liabilities of SGT (the accounting receiving entity) at their historical carrying values in accordance with U.S. GAAP and has recast the assets and liabilities of the legacy Solar Power, Inc. entity (the transferring entity) to reflect carrying value of the parent, LDK, which were stepped up to fair value on March 31, 2011 upon LDK obtaining a controlling interested in Solar Power, Inc. In November 2013, the board of directors of SGT approved a voluntary plan for liquidation. On December 30, 2013, the board of directors of SGT appointed a liquidator. Under Italian regulations, the liquidation process is controlled and carried out by the liquidator and the Company has no ability to exercise influence over SGT. As a result of these actions, the Company deconsolidated SGT on December 30, 2013 when the Company ceased to have a controlling financial interest in SGT. SGT currently has insufficient funds to fund the SGT liquidation process. In the event SGT does not receive additional funds needed to proceed with the liquidation, SGT will likely be forced to file for bankruptcy protection.

Critical Accounting Policies and Estimates

The preparation of financial statements in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of net revenue and expenses in the reporting period. We regularly evaluate our estimates and assumptions related to revenue recognition, allowances for doubtful accounts, assets held for sale, warranty reserves, inventory reserves, stock-based compensation expense, goodwill, definite-lived intangible asset and long-lived asset valuations, accounting for income taxes and deferred income tax asset valuation allowances, and other loss contingencies. We base our estimates and assumptions on current facts, historical experience and various other factors that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the recording of revenue, costs and expenses that are not readily apparent from other sources. The actual results experienced by us may differ materially and adversely from our estimates. To the extent there are material differences between our estimates and the actual results, our future results of operations will be affected. For a description of our critical accounting policies and estimates, please refer to the “Critical Accounting Policies and Estimates” section of our Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in our Annual Report on Form 10-K for the year ended December 31, 2013. There have been no material changes in any of our critical accounting policies and estimates during the three months ended March 31, 2014.

Results of Operations

Three months ended March 31, 2014, as compared to three months ended March 31, 2013

Net sales

Net sales were $3.6 million and $1.8 million for the three months ended March 31, 2014 and 2013, respectively, an increase of $1.8 million, or 104.6%. The increase in net sales for the three months ended March 31, 2014 over the comparative period was primarily due to an existing utility-scale solar project in New Jersey. We expect that net sales will decline before ramping up again in the future as new project development is on hold while existing projects in process are completed and collections are achieved to provide further working capital for any new projects. Absent third party debt financing for project construction, future development will be dependent on positive internal cash flow.

Cost of goods sold

Cost of goods sold was $3.4 million (94.5% of net sales) and $1.3 million (72.2% of net sales) for the three months ended March 31, 2014 and 2013, respectively, an increase of $2.1 million, or 165.4%. Cost of goods sold as a percentage of sales for the three months ended March 31, 2014 as compared to the comparative period was higher due to EPC arrangements with lower margins executed in later periods. We expect that cost of goods sold, as a percentage of sales will likely vary until our operations normalize.

Gross margins were 5.5% and 27.1% for the three months ended March 31, 2014 and 2013, respectively. The decrease in gross margin for the three months ended March 31, 2014 over that of the comparative period was due to EPC arrangements with lower negotiated margins constructed in 2014. Gross margins for existing contracted EPC projects under development are expected to be consistent with current period margins.

General and administrative expenses

General and administrative expenses were $1.0 million (26.8% of net sales) and $2.3 million (127.8% of net sales) for the three months ended March 31, 2014 and 2013, respectively, a decrease of $1.3 million, or 57.1%. The decrease in general and administrative expenses for the three months ended March 31, 2014 over the comparative period was primarily due to deconsolidation of SGT of $0.8 million, decrease in personnel-related costs of $0.2 million, and professional fees of $0.1 million. Contributing to these decreases was the decrease in headcount and other cost reduction efforts. We expect that general and administrative expenses will remain consistent with current levels.

Sales, marketing and customer service expenses

Sales, marketing and customer service expenses were $0.3 million (8.8% of net sales) and $0.7 million (38.9% of net sales) for the three months ended March 31, 2014 and 2013, respectively, a decrease of $0.4 million, or 57.1%. The decrease in sales, marketing and customer service expense for the three months ended March 31, 2014 over the comparative period was primarily due to cost reduction efforts, including reductions in headcount and consulting services. We expect that sales, marketing and customer service expenses will remain consistent with current levels.

Engineering, design and product management expenses

Engineering, design and product management expenses were zero and $0.4 million (22.2% of net sales) for the three months ended March 31, 3014 and 2013, respectively, a decrease of $0.4 million, or 100.0%. The decrease in engineering, design and product management costs for the three months ended March 31, 2014 over the comparative period was primarily due to decreases in personnel-related costs related to cost reduction efforts.

Interest expense

Interest expense was $0.1 million and $1.0 million, respectively, for the three months ended March 31, 2014 and 2013. The decrease in interest expense of $0.9 million, or 87.9%, for the three months ended March 31, 2014 over the comparative period was due to decreases in the principal balance of borrowings to fund SEF project construction and operations. We expect that interest expense will continue to fluctuate in future periods depending on the utilization of debt financing in our operations.

Interest income

Interest income was $0.4 million and $0.5 million for the three months ended March 31, 2014 and 2013, respectively. The decrease in interest income of approximately $0.1 million over the comparative period was due to the transfer of one customer’s note receivable to investment in affiliate. We expect that we will continue to earn interest income at similar levels in the future until the notes are repaid by the customers. The notes for each customer are due in 2014 and 2015, respectively. We do not expect to lend to new customers in the future, as such interest income is expected to fluctuate depending on the principal balance of the currently outstanding notes receivable.

Provision for (benefit from) income taxes

The Company had a provision for income taxes of $0 and $9,000 for the three months ended March 31, 2014 and 2013, respectively. Our effective income tax rate for the three months ended March 31, 2014 and 2013 was (0.0)% and (0.3)%, respectively. For both 2014 and 2013, we expect to generate taxable income in certain jurisdictions while still experiencing an overall worldwide loss. The negative rate in 2014 and 2013 is a result of minimum tax liability due in certain loss generating jurisdictions that are unable to benefit from losses as a result of valuation allowance reserves.

Liquidity and Capital Resources

A summary of the sources and uses of cash and cash equivalents is as follows (in thousands):

	For the Three Months Ended March 31,
	2014	2013
Net cash used in operating activities	$(694)	$(13,901)
Net cash provided by (used in) investing activities	79	(1,007)
Net cash used in financing activities	-	(1,193)
Effect of exchange rate changes on cash	(144)	53
Net decrease in cash and cash equivalents	$(759)	$(16,048)

As of March 31, 2014 and December 31, 2013, we had $0.3 million and $1.0 million, respectively, in cash and cash equivalents.

Operating Activities – Net cash used in operating activities of $0.7 million for the three months ended March 31, 2014 included a net loss of $0.8 million offset in part by non-cash items included in net loss, consisting of depreciation and amortization of $0.3 million related to property and equipment, amortization of intangible assets of $0.1 million, stock-based compensation expense of $0.2 million, offset by operating income from the solar system subject to financing obligation of $0.1 million. Also contributing to cash used in operating activities were increases in prepaid expenses and other assets of $0.4 million, decreases in accounts payable of $0.4 million, and decreases in billings in excess of costs and estimated earnings on uncompleted contracts of $0.2 million, offset by decreases in accounts receivable of $0.5 and decreases in accounts receivable, related party of $0.1 million.

Investing Activities – Net cash provided by investing activities of $0.1 million for the three months ended March 31, 2014 resulted from the collection of a note receivable.

Capital Resources and Material Known Facts on Liquidity

As of March 31, 2014, we had $0.3 million in cash and cash equivalents, $0.4 million of restricted cash held in our name in interest bearing accounts, 44.0 million in accounts and notes receivable of which $3.8 million is due from our parent, LDK.

We incurred a net loss of $0.8 million during the three months ended March 31, 2014 and have an accumulated deficit of $56.9 million as of March 31, 2014. Working capital levels have decreased from negative $36.6 million at December 31, 2013 to negative $37.3 at March 31, 2014. In February 2014, the Company’s parent company, LDK, who owns approximately 71% of the Company’s outstanding Common Stock, announced that LDK filed an application for provisional liquidation in the Cayman Islands in connection with its plans to resolve its offshore liquidity issues. It is unknown at this time if LDK’s joint provisional liquidation will require or result in the Company disposing of assets in an orderly manner, in a liquidation scenario or at all. If the Company is required to dispose of assets to satisfy LDK’s creditors, it could result in the Company incurring losses. These factors raise substantial doubt as to our ability to continue as a going concern. While our management believes that we have a plan to satisfy liquidity requirements for a reasonable period of time, there is no assurance that our plan will be successfully implemented. We are experiencing the following risks and uncertainties in our business:

●

As of March 31, 2014 and December 31, 2013, the Company has accounts payable due to LDK of $50.9 million. All of the accounts payable due to LDK are currently past due and payable to LDK. In April 2014, the Company entered into an agreement for the sale of common stock in a private placement for aggregate gross proceeds of $21.75 million. Although there are no formal agreements, prior to May 2014, LDK had verbally indicated that it would not demand payment until the receivable from the customer has been collected but in May 2014, the Company received $11.0 million pursuant to the agreement for the sale of common stock and LDK required $7.0 million of these cash proceeds to be used to pay down accounts payable due to LDK. LDK has not demanded payment for any other accounts payable due to LDK. In light of LDK's recent filing for liquidation, it is unclear whether or not LDK will be able to continue to allow the Company to defer repayment of the remaining accounts payable to LDK. Should LDK change its position and demand payment for the remaining past due amount prior to collection of the related receivable from the customer, the Company does not have the ability to make the payment currently due without additional sources of financing or accelerating the collection of outstanding receivables. With LDK as a majority shareholder, the significant risks and uncertainties associated with their filing for liquidation by LDK could have a significant negative impact on the financial viability of Solar Power, Inc. as well as indicate an inability for LDK to support the Company's business.

●

On March 25, 2014, Solar Power, Inc. (the “Company”) received notice from Cathay Bank stating that the Company is in default under the Business Loan Agreement dated December 26, 2011 and as amended on January 2, 2013 (the “Loan Agreement”) due to (i) the Company failing to make payments as due pursuant to the Loan Agreement and pursuant to the forbearance agreements entered into between the parties, and (ii) the guarantor, LDK, filing an application for provisional liquidation in the Cayman Islands on February 24, 2014. Based on these events of default, Cathay Bank has accelerated the entire principal balance due under the Loan Agreement. On April 17, 2014, Cathay Bank filed a lawsuit against the Company to recover $4.25 million in principal plus $0.1 million in accrued and unpaid interest from the Company under the terms of the Loan Agreement. On May 1, 2014, Cathay Bank sought a temporary restraining order (“TRO”) and appointment of a receiver on an ex parte basis, which request was denied in part and granted in part. The court granted a TRO over two particular accounts receivable, which together would be sufficient to cover the amount claimed by Cathay Bank. The TRO became effective upon Cathay Bank’s posting of a $15,000 bond, and remains in place until May 15, 2014.  The court denied to impose a TRO over any other assets or to appoint a receiver. Cathay Bank also filed a motion for preliminary injunction, enjoining the Company’s use of certain assets and the appointment of a receiver over those assets, which the Bank requests remain in place for the duration of the lawsuit. The Company owes approximately $4.25 million under the Loan Agreement, plus accrued interest and fees. The balance under the Loan Agreement will continue to incur interest at 11% per year. On May 15, 2014, the Company and Cathay Bank agreed to a settlement in principal and the Company paid Cathay Bank a total of $4.4 million to satisfy all of the Company’s obligations owed to Cathay and Cathay is expected to dismiss the lawsuit filed against the Company.

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

The significant risks and uncertainties described above have a significant negative impact on the financial viability of the Company and raise substantial doubt about the Company’s ability to continue as a going concern. Management has made changes to the Company’s business model by managing cash flow through cost cutting measures, securing project financing before commencing further project development, and requesting that the Company’s customers make cash payments for solar panels for projects under development. Management may seek to obtain additional debt or equity financing in order meet its working capital needs. There is no assurance that management’s plans to accelerate the collection of outstanding receivables or to obtain additional debt or equity financing will be successfully implemented, or implemented on terms favorable to the Company. As of March 31, 2014, the Company had $0.3 million in cash and cash equivalents. The Condensed Consolidated Financial Statements do not include any adjustments related to the recoverability and classification of recorded assets or the amounts and classification of liabilities or any other adjustments that might result from the outcome of this uncertainty.

Recent Accounting Pronouncements

See Note 4 — Recently Issued Accounting Pronouncements, to our unaudited financial statements in Part I, Item 1 of this Quarterly Report for a description of recent accounting pronouncements, including the expected dates of adoption and estimated effects, if any, on our Condensed Consolidated Financial Statements.

Item 3.

Pursuant to Item 305(e) of Regulation S-K the Company, as a smaller reporting company, is not required to provide the information required by this item.

Item 4.

Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation and under the supervision of our principal executive officer and our principal financial officer, reviewed and evaluated the effectiveness of the design and operation of our disclosure controls and procedures, as of March 31, 2014 for the interim period covered by this report, as required by Securities Exchange Act Rule 13a-15, and concluded that our disclosure controls and procedures are not effective to ensure that information required to be disclosed in our reports filed with the Securities and Exchange Commission pursuant to the Securities Exchange Act of 1934 is accumulated and communicated to management timely, including our principal executive officer and principal financial officer. Based on such an evaluation, the Chief Executive Officer and the Chief Financial Officer concluded the Company’s disclosure controls and procedures were not effective as of the end of such period. In making this conclusion, the Company considered, among other factors, the previously identified material weaknesses as described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013 related to the application of generally accepted accounting principles to material complex and non-routine transactions as well as the lack of appropriate resources for appropriate segregation of duties.

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

On April 17, 2014, Cathay Bank filed a lawsuit against the Company in the Superior Court of San Francisco, Santa Clara County to recover $4,250,000 in principal plus $109,083.34 in accrued and unpaid interest from the Company under the terms of the Loan Agreement. On May 1, 2014, Cathay Bank sought a temporary restraining order (“TRO”) and appointment of a receiver on an ex parte basis, which request was denied in part and granted in part. The court granted a TRO over two particular accounts receivable, which together would be sufficient to cover the amount claimed by Cathay Bank.  The TRO became effective upon Cathay Bank’s posting of a $15,000 bond, and remains in place until May 15, 2014.  The court denied to impose a TRO over any other assets or to appoint a receiver. Cathay Bank also filed a motion for preliminary injunction, enjoining the Company’s use of certain assets and the appointment of a receiver over those assets, which the Bank requests remain in place for the duration of the lawsuit. On May 15, 2014, the Company and Cathay Bank agreed to a settlement in principal and the Company paid Cathay Bank a total of $4.4 million to satisfy all of the Company’s obligations owed to Cathay and Cathay is expected to dismiss the lawsuit filed against the Company.

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

Item 1A. Risk Factors

In addition to the other information set forth in this Quarterly Report, you should carefully consider the risk factors discussed in Part I, “Item 1A. Risk Factors” below and in our Annual Report on Form 10-K for the year ended December 31, 2013, which could materially affect our business, financial condition or future results. The risks described below and in our Annual Report on Form 10-K are not the only risks facing the Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition, liquidity or future results.

Our ability to secure project financing for project development and our outstanding line of credit from Cathay Bank, may be adversely impacted by LDK Solar’s financial concerns.

As shown in the accompanying Condensed Consolidated Financial Statements, we incurred a net loss of $0.8 million during the three months ended March 31, 2014 and have an accumulated deficit of $56.9 million as of March 31, 2014. Working capital levels have decreased from negative $36.6 million at December 31, 2013 to negative $37.3 at March 31, 2014. In February 2014, the Company’s parent company, LDK, who owns approximately 71% of the Company’s outstanding Common Stock, announced that LDK filed an application for provisional liquidation in the Cayman Islands in connection with its plans to resolve its offshore liquidity issues. It is unknown at this time if LDK’s joint provisional liquidation will require or result in the Company disposing of assets in an orderly manner, in a liquidation scenario or at all. If the Company is required to dispose of assets to satisfy LDK’s creditors, it could result in the Company incurring losses. These factors raise substantial doubt as to our ability to continue as a going concern. While our management believes that we have a plan to satisfy liquidity requirements for a reasonable period of time, there is no assurance that our plan will be successfully implemented. We are experiencing the following risks and uncertainties in our business:

●

As of March 31, 2014 and December 31, 2013, the Company has accounts payable due to LDK of $50.9 million. All of the accounts payable due to LDK are currently past due and payable to LDK. In April 2014, the Company entered into an agreement for the sale of common stock in a private placement for aggregate gross proceeds of $21.75 million. Although there are no formal agreements, prior to May 2014, LDK had verbally indicated that it would not demand payment until the receivable from the customer has been collected but in May 2014, the Company received $11.0 million pursuant to the agreement for the sale of common stock and LDK required $7.0 million of these cash proceeds to be used to pay down accounts payable due to LDK. LDK has not demanded payment for any other accounts payable due to LDK. In light of LDK's recent filing for liquidation, it is unclear whether or not LDK will be able to continue to allow the Company to defer repayment to LDK. Should LDK change its position and demand payment for the past due amount prior to collection of the related receivable from the customer, the Company does not have the ability to make the payment currently due without additional sources of financing or accelerating the collection of outstanding receivables. With LDK as a majority shareholder, the significant risks and uncertainties associated with their filing for liquidation by LDK could have a significant negative impact on the financial viability of Solar Power, Inc. as well as indicate an inability for LDK to support the Company's business.

●

On March 25, 2014, Solar Power, Inc. (the “Company”) received notice from Cathay Bank stating that the Company is in default under the Business Loan Agreement dated December 26, 2011 and as amended on January 2, 2013 (the “Loan Agreement”) due to (i) the Company failing to make payments as due pursuant to the Loan Agreement and pursuant to the forbearance agreements entered into between the parties, and (ii) the guarantor, LDK, filing an application for provisional liquidation in the Cayman Islands on February 24, 2014. Based on these events of default, Cathay Bank has accelerated the entire principal balance due under the Loan Agreement. On April 17, 2014, Cathay Bank filed a lawsuit against the Company to recover $4.25 million in principal plus $0.1 million in accrued and unpaid interest from the Company under the terms of the Loan Agreement. On May 1, 2014, Cathay Bank sought a temporary restraining order (“TRO”) and appointment of a receiver on an ex parte basis, which request was denied in part and granted in part. The court granted a TRO over two particular accounts receivable, which together would be sufficient to cover the amount claimed by Cathay Bank. The TRO became effective upon Cathay Bank’s posting of a $15,000 bond, and remains in place until May 15, 2014.  The court denied to impose a TRO over any other assets or to appoint a receiver. Cathay Bank also filed a motion for preliminary injunction, enjoining the Company’s use of certain assets and the appointment of a receiver over those assets, which the Bank requests remain in place for the duration of the lawsuit. The Company owes approximately $4.25 million under the Loan Agreement, plus accrued interest and fees. The balance under the Loan Agreement will continue to incur interest at 11% per year. On May 15, 2014, the Company and Cathay Bank agreed to a settlement in principal and the Company paid Cathay Bank a total of $4.4 million to satisfy all of the Company’s obligations owed to Cathay and Cathay is expected to dismiss the lawsuit filed against the Company.

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

The significant risks and uncertainties described above have a significant negative impact on the financial viability of the Company and raise substantial doubt about the Company’s ability to continue as a going concern. Management has made changes to the Company’s business model by managing cash flow through cost cutting measures, securing project financing before commencing further project development, and requesting that the Company’s customers make cash payments for solar panels for projects under development. Management may seek to obtain additional debt or equity financing in order meet its working capital needs. There is no assurance that management’s plans to accelerate the collection of outstanding receivables or to obtain additional debt or equity financing will be successfully implemented, or implemented on terms favorable to the Company. As of March 31, 2014, the Company had $0.3 million in cash and cash equivalents. The Condensed Consolidated Financial Statements do not include any adjustments related to the recoverability and classification of recorded assets or the amounts and classification of liabilities or any other adjustments that might result from the outcome of this uncertainty.

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

SOLAR POWER, INC.

Date: May 15, 2014	/s/ Charlotte Xi
Charlotte Xi,
Interim Chief Financial Officer (Principal Accounting Officer and Principal Financial Officer)