Form 10-Q
period 2014-06-30
Solar Power, Inc.
filed 2014-08-19
CIK 1210618

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒	Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2014

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

The number of outstanding shares of the registrant’s common stock as of August 19, 2014 was 334,151,956.

PART I

FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

SOLAR POWER, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except for share data)

	June 30,	December 31,
	2014	2013
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$5,854	$1,031
Accounts receivable, net of allowance for doubtful accounts of $5,887	4,348	6,260
Accounts receivable, related party	3,855	3,905
Notes receivable	-	8,450
Inventories, net	180	23
Prepaid expenses and other current assets	3,006	4,458
Total current assets	17,243	24,127
Intangible assets	846	1,132
Restricted cash	160	400
Accounts receivable, noncurrent	11,345	12,349
Notes receivable, noncurrent	13,668	13,668
Notes receivable, noncurrent, related party	8,450	-
Other assets, noncurrent, related party	998	-
Investment in affiliates	8,912	7,536
Property, plant and equipment at cost, net	11,226	11,752
Total assets	$72,848	$70,964
LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$3,325	$3,919
Accounts payable, related party	38,665	50,907
Line of credit	-	4,250
Convertible bond, net	1,369	-
Accrued liabilities	738	741
Billings in excess of costs and estimated earnings on uncompleted contracts	-	862
Total current liabilities	44,097	60,679
Financing and capital lease obligations	11,346	11,730
Other liabilities	1,415	1,422
Total liabilities	56,858	73,831
Stockholders’ equity (deficit):
Preferred stock, par $0.0001, 20,000,000 shares authorized; none issued and outstanding	-	-
Common stock, par $0.0001, 1,000,000,000 and 250,000,000 shares authorized; 238,839,456 and 198,214,456 shares issued and outstanding, respectively	24	20
Additional paid in capital	74,547	53,376
Accumulated other comprehensive loss	(337)	(189)
Accumulated deficit	(58,244)	(56,074)
Total stockholders’ equity (deficit)	15,990	(2,867)
Total liabilities and stockholders’ equity (deficit)	$72,848	$70,964

The accompanying notes are an integral part of these condensed consolidated financial statements.

SOLAR POWER, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except for per share data)

(unaudited)

	For the Six Months Ended
	June 30,
	2014	2013
Net sales	$9,942	$5,965
Total net sales	9,942	5,965
Cost of goods sold	9,184	4,481
Provision for losses on contracts	-	85
Total cost of goods sold	9,184	4,566
Gross profit	758	1,399
Operating expenses:
General and administrative	2,078	8,951
Sales, marketing and customer service	358	1,178
Engineering, design and product management	-	757
Total operating expenses	2,436	10,886
Operating loss	(1,678)	(9,487)
Other (expense) income:
Interest expense	(1,193)	(2,013)
Interest income	770	1,390
Other (expense) income, net	(69)	247
Total other expense, net	(492)	(376)
Loss before income taxes	(2,170)	(9,863)
Provision for income taxes	-	111
Net loss	$(2,170)	$(9,974)
Net loss per common share:
Basic and Diluted	$(0.01)	$(0.05)
Weighted average number of common shares used in computing per share amounts:
Basic and Diluted	201,322,191	198,214,456

The accompanying notes are an integral part of these condensed consolidated financial statements.

SOLAR POWER, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except for per share data)

(unaudited)

	For the three Months Ended
	June 30,
	2014	2013
Net sales	$6,329	$4,199
Total net sales	6,329	4,199
Cost of goods sold	5,769	3,194
Provision for losses on contracts	-	85
Total cost of goods sold	5,769	3,279
Gross profit	560	920
Operating expenses:
General and administrative	1,110	6,691
Sales, marketing and customer service	40	439
Engineering, design and product management	-	309
Total operating expenses	1,150	7,439
Operating loss	(590)	(6,519)
Other (expense) income:
Interest expense	(1,072)	(1,008)
Interest income	360	851
Other expense, net	(38)	(55)
Total other expense, net	(750)	(212)
Loss before income taxes	(1,340)	(6,731)
Provision for income taxes	-	102
Net loss	$(1,340)	$(6,833)
Net loss per common share:
Basic and Diluted	$(0.01)	$(0.03)
Weighted average number of common shares used in computing per share amounts:
Basic and Diluted	204,395,775	198,214,456

 The accompanying notes are an integral part of these condensed consolidated financial statements.

SOLAR POWER, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(In thousands)

(unaudited)

	For the Six Months Ended June 30,
	2014	2013
Net loss	$(2,170)	$(9,974)
Other comprehensive loss:
Foreign currency translation adjustment	(148)	(106)
Net change in accumulated other comprehensive loss	(148)	(106)
Comprehensive loss	$(2,318)	$(10,080)

	For the Three Months Ended June 30,
	2014	2013
Net loss	$(1,340)	$(6,833)
Other comprehensive loss:
Foreign currency translation adjustment	(4)	(245)
Net change in accumulated other comprehensive loss	(4)	(245)
Comprehensive loss	$(1,344)	$(7,078)

The accompanying notes are an integral part of these condensed consolidated financial statements

SOLAR POWER, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(unaudited)

	For the Six Months Ended June 30,
	2014	2013
Cash flows from operating activities:
Net loss	$(2,170)	$(9,974)
Adjustments to reconcile net loss to net cash from operating activities:
Depreciation	526	568
Amortization	286	285
Stock-based compensation expense	377	107
Bad debt expense	-	4,086
Non-cash interest expense	682	-
Income from solar system subject to financing obligation	(384)	(624)
Other non-cash activity	14	107
Changes in operating assets and liabilities:
Accounts receivable	2,916	16,545
Accounts receivable, related party	-	69
Notes receivable	-	(30,622)
Costs and estimated earnings in excess of billing on uncompleted contracts	-	12,856
Construction in process	-	1,224
Inventories	(157)	193
Prepaid expenses and other assets	(336)	(119)
Accounts payable	(594)	(3,736)
Accounts payable, related party	(8,244)	(1,689)
Income taxes payable	-	93
Billings in excess of costs and estimated earnings on uncompleted contracts	(862)	(4,193)
Billings in excess of costs and estimated earnings on uncompleted contracts, related party	-	(49)
Accrued liabilities and other liabilities	(24)	1,601
Net cash from operating activities	(7,970)	(13,272)
Cash flows from investing activities:
Investment in affiliate	(586)	-
Issuance of notes receivable	-	(1,258)
Acquisitions of property, plant and equipment, net	-	(182)
Net cash from investing activities	(586)	(1,440)
Cash flows from financing activities:
Proceeds from issuance of common stock	6,500
(Payments on) proceeds from line of credit and loans payable	(4,250)	2,553
Decrease (increase) in restricted cash	240	(76)
Issuance of convertible bond	11,000	-
Payments on loans payable and capital lease obligations	-	(5,793)
Net cash from financing activities	13,490	(3,316)
Effect of exchange rate changes on cash	(111)	377
Increase (decrease) in cash and cash equivalents	4,823	(17,651)
Cash and cash equivalents at beginning of period	1,031	17,823
Cash and cash equivalents at end of period	$5,854	$172

Supplemental cash flow information
Cash paid for interest	$191	$199
Cash paid for taxes	$-	$-
Non-cash activities:
Debt forgiveness from related party	$3,998	$2,602
Exchange of notes receivable for notes receivable, related party	$8,450	$-
Contribution of other assets as investment in affiliate	$790	$-

The acompanying notes are an integral part of these condensed consolidated financial statements.

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

The Company is a global solar energy facility (“SEF”) developer offering its own brand of high-quality, low-cost distributed generation and utility-scale SEF development services. Primarily, the Company partners with developers around the world who hold portfolios of SEF projects for whom it serves as co-developer and engineering, procurement and construction (“EPC”) contractor.

Basis of Presentation

The accompanying Condensed Consolidated Financial Statements are unaudited and have been prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”) for interim financial information. They should be read in conjunction with the financial statements and related notes to the financial statements of Solar Power, Inc. for the years ended December 31, 2013 and 2012 appearing in Solar Power, Inc.’s Form 10-K filed with the Securities and Exchange Commission (“SEC”) on April 15, 2014. The Company’s June 30, 2014 and 2013 unaudited interim Condensed Consolidated Financial Statements on Form 10-Q have been prepared pursuant to the rules and regulations of the SEC for smaller reporting companies and include the accounts of Solar Power, Inc. and its subsidiaries.

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

2. Going Concern Considerations and Management’s Plan

As shown in the accompanying Condensed Consolidated Financial Statements, the Company incurred a net loss of $2.2 million during the six months ended June 30, 2014 and has an accumulated deficit of $58.2 million as of June 30, 2014. Working capital levels have improved from negative $36.6 million at December 31, 2013 to negative $26.9 million at June 30, 2014. In February 2014, the Company’s parent company, LDK Solar Co., Ltd. (“LDK”), which owned approximately 59.3% and 42.4% of the Company’s outstanding Common Stock as of June 30, 2014 and the date of this filing, respectively, announced that LDK filed an application for provisional liquidation in the Cayman Islands in connection with its plans to resolve its offshore liquidity issues. It is unknown at this time if LDK’s joint provisional liquidation will require or result in the Company disposing of assets in an orderly manner, in a liquidation scenario or at all. If the Company is required to dispose of assets to satisfy LDK’s creditors, it could result in the Company incurring losses.

The Company is experiencing the following risks and uncertainties in the business:

●

As of June 30, 2014 and December 31, 2013, the Company has accounts payable due to LDK of $38.7 million and $50.9 million. All of the accounts payable due to LDK are currently past due and payable to LDK. Although there are no formal agreements, prior to May 2014, LDK had verbally indicated that it would not demand payment until the receivable from the customer has been collected. During the three months ended June 30, 2014, the Company received $11.0 million from the issuance of a convertible bond to a private investor and $6.5 million for the sale of common stock to a private investor. LDK required $8.2 million of these cash proceeds to be used to pay down accounts payable due to LDK. In May 2014, the Company entered into a Settlement and Mutual Release Agreement with LDK under which LDK offered a waiver of $18.4 million of the Company’s payables to LDK. $4 million of such waiver was duly executed and the remaining potion is still subject to the consent of the Joint Provisional Liquidator of LDK. In light of LDK's recent filing for liquidation, it is unclear whether or not LDK will be able to continue to allow the Company to defer repayment of the remaining accounts payable to LDK. Should LDK change its position and demand payment for the remaining past due amount prior to collection of the related receivable from the customer, the Company does not have the ability to make the payment currently due without additional sources of financing or accelerating the collection of outstanding receivables. With LDK as a significant shareholder, the significant risks and uncertainties associated with their filing for liquidation by LDK could have a significant negative impact on the financial viability of Solar Power, Inc. as well as indicate an inability for LDK to support the Company's business.

●

China Development Bank (“CDB”) has provided financing for construction and project financing on certain development projects in the past. They have also executed non-binding term sheets for other projects, but there is no assurance that the projects in process will be funded. CDB has been financing the Company’s projects primarily as a result of the fact that the Company’s significant shareholder is LDK and CDB has a long-term relationship with LDK. Due to LDK’s financial difficulties, certain financing of the Company’s projects have been delayed. If CDB will no longer provide financing for the projects, the Company will need to seek construction financing from other sources. The company has completed projects in Greece with a customer that is requesting debt term financing from CDB. Because CDB has not yet provided the term financing, the Company will collect its outstanding receivables from the operation’s cash proceeds over an extended period of time of up to six years and has reflected the receivables as noncurrent on the balance sheet. However, the customer continues to have discussions with CDB and other commercial banks about financing, and if financing is obtained, collection of our receivables may be accelerated. The company has also completed an additional commercial scale project in New Jersey with KDC Solar, which is currently seeking debt term financing from CDB and other commercial banks. Because CDB has not yet provided the term financing, the Company will collect its outstanding notes receivables from the operation’s cash proceeds over an extended period of time of up to fifteen years and has reflected the receivables as noncurrent on the balance sheet. However, the customer continues to have discussions with CDB and other commercial banks about financing, and if financing is obtained, collection of our receivables may be accelerated.

●

A key term of existing project financing with CDB is that the Company must use solar panels manufactured by LDK. Currently, however, LDK has demanded payment in advance in order to procure their solar panels. If the Company is unable to make advance payments required, the Company has and will continue to need to request its customers to make the required cash payments for the LDK solar panels to be utilized in projects under development. The Company continues to maintain relationships with other solar panel manufacturers when circumstances call for an alternative to LDK’s line of solar panels

The significant risks and uncertainties described above have a significant negative impact on the financial viability of the Company and raise substantial doubt about the Company’s ability to continue as a going concern.

●

Management has made changes to the Company’s business model by managing cash flow through cost cutting measures, securing project financing before commencing further project development, and requesting that the Company’s customers make cash payments for solar panels for projects under development.

●

In the second quarter of 2014 and through July 2014, the Company raised $21.75 million through the issuance of common stock and convertible bonds. In July 2014, the Company entered into another private placement agreement to sell $25.0 million of common stock and pursuant to the agreement, the closing is expected to occur by the end of September 2014. Management may seek to obtain additional debt and equity financing in order meet its working capital needs.

There is no assurance that management’s plans to accelerate the collection of outstanding receivables or to obtain additional debt or equity financing will be successfully implemented, or implemented on terms favorable to the Company. As of June 30, 2014, the Company had $5.9 million in cash and cash equivalents. The Condensed Consolidated Financial Statements do not include any adjustments related to the recoverability and classification of recorded assets or the amounts and classification of liabilities or any other adjustments that might result from the outcome of this uncertainty.

3. Summary of Significant Accounting Policies

These Condensed Consolidated Financial Statements and accompanying notes should be read in conjunction with the Company’s annual consolidated financial statements and notes thereto contained in the Annual Report on Form 10-K for the year ended December 31, 2013. There have been no significant changes in the Company’s significant accounting policies for the six months ended June 30, 2014, as compared to the significant accounting policies described in the Annual Report on Form 10-K for the year ended December 31, 2013.

4. Recently Issued Accounting Pronouncements

In April 2013, the FASB issued ASU 2013-07, Liquidation Basis of Accounting, which requires an entity to use the liquidation basis of accounting to present its financial statements when it determines that liquidation is imminent, unless the liquidation is the same as that under the plan specified in an entity’s governing documents created at its inception. Liquidation is imminent when the likelihood is remote that the entity will return from liquidation and either (a) a plan for liquidation is approved by the person or persons with the authority to make such a plan effective and the likelihood is remote that the execution of the plan will be blocked by other parties or (b) a plan for liquidation is being imposed by other forces (for example, involuntary bankruptcy). Entities should apply the requirements prospectively from the day that liquidation becomes imminent. The Company adopted these changes on January 1, 2014.The adoption of these changes had no impact the Condensed Consolidated Financial Statements. The guidance will need to be considered if there are changes to the risks and uncertainties described in Note 2—Going Concern Considerations and Management’s Plan.

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

In May 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers (Topic 606)”. The issuance of these documents completes the joint effort by the FASB and the International Accounting Standards Board (IASB) to improve financial reporting by creating common revenue recognition guidance for U.S. GAAP and IFRS. This ASU affects any entity that either enters into contracts with customers to transfer goods or services or enters into contracts for the transfer of nonfinancial assets unless those contracts are within the scope of other standards. This ASU will supersede the revenue recognition requirements in Topic 605, Revenue Recognition, and most industry-specific guidance. The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. To achieve that core principle, an entity should apply the following steps: identify the contract with a customer, identify the performance obligations in the contract, determine the transaction price, allocate the transaction price to the performance obligations in the contract and recognize revenue when the entity satisfies a performance obligation. For a public entity, the amendments in this ASU are effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period. Early application is not permitted. For nonpublic entities, the amendments in this ASU are effective for annual reporting periods beginning after December 15, 2017, and interim periods within annual periods beginning after December 15, 2018. The Company may elect to apply this guidance earlier, however, only if specific requirements are met, which include the following: 1. an annual reporting period beginning after December 15, 2016, including interim periods within that reporting period (public entity effective date), 2. an annual reporting period beginning after December 15, 2016, and interim periods within annual periods beginning after December 15, 2017, and 3. an annual reporting period beginning after December 15, 2017, including interim periods within that reporting period. The Company is currently evaluating the impact of adopting this standard on its future consolidated financial statements and when the Company meets any of the specific requirements for early adoption.

5. Acquisition of Solar Green Technology

On June 27, 2012, Solar Power, Inc. entered into an Acquisition and Stock Purchase Agreement dated as of June 25, 2012 (the “SGT Agreement”) with the shareholders of SGT, an Italian-based limited liability company. Under the SGT Agreement, Solar Power, Inc. acquired 100% of the issued and outstanding shares of SGT from SGT shareholders in exchange for 5.0 million Euros (approximately $6.3 million U.S. Dollars) payable in cash and common stock of the Company (the “Purchase Price”). The shareholders of SGT consisted of LDK Solar Europe Holding S.A (“LDK Europe”) and the two founders of SGT. LDK Europe, through its 70% ownership of the outstanding common stock of SGT, controlled SGT prior to the close of the transaction. LDK Europe is a wholly owned subsidiary of LDK, which owned approximately 71% of the issued and outstanding common stock of the Company at the date of the acquisition of SGT. In July 2012, the Company issued 9,771,223 shares of its Common Stock to LDK Europe and 1,814,655 shares of its Common Stock to each of the two founders of SGT. In addition, the Company agreed to pay each of the two founders 100,000 Euros in cash, the payments of which were made in July 2012. The amount of shares of the Company’s Common Stock that were issued under the SGT Agreement were determined by calculating the amount of the Purchase Price payable to each shareholder divided by the daily volume-weighted average price of the Company’s Common Stock for each of the 90 trading days prior to June 11, 2012.

Because SGT and Solar Power, Inc. were under the common control of LDK as of the June 27, 2012 acquisition date, the acquisition is treated as a transaction between entities under common control. In accordance with ASC Topic 805, Business Combinations these financial statements reflect the combination of Solar Power, Inc. and SGT’s financial statements for all periods presented under which both entities were under the common control of LDK. The predecessor entity was determined to be SGT due to the fact that SGT was the first entity controlled by LDK. LDK obtained a controlling interest in SGT on July 10, 2009. LDK obtained a controlling interest in Solar Power, Inc. on March 31, 2011. As such, the Company recognized the assets and liabilities of SGT (the accounting receiving entity) at their historical carrying values in accordance with U.S. GAAP and recast the assets and liabilities of the legacy Solar Power, Inc. entity (the transferring entity) to reflect carrying value of the parent, LDK, which were stepped up to fair value on March 31, 2011 upon LDK obtaining a controlling interest in Solar Power, Inc. Refer to Note 10—Intangible Assets, for details of the balances carried by LDK now reflected in the Consolidated Financial Statements.

6. Deconsolidation of Solar Green Technology

In November 2013, the board of directors of SGT approved a voluntary plan for liquidation. On December 30, 2013, the board of directors of SGT appointed a liquidator. Under Italian regulations, the liquidation process is controlled and carried out by the liquidator and the Company has no ability to exercise influence over SGT. As a result of these actions, the Company deconsolidated SGT on December 30, 2013 when the Company ceased to have a controlling financial interest in SGT. The fair value of the Company’s retained investment in SGT was zero at June 30, 2014 and December 31, 2013.

7. Accounts and Notes Receivable

During 2013, the Company recognized $13.9 million of revenue under the completed-contract method and recorded a receivable of $8.8 million (originally denominated in euros) related to the sale of its Greece projects. Due to the delay in the customer receiving term financing from CDB, the receivable is currently being collected over a six year agreed upon payment schedule, plus variable interest. The difference of $5.1 million between revenue recognized and account receivable balance relates to prior payments received from the customer, which had been recorded as a customer deposit within accrued liabilities. As of June 30, 2014 and December 31, 2013, due to the extended collection period, $1.8 million and $2.2 million, respectively, of the accounts receivable was recorded as current and $6.0 million and $6.6 million, respectively, was recorded in accounts receivable, noncurrent. During the second quarter of 2013, the Company reclassified $5.9 million of existing accounts receivables from a second unrelated customer to noncurrent based on the expected collection period which is anticipated to exceed one year. As of June 30, 2014 and December 31, 2013, $1.5 million and $2.0 million, respectively, was recorded in accounts receivable, current and $5.3 million and $5.8 million, respectively, was recorded in accounts receivable, noncurrent from this second customer.

During 2013 the Company issued a note receivable to KDC for one completed contract with 15 year payment terms which began on the commercial operations date which was April 2013. The note bears interest of LIBOR plus 460bps. If the customer obtains term debt financing for their project, the collection of the note receivable may be accelerated.  As of June 30, 2014 and December 31, 2013 the balance recorded in noncurrent notes receivable related to this customer was $13.7 million.

On April 27, 2012, the Company made a secured loan of $1.0 million to Solar Hub Utilities, LLC (“Solar Hub”), to be used for pre-development costs, and recorded the amount in the account notes receivable. On June 8, 2012, the Company agreed to advance Solar Hub up to $9.0 million under a new $9.0 million secured promissory note, which refinanced the original $1.0 million advance and bore a 6% annual interest rate. In March 2013, the interest was changed to a 10% annual interest rate in accordance with the Amended and Restated Secured Promissory Note. This note receivable is secured by the project assets. Repayment in full of all borrowed amounts was due on December 31, 2012 but, in March 2013, was extended to a new maturity date of July 1, 2014 in accordance with the Amended and Restated Secured Promissory Note. As of December 31, 2013, the balance of the note receivable from Solar Hub was $8.45 million.

In the three months ended June 30, 2014, the Company entered into an agreement with Solar Hub and Hawaiian Power, LLC ("HPL") in which the Company and HPL each received a 50% membership interest in Calwaii Power Holdings, LLC ("Calwaii"). Pursuant to a Solar Development Agreement, once Solar Hub obtains consent from the applicable utility company it shall transfer each solar project to Calwaii,. In the three months ended June 30, 2014, the Company entered into an agreement with Solar Hub and Hawaiian Power, LLC ("HPL") in which the Company and HPL each received a 50% membership interest in Calwaii.

During the three months ended June 30, 2014, Solar Hub entered into an agreement with Calwaii Power Holdings, LLC ("Calwaii") in which Solar Hub exchanged the Company's note payable and Hawaiian Power, LLC’s ("HPL") note payable with Calwaii in exchange for Solar Hub's solar project asset. Calwaii is a related party of the Company. See Note 9— Investment in Affiliates. As Calwaii is a related party of the Company, the note transferred from Solar Hub to Calwaii during the three months ended June 30, 2014 is classified as a noncurrent related party note receivable at June 30, 2014. The related interest receivable from Calwaii is classified in other assets, noncurrent, related party at June 30, 2014. The Company expects Calwaii to (1) sell the project assets, (2) develop and sell the completed projects, (3) develop and operate the completed projects, or (4) carry out a combination of these options. The Company expects to be repaid by Calwaii from the cash Calwaii receives from these efforts. As of June 30, 2014, the balance of the note receivable and interest receivable from Calwaii was $8.45 million and $1.0 million, respectively.

8. Property, Plant and Equipment

Property, plant and equipment consisted of the following (in thousands):

	June 30, 2014	December 31, 2013
PV solar systems	$14,852	$14,852
Plant and machinery	33	33
Furniture, fixtures and equipment	269	269
Computers and software	1,153	1,153
Leashold improvements	4	4
	16,311	16,311
Less: accumulated depreciation	(5,085)	(4,559)
	$11,226	$11,752

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

Depreciation expense was $0.5 million and $0.6 million for the six months ended June 30, 2014 and 2013, respectively, and $0.2 million and $0.3 million for the three months ended June 30, 2014 and 2013, respectively.

9. Investment in Affiliates

In April 2012, the Company entered into an EPC agreement with KDC to construct a 5.4 MW photovoltaic solar electricity project located in Mountain Creek, New Jersey (the “Mountain Creek Project”). In December 2013, the Company entered into an exchange and release agreement with KDC and agreed to exchange its $15.0 million note receivable due to the Company from KDC under the EPC agreement for construction of the Mountain Creek Project in exchange for a 64.50% limited ownership interest in KDC Solar Mountain Creek Parent LLC (the “LLC”).The LLC holds all of the assets of the Mountain Creek Project. The construction of the Mountain Creek Project was approximately 25% complete at June 30, 2014 and December 31, 2013.The LLC needs to obtain $10.0 million in additional financing to continue construction of the Mountain Creek Project. KDC is the managing member and held a 35.5% managing member interest in the LLC at December 31, 2013.In April, 2014, the Company entered into a first amendment and restated exchange and release agreement with KDC to reduce its limited ownership in the LLC from 64.5% to 20.0%. In exchange, KDC agreed to pay the Company 55.62% of all cash distributions received by KDC from its 80.0% managing member interest in the LLC.KDC has the power to control and manage the business and affairs of the LLC and is the only member that has the authority to bind the LLC. The Company holds protective rights with respect to approving (1) a sale or transfer of the Project; (2) the acquisition of real estate not related to the Project; (3) a merger of the LLC with another entity; (4) the alteration of the primary purpose of the LLC; and (5) the addition of new members. The Company does not have the substantive ability to dissolve (liquidate) the LLC or otherwise remove the managing member. As a result, the Company does not have a controlling financial interest in the LLC. The Company accounts for its investment in the LLC using the equity method of accounting. The Company determined the fair value of its investment in the LLC was $7.5 million based on the discounted future cash flows of the LLC and recorded a $7.5 million impairment charge in the Consolidated Statement of Operations during the year ended December 31, 2013.There were no earnings or losses of the investee included in the Company’s Consolidated Statement of Operations during the six months ended June 30, 2014.

In July, 2014, the Company and KDC entered into an agreement in which KDC transferred all of its rights, title and interest in the LLC to the Company. Simultaneous with the transfer of interest, KDC withdrew from the LLC and ceased to be a member of the LLC.

The Company determines whether any of the joint ventures in which it has made investments is a variable interest entity (VIE) at the start of each new venture and if a reconsideration event has occurred. At this time, the Company also considers whether it must consolidate a VIE and/or disclose information about its involvement in a VIE. A reporting entity must consolidate a VIE if that reporting entity has a variable interest (or combination of variable interests) that will absorb a majority of the VIE’s expected losses, receive a majority of the VIE’s expected residual returns, or both. A reporting entity must consider the rights and obligations conveyed by its variable interests and the relationship of its variable interests with variable interests held by other parties to determine whether its variable interests will absorb a majority of a VIE’s expected losses, receive a majority of the VIE’s expected residual returns, or both. The reporting entity that is the primary beneficiary of that VIE is required to consolidate that VIE.

During the three months ended June 30, 2014, the Company entered into an agreement with Solar Hub and HPL in which the Company and HPL each received a 50% membership interest in Calwaii. Pursuant to a Solar Development Agreement, as Solar Hub obtains consent from the applicable utility company it transfers each solar project to Calwaii.

As Calwaii does not have enough equity at risk to finance its activities without additional subordinated financial support, the Company determined this joint venture is a VIE. Because all rights and obligations are equally absorbed by both parties within the joint venture, the Company determined that it is not the primary beneficiary of the VIE and, therefore, has accounted for this entity under the equity method. Under the equity method the Company’s $1.4 million investment was recorded as an investment in the member units of the investee at cost. This variable interest in the VIE is classified in the Company’s balance sheet as an investment in affiliate. The Company has provided financial support through capital contributions to the VIE of $0.6 million during the six months ended June 30, 2014. The primary reason for providing support to the VIE is to monetize its note receivable held by the VIE. The VIE is financed through loans and capital contributions from the Company and HPL. Although the Company has no commitment to fund additional contributions to the VIE, the Company is considering additional contributions to the VIE to maximize the market value of the project assets.

The table below provides a comparison of the carrying amount of the Company’s assets that relate to the Company’s variable interest in the VIE compared to the Company’s maximum exposure to loss at June 30, 2014 (in thousands):

Company’s Variable Interest in Entity
Investment in affiliate	$1,376
Total	$1,376
Company’s maximum exposure to loss
Investment in affiliate	$1,376
Note receivable, noncurrent, related party	8,450
Other assets, noncurrent, related party	998
Total	$10,824

10. Intangible Assets

Intangible assets consisted of the following (in thousands):

	Estimated Useful Life (in months)	Gross	Accumulated Amortization	Net
As of June 30, 2014
Patent	57	$2,700	$(1,854)	$846
		$2,700	$(1,854)	$846

As of December 31, 2013
Patent	57	$2,700	$(1,568)	$1,132
		$2,700	$(1,568)	$1,132

As of June 30, 2014, the future amortization expense related to intangible assets is as follows (in thousands):

Amount
Year
2014	$284
2015	562
$846

11. Stock-based Compensation

The Company measures stock-based compensation expense for all stock-based compensation awards based on the grant-date fair value and recognizes the cost in the financial statements over the employee requisite service period.

The following table summarizes the consolidated stock-based compensation expense, by type of awards for the periods as follow (in thousands):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2014	2013	2014	2013
Employee stock options	$162	$36	$377	$107
Total stock-based compensation expense	$162	$36	$377	$107

The following table summarizes the consolidated stock-based compensation by line item for the periods as follow (in thousands):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2014	2013	2014	2013
General and administrative	$162	$36	$365	$95
Sales, marketing and customer service	—	—	12	11
Engineering, design and product management	—	—	—	1
Total stock-based compensation expense	$162	$36	$377	$107

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

Assumptions used in the determination of the fair value of share-based payment awards using the Black-Scholes model for stock option grants during the three and six months ended June 30, 2014 and 2013 were as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2014	2013	2014	2013
Expected term	3.75	—	3.75	—
Risk-free interest rate	1.25%	—	1.25%	—
Volatility	1.22%	—	1.22%	—
Dividend yield	0	—	0	—

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

The Company currently has time-based options outstanding. The time-based options generally vest 25% annually and expire three to five years from the date of grant. The restricted shares were fully vested as of December 31, 2012. The total number of shares reserved and available for grant and issuance pursuant to this Plan is equal to nine percent (9%) of the number of outstanding shares of the Company. And not more than 2,000,000 shares of stock shall be granted in the form of incentive stock options. Shares issued under the Plan will be drawn from authorized and unissued shares or shares now held or subsequently acquired by the Company. Outstanding shares of the Company shall, for purposes of such calculation, include the number of shares of stock into which other securities or instruments issued by the Company are currently convertible (e.g. convertible preferred stock, convertible debentures, or warrants for common stock), but not outstanding options to acquire stock. At June 30, 2014 there were 6,593,676 shares available for grant under the plan (9% of the outstanding shares of 238,839,456 plus outstanding warrants of 300,000 less options outstanding and exercises since inception).The Company had 300,000 warrants outstanding at June 30, 2014 and December 31, 2013. The Company had 1,325,868 shares of restricted stock outstanding at June 30, 2014 and December 31, 2013. The Company had no warrant or restricted stock activities for the six month periods ended June 30, 2014 and 2013.

The following table summarizes the Company’s stock option activities for the six month periods ended June 30, 2014 and 2013:

	2014		2013
		Weighted-		Weighted-
		Average		Average
		Exercise		Exercise
		Price Per		Price Per
	Shares	Share	Shares	Share
Outstanding as of January 1,	7,114,250	$0.20	5,836,500	$0.45
Granted	—	—	—	—
Exercised	—	—	—	—
Forfeited	(559,250)	0.29	(1,251,000)	0.43

Outstanding as of March 31,	6,555,000	$0.19	4,585,500	$0.46
Granted	10,650,000	0.31	—	—
Exercised	—	—	—	—
Forfeited	(357,500)	0.29	(1,255,250)	0.57

Outstanding as of June 30,	16,847,500	$0.27	3,330,250	$0.41

12. Line of Credit

On December 26, 2011, the Company entered into a Business Loan Agreement with Cathay Bank (“Cathay”) whereby Cathay agreed to extend the Company a line of credit of the lesser of $9.0 million or 70% of the aggregate amount in certain accounts receivable, which would mature December 31, 2012. LDK agreed to guaranty the full amount of the loan under a Commercial Guaranty by and between LDK and Cathay dated December 26, 2011. The loan was past due and on April 17, 2014, Cathay Bank filed a lawsuit against the Company to recover the $4.25 in principal plus $0.1 million in accrued and unpaid interest from the Company under the terms of the Loan Agreement. On May 15, 2014, the Company and Cathay Bank agreed to a settlement in principal and the Company paid Cathay Bank a total of $4.4 million to satisfy all of the Company’s obligations owed to Cathay and Cathay is expected to dismiss the lawsuit filed against the Company.

13. Commitments and Contingencies

Commitments

Restricted cash — at June 30, 2014 and December 31, 2013, the Company had restricted bank deposits of $0.16 million and $0.4 million, respectively. The restricted bank deposits consist of a reserve pursuant to our guarantees of Solar Tax Partners 1, LLC (“STP”) with the bank providing the debt financing on the Aerojet 1 solar generating facility (see below for additional details related to the Aerojet 1 development project).

Guarantee — on December 22, 2009, in connection with an equity funding of STP related to the Aerojet 1 solar development project, the Company along with STP’s other investors entered into a Guaranty (“Guaranty”) to provide the equity investor, Greystone Renewable Energy Equity Fund (“Greystone”), with certain guarantees, in part, to secure investment funds necessary to facilitate STP’s payment to the Company under the EPC. Specific guarantees made by Solar Power, Inc. include the following in the event of the other investors’ failure to perform under the operating agreement:

●

Operating Deficit Loans—the Company would be required to loan Master Tenant or STP monies necessary to fund operations to the extent costs could not be covered by Master Tenant’s or STP’s cash inflows. The loan would be subordinated to other liabilities of the entity and earn no interest; and

●

Exercise of Put Options— at the option of Greystone, the Company may be required to fund the purchase by Managing Member of Greystone’s interest in Master Tenant under an option exercisable for 9 months following a 63 month period commencing with operations of the Facility. The purchase price would be equal to the greater of the fair value of Greystone’s equity interest in Master Tenant or $1.0 million.

The Company has recorded on its Consolidated Balance Sheet the guarantees of $0.1 million at June 30, 2014 and December 31, 2013, which approximates their fair value (refer to Note 14—Fair Value of Financial Instruments). These amounts, less related amortization, are included in accrued liabilities. These guarantees for the Aerojet 1 project are accounted for separately from the financing obligation related to the Aerojet 1 project because they are with different counterparties.

Financing Obligation —the guarantees associated with Aerojet 1 constitute a continuing involvement in the project. While the Company maintains its continuing involvement, it will apply the financing method and, therefore, has recorded and classified the proceeds received of $11.3million and $11.7 million from the project in long-term liabilities within financing and capital lease obligations, net of current portion, at June 30, 2014 and December 31, 2013, respectively, in the Consolidated Balance Sheets.

Performance Guaranty — on December 18, 2009, the Company entered into a 10-year energy output guaranty related to the photovoltaic system installed for STP at the Aerojet 1 facility in Rancho Cordova, CA. The guaranty provided for compensation to STP’s system lessee for shortfalls in production related to the design and operation of the system, but excluding shortfalls outside the Company’s control such as government regulation. The Company believes that the probability of shortfalls is unlikely and if they should occur they would be covered under the provisions of its current panel and equipment warranty provisions. For the six months ended June 30, 2014 and 2013, there were no charges against the Company’s reserves related to this performance guaranty.

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

The accrual for warranty claims consisted of the following (in thousands):

	2014	2013
Beginning balance - January 1,	$1,537	$1,537
Provision charged to warranty expense	119	-
Less: warranty claims	(119)	-
Ending balance - June 30,	1,537	1,537
Current portion of warranty liability	200	200
Non-current portion of warranty liability	$1,337	$1,337

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

On July 26, 2013, the Company filed a complaint against Seashore Solar, Inc. and Seashore Solar Development, LLC (collectively “Seashore”) and KDC Solar RTC, LLC (“KDC”) in the Superior Court of New Jersey, Chancery Division, Somerset County, under Docket No. SOM-C-12042-13. This lawsuit relates to a solar power project in Egg Harbor Township, New Jersey (the “project”). The Company sold solar panels to Seashore for use in the Project. The unpaid portion of the purchase price for the panels is approximately $2,800,000. The Company also entered into an EPC agreement with Seashore with regard to the Project. Seashore sold the Project to KDC and is no longer in a position to satisfy its obligations under the EPC agreement. On May 15, 2014, the Company entered into a settlement agreement with Seashore and Seashore agreed to pay the Company $750,000 before November 30, 2014 and return certain solar panels to the Company. The accounts receivable from Seashore is fully reserved as of June 30, 2014 and December 31, 2013.

In November 2013, the board of directors of SGT approved a voluntary plan for liquidation. On December 30, 2013, the board of directors of SGT appointed a liquidator. Under Italian regulations, the liquidation process is controlled and carried out by the liquidator and the Company has no ability to exercise influence over SGT. SGT currently has insufficient funds to fund the SGT liquidation process. Under the plan of liquidation the Company is obligated to fund 600,000 Euros as of December 31, 2013 of which LDK is responsible for 100,000 Euros. In the event SGT does not receive additional funds needed to proceed with the liquidation, SGT will likely be forced to file for bankruptcy protection. The Company accrued a liability for 500,000 Euros for the unpaid portion of its obligation to fund SGT’s liquidation as of June 30, 2014 and December 31, 2013.

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

14. Fair Value of Financial Instruments

The carrying values and fair values of the Company’s financial instruments were as follows (in thousands):

	June 30, 2014		December 31, 2013
	Carrying value	Fair value	Carrying value	Fair value
Cash and cash equivalents	$5,854	$5,854	$1,031	$1,031
Notes receivable, non-current, related party	$8,450	$8,450	$-	$-
Notes receivable, current	$-	$-	$8,450	$8,450
Notes receivable, noncurrent	$13,668	$13,668	$13,668	$13,668
Line of credit	$-	$-	$4,250	$4,250
Convertible bond	$1,369	$1,369	$-	$-

The following methods were used to estimate the fair values of other financial instruments:

Cash and cash equivalents. The carrying amount approximates fair value because of the short maturity of the instruments. The fair value for Cash and cash equivalents were classified in Level 1 of the fair value hierarchy.

Notes receivable, current, Notes receivable, non-current, related party and Notes receivable, noncurrent. The fair value of Notes receivable, current and Notes receivable, non-current, related party were based on anticipated cash flows, which approximates carrying value, and were classified in Level 2 of the fair value hierarchy. The fair value of Notes receivable, noncurrent was classified in Level 3 of the fair value hierarchy. The Company used multiple techniques, including an income approach applying discounted cash flows approach, to measure the fair value using Level 3 inputs; the results of each technique have been reasonably weighted based upon management’s judgment applying qualitative considerations to determine the fair value at the measurement date.

Line of credit and Convertible bond. The carrying amount of the Line of credit approximated fair value due to the short maturity and its variable market rate of interest that changes with current Prime or LIBOR rate and no change in counterparty credit risk. The Line of credit was classified in Level 2 of the fair value hierarchy. The carrying amount of the Convertible bond approximated fair value due to the short term maturity. The Convertible bond was classified in Level 2 of the fair value hierarchy

15. Income Taxes

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

The effective income tax rate of the Company for the three and six months ended June 30, 2014 and 2013 was (0.0)% and (0.2)%, respectively. For both 2014 and 2013, the Company expects to generate taxable income in certain jurisdictions while still experiencing an overall worldwide loss. The negative rate in 2013 is a result of minimum tax liability due in certain loss generating jurisdictions that are unable to benefit from losses as a result of valuation allowance reserves.

The Company and its subsidiaries did not have any unrecognized tax benefits or liabilities as of June 30, 2014 and December 31, 2013. The Company does not anticipate that its unrecognized tax benefits or liability position will change significantly over the next twelve months.

16. Related Party Transactions

As of June 30, 2014 and December 31, 2013, accounts receivable from LDK was $3.9 million, primarily related to the receivables from solar development projects with and inventory sales to LDK in prior years.

As of June 30, 2014 and December 31, 2013, the Company had accounts payable to LDK of $38.7 and $50.9 million, respectively, primarily related to purchases of solar panels for solar development projects from prior years. Refer to Note 2—Going Concern Considerations and Management’s Plan, for further discussion related to the accounts payables with LDK. The Company and LDK have agreed to the right of setoff for all intercompany receivables and payables. During the three months ended June 30, 2014, the Company received $11.0 million from the issuance of a convertible bond to a private investor and $6.5 million for the sale of common stock to non-US investors. $8.2 million of these cash proceeds were used to pay down accounts payable due to LDK.

Additionally, in May 2014, the Company entered into a Settlement and Mutual Release Agreement with LDK under which LDK offered a waiver of $18.4 million of the Company’s payables to LDK. $4 million of such waiver was duly executed and the remaining potion is still subject to the consent of the Joint Provisional Liquidator of LDK. The $4.0 million forgiveness of payables to LDK was recorded in additional paid in capital in the Company’s Consolidated Balance Sheet during the six months ended June 30, 2014.

In the three months ended June 30, 2014, Solar Hub entered into an agreement with Calwaii in which Solar Hub exchanged the Company's note payable and HPL's note payable with Calwaii in exchange for Solar Hub's solar projects.

In the second quarter of 2013, LDK forgave $2.6 million in indebtedness to provide an injection of capital to SGT to keep their shareholder capital from going negative and triggering liquidity accounting under Italian statutory law.

17. Stockholders’ Equity

In the second quarter of 2014, the Company amended its articles of incorporation to increase the authorized shares of Common Stock from 250,000,000 shares to 1,000,000,000 shares.

In May 2014, the Company issued 40,625,000 shares of Common Stock at $0.16 per share and received $6.5 million from a non-U.S. investor pursuant to a private placement agreement.

18. Convertible Bond

On June 3, 2014 the Company entered into an agreement with a non-U.S. investor and issued an $11 million convertible bond, bearing no interest. The convertible bond may be partially (minimum of $500,000 or multiples thereof) or wholly converted into shares of the Company’s common stock at $0.16 per share at any time at the option of the investor after six months from the issuance date or at any time after the issuance date at the option of the investor if the Company issues shares of common stock amounting to more than 10% of the Company’s common stock outstanding or declares a cash dividend. The convertible bond is due and payable on April 29, 2015. If the convertible bond has not been converted by the terms noted above or earlier accelerated by the events of default on or before April 15, 2015, the Company has the sole power to extend the maturity date of the convertible bond to April 29, 2017.The convertible bond includes a $10,312,500 beneficial conversion feature which was recognized separately at issuance by allocating the intrinsic value to additional paid in capital, resulting in a discount on the convertible bond. This discount will be amortized into interest expense using the effective interest method from the issuance date through the convertible bond’s April 29, 2015 maturity date. Interest expense of $0.7 million was recorded during the six months ended June 30, 2014.

19. Subsequent Events

In July 2014, the Company signed an agreement with the Convertible Bondholder. The Convertible Bond holder agreed to cancel and terminate the Convertible Bond. In exchange of the cancellation and termination of the Convertible Bond, the Company agreed to issue, and the Convertible Bond holder agreed to purchase, 68,750,000 shares of common stock of the Company at $0.16 per share, the original conversion price of the Convertible Bond. The unamortized discount on the convertible bond at the cancellation date will be removed with a corresponding charge in the statement of operations during the three months ended September 30, 2014.

In July 2014, the Company issued 26,562,500 shares of Common Stock at $0.16 per share and received $4.25 million from a non-U.S. investor pursuant to a private placement agreement.

In July 2014, the Company and KDC entered into an agreement in which KDC transferred all of its rights, title and interest in the LLC to the Company. Simultaneous with the transfer of interest, KDC withdrew from the LLC and ceased to be a member of the LLC. Refer to Note 9—Investment in Affiliate.

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

The following discussion is presented on a consolidated basis, and analyzes our financial condition and results of operations for the three and six months ended June 30, 2014 and2013. Unless the context indicates or suggests otherwise, reference to “we”, “our”, “us” and the “Company” in this section refers to the consolidated operations of Solar Power, Inc. and its subsidiaries, as defined in Note 1—Description of Business and Basis of Presentation to the Condensed Consolidated Financial Statements.

Overview

Solar Power, Inc. and its subsidiaries (collectively the “Company”), a California corporation, is a global solar energy facility (“SEF”) developer offering high-quality, low-cost distributed generation and utility-scale SEF development services. Primarily, we partner with developers around the world who hold portfolios of SEF projects for whom we serve as co-developer and engineering, procurement and construction (“EPC”) contractor. In addition to developing SEFs using products manufactured by LDK Solar Co., Ltd. (“LDK”), our parent company, we also sell solar modules and balance of system components manufactured by third party vendors to other integrators in the U.S., Asian, and European markets. Currently, we offer our development services globally through our subsidiaries and partners located in the United States, Europe, China, Japan and Hong Kong.

In addition to designing, engineering and constructing large-scale SEFs, we also provide long-term operations and maintenance (“O&M”) services including a comprehensive suite of services that commence upon a facility’s commissioning to provide performance monitoring, system reporting, preventative maintenance and full warranty support over the anticipated life of the SEF. While we still consider our O&M services to be within our core competencies, we have also obtained third party outsourcing for these services to assist in the reduction of operating expenses.

We also provide residential PV systems and turnkey business solutions for qualified professional installers through our Yes!Solar brand. Yes!Solar provides a complete PV solar business solution through a single source for its dealer/installers, including system financing to enable faster time-to-money and a path to profitability. Yes!Solar systems allow for quick and simple high-quality installations.

In December 2006, we became a public company through a reverse merger with Solar Power, Inc., a Nevada corporation (formerly Welund Fund, Inc.). On March 31, 2011, LDK obtained a controlling interest in Solar Power, Inc. by making a significant investment that provided working capital and broader relationships that allowed us to more aggressively pursue commercial and utility projects globally in 2011. In recent years, LDK’s modules have been used in the majority of the systems we produce; however, we maintain relationships with other module manufacturers when circumstances call for an alternative to LDK’s line of modules. See Note 16—Related Party Transactions to the Notes to the Condensed Consolidated Financial Statements for further discussion related to the accounts payables with LDK.

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

As shown in the accompanying Condensed Consolidated Financial Statements, the Company incurred a net loss of $2.2 million during the six months ended June 30, 2014 and has an accumulated deficit of $58.2 million as of June 30, 2014. Working capital levels have improved from negative $36.6 million at December 31, 2013 to negative $26.9 million at June 30, 2014. In February 2014, the Company’s parent company, LDK Solar Co., Ltd. (“LDK”), which owns approximately 59.3% and 42.4% of the Company’s outstanding Common Stock as of June 30, 2014 and the date of this filing, respectively, announced that LDK filed an application for provisional liquidation in the Cayman Islands in connection with its plans to resolve its offshore liquidity issues. It is unknown at this time if LDK’s joint provisional liquidation will require or result in the Company disposing of assets in an orderly manner, in a liquidation scenario or at all. If the Company is required to dispose of assets to satisfy LDK’s creditors, it could result in the Company incurring losses.

The Company is experiencing the following risks and uncertainties in the business:

●

As of June 30, 2014 and December 31, 2013, the Company has accounts payable due to LDK of $38.7 million and $50.9 million. All of the accounts payable due to LDK are currently past due and payable to LDK. Although there are no formal agreements, prior to May 2014, LDK had verbally indicated that it would not demand payment until the receivable from the customer has been collected. During the three months ended June 30, 2014, the Company received $11.0 million from the issuance of a convertible bond to a private investor and $6.5 million for the sale of common stock to a private investor. LDK required $8.2 million of these cash proceeds to be used to pay down accounts payable due to LDK. In May 2014, the Company entered into a Settlement and Mutual Release Agreement with LDK under which LDK offered a waiver of $18.4 million of the Company’s payables to LDK. $4 million of such waiver was duly executed and the remaining potion is still subject to the consent of the Joint Provisional Liquidator of LDK. In light of LDK's recent filing for liquidation, it is unclear whether or not LDK will be able to continue to allow the Company to defer repayment of the remaining accounts payable to LDK. Should LDK change its position and demand payment for the remaining past due amount prior to collection of the related receivable from the customer, the Company does not have the ability to make the payment currently due without additional sources of financing or accelerating the collection of outstanding receivables. With LDK as a significant shareholder, the significant risks and uncertainties associated with their filing for liquidation by LDK could have a significant negative impact on the financial viability of Solar Power, Inc. as well as indicate an inability for LDK to support the Company's business.

●

China Development Bank (“CDB”) has provided financing for construction and project financing on certain development projects in the past. They have also executed non-binding term sheets for other projects, but there is no assurance that the projects in process will be funded. CDB has been financing the Company’s projects primarily as a result of the fact that the Company’s significant shareholder is LDK and CDB has a long-term relationship with LDK. Due to LDK’s financial difficulties, certain financing of the Company’s projects have been delayed. If CDB will no longer provide financing for the projects, the Company will need to seek construction financing from other sources. The company has completed projects in Greece with a customer that is requesting debt term financing from CDB. Because CDB has not yet provided the term financing, the Company will collect its outstanding receivables from the operation’s cash proceeds over an extended period of time of up to six years and has reflected the receivables as noncurrent on the balance sheet. However, the customer continues to have discussions with CDB and other commercial banks about financing, and if financing is obtained, collection of our receivables may be accelerated. The company has also completed an additional commercial scale project in New Jersey with KDC Solar, which is currently seeking debt term financing from CDB and other commercial banks. Because CDB has not yet provided the term financing, the Company will collect its outstanding notes receivables from the operation’s cash proceeds over an extended period of time of up to fifteen years and has reflected the receivables as noncurrent on the balance sheet. However, the customer continues to have discussions with CDB and other commercial banks about financing, and if financing is obtained, collection of our receivables may be accelerated.

●

A key term of existing project financing with CDB is that the Company must use solar panels manufactured by LDK. Currently, however, LDK has demanded payment in advance in order to procure their solar panels. If the Company is unable to make advance payments required, the Company has and will continue to need to request its customers to make the required cash payments for the LDK solar panels to be utilized in projects under development. The Company continues to maintain relationships with other solar panel manufacturers when circumstances call for an alternative to LDK’s line of solar panels

The significant risks and uncertainties described above have a significant negative impact on the financial viability of the Company and raise substantial doubt about the Company’s ability to continue as a going concern.

●

Management has made changes to the Company’s business model by managing cash flow through cost cutting measures, securing project financing before commencing further project development, and requesting that the Company’s customers make cash payments for solar panels for projects under development.

●

In the second quarter of 2014 and through July 2014, the Company raised $21.75 million through the issuance common stock and convertible bonds. In July 2014, the Company entered into another private placement agreement to sell $25.0 million of common stock and pursuant to the agreement, the closing is expected to occur by the end of September 2014. Management may seek to obtain additional debt and equity financing in order meet its working capital needs.

There is no assurance that management’s plans to accelerate the collection of outstanding receivables or to obtain additional debt or equity financing will be successfully implemented, or implemented on terms favorable to the Company. As of June 30, 2014, the Company had $5.9 million in cash and cash equivalents. The Condensed Consolidated Financial Statements do not include any adjustments related to the recoverability and classification of recorded assets or the amounts and classification of liabilities or any other adjustments that might result from the outcome of this uncertainty.

Critical Accounting Policies and Estimates

The preparation of financial statements in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of net revenue and expenses in the reporting period. We regularly evaluate our estimates and assumptions related to revenue recognition, allowances for doubtful accounts, warranty reserves, inventory reserves, stock-based compensation expense, definite-lived intangible asset and long-lived asset valuations, accounting for income taxes and deferred income tax asset valuation allowances, and other loss contingencies. We base our estimates and assumptions on current facts, historical experience and various other factors that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the recording of revenue, costs and expenses that are not readily apparent from other sources. The actual results experienced by us may differ materially and adversely from our estimates. To the extent there are material differences between our estimates and the actual results, our future results of operations will be affected. For a description of our critical accounting policies and estimates, please refer to the “Critical Accounting Policies and Estimates” section of our Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in our Annual Report on Form 10-K for the year ended December 31, 2013. There have been no material changes in any of our critical accounting policies and estimates during the six months ended June 30, 2014.

Results of Operations

Three and six months ended June 30, 2014, as compared to three and six months ended June 30, 2013

Net sales

Net sales were $6.3 million and $4.2 million for the three months ended June 30, 2014 and 2013, respectively, an increase of $2.1 million, or 50.0%. Net sales were $9.9 million and $6.0 million for the six months ended June 30, 2014 and 2013, respectively, an increase of $3.9 million, or 65.0%. The increase in net sales for the three and six months ended June 30, 2014 over the comparative periods was primarily due to an existing utility-scale solar project in New Jersey. Net sales recognized during the three and six months ended June 30, 2014 relate primarily to an existing utility-scale solar project in New Jersey in which the full proceeds of the solar project were collected at December 31, 2013.

Cost of goods sold

Cost of goods sold was $5.8 million (92.1% of net sales) and $3.3million (78.6% of net sales) for the three months ended June 30, 2014 and 2013, respectively, an increase of $2.5 million, or 75.8%. Cost of goods sold was $9.2 million (92.9% of net sales) and $4.6 million (76.7% of net sales) for the six months ended June 30, 2014 and 2013, respectively, an increase of $4.6 million, or 100.0%. Cost of goods sold as a percentage of sales for the three and six months ended June 30, 2014 as compared to the comparative periods was higher due to lower margins on the existing utility-scale solar project in New Jersey.

Gross margins were 7.9% and 21.4% for the three months ended June 30, 2014 and 2013, respectively. Gross margins were 7.1% and 23.3% for the six months ended June 30, 2014 and 2013, respectively. The decrease in gross margin for the three and six months ended June 30, 2014 over that of the comparative period was due to lower margins on the existing utility-scale solar project in New Jersey.

General and administrative expenses

General and administrative expenses were $1.1 million (15.9% of net sales) and $6.7 million (159.5% of net sales) for the three months ended June 30, 2014 and 2013, respectively, a decrease of $5.6 million, or 85.1%. General and administrative expenses were $2.1 million (20.2% of net sales) and $9.0 million (150.0% of net sales) for the six months ended June 30, 2014 and 2013, respectively, a decrease of $6.9 million, or 77.8%. The decrease in general and administrative expenses for the three months ended June 30, 2014 over the comparative period was primarily due to the reserve recorded against the Company’s accounts receivable of $2.7 million, general and administrative expenses related to SGT of $1.6 million, decrease in personnel-related costs of $0.7 million, and professional fees of $0.7 million. The decrease in general and administrative expenses for the six months ended June 30, 2014 over the comparative period was primarily due to the reserve recorded against the Company’s accounts receivable of $2.7 million, general and administrative expenses related to SGT of $2.4 million, decrease in personnel-related costs of $0.8 million, and professional fees of $1.1 million. Contributing to these decreases was the decrease in headcount and other cost reduction efforts. We expect that general and administrative expenses will increase in the near term as a result of the anticipated increase in our operations.

Sales, marketing and customer service expenses

Sales, marketing and customer service expenses were $0.04 million (0.6% of net sales) and $0.4million (9.5% of net sales) for the three months ended June 30, 2014 and 2013, respectively, a decrease of $0.4million, or 90.0%. Sales, marketing and customer service expenses were $0.4 million (4.0% of net sales) and $1.2 million (20.0% of net sales) for the six months ended June 30, 2014 and 2013, respectively, a decrease of $0.8 million, or 66.7%. The decrease in sales, marketing and customer service expense for the three and six months ended June 30, 2014 over the comparative periods was primarily due to cost reduction efforts, including reductions in headcount and consulting services. We expect that sales, marketing and customer service expenses will increase in the near term as a result of the anticipated increase in our operations.

Engineering, design and product management expenses

Engineering, design and product management expenses were zero and $0.3 million (7.1% of net sales) for the three months ended June 30, 3014 and 2013, respectively, a decrease of $0.3 million, or 100.0%. Engineering, design and product management expenses were zero and $0.8million (13.3% of net sales) for the six months ended June 30, 3014 and 2013, respectively, a decrease of $0.8million, or 100.0%. The decrease in engineering, design and product management costs for the three and six months ended June 30, 2014 over the comparative periods was primarily due to decreases in personnel-related costs related to cost reduction efforts.

Interest expense

Interest expense was $1.1million and $1.0 million, respectively, for the three months ended June 30, 2014 and 2013. Interest expense was $1.2 million and $2.0 million, respectively, for the six months ended June 30, 2014 and 2013. The increase in interest expense of $0.1million, or 10.0%, for the three months ended June 30, 2014 over the comparative period was due to increases in interest from amortization of the convertible bond’s discount. The decrease in interest expense of $0.8 million, or 40.0%, for the six months ended June 30, 2014 over the comparative period was due to the elimination of interest related to the Cathay bank loan, partially offset by increases in interest from amortization of the convertible bond’s discount.

Interest income

Interest income was $0.4 million and $0.9 million for the three months ended June 30, 2014 and 2013, respectively. Interest income was $0.8 million and $1.4 million for the six months ended June 30, 2014 and 2013, respectively. The decrease in interest income for the three and six months ended June 30, 2014 over the comparative periods was due to the transfer of one customer’s Note receivable to an investment in affiliate. We expect that we will continue to earn interest income at similar levels in the future until the notes are repaid by the customers. We do not expect to lend to new customers in the future, as such interest income is expected to fluctuate depending on the principal balance of the currently outstanding notes receivable.

Provision for (benefit from) income taxes

The Company had a provision for income taxes of zero and $0.1 million for the three and six months ended June 30, 2014 and 2013, respectively. Our effective income tax rate for the three and six months ended June 30, 2014 and 2013 was not material. For both 2014 and 2013, we expect to generate taxable income in certain jurisdictions while still experiencing an overall worldwide loss. The negative rate in 2014 and 2013 is a result of minimum tax liability due in certain loss generating jurisdictions that are unable to benefit from losses as a result of valuation allowance reserves.

Liquidity and Capital Resources

A summary of the sources and uses of cash and cash equivalents is as follows (in thousands):

	For the Six Months Ended June 30,
	2014	2013
Net cash used in operating activities	$(7,970)	$(13,272)
Net cash used in investing activities	(586)	(1,440)
Net cash provided by (used in) financing activities	13,490	(3,316)
Effect of exchange rate changes on cash	(111)	377
Net increase (decrease) in cash and cash equivalents	$4,823	$(17,651)

As of June 30, 2014 and December 31, 2013, we had $5.9 million and $1.0 million, respectively, in cash and cash equivalents.

Operating Activities – Net cash used in operating activities of $8.0 million for the six months ended June 30, 2014 included a net loss of $2.2 million offset in part by non-cash items included in net loss, consisting of depreciation and amortization of $0.5 million related to property and equipment, amortization of intangible assets of $0.3million, stock-based compensation expense of $0.4 million, offset by operating income from the solar system subject to financing obligation of $0.3 million. Also contributing to cash used in operating activities were increases in prepaid expenses and other assets of $0.3 million, increases in inventories of $0.2 million, decreases in accounts payable of $0.6 million, payments on related party accounts payable of $8.2 million and decreases in billings in excess of costs and estimated billings on uncompleted contracts of $0.9 million, offset by decreases in accounts receivable of $2.9 million.

Investing Activities – Net cash used in investing activities of $0.6 million for the six months ended June 30, 2014 resulted from the investment in an affiliate.

Financing Activities – Net cash provided by financing activities of $13.5million for the six months ended June 30, 2014 resulted from the issuance of common stock of $6.5 million, repayment of the Cathay Bank line of credit of $4.4 million, release of restricted cash of $0.2 million and the issuance of a convertible bond of $11.0 million.

Capital Resources and Material Known Facts on Liquidity

As of June 30, 2014, we had $5.9 million in cash and cash equivalents, $0.2 million of restricted cash held in our name in interest bearing accounts, $41.7 million in accounts and notes receivable of which $3.9 million is due from our parent, LDK.

As shown in the accompanying Condensed Consolidated Financial Statements, the Company incurred a net loss of $2.2 million during the six months ended June 30, 2014 and has an accumulated deficit of $58.2 million as of June 30, 2014. Working capital levels have improved from negative $36.6 million at December 31, 2013 to negative $26.9 million at June 30, 2014. In February 2014, the Company’s parent company, LDK Solar Co., Ltd. (“LDK”), which owns approximately 59.3% and 42.4% of the Company’s outstanding Common Stock as of June 30, 2014 and the date of this filing, respectively, announced that LDK filed an application for provisional liquidation in the Cayman Islands in connection with its plans to resolve its offshore liquidity issues. It is unknown at this time if LDK’s joint provisional liquidation will require or result in the Company disposing of assets in an orderly manner, in a liquidation scenario or at all. If the Company is required to dispose of assets to satisfy LDK’s creditors, it could result in the Company incurring losses.

The Company is experiencing the following risks and uncertainties in the business:

●

As of June 30, 2014 and December 31, 2013, the Company has accounts payable due to LDK of $38.7 million and $50.9 million. All of the accounts payable due to LDK are currently past due and payable to LDK. Although there are no formal agreements, prior to May 2014, LDK had verbally indicated that it would not demand payment until the receivable from the customer has been collected. During the three months ended June 30, 2014, the Company received $11.0 million from the issuance of a convertible bond to a private investor and $6.5 million for the sale of common stock to a private investor. LDK required $8.2 million of these cash proceeds to be used to pay down accounts payable due to LDK. In May 2014, the Company entered into a Settlement and Mutual Release Agreement with LDK under which LDK offered a waiver of $18.4 million of the Company’s payables to LDK. $4 million of such waiver was duly executed and the remaining potion is still subject to the consent of the Joint Provisional Liquidator of LDK. In light of LDK's recent filing for liquidation, it is unclear whether or not LDK will be able to continue to allow the Company to defer repayment of the remaining accounts payable to LDK. Should LDK change its position and demand payment for the remaining past due amount prior to collection of the related receivable from the customer, the Company does not have the ability to make the payment currently due without additional sources of financing or accelerating the collection of outstanding receivables. With LDK as a significant shareholder, the significant risks and uncertainties associated with their filing for liquidation by LDK could have a significant negative impact on the financial viability of Solar Power, Inc. as well as indicate an inability for LDK to support the Company's business.

●

China Development Bank (“CDB”) has provided financing for construction and project financing on certain development projects in the past. They have also executed non-binding term sheets for other projects, but there is no assurance that the projects in process will be funded. CDB has been financing the Company’s projects primarily as a result of the fact that the Company’s significant shareholder is LDK and CDB has a long-term relationship with LDK. Due to LDK’s financial difficulties, certain financing of the Company’s projects have been delayed. If CDB will no longer provide financing for the projects, the Company will need to seek construction financing from other sources. The company has completed projects in Greece with a customer that is requesting debt term financing from CDB. Because CDB has not yet provided the term financing, the Company will collect its outstanding receivables from the operation’s cash proceeds over an extended period of time of up to six years and has reflected the receivables as noncurrent on the balance sheet. However, the customer continues to have discussions with CDB and other commercial banks about financing, and if financing is obtained, collection of our receivables may be accelerated. The company has also completed an additional commercial scale project in New Jersey with KDC Solar, which is currently seeking debt term financing from CDB and other commercial banks. Because CDB has not yet provided the term financing, the Company will collect its outstanding notes receivables from the operation’s cash proceeds over an extended period of time of up to fifteen years and has reflected the receivables as noncurrent on the balance sheet. However, the customer continues to have discussions with CDB and other commercial banks about financing, and if financing is obtained, collection of our receivables may be accelerated.

●

A key term of existing project financing with CDB is that the Company must use solar panels manufactured by LDK. Currently, however, LDK has demanded payment in advance in order to procure their solar panels. If the Company is unable to make advance payments required, the Company has and will continue to need to request its customers to make the required cash payments for the LDK solar panels to be utilized in projects under development. The Company continues to maintain relationships with other solar panel manufacturers when circumstances call for an alternative to LDK’s line of solar panels

The significant risks and uncertainties described above have a significant negative impact on the financial viability of the Company and raise substantial doubt about the Company’s ability to continue as a going concern.

●

Management has made changes to the Company’s business model by managing cash flow through cost cutting measures, securing project financing before commencing further project development, and requesting that the Company’s customers make cash payments for solar panels for projects under development.

●

In the second quarter of 2014 and through July 2014, the Company raised $21.75 million through the issuance of common stock and convertible bonds. In July 2014, the Company entered into another private placement agreement to sell $25.0 million of common stock and pursuant to the agreement, the closing is expected to occur by the end of September 2014. Management may seek to obtain additional debt and equity financing in order meet its working capital needs.

There is no assurance that management’s plans to accelerate the collection of outstanding receivables or to obtain additional debt or equity financing will be successfully implemented, or implemented on terms favorable to the Company. As of June 30, 2014, the Company had $5.9 million in cash and cash equivalents. The Condensed Consolidated Financial Statements do not include any adjustments related to the recoverability and classification of recorded assets or the amounts and classification of liabilities or any other adjustments that might result from the outcome of this uncertainty.

Recent Accounting Pronouncements

See Note 4—Recently Issued Accounting Pronouncements, to our unaudited financial statements in Part I, Item 1 of this Quarterly Report for a description of recent accounting pronouncements, including the expected dates of adoption and estimated effects, if any, on our Condensed Consolidated Financial Statements.

Item 3.

Pursuant to Item 305(e) of Regulation S-K the Company, as a smaller reporting company, is not required to provide the information required by this item.

Item 4.

Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation and under the supervision of our principal executive officer and our principal financial officer, reviewed and evaluated the effectiveness of the design and operation of our disclosure controls and procedures, as of June 30, 2014 for the interim period covered by this report, as required by Securities Exchange Act Rule 13a-15, and concluded that our disclosure controls and procedures are not effective to ensure that information required to be disclosed in our reports filed with the Securities and Exchange Commission pursuant to the Securities Exchange Act of 1934 is accumulated and communicated to management timely, including our principal executive officer and principal financial officer. Based on such an evaluation, the Chief Executive Officer and the Chief Financial Officer concluded the Company’s disclosure controls and procedures were not effective as of the end of such period. In making this conclusion, the Company considered, among other factors, the previously identified material weaknesses as described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013 related to the application of generally accepted accounting principles to material complex and non-routine transactions as well as the lack of appropriate resources for appropriate segregation of duties.

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

On April 17, 2014, Cathay Bank filed a lawsuit against the Company in the Superior Court of San Francisco, Santa Clara County to recover $4,250,000 in principal plus $109,083.34 in accrued and unpaid interest from the Company under the terms of the Loan Agreement. On May 1, 2014, Cathay Bank sought a temporary restraining order (“TRO”) and appointment of a receiver on an ex parte basis, which request was denied in part and granted in part. The court granted a TRO over two particular accounts receivable, which together would be sufficient to cover the amount claimed by Cathay Bank. The TRO became effective upon Cathay Bank’s posting of a $15,000 bond, and remained in place until May 15, 2014. The court denied to impose a TRO over any other assets or to appoint a receiver. Cathay Bank also filed a motion for preliminary injunction, enjoining the Company’s use of certain assets and the appointment of a receiver over those assets, which the Bank requests remain in place for the duration of the lawsuit. On May 15, 2014, the Company and Cathay Bank agreed to a settlement in principal and the Company paid Cathay Bank a total of $4.4 million to satisfy all of the Company’s obligations owed to Cathay and Cathay is expected to dismiss the lawsuit filed against the Company.

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

Our ability to secure project financing for project development and may be adversely impacted by LDK Solar’s financial concerns.

As shown in the accompanying Condensed Consolidated Financial Statements, the Company incurred a net loss of $2.2 million during the six months ended June 30, 2014 and has an accumulated deficit of $58.2 million as of June 30, 2014. Working capital levels have improved from negative $36.6 million at December 31, 2013 to negative $26.9 million at June 30, 2014. In February 2014, the Company’s parent company, LDK Solar Co., Ltd. (“LDK”), which owns approximately 59.3% and 42.4% of the Company’s outstanding Common Stock as of June 30, 2014 and the date of this filing, respectively, announced that LDK filed an application for provisional liquidation in the Cayman Islands in connection with its plans to resolve its offshore liquidity issues. It is unknown at this time if LDK’s joint provisional liquidation will require or result in the Company disposing of assets in an orderly manner, in a liquidation scenario or at all. If the Company is required to dispose of assets to satisfy LDK’s creditors, it could result in the Company incurring losses.

The Company is experiencing the following risks and uncertainties in the business:

●

As of June 30, 2014 and December 31, 2013, the Company has accounts payable due to LDK of $38.7 million and $50.9 million. All of the accounts payable due to LDK are currently past due and payable to LDK. Although there are no formal agreements, prior to May 2014, LDK had verbally indicated that it would not demand payment until the receivable from the customer has been collected. During the three months ended June 30, 2014, the Company received $11.0 million from the issuance of a convertible bond to a private investor and $6.5 million for the sale of common stock to a private investor. LDK required $8.2 million of these cash proceeds to be used to pay down accounts payable due to LDK. In May 2014, the Company entered into a Settlement and Mutual Release Agreement with LDK under which LDK offered a waiver of $18.4 million of the Company’s payables to LDK. $4 million of such waiver was duly executed and the remaining potion is still subject to the consent of the Joint Provisional Liquidator of LDK. In light of LDK's recent filing for liquidation, it is unclear whether or not LDK will be able to continue to allow the Company to defer repayment of the remaining accounts payable to LDK. Should LDK change its position and demand payment for the remaining past due amount prior to collection of the related receivable from the customer, the Company does not have the ability to make the payment currently due without additional sources of financing or accelerating the collection of outstanding receivables. With LDK as a significant shareholder, the significant risks and uncertainties associated with their filing for liquidation by LDK could have a significant negative impact on the financial viability of Solar Power, Inc. as well as indicate an inability for LDK to support the Company's business.

●

China Development Bank (“CDB”) has provided financing for construction and project financing on certain development projects in the past. They have also executed non-binding term sheets for other projects, but there is no assurance that the projects in process will be funded. CDB has been financing the Company’s projects primarily as a result of the fact that the Company’s significant shareholder is LDK and CDB has a long-term relationship with LDK. Due to LDK’s financial difficulties, certain financing of the Company’s projects have been delayed. If CDB will no longer provide financing for the projects, the Company will need to seek construction financing from other sources. The company has completed projects in Greece with a customer that is requesting debt term financing from CDB. Because CDB has not yet provided the term financing, the Company will collect its outstanding receivables from the operation’s cash proceeds over an extended period of time of up to six years and has reflected the receivables as noncurrent on the balance sheet. However, the customer continues to have discussions with CDB and other commercial banks about financing, and if financing is obtained, collection of our receivables may be accelerated. The company has also completed an additional commercial scale project in New Jersey with KDC Solar, which is currently seeking debt term financing from CDB and other commercial banks. Because CDB has not yet provided the term financing, the Company will collect its outstanding notes receivables from the operation’s cash proceeds over an extended period of time of up to fifteen years and has reflected the receivables as noncurrent on the balance sheet. However, the customer continues to have discussions with CDB and other commercial banks about financing, and if financing is obtained, collection of our receivables may be accelerated.

●

A key term of existing project financing with CDB is that the Company must use solar panels manufactured by LDK. Currently, however, LDK has demanded payment in advance in order to procure their solar panels. If the Company is unable to make advance payments required, the Company has and will continue to need to request its customers to make the required cash payments for the LDK solar panels to be utilized in projects under development. The Company continues to maintain relationships with other solar panel manufacturers when circumstances call for an alternative to LDK’s line of solar panels

The significant risks and uncertainties described above have a significant negative impact on the financial viability of the Company and raise substantial doubt about the Company’s ability to continue as a going concern.

●

Management has made changes to the Company’s business model by managing cash flow through cost cutting measures, securing project financing before commencing further project development, and requesting that the Company’s customers make cash payments for solar panels for projects under development.

●

In the second quarter of 2014 and through July 2014, the Company raised $21.75 million through the issuance of common stock and convertible bonds. In July 2014, the Company entered into another private placement agreement to sell $25.0 million of common stock and pursuant to the agreement, the closing is expected to occur by the end of September 2014. Management may seek to obtain additional debt and equity financing in order meet its working capital needs.

There is no assurance that management’s plans to accelerate the collection of outstanding receivables or to obtain additional debt or equity financing will be successfully implemented, or implemented on terms favorable to the Company. As of June 30, 2014, the Company had $5.9 million in cash and cash equivalents. The Condensed Consolidated Financial Statements do not include any adjustments related to the recoverability and classification of recorded assets or the amounts and classification of liabilities or any other adjustments that might result from the outcome of this uncertainty.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

3.1	Amended and Restated Articles of Incorporation (1)

3.2	Amendment of Amended and Restated Articles of Solar Power, Inc. (2)

3.3	Bylaws (3)

10.1	First Amended and Restated Exchange Agreement dated April 17, 2014 (4)

10.2	Third Amended and Restated Operating Agreement for KDC Solar Mountain Creek Parent LLC dated April 17, 2014 (4)

10.3	Equity Cash Flow Letter (4)

10.4	Purchase Agreement dated April 30, 2014 (5)

10.5	Amendment to Purchase Agreement dated June 3, 2014 (6)

10.6	Settlement Agreement dated June 27, 2014

10.7	Settlement and Mutual Release dated May 1, 2014

31.1	Certification of the Principal Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.

31.2	Certification of the Principal Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.

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
(3) (4) (5) (6)

Incorporated by reference to Form 8-K filed with the SEC on February 20, 2007.

Incorporated by reference to Form 8-K filed with the SEC on April 23, 2014.

Incorporated by reference to Form 8-K filed with the SEC on May 6, 2014.

Incorporated by reference to Form 8-K filed with the SEC on June 9, 2014.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report on Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized.

SOLAR POWER, INC.

Date: August 19, 2014	/s/ Roger Yu
Roger Yu,
Interim Chief Financial Officer (Principal Accounting Officer and Principal Financial Officer)