Form 10-Q
period 2014-09-30
Solar Power, Inc.
filed 2014-11-13
CIK 1210618

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

  FORM 10-Q

☒	Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2014

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

The number of outstanding shares of the registrant’s common stock as of November 13, 2014 was 541,112,502.

PART I

FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS

SOLAR POWER, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except for share data)

(unaudited)

	September 30,	December 31,
	2014	2013
ASSETS
Current assets:
Cash and cash equivalents	$12,789	$1,031
Accounts receivable, net of allowance for doubtful accounts of $5,887 and $5,887	7,020	6,260
Accounts receivable, related party	3,662	3,905
Notes receivable	-	8,450
Costs and estimated earnings in excess of billings on uncompleted contracts	22,705	-
Inventories, net	2,719	23
Prepaid expenses and other current assets	2,191	4,458
Total current assets	51,086	24,127
Intangible assets	703	1,132
Construction in progress	27,306	-
Restricted cash	160	400
Accounts receivable, noncurrent	9,194	12,349
Notes receivable, noncurrent	13,416	13,668
Investment in affiliate	-	7,536
Property, plant and equipment at cost, net	10,991	11,752
Total assets	$112,856	$70,964
LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$11,859	$3,919
Accounts payable, related party	34,372	50,907
Derivative liability	673	-
Line of credit	-	4,250
Income taxes payable	911	-
Accrued liabilities	813	741
Billings in excess of costs and estimated earnings on uncompleted contracts	-	862
Total current liabilities	48,628	60,679
Financing and capital lease obligations	10,970	11,730
Other liabilities	1,584	1,422
Total liabilities	61,182	73,831
Commitments and contingencies	-	-
Stockholders’ equity (deficit):
Preferred stock, par $0.0001, 20,000,000 shares authorized; none issued and outstanding	-	-
Common stock, par $0.0001, 1,000,000,000 and 250,000,000 shares authorized; 429,771,956 and 198,214,456 shares issued and outstanding, respectively	43	20
Additional paid in capital	117,917	53,376
Accumulated other comprehensive loss	(335)	(189)
Accumulated deficit	(65,951)	(56,074)
Total stockholders’ equity (deficit)	51,674	(2,867)
Total liabilities and stockholders’ equity (deficit)	$112,856	$70,964

     The accompanying notes are an integral part of these condensed consolidated financial statements.

SOLAR POWER, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except for per share data)

(unaudited)

	For the Nine Months Ended
	September 30,

	2014	2013

Net sales	$36,593	$27,254
Cost of goods sold	30,393	26,717
Gross profit	6,200	537
Operating expenses:
General and administrative	4,190	11,619
Sales, marketing and customer service	1,025	1,554
Engineering, design and product management	-	1,136
Total operating expenses	5,215	14,309
Operating income (loss)	985	(13,772)
Other (expense) income:
Interest expense	(2,090)	(3,098)
Interest income	967	2,723
Loss on extinguishment of convertible bonds	(8,907)	-
Change in market value of derivative liability	310	-
Other (expense) income, net	(197)	578
Total other (expense) income, net	(9,917)	203
Loss before income taxes	(8,932)	(13,569)
Provision (benefit) for income taxes	945	(12)
Net loss	$(9,877)	$(13,557)
Net loss per common share:
Basic and Diluted	$(0.04)	$(0.07)
Weighted average number of common shares used in computing per share amounts:
Basic and Diluted	246,240,974	198,214,456

The accompanying notes are an integral part of these condensed consolidated financial statements.

SOLAR POWER, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except for per share data)

(unaudited)

	For the Three Months Ended
	September 30,

	2014	2013

Net sales	$26,651	$21,289
Cost of goods sold	21,209	22,151
Gross profit (loss)	5,442	(862)
Operating expenses:
General and administrative	2,112	2,668
Sales, marketing and customer service	668	376
Engineering, design and product management	-	379
Total operating expenses	2,780	3,423
Operating income (loss)	2,662	(4,285)
Other (expense) income:
Interest expense	(897)	(1,085)
Interest income	197	1,333
Loss on extinguishment of convertible bonds	(8,907)	-
Change in market value of derivative liability	310	-
Other (expense) income, net	(127)	331
Total other (expense) income, net	(9,424)	579
Loss before income taxes	(6,762)	(3,706)
Provision (benefit) for income taxes	945	(123)
Net loss	$(7,707)	$(3,583)
Net loss per common share:
Basic and Diluted	$(0.02)	$(0.02)
Weighted average number of common shares used in computing per share amounts:
Basic and Diluted	337,671,188	198,214,456

 The accompanying notes are an integral part of these condensed consolidated financial statements.

SOLAR POWER, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(In thousands)

(unaudited)

	For the Nine Months Ended September 30,
	2014	2013
Net loss	$(9,877)	$(13,557)
Other comprehensive loss:
Foreign currency translation adjustment	(146)	(121)
Net change in accumulated other comprehensive loss	(146)	(121)
Comprehensive loss	$(10,023)	$(13,678)

	For the Three Months Ended September 30,
	2014	2013
Net loss	$(7,707)	$(3,583)
Other comprehensive loss:
Foreign currency translation adjustment	2	(15)
Net change in accumulated other comprehensive loss	2	(15)
Comprehensive loss	$(7,705)	$(3,598)

The accompanying notes are an integral part of these condensed consolidated financial statements

SOLAR POWER, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(unaudited)

	For the Nine Months Ended September 30,
	2014	2013
Net cash from operating activities:
Net loss	$(9,877)	$(13,557)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	781	846
Amortization	429	428
Stock-based compensation expense	208	158
Loss on extinguishment of convertible bonds	8,907	-
Non-cash interest expense	1,406	-
Change in fair value of derivative liability	(310)	-
Bad debt expense	-	5,145
Loss on sales of fixed assets	-	7
Changes in deferred taxes	-	(173)
Provision for losses on contracts	-	85
Operating income from solar system subject to financing obligation	(760)	(1,059)
Other non-cash activity	14	(11)
Changes in operating assets and liabilities:
Accounts receivable	2,395	9,401
Accounts receivable, related party	-	3,945
Notes receivable	-	(29,347)
Costs and estimated earnings in excess of billing on uncompleted contracts	(22,705)	8,990
Construction in progress	(4,163)	15,993
Inventories	(2,696)	405
Prepaid expenses and other assets	479	(1,150)
Accounts payable	7,440	(3,970)
Accounts payable, related party	(12,537)	(346)
Income taxes payable	911	72
Billings in excess of costs and estimated earnings on uncompleted contracts	(862)	(4,111)
Billings in excess of costs and estimated earnings on uncompleted contracts, related party	-	(49)
Accrued liabilities and other liabilities	220	(2,344)
Net cash from operating activities	(30,720)	(10,642)
Net cash from investing activities:
Proceeds from repayment on notes receivable	252	275
Investment in affiliate	(586)	-
Issuance of notes receivable	-	(1,320)
Proceeds from disposal or sale of fixed assets	6	13
Acquisitions of property, plant and equipment, net	(26)	(195)
Net cash from investing activities	(354)	(1,227)
Net cash from financing activities:
Proceeds from issuance of common stock	35,745	-
(Payments on) proceeds from line of credit and loans payable	(4,250)	2,666
Decrease in restricted cash	240	20
Issuance of convertible bond	11,000	-
Payments on loans payable and capital lease obligations	-	(7,538)
Net cash from financing activities	42,735	(4,852)
Effect of exchange rate changes on cash	97	(198)
Increase (decrease) in cash and cash equivalents	11,758	(16,919)
Cash and cash equivalents at beginning of period	1,031	17,823
Cash and cash equivalents at end of period	$12,789	$904

Supplemental cash flow information:
Cash paid for interest	$191	$1,420
Cash paid for income taxes	$-	$165
Non-cash activities:
Debt forgiveness from related party	$3,998	$2,602
Exchange of notes receivable for notes receivable, related party	$8,450	-
Contribution of other assets to investment in affiliate	$790	-
Exchange of notes receivable, related party and other assets to acquire construction in progress assets	$9,448	-
Exchange of investments in affiliates to acquire construction in progress assets	$8,912	-
Common stock issued to acquire construction in progress assets	$3,300	-
Derivative liability issued to acquire construction in progress assets	$983	-
Common stock issued in exchange for convertible bond extinguishment	$11,000	-

acompanying notes are an integral part of these condensed consolidated financial statements.

SOLAR POWER, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

1. Description of Business and Basis of Presentation

Description of Business

Solar Power, Inc. and its subsidiaries (collectively the “Company”) consist of the combination of the legacy reporting entity Solar Power, Inc. and Solar Green Technology S.p.A. (“SGT”) and their respective subsidiaries. The Company’s subsidiaries are located in the United States, Italy, China, Hong Kong and Japan. Refer to Note 5—Acquisition of Solar Green Technology, and Note 6—Deconsolidation of Solar Green Technology, for further details of the accounting impact of the SGT acquisition and deconsolidation.

The Company is a global solar energy facility (“SEF”) developer offering its own brand of high-quality, low-cost distributed generation and utility-scale SEF development services. The Company primarily partners with developers around the world as co-developer and provides engineering, procurement and construction (“EPC”) services.

Basis of Presentation

The accompanying Condensed Consolidated Financial Statements are unaudited and have been prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”) for interim financial information. They should be read in conjunction with the financial statements and related notes to the financial statements of Solar Power, Inc. for the years ended December 31, 2013 appearing in Solar Power, Inc.’s Form 10-K filed with the Securities and Exchange Commission (“SEC”) on April 15, 2014. The Company’s September 30, 2014 and 2013 unaudited interim Condensed Consolidated Financial Statements on Form 10-Q have been prepared pursuant to the rules and regulations of the SEC for smaller reporting companies and include the accounts of Solar Power, Inc. and its subsidiaries.

Preparation of these financial statements requires management to make certain judgments, estimates and assumptions. These may affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements. They also may affect the reported amounts of revenues and expenses during the reporting period. Key estimates used in the preparation of our financial statements include: contract percentage-of-completion and cost estimates, construction in progress, allowance for doubtful accounts, stock-based compensation, derivative liability, warranty reserve, deferred taxes, valuation of inventory, and valuation of other intangible assets. Actual results could differ from those estimates upon subsequent resolution of identified matters.

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

2. Going Concern Considerations and Management’s Plan

As shown in the accompanying Condensed Consolidated Financial Statements, the Company incurred a net loss of $9.9 million during the nine months ended September 30, 2014 and has an accumulated deficit of $65.9 million as of September 30, 2014. Working capital levels have improved from negative $36.6 million on December 31, 2013 to positive $2.5 million at September 30, 2014. In February 2014, the Company’s largest shareholder, LDK Solar Co., Ltd. (“LDK”), which owns approximately 30.2% of the Company’s outstanding Common Stock as of the date of this filing, announced that LDK filed an application for provisional liquidation in the Grand Court of the Cayman Islands (“Cayman Court”) in connection with its plans to resolve its offshore liquidity issues. On February 27, 2014, the Cayman Court issued an order placing LDK into provisional liquidation and appointing joint provisional liquidators for the purpose of arriving at an agreeable scheme of arrangements for LDK’s creditors. In October 2014, LDK filed a petition in the United States Bankruptcy Court for the District of Delaware (“Delaware Bankruptcy Court”) for recognition of the provisional liquidation proceeding in Cayman Court as a foreign main proceeding under Chapter 15 of the United States Bankruptcy Code, and three U.S. subsidiaries of LDK, LDK Solar Systems, Inc., LDK Solar USA, Inc. and LDK Solar Tech USA, Inc., filed voluntary petitions to reorganize under Chapter 11 of the United States Bankruptcy Code in the same court. In October 2014, creditors affirmatively voted for the scheme of arrangements of LDK and its subsidiaries in the Cayman Islands and Hong Kong.  On November 7, 2014, the Cayman Court sanctioned the scheme of arrangements of LDK and its subsidiaries relating to LDK’s assets in the Cayman Islands. However, the scheme of arrangements relating to LDK’s assets in Hong Kong is subject to the sanction by courts in Hong Kong of competent jurisdiction and confirmation of Delaware Bankruptcy Court as well as the satisfaction of other conditions as to the effectiveness of such sanction and confirmation. It is unknown at this time if LDK’s provisional liquidation will require or result in the Company disposing of assets to repay payables due to LDK, including waived payables. If the Company is required to dispose of assets to repay LDK’s creditors, the Company may incur additional losses.

The Company is experiencing the following risks and uncertainties in the business:

●

As of September 30, 2014 and December 31, 2013, the Company has accounts payable due to LDK of $34.4 million and $50.9 million. All of the accounts payable due to LDK are currently past due and payable to LDK. Although there are no formal agreements, prior to May 2014, LDK had verbally indicated that it would not demand payment until the receivables from the Company’s customers have been substantially collected. During the nine months ended September 30, 2014, the Company received $11.0 million from the issuance of convertible bonds and $35.75 million for the sale of common stock in private placements. $12.5 million of these cash proceeds were used to repay accounts payable due to LDK from the Company. In May 2014, the Company entered into a Settlement and Mutual Release Agreement with LDK under which LDK waived $18.4 million of the Company’s payables to LDK, $4 million of which was waived by a People’s Republic of China (“PRC”) subsidiary of LDK and the remaining portion of which was proposed to be waived by LDK and is currently subject to the approval of the Joint Provisional Liquidator of LDK in the Cayman Islands. In light of LDK's filings for liquidation and its U.S. subsidiaries’ filings for reorganization, it is unclear whether LDK will be able to continue to allow the Company to defer repayment of the outstanding accounts payable to LDK, or whether its liquidator or bankruptcy administrator will bring a clawback action against the receivables due from the Company and waived by LDK. Should LDK change its position and demand payment for the remaining past due amount prior to collection of the receivables from our customers, or should LDK’s provisional liquidators or bankruptcy administrator decide to bring clawback action to recover the receivables waived by LDK, the Company does not have the ability to make the payment currently due without additional financing. With LDK as our largest shareholder, the significant risks and uncertainties associated with its filings for liquidation and its U.S. subsidiaries’ filings for reorganization could have a significant negative impact on the financial viability of Solar Power, Inc. as well as indicate an inability for LDK to support the Company's business.

The significant risks and uncertainties described above have a significant negative impact on the financial viability of the Company and raise substantial doubt about the Company’s ability to continue as a going concern.

●

Management has made changes to the Company’s cash management through cost cutting measures, securing full project financing for each stage of project development, and requesting cash payments for projects under development. Management believes the Company is no longer dependent upon financing from China Development Bank to complete project development.

●

In the nine months ended September 30, 2014, the Company raised $46.7 million through the issuance of its common stock and convertible bonds. Additionally, October 7, 2014, the Company entered into two purchase agreements, whereby the Company agreed to issue 21,739,500 shares and 10,000,000 shares, respectively, of its Common Stock to two non-U.S. investors in a private placement, for an aggregate price of $43,800,510. The proceeds from this private placement are for general corporate purpose. Management may continue to seek additional debt and equity financing in order to meet its working capital needs.

There is no assurance that management’s plans to accelerate the collection of outstanding receivables or to obtain additional debt or equity financing will be successfully implemented, or implemented on terms favorable to the Company. As of September 30, 2014, the Company had $12.8 million in cash and cash equivalents. The Condensed Consolidated Financial Statements do not include any adjustments related to the recoverability and classification of recorded assets or the amounts and classification of liabilities or any other adjustments that might result from the outcome of this uncertainty.

3. Summary of Significant Accounting Policies

These Condensed Consolidated Financial Statements and accompanying notes should be read in conjunction with the Company’s annual consolidated financial statements and notes thereto contained in the Annual Report on Form 10-K for the year ended December 31, 2013 filed with SEC on April 15, 2014. There have been no significant changes in the Company’s significant accounting policies for the nine months ended September 30, 2014, as compared to the significant accounting policies described in the Annual Report on Form 10-K for the year ended December 31, 2013.

4. Recently Issued Accounting Pronouncements

In April 2013, the Financial Accounting Standards Board, or the FASB, issued Accounting Standards Updates (“ASU”) 2013-07, Liquidation Basis of Accounting, which requires an entity to use the liquidation basis of accounting to present its financial statements when it determines that liquidation is imminent, unless the liquidation is the same as that under the plan specified in an entity’s governing documents created at its inception. Liquidation is imminent when the likelihood is remote that the entity will return from liquidation and either (a) a plan for liquidation is approved by the person or persons with the authority to make such a plan effective and the likelihood is remote that the execution of the plan will be blocked by other parties or (b) a plan for liquidation is being imposed by other forces (for example, involuntary bankruptcy). Entities should apply the requirements prospectively from the day that liquidation becomes imminent. The Company adopted these changes on January 1, 2014.The adoption of these changes had no impact to the Condensed Consolidated Financial Statements. The guidance will need to be considered if there are changes to the risks and uncertainties described in Note 2—Going Concern Considerations and Management’s Plan.

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

In April 2014, the FASB issued ASU 2014-08, Presentation of Financial Statements and Property, Plant, and Equipment, which requires only disposals representing a strategic shift in operations to be presented as discontinued operations. Those strategic shifts should have a major effect on the entity’s operation and financial results. Examples include a disposal of a major geographic area, a major line of business, or a major equity method investment. In addition, the new guidance requires expanded disclosures about discontinued operations. These changes will become effective for the Company on January 1, 2015. Management does not expect the adoption of these changes to have a material impact on the Consolidated Financial Statements.

In May 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers”. The issuance of these documents completes the joint effort by the FASB and the International Accounting Standards Board (IASB) to improve financial reporting by creating common revenue recognition guidance for U.S. GAAP and International Financial Reporting Standards, or IFRS. This ASU affects any entity that either enters into contracts with customers to transfer goods or services or enters into contracts for the transfer of nonfinancial assets unless those contracts are within the scope of other standards. This ASU will supersede the revenue recognition requirements in Topic 605, Revenue Recognition, and most industry-specific guidance. The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. To achieve that core principle, an entity should apply the following steps: identify the contract with a customer, identify the performance obligations in the contract, determine the transaction price, allocate the transaction price to the performance obligations in the contract and recognize revenue when the entity satisfies a performance obligation. For a public entity, the amendments in this ASU are effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period. Early application is not permitted. The Company is currently evaluating the impact of adopting this standard on its future consolidated financial statements.

In August 2014, the FASB issued ASU No. 2014-15, “Presentation of Financial Statements—Going Concern”, which requires changes to the disclosure of uncertainties about an entity’s ability to continue as a going concern. Under U.S. GAAP, continuation of a reporting entity as a going concern is presumed as the basis for preparing financial statements unless and until the entity’s liquidation becomes imminent. Even if an entity’s liquidation is not imminent, there may be conditions or events that raise substantial doubt about the entity’s ability to continue as a going concern. Because there is no guidance in U.S. GAAP about management’s responsibility to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern or to provide related note disclosures, there is diversity in practice whether, when, and how an entity discloses the relevant conditions and events in its financial statements. As a result, these changes require an entity’s management to evaluate whether there are conditions or events, considered in the aggregate, that raise substantial doubt about the entity’s ability to continue as a going concern within one year after the date that financial statements are issued. Substantial doubt is defined as an indication that it is probable that an entity will be unable to meet its obligations as they become due within one year after the date that financial statements are issued. If management has concluded that substantial doubt exists, then the following disclosures should be made in the financial statements: (i) principal conditions or events that raised the substantial doubt, (ii) management’s evaluation of the significance of those conditions or events in relation to the entity’s ability to meet its obligations, (iii) management’s plans that alleviated the initial substantial doubt or, if substantial doubt was not alleviated, management’s plans that are intended to at least mitigate the conditions or events that raise substantial doubt, and (iv) if the latter in (iii) is disclosed, an explicit statement that there is substantial doubt about the entity’s ability to continue as a going concern. These changes become effective for the Company for the 2016 annual period. Management does not expect the adoption of these changes to have a material impact on the Consolidated Financial Statements.

5. Acquisition of Solar Green Technology S.p.A (“SGT”)

On June 27, 2012, Solar Power, Inc. entered into an Acquisition and Stock Purchase Agreement dated as of June 25, 2012 (the “SGT Agreement”) with the shareholders of SGT, an Italian-based limited liability company. Under the SGT Agreement, Solar Power, Inc. acquired 100% of the issued and outstanding shares of SGT from SGT shareholders in exchange for euro 5.0 million (approximately $6.3 million) payable in cash and common stock of the Company (the “Purchase Price”). The shareholders of SGT consisted of LDK Solar Europe Holding S.A (“LDK Europe”) and the two founders of SGT. LDK Europe, through its 70% ownership of the outstanding common stock of SGT, controlled SGT prior to the close of the transaction. LDK Europe is a wholly owned subsidiary of LDK, which owned approximately 71% of the issued and outstanding common stock of the Company prior to and immediately after the acquisition of SGT. As part of the consideration for the shares of SGT, the Company issued 9,771,223 shares of its Common Stock to LDK Europe and 1,814,655 shares of its Common Stock to each of the two founders of SGT in July 2012. In addition, the Company agreed to pay each of the two founders euro 100,000 in cash, which were made in July 2012. The amount of shares of the Company’s Common Stock that were issued under the SGT Agreement were determined by dividing the amount of the euro 4.8 million purchase price payable in the Company’s Common Stock by the 90-day volume-weighted average trading price of shares of the Company’s Common Stock prior to June 11, 2012.

Because SGT and Solar Power, Inc. were under the common control of LDK as of June 27, 2012, the date of closing of the acquisition, the acquisition was treated as a transaction between entities under common control. In accordance with ASC Topic 805, Business Combinations, these financial statements reflect the consolidation of Solar Power, Inc. and SGT’s financial statements for all periods presented under which both entities were under the common control of LDK. The predecessor entity was determined to be SGT due to the fact that SGT was the first entity controlled by LDK, as LDK obtained a controlling interest in SGT on July 10, 2009 and obtained a controlling interest in Solar Power, Inc. on March 31, 2011. As such, the Company recognized the assets and liabilities of SGT (the accounting receiving entity) at their historical carrying values in accordance with U.S. GAAP and recast the assets and liabilities of the legacy Solar Power, Inc. entity (the transferring entity) to reflect carrying value of LDK, which were stepped up to fair value on March 31, 2011 upon LDK obtaining a controlling interest in Solar Power, Inc. Refer to Note 10—Intangible Assets, for details of the balances carried by LDK now reflected in the Consolidated Financial Statements.

6. Deconsolidation of SGT

In November 2013, the board of directors of SGT approved a voluntary plan for liquidation. On December 30, 2013, the board of directors of SGT appointed a liquidator. Under Italian regulations, the liquidation process was administered by the liquidator and the Company did not have the ability to exercise influence over SGT. As a result of these actions, the Company deconsolidated SGT on December 30, 2013 when the Company ceased to have a controlling financial interest in SGT. The fair value of the Company’s retained investment in SGT was zero as of September 30, 2014 and December 31, 2013.

7. Accounts and Notes Receivable

In 2013, the Company recognized $13.9 million of revenue under the completed-contract method and recorded a receivable of $8.8 million (originally denominated in euros) related to the sale of projects in Greece. As the customer that purchased the projects did not receive term financing from China Development Bank, the receivable is currently being collected over a six year agreed-upon payment schedule, plus variable interest. The difference of $5.1 million between revenue recognized and account receivable balance relates to prior payments received from the customer, which had been recorded as a customer deposit within accrued liabilities. As of September 30, 2014 and December 31, 2013, due to the extended collection period, $1.8 million and $2.2 million, of the accounts receivable, respectively, were recorded as current accounts receivable and $4.9 million and $6.6 million, respectively, were recorded as noncurrent accounts receivable. In the second quarter of 2013, the Company reclassified $5.9 million of existing accounts receivables from another unrelated customer to noncurrent based on the expected collection period which is anticipated to exceed one year. As of September 30, 2014 and December 31, 2013, $1.6 million and $2.0 million, respectively, were recorded as current accounts receivable and $4.3 million and $5.8 million, respectively, were recorded in noncurrent accounts receivable from this second customer.

During 2013 the Company issued a note receivable to KDC Solar (“KDC”) for one of KDC’s completed projects with a 15 year payment terms which began on the project’s commercial operations date in April 2013. The note bears interest of LIBOR plus 460bps. If KDC obtains term debt financing for this project, the collection of the note receivable may be accelerated. As of September 30, 2014 and December 31, 2013 the balances recorded on noncurrent notes receivable related to KDC were $13.4 million and $13.7 million, respectively.

8. Construction in Progress and Investment in Affiliates

Mountain Creek Project

In April 2012, the Company entered into an EPC agreement with KDC to construct a 5.4 MW photovoltaic solar electricity project located in Mountain Creek, New Jersey (the “Mountain Creek Project”). In December 2013, the Company entered into an exchange and release agreement with KDC and agreed to exchange a $15.0 million note receivable due to the Company from KDC under the EPC agreement for construction of the Mountain Creek Project in exchange for a 64.5% limited ownership interest in KDC Solar Mountain Creek Parent LLC (the “LLC”). The LLC holds all of the assets of the Mountain Creek Project. KDC was the managing member and held a 35.5% managing member interest in the LLC as of December 31, 2013. The construction of the Mountain Creek Project was approximately 25% complete as of June 30, 2014 and December 31, 2013. The LLC needed to obtain $10.0 million of additional financing to continue construction of the Mountain Creek Project as of June 30, 2014 and December 31, 2013.

In December 2013 when the Company received the 64.5% ownership interest in the LLC and as of December 31, 2013, the Company determined the LLC was not a variable interest entity (“VIE”) because (1) the amount of equity in the LLC was sufficient for the LLC to finance its activities without additional subordinated financial support; (2) the equity interest holders, as a group, did not lack the characteristics of a controlling financial interest in the LLC as the equity interest holders possessed all voting rights and controlled the LLC; (3) the LLC was not structured with non-substantive voting rights as the voting rights of the equity interest holders correspond to their respective obligation to absorb the entity’s expected losses and receive its expected residual returns.

In April, 2014, the Company entered into a first amendment and restated exchange and release agreement with KDC to reduce its limited ownership in the LLC from 64.5% to 20.0%, with KDC’s ownership interest in the LLC increasing from 35.5% to 80.0%. In consideration for KDC’s increase in ownership interest in the LLC, KDC agreed to pay the Company 55.62% of all cash distributions received by KDC from its 80.0% managing member interest in the LLC. The Company continued to determine that the LLC was not a VIE after the change of its equity interest in the LLC.

As the LLC was not a VIE, the Company utilized the voting model to evaluate consolidation considerations. As of June 30, 2014 and December 31, 2013, KDC had the power to control and manage the business and affairs of the LLC and was the only member that had the authority to bind the LLC. As of June 30, 2014 and December 31, 2013, the Company held protective rights with respect to approving (1) a sale or transfer of the Mountain Creek Project; (2) the acquisition of real estate not related to the Mountain Creek Project; (3) a merger of the LLC with another entity; (4) the alteration of the primary purpose of the LLC; and (5) the addition of new members. As of June 30, 2014 and December 31, 2013, the Company did not have the substantive ability or rights to dissolve (liquidate) the LLC or otherwise remove the managing member. As a result, the Company did not have a controlling financial interest in the LLC as of June 30, 2014 or December 31, 2013. The Company accounted for its investment in the LLC using the equity method of accounting as of June 30, 2014 and December 31, 2013. As of December 31, 2013 the Company determined that the fair value of its investment in the LLC was $7.5 million based on the discounted future cash flows of the LLC and recorded a $7.5 million impairment charge in the Consolidated Statement of Operations during the year ended December 31, 2013. The Company’s $7.5 million interest in the LLC was recorded as an investment in affiliate as of June 30, 2014 and December 31, 2013. There were no earnings or losses of the LLC included in the Company’s Consolidated Statement of Operations during the nine months ended September 30, 2014.

On July 29, 2014 (“Acquisition Date”), the Company and KDC entered into an agreement whereby KDC withdrew as a member of the LLC with no payment of consideration by the Company. As the Company acquired a 100% managing member interest on the Acquisition Date, the Company evaluated whether the transaction resulted in a business combination or an asset acquisition. As of the Acquisition Date, the LLC’s total assets and liabilities only included land rights, a partially constructed solar facility and nominal liabilities. Additionally, at the Acquisition Date, the LLC had not entered into any power generation contracts with any utilities companies. Accordingly, at the time of acquisition, the inputs (completed solar power plant itself) and outputs (generation of power) did not exist. As a result, the Company concluded that the acquisition of a 100% managing member interest in the LLC did not meet the definition of a business as the primary inputs (the solar plant, which had yet to be constructed) were not available on the Acquisition Date. The Company accounted for the transaction as an asset acquisition. The net assets acquired were recognized at the Company’s $7.5 million cost. The Company performed an impairment analysis at the Acquisition Date and determined there was no impairment. The $7.5 million is recorded in construction in progress at September 30, 2014. Construction of the Mountain Creek Project was approximately 29% complete as of September 30, 2014.

Solar Hub Utilities, LLC and Calwaii, LLC

On April 27, 2012, the Company made a secured loan of $1.0 million to Solar Hub Utilities, LLC (“Solar Hub”), to be used by Solar Hub for pre-development costs, and the Company recorded the amount as notes receivable. On June 8, 2012, the Company agreed to advance Solar Hub up to $9.0 million under a new $9.0 million secured promissory note, secured by the project assets, which refinanced the original $1.0 million advance and bore a 6% annual interest rate. Repayment in full of all outstanding amounts was due on December 31, 2012 but, in March 2013, was extended to a new maturity date of July 1, 2014 and the interest was changed to 10% per annum. As of December 31, 2013, the outstanding balance of the note receivable from Solar Hub was $8.45 million.

In May 2014, the Company entered into an agreement with Solar Hub and Hawaiian Power, LLC ("HPL") pursuant to which the Company and HPL formed Calwaii Power Holdings, LLC ("Calwaii"). The Company and HPL each received a 50% membership interest in Calwaii.

In May, 2014, Solar Hub entered into an agreement with Calwaii pursuant to which Solar Hub transferred to Calwaii its payment obligations under the notes payable due to the Company and HPL, respectively, as well as its ownership in all of its solar projects.

When the Company received a 50% membership interest in Calwaii in May 2014 and as of June 30, 2014, Calwaii did not have enough equity at risk to finance its activities without additional subordinated financial support and the Company determined this joint venture was a VIE. Because all rights and obligations are equally absorbed by both parties to Calwaii, the Company determined that it was not the primary beneficiary of Calwaii and, therefore, accounted for this entity under the equity method as of June 30, 2014. As of June 30, 2014, under the equity method, the Company’s $1.4 million investment was recorded as an investment in the member units of the investee at cost. This variable interest in Calwaii was classified in the Company’s balance sheet as an investment in affiliate as of June 30, 2014. The Company provided financial support through capital contributions to Calwaii of $0.6 million during the six months ended June 30, 2014. The VIE was financed through loans and capital contributions from the Company and HPL as of June 30, 2014.

On September 15, 2014, the Company entered into a purchase agreement with HPL to purchase HPL’s 50% membership interest in Calwaii, and an 89% general partnership interest in Solar Hub in exchange for a consideration of $4.80 million consisting of $0.5 million cash, $3.30 million worth of the Company’s Common Stock, and contingent consideration valued at $1.0 million and accounted for as a derivative liability. Refer to Note 14— Fair Value Measurements and Other Financial Instruments for additional details of the derivative liability. As a result of the transaction in May 2014 in which Solar Hub transferred all of its payment obligations and ownership in all of its solar projects to Calwaii, Solar Hub did not hold any assets or liabilities as of September 15, 2014, date of the aforementioned acquisition or as of September 30, 2014. As the Company acquired a 100% managing member interest in Calwaii on September 15, 2014, the Company evaluated whether the transaction resulted in a business combination or an asset acquisition. As of September 15, 2014, Calwaii’s total assets and liabilities only included land rights and pre-contract costs related to the solar projects. Additionally, Calwaii had not entered into any power generation contracts with any utilities companies. Accordingly, at the time of the aforementioned acquisition, the inputs (completed solar power plants themselves) and outputs (generation of power) did not exist. As a result, the Company concluded that the acquisition of a 100% managing member interest in Calwaii did not meet the definition of a business as the primary inputs (the solar plants, which had yet to be constructed) were not available on September 15, 2014. The Company accounted for the transaction as an asset acquisition. The net assets acquired were recognized at the Company’s $15.65 million cost to acquire the net assets. The cost to acquire the net assets included the Company’s $9.45 million of note receivable, including accrued interest, from Calwaii, the Company’s $1.4 million worth of previously held equity interest in Calwaii, and the Company’s $4.80 million of consideration transferred to HPL on September 15, 2014. The Company performed an impairment analysis on September 15, 2014 and determined there was no impairment. The $15.65 million net assets acquired were recorded as construction in progress at September 30, 2014.

9. Property, Plant and Equipment

Property, plant and equipment consisted of the following (in thousands):

	September 30, 2014	December 31, 2013
PV solar systems	$14,852	$14,852
Plant and machinery	33	33
Furniture, fixtures and equipment	295	269
Computers and software	1,147	1,153
Leashold improvements	4	4
	16,331	16,311
Less: accumulated depreciation	(5,340)	(4,559)
	$10,991	$11,752

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

Depreciation expense was $0.8 million for the nine months ended September 30, 2014 and 2013, and $0.3 million for the three months ended September 30, 2014 and 2013.

10. Intangible Assets

Intangible assets consisted of the following (in thousands):

	Estimated Useful Life (in months)	Gross	Accumulated Amortization	Net
As of September 30, 2014
Patent	57	$2,700	$(1,997)	$703
		$2,700	$(1,997)	$703

As of December 31, 2013
Patent	57	$2,700	$(1,568)	$1,132
		$2,700	$(1,568)	$1,132

As of September 30, 2014, the future amortization expense related to intangible assets is as follows (in thousands):

Amount
Year
2014	141
2015	562
$703

11. Stock-based Compensation

The Company measures stock-based compensation expense for all stock-based compensation awards based on the grant-date fair value and recognizes the cost in the financial statements over the employee requisite service period.

The following table summarizes the consolidated stock-based compensation expense, by type of awards for the periods as follow (in thousands):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2014	2013	2014	2013
Employee stock options	$(169)	$51	$208	$158
Total stock-based compensation expense	$(169)	$51	$208	$158

The following table summarizes the consolidated stock-based compensation by line item for the periods as follow (in thousands):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2014	2013	2014	2013
General and administrative	$(169)	51	$206	$146
Sales, marketing and customer service	—	—	2	11
Engineering, design and product management	—	—	—	1
Total stock-based compensation expense	$(169)	$51	$208	$158

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

Assumptions used in the determination of the fair value of share-based payment awards using the Black-Scholes model for stock option grants during the three and nine months ended September 30, 2014 and 2013 were as follows:

	For the Three Months September 30,		For the Nine Months Ended September 30,
	2014	2013	2014	2013
Expected term	4	3.75	4	3.75
Risk-free interest rate	1.25%	1.62%	1.25%	1.62%
Volatility	126%	106%	95%	106%
Dividend yield	—	—	—	—

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

The Company currently has time-based options outstanding. The time-based options generally vest 25% annually and expire three to five years from the date of grant. The restricted shares were fully vested as of December 31, 2012. The total number of shares reserved and available for grant and issuance pursuant to this Plan is equal to nine percent (9%) of the number of outstanding shares of the Company. And not more than 2,000,000 shares of stock shall be granted in the form of incentive stock options. Shares issued under the Plan will be drawn from authorized and unissued shares or shares now held or subsequently acquired by the Company. Outstanding shares of the Company shall, for purposes of such calculation, include the number of shares of stock into which other securities or instruments issued by the Company are currently convertible (e.g. convertible preferred stock, convertible debentures, or warrants for common stock), but not outstanding options to acquire stock. At September 30, 2014 there were 19,121,644shares available for grant under the plan (9% of the outstanding shares of 429,907,156 plus outstanding warrants of 300,000 less options outstanding and exercises since inception).The Company had 300,000 warrants outstanding at September 30, 2014 and December 31, 2013. The Company had 1,325,868 shares of restricted stock outstanding at September 30, 2014 and December 31, 2013. The Company had no warrant or restricted stock activities for the nine month periods ended September 30, 2014 and 2013.

The following table summarizes the Company’s stock option activities for the nine month periods ended September 30, 2014 and 2013:

	2014		2013
	Shares	Weighted- Average Exercise Price Per Share	Shares	Weighted- Average Exercise Price Per Share
Outstanding as of January 1,	7,114,250	$0.20	5,836,500	$0.45
Granted	—	—	—	—
Exercised	—	—	—	—
Forfeited	(559,250)	0.29	(1,251,000)	0.43
Outstanding as of March 31,	6,555,000	$0.19	4,585,500	$0.46
Granted	10,650,000	0.31	—	—
Exercised	—	—	—	—
Forfeited	(357,500)	0.29	(1,255,250)	0.57
Outstanding as of June 30,	16,847,500	$0.27	3.330,250	$0.41
Granted	7,120,000	0.73	4,000,000	$0.05
Exercised	(345,000)	0.46	—	—
Forfeited	(3,763,500)	0.12	(836,000)	0.57
Outstanding as of September 30,	19,859,000	$0.46	6,494,250	0.21

12. Line of Credit

On December 26, 2011, the Company entered into a Business Loan Agreement with Cathay Bank (“Cathay”) whereby Cathay agreed to extend the Company a line of credit of the lesser of $9.0 million or 70% of the aggregate amount in certain accounts receivable, which would mature December 31, 2012. LDK agreed to guarantee the full amount of the loan under a Commercial Guaranty by and between LDK and Cathay dated December 26, 2011. The loan was past due and on April 17, 2014, Cathay Bank filed a lawsuit against the Company to recover the $4.25 in principal plus $0.1 million in accrued and unpaid interest from the Company under the terms of the Business Loan Agreement. On May 15, 2014, the Company and Cathay Bank agreed to a settlement in principal and the Company paid Cathay Bank a total of $4.4 million to satisfy all of the Company’s obligations owed to Cathay and Cathay withdrew the complaint filed against the Company.

13. Commitments and Contingencies

Commitments

Restricted cash — as of September 30, 2014 and December 31, 2013, the Company had restricted bank deposits of $0.16 million and $0.4 million, respectively. The restricted bank deposits consist of a reserve pursuant to our guarantees of Solar Tax Partners 1, LLC (“STP”) with the bank providing the debt financing on the Aerojet 1 solar generating facility (see below for additional details related to the Aerojet 1 development project).

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

The Company has recorded on its Consolidated Balance Sheet the guarantees of $0.1 million as of September 30, 2014 and December 31, 2013, which approximates their fair value. These amounts, less related amortization, are included in accrued liabilities. These guarantees for the Aerojet 1 project are accounted for separately from the financing obligation related to the Aerojet 1 project because they are with different counterparties.

Financing Obligation —the guarantees associated with Aerojet 1 constitute a continuing involvement in the project. While the Company maintains its continuing involvement, it will apply the financing method and, therefore, has recorded and classified the proceeds received of $11.0 million and $11.7 million from the project in long-term liabilities within financing and capital lease obligations, net of current portion, at September 30, 2014 and December 31, 2013, respectively, in the Consolidated Balance Sheets.

Performance Guaranty — on December 18, 2009, the Company entered into a 10-year energy output guaranty related to the photovoltaic system installed for STP at the Aerojet 1 facility in Rancho Cordova, CA. The guaranty provided for compensation to STP’s system lessee for shortfalls in production related to the design and operation of the system, but excluding shortfalls outside the Company’s control such as government regulation. The Company believes that the probability of shortfalls is unlikely and if they should occur they would be covered under the provisions of its current panel and equipment warranty provisions. For the nine months ended September 30, 2014 and 2013, there were no charges against the Company’s reserves related to this performance guaranty.

Product Warranties —Solar Power, Inc. offers the industry standard of 25 years for our solar modules and industry standard five years on inverter and balance of system components. Due to the warranty period, Solar Power, Inc. bears the risk of extensive warranty claims long after the Company has shipped product and recognized revenue. In our cable, wire and mechanical assemblies business, historically our warranty claims have not been material. In our solar photovoltaic business, our greatest warranty exposure is in the form of product replacement. Until the third quarter of 2007, Solar Power, Inc. purchased its solar panels from third-party suppliers and since the third-party warranties are consistent with industry standards the Company considered its financial exposure to warranty claims immaterial. Certain photovoltaic construction contracts entered into during the year ended December 31, 2007 included provisions under which Solar Power, Inc. agreed to provide warranties to the buyer, and during the quarter ended September 30, 2007 and continuing through the fourth quarter of 2010, Solar Power, Inc. installed its own manufactured solar panels. As a result, the Company recorded the provision for the estimated warranty exposure on these contracts within cost of sales. Since Solar Power, Inc. does not have sufficient historical data to estimate its exposure, it has looked to its own historical data in combination with historical data reported by other solar system installers and manufacturers. The Company now only installs panels manufactured by unrelated third parties and LDK. The Company provides the manufacturer’s pass through warranty, and reserves for unreimbursed costs, such as labor, material and transportation costs to replace panels and balance of system components provided by third-party manufacturers. The current portion is presented in accrued liabilities and the non-current portion is presented in the noncurrent account other liabilities on the Consolidated Balance Sheets.

The accrual for warranty claims consisted of the following (in thousands):

	2014	2013
Beginning balance - January 1,	$1,537	$1,537
Provision charged to warranty expense	119	-
Less: warranty claims	(119)	-
Ending balance - September 30,	1,537	1,537
Current portion of warranty liability	200	200
Non-current portion of warranty liability	$1,337	$1,337

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

On July 26, 2013, the Company filed a complaint against Seashore Solar, Inc. and Seashore Solar Development, LLC (collectively “Seashore”) and KDC Solar RTC, LLC (“KDC RTC”) in the Superior Court of New Jersey, Chancery Division, Somerset County, under Docket No. SOM-C-12042-13. This lawsuit relates to a solar power project in Egg Harbor Township, New Jersey (the “project”). The Company sold solar panels to Seashore for use in the Project. The unpaid portion of the purchase price for the panels is approximately $2,800,000. The Company also entered into an EPC agreement with Seashore with regard to the Project. Seashore sold the Project to KDC RTC and is no longer in a position to satisfy its obligations under the EPC agreement. On May 15, 2014, the Company entered into a settlement agreement with Seashore and Seashore agreed to pay the Company $750,000 before November 30, 2014 and return certain solar panels to the Company. The accounts receivable from Seashore is fully reserved as of September 30, 2014 and December 31, 2013.

In November 2013, the board of directors of SGT approved a voluntary plan for liquidation. On December 30, 2013, the board of directors of SGT appointed a liquidator. Under Italian regulations, the liquidation process is controlled and carried out by the liquidator and the Company has no ability to exercise influence over SGT. SGT currently has insufficient funds to fund the SGT liquidation process. Under the plan of liquidation the Company is obligated to fund 600,000 Euros as of December 31, 2013 of which LDK is responsible for 100,000 Euros. In the event SGT does not receive additional funds needed to proceed with the liquidation, SGT will likely be forced to file for bankruptcy protection. The Company accrued a liability for 500,000 Euros for the unpaid portion of its obligation to fund SGT’s liquidation as of September 30, 2014 and December 31, 2013.

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

14. Fair Value Measurements and Other Financial Instruments

The fair value of a financial instrument is the amount at which the instrument could be exchanged in an orderly transaction between market participants for the purpose of selling the asset or transferring the liability. The Company uses fair value measurements based on quoted prices (unadjusted) for identical assets or liabilities in active markets that the Company can access as of the measurement date (Level 1); significant other observable inputs other than Level 1 prices such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data (Level 2), or significant unobservable inputs reflecting the Company’s own assumptions about what basis market participants would use in pricing an asset or liability (Level 3), depending on the nature of the item being valued.

As discussed in Note 8— Construction in Progress and Investment in Affiliates, the Company issued contingent consideration as part of a transaction to acquire assets from HPL in September 2014. The Company issued the third party $3.30 million to be paid with shares of the Company’s Common Stock at a price per share equal to $1.10 or 3,000,000 shares of Common Stock, subject to an adjustment which indicates that if the dollar volume-weighted average price (“VWAP”) for the Company’s Common Stock is less than $1.00 per share for the five trading days prior to March 30, 2015, then the Company shall issue HPL additional shares of Common Stock so that the total number of shares issued by the Company under the agreement multiplied by the five day VWAP will have a value of at least $3.0 million on March 30, 2015. The contingent consideration meets the definition of a derivative and the Company has recorded the fair value of such derivative as a derivative liability in the Consolidated Balance Sheet as of September 30, 2014 and since the derivative was not designed as a hedge, the change in fair value was recorded in the Consolidated Statement of Operations for the corresponding reporting period.

In arriving at fair-value estimates, the Company utilizes the most observable inputs available for the valuation technique employed. If a fair-value measurement reflects inputs at multiple levels within the fair value hierarchy, the fair-value measurement is characterized based upon the lowest level of significant input.

The Company did not have any derivatives valued using Level 1 and Level 2 inputs as of September 30, 2014 and December 31, 2013. The fair values and corresponding classifications under the appropriate levels of the fair value hierarchy of the outstanding derivative liability recorded as recurring liabilities in the Consolidated Balance Sheet consisted of the following (in thousands):

	Level	September 30, 2014	December 31, 2013
Derivative liability:	3	$673	$-

The following table presents quantitative information for Level 3 measurements (in thousands):

	Fair value at September 30, 2014	Valuation technique	Unobservable input
Liabilities:
Derivative liability	$673	Black-Scholes option pricing model	Prevailing interest rates, Company’s stock price volatility, term, dividends

There have been no transfers between Level 1, Level 2, or Level 3 categories.

Financial instruments classified as Level 3 in the fair value hierarchy represents the derivative liability in which management has used at least one significant unobservable input in the valuation model. The following table represents a reconciliation of activity for the derivative liability in order to arrive at the current derivative liability recorded at fair value as of September 30, 2014 (in thousands):

Derivative Liability
Opening balance – December 31, 2013	$-
Purchases, sales, issuances, and settlements	983
Transfers into and (or) out of Level 3	-
Change in fair value	(310)
Closing balance – September 30, 2014	$673

There were no assets or liabilities measured on a non-recurring basis as of September 30, 2014 and December 31, 2013.

Other Financial Instruments

The carrying values and fair values of the Company’s other financial instruments were as follows (in thousands):

	September 30, 2014		December 31, 2013
	Carrying value	Fair value	Carrying value	Fair value
Cash and cash equivalents	$12,789	$12,789	$1,031	$1,031
Notes receivable, current	$-	$-	$8,450	$8,450
Notes receivable, noncurrent	$13,416	$13,416	$13,668	$13,668
Line of credit	$-	$-	$4,250	$4,250

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

The effective income tax rates of the Company were (14.0)% and 3.3% for the three months ended September 30, 2014 and 2013, respectively, and (10.6)% and 0.1% for the nine months ended September 30, 2014 and 2013, respectively. For both 2014 and 2013, the Company expects to generate taxable income in certain jurisdictions while still experiencing an overall worldwide loss. The negative rate in 2013 is a result of minimum tax liability due in certain loss generating jurisdictions that are unable to benefit from losses as a result of valuation allowance reserves. The Company recorded a provision for income taxes of $0.9 million during the nine months ended September 30, 2014.

The Company and its subsidiaries did not have any unrecognized tax benefits or liabilities as of September 30, 2014 and December 31, 2013. The Company does not anticipate that its unrecognized tax benefits or liability position will change significantly over the next twelve months.

16. Related Party Transactions

As of September 30, 2014 and December 31, 2013, accounts receivable from LDK was $3.7 million and $3.9 million, respectively, primarily related to the receivables from solar development projects with and inventory sales to LDK in prior years.

As of September 30, 2014 and December 31, 2013, the Company had accounts payable to LDK of $34.4 and $50.9 million, respectively, primarily related to purchases of solar panels for solar development projects from prior years. During the nine months ended September 30, 2014, the Company utilized $12.5 million of cash to repay accounts payable due to LDK from the Company. Refer to Note 2—Going Concern Considerations and Management’s Plan, for further discussion related to the accounts payables with LDK. The Company and LDK have agreed to the right of setoff for all intercompany receivables and payables.

Additionally, in May 2014, the Company entered into a Settlement and Mutual Release Agreement with LDK under which LDK waived $18.4 million of the Company’s payables to LDK, $4.0 million of which was waived by a PRC subsidiary of LDK and the remaining portion of which was proposed to be waived by LDK and is currently subject to the approval of the Joint Provisional Liquidator of LDK in the Cayman Islands The $4.0 million forgiveness of payables to LDK was recorded in additional paid in capital in the Company’s Consolidated Balance Sheet during the nine months ended September 30, 2014. In October 2014, LDK filed a petition in the United States Bankruptcy Court for the District of Delaware for recognition of the provisional liquidation proceeding in the Grand Court of the Cayman Islands as a foreign main proceeding under Chapter 15 of the United States Bankruptcy Code, and three U.S. subsidiaries of LDK, LDK Solar Systems, Inc., LDK Solar USA, Inc. and LDK Solar Tech USA, Inc., filed voluntary petitions to reorganize under Chapter 11 of the United States Bankruptcy Code in the same court. It is unclear whether LDK’s liquidator or bankruptcy administrator would bring a clawback action to recover the receivable waived by LDK.

In May, 2014, Solar Hub entered into an agreement with Calwaii pursuant to which Solar Hub transferred to Calwaii its payment obligations under the notes payable due to the Company and HPL, respectively, as well as its ownership in all of its solar projects.

In the second quarter of 2013, LDK forgave $2.6 million of indebtedness to provide an injection of capital to SGT to keep their shareholder equity from going negative.

17. Stockholders’ Equity

In the second quarter of 2014, the Company amended its articles of incorporation to increase the authorized shares of Common Stock from 250,000,000 shares to 1,000,000,000 shares.

In May 2014, the Company issued 40,625,000 shares of Common Stock at $0.16 per share and received $6.5 million from a non-U.S. investor pursuant to a private placement agreement.

In July 2014, the Company issued 26,562,500 shares of Common Stock at $0.16 per share and received $4.3 million from a non-U.S. investor pursuant to a private placement agreement.

In July 2014, the Company signed an agreement with a convertible bond holder and canceled and terminated the $11.0 million convertible bond. In exchange of the cancellation and termination of the convertible bond, the Company agreed to issue the convertible bond holder, 68,750,000 shares of common stock of the Company at $0.16 per share, the original conversion price of the Convertible Bond.

In August and September 2014, the Company issued 92,620,000 shares of Common Stock at $0.27 per share and received $25.0 million from a non-U.S. investor pursuant to a private placement agreement.

In September, the Company issued 3,000,000 shares of common stock at $1.10 per share to HPL as a portion of the Company’s consideration for the acquisition of the Solar Hub project assets. Refer to Note 8—Construction in Progress.

18. Loss on Extinguishment of Convertible Bond

On June 3, 2014 the Company entered into an agreement with a non-U.S. investor and issued an $11 million convertible bond, bearing no interest. The convertible bond may be partially (at a minimum of $500,000 or multiples thereof) or wholly converted into shares of the Company’s common stock at $0.16 per share conversion price at any time at the option of the investor after six months from the issuance date or at any time after the issuance date at the option of the investor if the Company issues shares of common stock amounting to more than 10% of the Company’s common stock outstanding or declares a cash dividend. The convertible bond was due and payable on April 29, 2015. If the convertible bond had not been converted according to the terms noted above or earlier accelerated by the events of default on or before April 15, 2015, the Company had the unilateral right to extend the maturity date of the convertible bond to April 29, 2017. The convertible bond included a $10.3 million beneficial conversion feature which was recognized separately at issuance by allocating the intrinsic value to additional paid-in-capital, resulting in a discount on the convertible bond. This discount will be amortized into interest expense using the effective interest method from the issuance over the convertible bond’s April 29, 2015 maturity date.

In July 2014, the Company signed an agreement with the convertible bond holder and canceled and terminated the $11.0 million convertible bond. In exchange of the cancellation and termination of the convertible bond, the Company agreed to issue the convertible bond holder, 68,750,000 shares of common stock of the Company at $0.16 per share, the original conversion price of the convertible bond. As a result of these transactions, the Company recorded non-cash interest expense of $1.4 million and a non-cash loss of $8.9 million on extinguishment in the Consolidated Statement of Operations during the nine months ended September 30, 2014. The convertible bond issuance, convertible bond extinguishment and related common stock issuance resulted in a net $0.6 million increase to the Company’s stockholders’ equity during the nine months ended September 30, 2014.

19. Subsequent Events

On September 9, 2014, the Company and its wholly owned subsidiary, SPI China (HK) Limited, entered into a Share Sale and Purchase Agreement with Sinsin Europe Solar Asset Limited Partnership and Sinsin Solar Capital Limited Partnership to purchase all of their outstanding capital stock of Sinsin Renewable Investment Limited, a limited liability company registered in Malta (“Sinsin”). Sinsin is engaged in the development, acquisition, management, and/or operation of energy solutions, projects, plants, factories, warehouses, stores, and facilities dedicated to the production of alternative energy sources and the facilitation of the distribution, supply and sale of such alternative energy power, through a 26.57MW photovoltaic plant in Greece. The total purchase price for all of the outstanding capital of Sinsin to be paid by the Company will be $91,780,000. The transaction has not been closed as of date of this quarterly report on Form 10-Q.

On September 22, 2014, the Company entered into two purchase agreements, whereby the Company agreed to issue 41,240,000 shares of its Common Stock to non-U.S. investors in a private placement, for an aggregate price of $48,250,800. The proceeds from this private placement were intended for general corporate purpose. The transaction was closed subsequent to September 30, 2014 and prior to date of this quarters report on Form 10-Q.

On October 7, 2014, the Company entered into two purchase agreements, pursuant to which the Company proposed to issue 21,739,500 shares and 10,000,000 shares, respectively, of its Common Stock to two non-U.S. investors in a private placement, for an aggregate price of $43,800,510. The proceeds from this private placement will be for general corporate purpose. The transactions have been closed prior to date of this quarterly report on Form 10-Q.

On October 22, 2014, the Company’s subsidiary in the PRC, SPI Solar Power Suzhou Co., Ltd. (“SPI Meitai Suzhou”) entered into a series of agreements, whereby the Company agreed to acquire the equity interest in three project companies owned by GD Solar Co., Ltd., a company incorporated under the laws of the PRC, for an aggregate price of $156.1 million, $16.3 million and $83.7 million, respectively. Part of the consideration is proposed to be paid with the Company’s shares of Common Stock, the number of which is to be determined by five-day average trading price of the Company’s ordinary shares immediately prior to closing of each relevant agreement. The transactions have not been closed as of date of this quarterly report on Form 10-Q.

On October 22, 2014, SPI Meitai Suzhou entered into two purchase framework agreements, whereby the Company agreed to acquire the 100% equity interest in a PRC company which has a pipeline of projects and certain project companies owned by this PRC company, for an aggregate purchase price of $16.3 million to be settled with the Company’s shares of Common Stock, 49% of which is proposed to be determined based on the closing trading price of the Company’s ordinary shares on October 22, 2014 and the remaining 51% of which is proposed to be determined by five-day average trading price of the Company’s ordinary shares immediately prior to closing of the acquisition, and an advance payment of $22.8 million, respectively.  The transactions have not been closed as of date of this quarterly report on Form 10-Q.

On October 28, 2014, the Company’s other wholly owned subsidiary in the PRC, Xinwei Solar Power Engineering (Suzhou) Co., Ltd. (“Xinwei Solar”) entered into a framework agreement, whereby Xinwei Solar agreed to acquire 100% equity interest in a PRC roofing solutions company, for an aggregate purchase price estimated at $53.7 million and to be determined upon closing of the acquisition, with such purchase price to be settled with shares of the Company’s Common Stock valued at $2.38 per share. The transaction has not been closed as of date of this quarterly report on Form 10-Q.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Special Note Regarding Forward Looking Statements

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

Use of Terms

The following discussion is presented on a consolidated basis, and analyzes our financial condition and results of operations for the three and nine months ended September 30, 2014 and 2013. Unless the context indicates or suggests otherwise, reference to “we”, “our”, “us” and the “Company” in this section refers to the consolidated operations of Solar Power, Inc. and its subsidiaries, as defined in Note 1—Description of Business and Basis of Presentation to the Condensed Consolidated Financial Statements.

Overview

Solar Power, Inc. and its subsidiaries (collectively the “Company”), a California corporation, is a global solar energy facility (“SEF”) developer offering high-quality, low-cost distributed generation and utility-scale SEF development services. Primarily, we partner with developers around the world who hold large portfolios of SEF projects for whom we serve as co-developer and engineering, procurement and construction (“EPC”) contractor. In addition to developing SEFs using products manufactured by LDK Solar Co., Ltd. (“LDK”), we also sell solar modules and balance of system components manufactured by third party vendors to other integrators in the U.S., Asian, and European markets. Currently, we offer our development services globally through our subsidiaries and partners located in the United States, Europe, China, Hong Kong and Japan.

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

In December 2006, we became a public company through a reverse merger with Solar Power, Inc., a Nevada corporation (formerly Welund Fund, Inc.). On March 31, 2011, LDK obtained a controlling interest in Solar Power, Inc. by making a significant investment that provided working capital and broader relationships that allowed us to more aggressively pursue commercial and utility projects globally in 2011. In recent years, LDK’s modules have been used in the majority of the systems we produce; however, we maintain relationships with other module manufacturers when circumstances call for an alternative to LDK’s line of modules. See Item 1---Note 16—Related Party Transactions to the Notes to the Condensed Consolidated Financial Statements for further discussion related to the accounts payables with LDK.

In June 2012, we acquired Solar Green Technology S.p.A. (“SGT”), a SEF developer headquartered in Milan, Italy, from LDK Solar Europe Holding S.A (“LDK Europe”) and the two founders of SGT. Because LDK Europe is a wholly owned subsidiary of LDK, the acquisition was treated as a transaction between entities under common control. In accordance with ASC Topic 805, Business Combinations, these financial statements reflect the combination of Solar Power, Inc., and SGT’s financial statements for all periods presented under which both entities were under the common control of LDK. LDK obtained a controlling interest in SGT on July 20, 2009. LDK obtained a controlling interest in Solar Power, Inc. on March 31, 2011. As such, the Company recognized the assets and liabilities of SGT (the accounting receiving entity) at their historical carrying values in accordance with U.S. GAAP and has recast the assets and liabilities of the legacy Solar Power, Inc. entity (the transferring entity) to reflect carrying value of LDK, which were stepped up to fair value on March 31, 2011 upon LDK obtaining a controlling interested in Solar Power, Inc. In November 2013, the board of directors of SGT approved a voluntary plan for liquidation. On December 30, 2013, the board of directors of SGT appointed a liquidator. Under Italian regulations, the liquidation process is controlled and carried out by the liquidator and the Company has no ability to exercise influence over SGT. As a result of these actions, the Company deconsolidated SGT on December 30, 2013 when the Company ceased to have a controlling financial interest in SGT. SGT currently has insufficient funds to fund the SGT liquidation process. In the event SGT does not receive additional funds needed to proceed with the liquidation, SGT will likely be forced to file for bankruptcy protection.

As shown in the accompanying Condensed Consolidated Financial Statements, the Company incurred a net loss of $9.9 million during the nine months ended September 30, 2014 and has an accumulated deficit of $65.9 million as of September 30, 2014. Working capital levels have improved from negative $36.6 million on December 31, 2013 to positive $2.5 million at September 30, 2014. In February 2014, the Company’s largest shareholder, LDK Solar Co., Ltd. (“LDK”), which owns approximately 30.2% of the Company’s outstanding Common Stock as of the date of this filing, announced that LDK filed an application for provisional liquidation in the Grand Court of the Cayman Islands (“Cayman Court”) in connection with its plans to resolve its offshore liquidity issues. On February 27, 2014, the Cayman Court issued an order placing LDK into provisional liquidation and appointing joint provisional liquidators for the purpose of arriving at an agreeable scheme of arrangements for LDK’s creditors.  In October 2014, LDK filed a petition in the United States Bankruptcy Court for the District of Delaware (“Delaware Bankruptcy Court”) for recognition of the provisional liquidation proceeding in the Grand Court of the Cayman Islands as a foreign main proceeding under Chapter 15 of the United States Bankruptcy Code, and three U.S. subsidiaries of LDK, LDK Solar Systems, Inc., LDK Solar USA, Inc. and LDK Solar Tech USA, Inc., filed voluntary petitions to reorganize under Chapter 11 of the United States Bankruptcy Code in the same court. In October 2014, creditors affirmatively voted for the scheme of arrangements of LDK and its subsidiaries in the Cayman Islands and Hong Kong.  On November 7, 2014, the Cayman Court sanctioned the scheme of arrangements of LDK and its subsidiaries relating to LDK’s assets in the Cayman Islands. However, the scheme of arrangements relating to LDK’s assets in Hong Kong is subject to the sanction by courts in Hong Kong of competent jurisdiction and confirmation of Delaware Bankruptcy Court as well as the satisfaction of other conditions as to the effectiveness of such sanction and confirmation. It is uncertain on the date of this report whether LDK’s provisional liquidation in the Cayman Islands and related proceedings in Hong Kong, as well as the Chapter 15 and Chapter 11 proceedings in the United States, will require or result in the Company disposing of its assets to repay payables due to LDK, including waived payables. If the Company is required to dispose of its assets to repay payables due to LDK by LKD’s joint provisional liquidators or bankruptcy administrator, the Company may incur additional losses. For additional information please refer to Item 1---Note 2—Going Concern Considerations and Management’s Plan.

Critical Accounting Policies and Estimates

The preparation of financial statements in accordance with U.S. GAAP requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of net revenue and expenses in the reporting period. We regularly evaluate our estimates and assumptions related to revenue recognition, allowances for doubtful accounts, warranty reserves, inventory reserves, stock-based compensation expense, derivative liabilities, definite-lived intangible asset and long-lived asset valuations, accounting for income taxes and deferred income tax asset valuation allowances, and other loss contingencies. We base our estimates and assumptions on current facts, historical experience and various other factors that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the recording of revenue, costs and expenses that are not readily apparent from other sources. The actual results experienced by us may differ materially and adversely from our estimates. To the extent there are material differences between our estimates and the actual results, our future results of operations will be affected. For a description of our critical accounting policies and estimates, please refer to the “Critical Accounting Policies and Estimates” section of our Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in our Annual Report on Form 10-K for the year ended December 31, 2013. There have been no material changes in any of our critical accounting policies and estimates during the nine months ended September 30, 2014.

Results of Operations

Three and nine months ended September 30, 2014, as compared to three and nine months ended September 30, 2013

Net sales

Net sales were $26.7 million and $21.3 million for the three months ended September 30, 2014 and 2013, respectively, reflecting an increase of $5.4 million, or 25.4%. Net sales were $36.6 million and $27.3 million for the nine months ended September 30, 2014 and 2013, respectively, reflecting an increase of $8.6 million, or 34.1%. The increase in net sales for the three and nine months ended September 30, 2014 compared to the corresponding periods in 2013 was primarily due to our successful debut in the China market and the revenue generated from China operations. Our net sales primarily consist of the revenue generated from ramped-up utility-scale solar projects in Hawaii and sales to two customers in China, Zhongzhiguoxiang New Energy Power Investment Development Co., Ltd. and Xingxia Hengji Weiye Photovoltic Power Co., Ltd.

Cost of goods sold

Cost of goods sold was $21.2 million (79.4% of net sales) and $22.2 million (104.2% of net sales) for the three months ended September 30, 2014 and 2013, respectively, reflecting a decrease of $1.0 million, or 4.5%. Cost of goods sold was $30.4 million (83.1% of net sales) and $26.7 million (97.8% of net sales) for the nine months ended September 30, 2014 and 2013, respectively, reflecting an increase of $3.7 million, or 13.9%. Cost of goods sold for the three months ended September 2014 includes costs of goods sold to Zhongzhiguoxiang of $14.5 million, which constituted a majority of the increase in total cost of goods sold from the nine months ended September 30, 2013 to the corresponding period in 2014.

Gross margins were 20.4% and negative 4.0% for the three months ended September 30, 2014 and 2013, respectively. Gross margins were 16.9% and 2.0% for the nine months ended September 30, 2014 and 2013, respectively. The increase in gross margin for the three and nine months ended September 30, 2014 over that of the corresponding periods in 2013 was due to higher margins of the existing utility-scale solar project in China and Hawaii.

General and administrative expenses

General and administrative expenses were $2.1 million (7.9% of net sales) and $2.7 million (12.5% of net sales) for the three months ended September 30, 2014 and 2013, respectively, reflecting a decrease of $0.6 million, or 22.2%. General and administrative expenses were $4.2 million (11.5% of net sales) and $11.6 million (42.6% of net sales) for the nine months ended September 30, 2014 and 2013, respectively, reflecting a decrease of $7.4 million, or 63.8%. The decrease in general and administrative expenses for the three months ended September 30, 2014 over the corresponding period in 2013 was primarily due to the reserve recorded against the Company’s receivable of $1.1 million during the three months ended September 30, 2013 whereas no such reserve was recorded in the three months ended September 30, 2014. The decrease in general and administrative expenses for the nine months ended September 30, 2014 over the corresponding period in 2013 was primarily due to the reserve recorded against the Company’s accounts receivable of $5.2 million during the nine months ended September 30, 2013. We expect that general and administrative expenses will increase in the near term as a result of the anticipated increase in our operations.

Sales, marketing and customer service expenses

Sales, marketing and customer service expenses were $0.7 million (2.6% of net sales) and $0.4 million (1.8% of net sales) for the three months ended September 30, 2014 and 2013, respectively, reflecting an increase of $0.3 million, or 75%. Sales, marketing and customer service expenses were $1.0 million (2.9% of net sales) and $1.6 million (5.7% of net sales) for the nine months ended September 30, 2014 and 2013, respectively, reflecting a decrease of $0.6 million, or 37.5%. The increase in sales, marketing and customer service expense for the three months ended September 30, 2014 over the corresponding period in 2013 was primarily due to the increase in headcount of sales department and consulting services, as a result of our expanded operations in China. The decrease in sales, marketing and customer service expense for the nine months ended September 30, 2014 over the corresponding period in 2013 was primarily due to the cumulative effect of our relatively dormant operations from July 2013 to July 2014 and fast expansions of operations thereafter.

Engineering, design and product management expenses

Engineering, design and product management expenses were nil and $0.4 million (1.8% of net sales) for the three months ended September 30, 3014 and 2013, respectively, reflecting a decrease of $0.4 million, or 100.0%, due to outsourcing of engineering, design and product operations. Engineering, design and product management expenses were nil and $1.1 million (4.2% of net sales) for the nine months ended September 30, 3014 and 2013, respectively, reflecting a decrease of $1.1 million, or 100.0%. The decrease in engineering, design and product management costs for the three and nine months ended September 30, 2014 over the corresponding periods in 2013 was primarily due to decreases in personnel-related costs as a result of cost reduction efforts.

Interest expense

Interest expense was $0.9 million and $1.1 million, respectively, for the three months ended September 30, 2014 and 2013. Interest expense was $2.1 million and $3.1 million, respectively, for the nine months ended September 30, 2014 and 2013. The decreases in interest expense of $0.2 million and $1.0 million, or 18.2% and 32.3%, for the three and nine months ended September 30, 2014 over the respective corresponding periods in 2013 were due to the cumulative effect of settlement of the Cathay Bank loan and increases in interest from amortization of convertible bond’s discount. See Item 1 --- Note 12 - Line of Credit and Note 18 - Loss on extinguishment of convertible bonds.

Interest income

Interest income was $0.2 million and $1.3 million for the three months ended September 30, 2014 and 2013, respectively. Interest income was $1.0 million and $2.7 million for the nine months ended September 30, 2014 and 2013, respectively. The decrease in interest income for the three and nine months ended September 30, 2014 over the respective corresponding periods in 2013 was due to the conversion of two customer’s trade accounts receivable to construction in progress as a result of asset acquisitions.

Loss on extinguishment of convertible bonds

During the third quarter of 2014, loss on extinguishment of convertible bonds of $8.9 million was recorded due to termination of the agreement entered into with a non-US investor on the issuance of an $11 million convertible bond. See Item 1---Note 18- Loss on extinguishment of convertible bonds.

Provision for (benefit from) income taxes

The Company recorded a provision for income taxes of $0.9 million and $0.1 million for the three months ended September 30, 2014 and 2013, respectively. Our effective income tax rate for the three months ended September 30, 2014 and 2013 was negative 14.0% and 3.3%, respectively. The negative rates were a result of minimum tax liability in certain loss generating jurisdictions where we are unable to benefit from losses for tax purpose as a result of valuation allowance reserves.

Net loss

As a result of the foregoing, the Company recorded net loss of $7.7 million and $9.9 million for the three months and nine months ended September 30, 2014, respectively, primarily due to the one-time loss on extinguishment of convertible bond of $8.9 million.

Liquidity and Capital Resources

A summary of the sources and uses of cash and cash equivalents is as follows (in thousands):

	For the Nine Months Ended September 30
	2014	2013
Net cash used in operating activities	(30,720)	(10,642)
Net cash used in investing activities	(354)	(1,227)
Net cash provided by (used in) financing activities	42,735	(4,852)
Effect of exchange rate of changes on cash	97	(198)
Net increase (decrease) in cash and cash equivalents	11,758	(16,919)

As of September 30, 2014 and December 31, 2013, we had $12.8 million and $1.0 million, respectively, in cash and cash equivalents.

Operating Activities – Net cash used in operating activities of $30.7 million for the nine months ended September 30, 2014 primarily consisted of an increase in costs and estimated earnings in excess of billing on uncompleted contracts of $22.7 million due to the ramp-up of utility-scale solar projects in Hawaii and revenue generated from two projects in China, a decrease in accounts payable to related party of $12.5 million due to repayments made to LDK, a net loss of $9.9 million, an increase in construction in progress of $4.2 million and an increase in inventories of $2.7 million, partially offset by an increase in accounts payable of $7.4 million and a decrease in prepaid expense and other assets of $0.5 million.

Investing Activities – Net cash used in investing activities of $0.4 million for the nine months ended September 30, 2014 resulted from the $0.6 million investment in affiliate partially offset by the $0.2 million collection of a note receivable.

Financing Activities – Net cash provided by financing activities of $42.7 million for the nine months ended September 30, 2014 resulted from the issuance of common stock of $35.8 million, repayment of the Cathay Bank line of credit of $4.3 million, release of restricted cash of $0.2 million and the issuance of a convertible bond of $11.0 million.

Capital Resources and Material Known Facts on Liquidity

As of September 30, 2014, we had $12.8 million in cash and cash equivalents, $0.2 million of restricted cash held in our name in interest bearing accounts, $33.3 million in accounts and notes receivable of which $3.7 million is due from our largest shareholder, LDK.

As shown in the accompanying Condensed Consolidated Financial Statements, the Company incurred a net loss of $9.9 million during the nine months ended September 30, 2014 and has an accumulated deficit of $65.9 million as of September 30, 2014. Working capital levels have improved from negative $36.6 million on December 31, 2013 to positive $2.5 million at September 30, 2014. In February 2014, the Company’s largest shareholder, LDK Solar Co., Ltd. (“LDK”), which owns approximately 30.2% of the Company’s outstanding Common Stock as of the date of this filing, announced that LDK filed an application for provisional liquidation in the Grand Court of the Cayman Islands (“Cayman Court”) in connection with its plans to resolve its offshore liquidity issues. On February 27, 2014, the Cayman Court issued an order placing LDK into provisional liquidation and appointing joint provisional liquidators for the purpose of arriving at an agreeable scheme of arrangements for LDK’s creditors.  In October 2014, LDK filed a petition in the United States Bankruptcy Court for the District of Delaware (“Delaware Bankruptcy Court”) for recognition of the provisional liquidation proceeding in the Grand Court of the Cayman Islands as a foreign main proceeding under Chapter 15 of the United States Bankruptcy Code, and three U.S. subsidiaries of LDK, LDK Solar Systems, Inc., LDK Solar USA, Inc. and LDK Solar Tech USA, Inc., filed voluntary petitions to reorganize under Chapter 11 of the United States Bankruptcy Code in the same court. In October 2014, creditors affirmatively voted for the scheme of arrangements of LDK and its subsidiaries in the Cayman Islands and Hong Kong.  On November 7, 2014, the Cayman Court sanctioned the scheme of arrangements of LDK and its subsidiaries relating to LDK’s assets in the Cayman Islands. However, the scheme of arrangements relating to LDK’s assets in Hong Kong is subject to the sanction by courts in Hong Kong of competent jurisdiction and confirmation of Delaware Bankruptcy Court as well as the satisfaction of other conditions as to the effectiveness of such sanction and confirmation. It is uncertain on the date of this report whether LDK’s provisional liquidation in the Cayman Islands and related proceedings in Hong Kong, as well as the Chapter 15 and Chapter 11 proceedings in the United States, will require or result in the Company disposing of its assets to repay payables due to LDK, including waived payables. If the Company is required to dispose of its assets to repay payables due to LDK by LKD’s joint provisional liquidators or bankruptcy administrator, the Company may incur additional losses. For additional information please refer to Item 1---Note 2—Going Concern Considerations and Management’s Plan.

Seasonality of Our Sales

Our operating results and operating cash flows historically have not been subject to seasonal variations. This pattern may change, however, as a result of new market opportunities or new project introductions.

Off-Balance Sheet Arrangements

The Company did not have any off-balance sheet arrangements for the three months ended September 30, 2014.

Contractual Obligations

Pursuant to Item 303(d) of regulation S-K, the Company, as a Smaller Reporting Company as defined under Item 10(f)(1) of Regulation S-K, is not required to provide information relating to tabular disclosure of contractual obligations.

Recent Accounting Pronouncements

See Item 1---Note 4—Recently Issued Accounting Pronouncements, to our unaudited financial statements in Part I, Item 1 of this Quarterly Report for a description of recent accounting pronouncements, including the expected dates of adoption and estimated effects, if any, on our Condensed Consolidated Financial Statements.

Item 3.

Pursuant to Item 305(e) of Regulation S-K the Company, as a Smaller Reporting Company as defined under Item 10(f)(1) of Regulation S-K, is not required to provide the information required by this item.

Item 4.

Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation and under the supervision of our principal executive officer and our principal financial officer, reviewed and evaluated the effectiveness of the design and operation of our disclosure controls and procedures, as of September 30, 2014 for the interim period covered by this report, as required by Securities Exchange Act Rule 13a-15, and concluded that our disclosure controls and procedures are not effective to ensure that information required to be disclosed in our reports filed with the Securities and Exchange Commission pursuant to the Securities Exchange Act of 1934 is accumulated and communicated to management timely, including our principal executive officer and principal financial officer. Based on such an evaluation, the Chief Executive Officer and the Chief Financial Officer concluded the Company’s disclosure controls and procedures were not effective as of the end of such period. In making this conclusion, the Company considered, among other factors, the previously identified material weaknesses as described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013 related to the application of generally accepted accounting principles to material complex and non-routine transactions as well as the lack of appropriate resources for appropriate segregation of duties.

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

The Company implemented controls in its subsidiaries in China during the quarter. There were no other changes in our internal control over financial reporting that occurred during our latest fiscal quarter that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

 PART II

OTHER INFORMATION

Item 1. Legal Proceedings

As of September 30, 2014, we were not a party to any pending legal proceeding. We are not aware of any pending legal proceeding to which any of our officers, directors, or any beneficial holders of 5% or more of our voting securities are a party that may have a material adverse effect to the Company’s business and consolidated financial position, results of operations or cash flows.

On April 17, 2014, Cathay Bank filed a lawsuit against the Company in the Superior Court of San Francisco, Santa Clara County to recover $4,250,000 in principal plus $109,083.34 in accrued and unpaid interest from the Company under the terms of the Loan Agreement. On May 1, 2014, Cathay Bank sought a temporary restraining order (“TRO”) and appointment of a receiver on an ex parte basis, which request was denied in part and granted in part. The court granted a TRO over two particular accounts receivable, which together would be sufficient to cover the amount claimed by Cathay Bank. The TRO became effective upon Cathay Bank’s posting of a $15,000 bond, and remained in place until May 15, 2014. The court denied to impose a TRO over any other assets or to appoint a receiver. Cathay Bank also filed a motion for preliminary injunction, enjoining the Company’s use of certain assets and the appointment of a receiver over those assets, which the Bank requests remain in place for the duration of the lawsuit. On May 15, 2014, the Company and Cathay Bank agreed to a settlement in principal and the Company paid Cathay Bank a total of $4.4 million to satisfy all of the Company’s obligations owed to Cathay and Cathay dismissed the lawsuit filed against the Company.

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

Our ability to secure project financing for project development may be adversely impacted by LDK Solar’s financial concerns.

As shown in the accompanying Condensed Consolidated Financial Statements, the Company incurred a net loss of $9.9 million during the nine months ended September 30, 2014 and has an accumulated deficit of $65.9 million as of September 30, 2014. Working capital levels have improved from negative $36.6 million on December 31, 2013 to positive $2.5 million at September 30, 2014. In February 2014, the Company’s largest shareholder, LDK Solar Co., Ltd. (“LDK”), which owns approximately 30.2% of the Company’s outstanding Common Stock as of the date of this filing, announced that LDK filed an application for provisional liquidation in the Grand Court of the Cayman Islands in connection with its plans to resolve its offshore liquidity issues. It is unknown at this time if LDK’s provisional liquidation will require or result in the Company disposing of assets in an orderly manner, in a liquidation scenario or at all. If the Company is required to dispose of assets to repay LDK’s creditors, it could result in the Company incurring losses. In October 2014, LDK filed a petition in the United States Bankruptcy Court for the District of Delaware for recognition of the provisional liquidation proceeding in the Grand Court of the Cayman Islands as a foreign main proceeding under Chapter 15 of the United States Bankruptcy Code, and three U.S. subsidiaries of LDK, LDK Solar Systems, Inc., LDK Solar USA, Inc. and LDK Solar Tech USA, Inc., filed voluntary petitions to reorganize under Chapter 11 of the United States Bankruptcy Code in the same court. For additional information please refer to Part I---Item 1---Note 2—Going Concern Considerations and Management’s Plan.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

In July 2014, the Company issued 26,562,500 shares of Common Stock at $0.16 per share and received $4.3 million from a non-U.S. investor pursuant to the terms of a private placement agreement. The proceeds from this private placement were for general corporate purpose.

In July 2014, the Company entered into an agreement with a convertible bond holder and canceled and terminated the $11.0 million convertible bond. In exchange of the cancellation and termination of the convertible bond, the Company agreed to issue the convertible bond holder, 68,750,000 shares of common stock of the Company at $0.16 per share, the original conversion price of the Convertible Bond. This transaction was on non-cash basis and therefore no cash proceeds were generated.

In August and September 2014, the Company issued 92,620,000 shares of Common Stock at $0.27 per share and received $25.0 million from a non-U.S. investor pursuant to the terms of a private placement agreement. The proceeds from this private placement were for general corporate purpose.

On September 22, 2014, the Company entered into an asset purchase agreement, pursuant to which the Company agreed to issue 3,000,000 shares of its Common Stock for an aggregate purchase price of $3.3 million based on a per share price of $1.10 to HPL, as part of the consideration to acquire the member interest in Calwaii held by HPL, the membership interest in Solar Hub held by HPL and a $7.5 million promissory note due to HPL by Solar Hub.

As of the date of this quarterly report on Form 10Q, all the foregoing shares of the Company’s Common Stock to be issued are issued and outstanding.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

3.1	Amended and Restated Articles of Incorporation (1)

3.2	Amendment of Amended and Restated Articles of Solar Power, Inc. (2)

3.3	Bylaws (3)
3.4	Amendment of Articles of Amended and Restated Articles of Incorporations (4)
10.1	First Amended and Restated Exchange Agreement dated April 17, 2014 (5)
10.2	Third Amended and Restated Operating Agreement for KDC Solar Mountain Creek Parent LLC dated April 17, 2014 (5)
10.3	Equity Cash Flow Letter (5)
10.4	Purchase Agreement dated April 30, 2014 (6)
10.5	Amendment to Purchase Agreement dated June 3, 2014 (7)
10.6	Cooperation Agreement of 50MWp Photovoltaic Grid-connected Power Generation Project in Yangqiao of Fenyi County dated June 25, 2014 (8)
10.7	EPC General Contract for the 50MWp large above-ground power station project in Yangqiao of Fenyi County of Xinyu of Jiangxi dated July 17, 2014 (9)
10.8	21MWp Distributed Power Station Project of LDK Factory in Distributed PV Power Generation Demonstration Park of Xinyu of Jiangxi dated July 17, 2014 (9)
10.9	Purchase Agreement dated July 22, 2014 (10)
10.10	Share Sale and Purchase Agreement dated September 5, 2014 (11)
10.11	Pledge Agreement – Orion Energy SA dated September 5, 2014 (11)
10.12	Pledge Agreement - Astraios Energy SA dated September 5, 2014 (11)
10.13	Pledge Agreement – Jasper Pv Makedonia Energy SA dated September 5, 2014 (11)
10.14	Pledge Agreement – Photovoltaica Parka Veroia I SA dated September 5, 2014 (11)
10.15 10.16 10.17 10.18

Asset Purchase Agreement dated September 15, 2014 (12)

Purchase Agreement dated September 22, 2014 (13)

Option Agreement dated September 22, 2014 (13)

Membership Interest Purchase Agreement dated September 22, 2014 (14)

31.1	Certification of the Principal Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.

31.2	Certification of the Principal Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.

32.1

Certification of Principal Executive Officer pursuant to Rule 13a-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Calculation Presentation Document

_________________

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

(3) (4) (5) (6) (7) (8) (9) (10) (11) (12) (13) (14)

Incorporated by reference to Form 8-K filed with the SEC on February 20, 2007.

Incorporated by referende to Form 8-K filed with the SEC on July 14, 2014

Incorporated by reference to Form 8-K filed with the SEC on April 23, 2014.

Incorporated by reference to Form 8-K filed with the SEC on May 6, 2014.

Incorporated by reference to Form 8-K filed with the SEC on June 9, 2014.

Incorporated by reference to Form 8-K filed with the SEC on July 10, 2014

Incorporated by reference to Form 8-K filed with the SEC on August 4, 2014

Incorporated by reference to Form 8-K filed with the SEC on August 4, 2014

Incorporated by reference to Form 8-K filed with the SEC on September 15, 2014

Incorporated by reference to Form 8-K filed with the SEC on September 22, 2014

Incorporated by reference to Form 8-K filed with the SEC on September 23, 2014

Incorporated by reference to Form 8-K filed with the SEC on September 30, 2014

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report on Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized.

SOLAR POWER, INC.

Date: November 13, 2014	/s/ Amy Jing Liu
Amy Jing Liu
Chief Financial Officer (Principal Accounting Officer and
Principal Financial Officer)