Form 10-K
period 2014-12-31
Solar Power, Inc.
filed 2015-03-31
CIK 1210618

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2014

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

_______________

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No  ☒

The aggregate market value of voting stock held by non-affiliates computed by reference to the price at which the common equity was last sold as of the last business day of the registrant’s most recently completed second fiscal quarter, June 30, 2014, was $14.2 million . For purposes of this computation, it has been assumed that the shares beneficially held by directors and officers of registrant were “held by affiliates”; this assumption is not to be deemed to be an admission by such persons that they are affiliates of registrant.

The number of shares of registrant’s common stock outstanding as of the date of this annual report is 601,644, 944.

DOCUMENTS INCORPORATED BY REFERENCE

Filings made by companies with the Securities and Exchange Commission, or the SEC, are sometimes “incorporate information by reference.” This means that the company is referring you to information that was previously filed or is to be filed with the SEC, and this information is considered to be part of the filing you are reading. The following materials are incorporated by reference into this Form 10-K:

Portions of certain Current Reports on Form 8-K previously filed with the SEC, as specified in this annual report, are incorporated by reference in our response to Items 5 of Part II.

i

NOTE REGARDING FORWARD-LOOKING STATEMENTS

This annual report on Form 10-K for the fiscal year ended December 31, 2014, and information we provide in our press releases, telephonic reports and other investor communications, including those on our website, contains forward-looking statements within the meaning of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and the Securities Act of 1933, as amended (the “Securities Act”), which are subject to risks, uncertainties, and assumptions that are difficult to predict. All statements in this annual report on Form 10-K, other than statements of historical fact, are forward-looking statements. These forward-looking statements are made pursuant to safe harbor provisions of the Private Securities Litigation Reform Act of 1995. The forward-looking statements include statements, among other things, with respect to anticipated future events, including anticipated trends and developments in and management plans for our business and the markets in which we operate and plan to operate; future financial results, operating results, revenues, gross profit, operating expenses, projected costs, and capital expenditures; sales and marketing initiatives; competitive position; and liquidity, capital resources, and availability of future equity capital on commercially reasonable terms. Forward-looking statements can be identified by the use of words such as “expect”, “plan”, “will”, “may”, “anticipate”, “believe”, “estimate”, “should”, “intend”, “forecast”, “project” the negative or plural of these words, and other comparable terminology. Our forward-looking statements are only predictions based on our current expectations and our projections about future events. All forward-looking statements included in this annual report on Form 10-K are based upon information available to us as of the filing date of this annual report on Form 10-K. You should not place undue reliance on these forward-looking statements. We undertake no obligation to update any of these forward-looking statements for any reason. These forward-looking statements involve known and unknown risks, uncertainties, and other factors that may cause our actual results, levels of activity, performance, or achievements to differ materially from those expressed or implied by these statements. These factors include the matters discussed in the section entitled Item 1A — Risk Factors, and elsewhere in this annual report on Form 10-K. You should carefully consider the risks and uncertainties described under this section.

CONVENTIONS THAT APPLY TO THIS ANNUAL REPORT

Unless otherwise indicated and except where the context otherwise requires, in this annual report on Form 10-K:

●	“we,” “us,” “our company,” “our,” or “SPI” refer to Solar Power, Inc., a California company, and its current and former subsidiaries for the relevant periods;

●	“2013” and “2014” refer to our fiscal years ended December 31, 2013 and 2014, respectively;

●	“AUD” and “Australian Dollar” refer to the legal currency of Australia;

●	“China” and “PRC” refer to the People’s Republic of China, excluding, for purposes of this annual report, Taiwan, Hong Kong and Macau;

●	“DG” refers to distributed generation;

●	“EPC” refers to engineering, procurement and construction services;

●	“EUR” and “Euro” refer to the legal currency of the 19 countries comprising the euro area;

●	“FIT” refers to feed-in tariff(s);

●	“LDK” refers to LDK Solar Co., Ltd.;

●	“O&M” refers to operations and maintenance services;

●	“PV” refers to photovoltaic;

●	“RMB” and “Renminbi” refer to the legal currency of the People’s Republic of China;

●	“U.K.” refers to the United Kingdom;

●	“U.S.” refers to the United States of America; and

●

“watt” or “W” refers to the measurement of total electrical power, where “kilowatt” or “kW” means one thousand watts, “megawatts” or “MW” means one million watts and “gigawatt” or “GW” means one billion watts.

Names of certain companies provided in this annual report are translated or transliterated from their original Chinese legal names.

Discrepancies in any table between the amounts identified as total amounts and the sum of the amounts listed therein are due to rounding.

This annual report on Form 10-K includes our audited consolidated financial statements for 2013 and 2014, and as of December 31, 2013 and 2014.

The conversion of amounts of Australian Dollars, Euros and Renminbi, respectively, into U.S. dollars in this annual report, made solely for the convenience of readers, is based on the noon buying rates in the city of New York for cable transfers of Australian Dollars, Euros and Renminbi, respectively, as certified for customs purposes by the Federal Reserve Bank of New York as of December 31, 2014, which was AUD 0.8173 to 1.00 U.S. dollar, EUR0.8264 to 1.00 U.S. dollar, RMB 6.2046 to $1.00 U.S. dollar, respectively, unless indicated otherwise. No representation is intended to imply that the Australian Dollar, Euro or Renminbi could have been, or could be, converted, realized or settled into U.S. dollars at the foregoing rates or any other rate.

PART I

ITEM 1.          BUSINESS

Overview

We are a leading provider of PV solutions for business, residential, government and utility customers and investors. We provide a full spectrum of EPC services to third party project developers, as well as develop, own and operate solar projects that sell electricity to the grid in multiple countries, including China, the U.S., the U.K., Panama, Greece, Japan and Italy. Prior to 2014, we were primarily engaged in providing EPC services to developers in the U.S. We were also engaged in the development, manufacture and marketing of a variety of PV modules, the key components of solar parks that convert sunlight into electricity, and balance-of-system components, including our in-house brand. We discontinued our manufacturing business in 2010, and liquidated our research and development function in 2013. Starting from 2014, we expanded our full spectrum EPC service business to China, where we provided comprehensive and quality services to large solar projects. In addition, we commenced our global project development business by ramping up our portfolio of global solar projects, including projects that we plan to hold in the long term and derive electricity generation revenue from under our independent power producer model, or IPP model, and projects that we plan to sell in the future when we are presented with attractive opportunities under our build-and-transfer model, or BT model. We grow our project portfolio through acquisitions or greenfield project origination. We act as a secondary developer for the projects we acquire which are under construction or in pipeline at the time they are added to our portfolio. We also act as a primary developer for projects that we originate. Solar projects in our current portfolio include projects at all stages of development, including projects in operation, projects under construction and projects in pipeline. See “—Our Global Solar Project Development Business—Our Solar Project Portfolio.”

For our EPC service business, the scope of our work encompasses engineering design procurement of technical components from PV module and panel manufacturers and contracting of construction and installation, which reaches both upstream and downstream along the spectrum of the solar business value chain. We rigorously manage our engineering design quality, procurement supply chain and construction contractors. This level of design and supply chain management as well as construction quality control enables us to design, build and deliver world-class solar system configurations with components that can work optimally together. Our value-engineered system approach allows us to meet system design requirements while delivering highly efficient electric power output with a lifetime of reliable performance. In 2014, we focused on large solar projects in China, where the projects are eligible to receive various forms of government incentives and have access to funding options, and where we enjoy relatively high margins with respect to our EPC service business. We derived a substantial portion of revenue from our EPC service business in China for the year ended December 31, 2014. We also provide a comprehensive set of long-term O&M services over the anticipated life of a solar project for third party developers, including performance monitoring, system reporting, preventative maintenance and full warranty support.

For our global project development business, as of the date of this annual report, we have completed a series of acquisitions consisting of 26.6 MW of projects in Greece, 20.0 MW of projects in China, 31.3 MW of projects in the U.S. and 4.3 MW of projects in Italy. The Greek, Chinese and Italian projects were already connected to the grid and the U.S. projects were still under construction when the acquisitions were completed. Acquisitions aside, we started to act as primary developer for solar projects in the U.S., the U.K. and Japan in 2014, all under our BT model. As of the date of this annual report, we have started construction of an aggregate of 30.5 MW of projects in the U.K., 35.0 MW of projects in Japan and 31.3 MW of projects in the U.S. under our BT model. We anticipate that all of these projects will be connected to the grid prior to the close of 2015 and be highly sought after by purchasers.

We have 2,614.6 MW of projects in announced pipeline as of the date of this annual report. See “—Our Global Project Development Business—Our Project Portfolio.” We expect to complete the acquisition of, or commence permitting processes for, our projects in announced pipeline as soon as practicable. We believe these new additions, combined with our existing project portfolio, demonstrate our broad geographic reach and established presence across key solar markets and mitigate country-specific risks.

As a market first mover and innovator, in early 2015 we launched www.solarbao.com through a variable interest entity aquired in 2015, a first-of-its-kind online energy e-commerce and investment platform which enables individual and institutional investors to purchase PV-based investments and enables retail customers to purchase solar kits should they plan on building DG projects. Aside from being an independent revenue generating business, our e-commerce and investment platform is also being utilized by us as a financing channel for our DG projects. As of the date of this annual report, our platform primarily targets customers residing in China, but we plan to expand our customer base and create a global network connecting investors keen on the solar industry and developers around the world.

We raised a significant amount of cash for our working capital purposes from the issuance of shares of our common stock (“Shares”) and convertible notes in 2014 to non-U.S. investors in private placements. In 2014, we entered into various private placement share purchase agreements and option agreements with a number of non-U.S. investors and issued approximately 370.6 million unregistered Shares in reliance of Regulation S of the Securities Act, mostly at a per share purchase price benchmarked to the prevailing trading price of our Shares at the respective dates of these agreements, and raised an aggregate $167.8 million. We also raised $46.0 million of cash from issuing unregistered convertible notes to non-U.S. investors in reliance of Regulations S. As of the date of this annual report, we have 601,644,944 Shares outstanding.

In December 2006, we became a public company through a reverse merger with Solar Power, Inc., then a Nevada corporation (formerly Welund Fund, Inc.). On March 31, 2011, LDK, a manufacturer of PV modules, obtained a controlling interest in Solar Power, Inc. through a significant investment that provided working capital and broader relationships to more aggressively pursue commercial and utility project opportunities globally. Prior to the expansion of our EPC service business and the commencement of our global project development business in 2014, LDK’s modules were used in a majority of the solar projects to which we provided EPC services; however, we maintained relationships with other module manufacturers for when circumstances required an alternative to LDK’s line of modules. See “Note 25—Related Party Transactions” to the to the Consolidated Financial Statements set forth under Item 8 herein for further discussion related to the accounts receivables and payables arising out of our historical dealings with LDK. Following the shifting of our strategic operational focus, we adopted a supplier-neutral approach for sourcing PV modules and panels for our acquired and independently developed projects in 2014. Furthermore, consequent to the issuance of our Shares and convertible notes in private placements as described above, as of the date of this annual report, LDK beneficially owns 141,517,570 Shares or approximately 23.5% of our common stock, and is no longer our controlling shareholder.

Our Engineering, Procurement and Construction Service Business

Developing a PV system is a highly complex endeavor which requires technical expertise as well as process management and business skills. The engineers of a PV project must properly oversee the design and installation of the PV modules, racking and mounting systems, interconnection and balance-of-systems components, inverters, batteries and other electric and technical equipment that constitute a typical PV project and enables the project to generate electricity and interconnect with the local grid. As the engineer’s work is closely interrelated with the equipment installed in the project and the construction of the project itself, project developers generally contract out all three of these important tasks to a single EPC contractor who provides the engineering, procurement, and construction services that form the technical backbone of a successful PV power plant.

An EPC service provider generally plans, executes and manages the engineering design of a project, the procurement of required components and materials, and the construction of the project itself. Focused on the engineering and other technical aspects of the project, EPC services are distinguishable from the financial and regulatory aspects of developing a solar project generally handled by developers’ in-house teams. EPC work occupies a central position in the project development value chain, reaching both upstream to the procurement of equipment from PV module manufacturers and downstream to the contracting of construction and installation work. As a leading PV solution provider familiar with the entire PV development process, we are able to deliver sophisticated and specialized EPC solutions for PV project developers while also driving efficiencies up and down the value chain.

When providing EPC services to other developers, our expertise in the solar project development and manufacturing fields allows us to realize cooperative synergies and also exert leverage with third-party contractors that helps drive performance and create value for our customers. Our broad expertise can inform the overall development process, affording us a role in program management, project scheduling, quality management, and quality control of a project. Under this model we work closely and cooperatively with our customers and sub-contractors in successfully delivering completed solar projects, fostering and improving our existing relationships with established PV system developers, integrators and installers. Thus, our provision of EPC services is a critical contribution to projects in which we partner with project developers, a model we have historically executed in the U.S. and the U.K. and we continue to execute now.

We typically work with customers on-site to perform feasibility studies, manage deliveries and materials, and oversee design, installation, construction system start-up, testing, and grid connection. The size of the system is the primary determinant of EPC development timing, but for an average system in our experience the process takes three to six months. We use our in-house capabilities for engineering and procurement, which allows us to take advantage of our strong relationships with diverse supplier network for the provision of modules, racking systems, balance of system components and other items at competitive prices and terms. We generally outsource and oversee construction to specialized EPC construction sub-contractors.

We earn pre-agreed EPC service fees from our customers, who generally make milestone payments to us. In 2013 and 2014, we derived revenue of $39.3 million and $87.3 million, respectively, from the provision of our EPC services. Prior to 2014, our EPC work was primarily for customers in the U.S. In 2014, as a part of the commencement of our global project development business in the Chinese market, we began to undertake major EPC projects in certain parts of China. In 2014, we provided EPC services to three large Chinese projects having capacities of 21.0 MW, 30.0 MW, and 30.0 MW located in Jiangxi Province, Ningxia Autonomous Region, and Inner Mongolia Autonomous Region, respectively. Our three biggest EPC customers in 2014 were the respective owners of these three projects, all of which were regional developers in China.

Engineering Design

As a critical first step in the EPC process, engineering design involves the planning of the entire solar project, from feasibility studies of the land and irradiation levels to efficient arrangement of mounting, modules and connection systems. Our technical team takes responsibility over initial solar project engineering with support from third-party contractors. The engineering design process includes the site layout and the electrical design as well as assessment of a variety of factors to choose appropriate technologies for the project, particularly the modules and inverters. Through engineering design, we aim to reduce the risks, control the costs and improve the performance of our solar projects.

Procurement and Construction

In order to focus on our core downstream development and EPC service businesses, we no longer manufacture PV modules or produce other equipment such as controllers, inverters and balance of system components. Rather, we procure them from third-party manufacturers and install them in our PV systems as a part of our EPC business.

We procure PV modules and other key equipment for our project construction from independent suppliers and contract work to third-party EPC contractors in areas such as logistics, installation, construction and supervision. We believe this allows us to focus our resources on higher value-added tasks. We maintain an updated list of qualified and reliable global suppliers and local third-party contractors in the areas where we operate with a proven track record and with which we have established relationships.

We choose our suppliers and third-party EPC contractors through a competitive bidding process. The relevant departments of our headquarters organize and collect bids, communicate with bidders and coordinate with our regional development teams to meet local technical and legal requirements. This helps ensure we have a strong, reliable and experienced supplier and construction team working with us on every EPC project that we manage.

Procurement of PV Modules and Other Equipment

Our management team has strong relationships in the solar industry that enable a thorough understanding of component selection. We apply stringent quality assurance protocols when selecting components to ensure a long useful life and high compatibility with the solar project, local topography and local solar irradiation. We leverage our economies of scale and industry knowledge to obtain favorable prices, payment terms and warranty terms, thus delivering high project returns, reducing our working capital requirements and improving our liquidity.

The cost of PV modules, the primary equipment of our solar projects, typically takes up a substantial portion of the average total system costs. We procure our PV modules from a wide selection of suppliers including Hanwha Q CELLS Co., Ltd., CECEP Solar Energy Technology Co., Ltd., Znshine PV-tech Co., Ltd., Lightway Green New Energy Co., Ltd., and LDK, among others. Although we are no longer engaged in component manufacture, we believe that our strong historical experience in manufacturing upstream PV products provides us with insights into the upstream value chain and advantages in procuring PV system equipment in our EPC and downstream project development business.

We take into consideration technical specifications (such as size, type and power output), bid price, warranty and insurance programs, spectral response, performance in low light, nominal power tolerance levels, degradation rate, technical support and the reputation of the supplier when procuring project equipment. We typically require warranties in case of defects in materials or workmanship for a duration of 10 years and a warranty for module capacity under normal testing conditions for a duration of 25 years (2-3% of capacity for the first year with a 0.5-0.8% linear degradation in capacity every year thereafter).

We are generally required to pay 100% of the purchase price within a period ranging from three months to six months after receipt, inspection and acceptance of the PV modules. We typically pay manufacturers deposits that represent 10% to 50% of the total purchase price.

Construction Contracting

When engaging as an EPC contractor, we generally outsource the construction of our PV power plants to third-party construction companies and closely monitor their execution of our designs. These companies are typically specialized EPC construction subcontractors. Our third-party contractors take contractual responsibility over construction. In executing construction oversight and management, we combine our hands-on experience in construction, installation and system integration to drive construction work, reduce construction risks, and realize overall project cost savings. Our construction oversight teams can conduct constructability reviews, provide construction support, contract administration and document control services, construction inspection, engineering support, instrumentation installation and monitoring, and on-site construction supervision and monitoring.

We utilize a number of metrics to manage and monitor the performance of the third-party contractors in terms of both quality and delivery time and to ensure compliance with applicable safety and other requirements. For instance, we may delegate representatives with relevant qualifications to review, supervise, organize and provide comments on the third-party contractor’s design, construction plan, construction guidelines, materials and documentations. We also conduct periodic inspections to examine project implementation and quality standards compared to our project planning and quality standards and prepare periodic reports for review and approval by the relevant departments in our corporate headquarters. If we identify any quality or progress issues which are attributable to the work of the third-party contractors, we will have further follow-up discussions with them and monitor their rectification work.

The third-party contractors are responsible for the quality of the project, and must maintain project-relevant insurance with us as a beneficiary. They must ensure the project complies with the related local safety, labor and environmental laws and regulations. We examine and keep records of the production-related safety documentation and insurance policies of our third-party contractors. All production-related tools and equipment used by our third-party contractors must be compliant with and certified by applicable regulatory standards. The contractors submit detailed quality assurance procedures and report on the progress, quality and safety of the project to us on a regular basis. The third-party contractors utilize a variety of measures to protect the location, including the transmission line, built facilities and infrastructure, from damage during the construction process.

We are generally entitled to compensation if the third-party contractors fail to meet the prescribed requirements and deadlines under their contracting agreements. We generally negotiate to pay our third-party contractors the remaining 5 or 10% of the contract price after the expiration of the quality warranty period, which generally lasts one to two years, or, if we pay the full contract price upon completion of the solar project, require the contractor to provide a bond in respect of the warranty obligations.

Commissioning and Warranties

We assess and evaluate our solar projects before completion. Upon completion of construction, we conduct commissioning tests prior to grid connection that include a detailed visual inspection of all significant aspects of the plant, an open circuit voltage test and a short circuit current test, and then a direct-current test after connecting to the grid. We focus commissioning tests on the quality of the construction and major equipment. These tests are conducted in order to ensure that the plant is structurally and electrically safe, and is sufficiently robust to operate as designed for the specified project lifetime.

After grid connection, we also conduct commissioning tests on electricity generation performance. As grid connection requires approval from power companies, post-grid connection commissioning tests also are conducted by local quality supervisors or third-parties approved by the power companies. In addition to the warranties provided by the manufacturers of modules and balance-of-system components, EPC contractors also typically provide a limited warranty against defects in workmanship, engineering design, and installation services under normal use and service conditions for a period of one to two years following the energizing of a section of a solar power plant or upon substantial completion of the entire solar power plant. In resolving claims under the workmanship, design and installation warranties, the new owner has the option of remedying the defect to the warranted level through repair, refurbishment, or replacement.

Our Global Project Development Business

We develop and sell or own and operate solar projects which sell electricity to the grid in multiple countries, including China, the U.S., the U.K., Panama, Greece, Japan and Italy. In 2014, we commenced our global project development business by ramping up our portfolio of global solar projects, including projects that we plan to hold in the long term and derive electricity generation revenue from under our IPP model, as well as projects which we plan to sell in the future when we are presented with attractive opportunities under our BT model. We grow our project portfolio through acquisitions or greenfield project origination. Our project acquisition strategy is based on rigorous market research and due diligence on the target project’s capacity, local energy demands, applicable tariff regime, supporting infrastructure, local government support and topography for construction in the case of projects under construction and projects in pipeline, and we consider financing options, internal rate of return, key technical components, grid connection agreements and power purchase agreements, or PPAs, as well as guarantees on performance for projects in all development stages. We act as secondary developer for the projects we acquire which are under construction or in pipeline at the time they are added to our portfolio. When we originate projects, we conduct site visits and location evaluations, perform market analyses of local government support for renewable energy projects and electricity prices, and move forward as a primary developer once we decide to pursue a potential project. We plan to hold the projects from which we will derive electricity generation revenue for the long term, or to sell them in the future if we are presented with attractive opportunities.

As of the date of this annual report, we have completed a series of acquisitions consisting of 26.6 MW of projects in Greece, 20.0 MW of projects in China, 31.3 MW of projects in the U.S. and 4.3 MW of projects in Italy. The Greek, Chinese and Italian projects were already connected to the grid when the acquisitions were completed, while the U.S. projects were still under construction. We also started to act as primary developer for solar projects in the U.S., the U.K. and Japan in 2014, all under our BT model. As of the date of this annual report, we have started construction of an aggregate of 30.5 MW of projects in the U.K., 35.0 MW of projects in Japan and 31.3 MW of projects in the U.S. under our BT model. We expect that all of these projects will be connected to the grid prior to the close of 2015 and be highly sought after by purchasers.

Aside from the completed acquisitions and commenced developments described above, we have also announced to acquire or develop a vast portfolio of projects. In October and November 2014, we entered into framework agreements to purchase a large portfolio of projects in China with an aggregate capacity of up to 668.5 MW from three large project developers, including a subsidiary of China Guodian Corporation, or Guodian, one of the five largest power producers in China and a state-owned enterprise. Once completed, these acquisitions as well as other projects we are developing will constitute significant additions to our global solar project portfolio. In October 2014, we entered into a cooperation framework agreement with Guodian to develop a total of 1.5 GW projects in China from 2015 to 2017. In March 2015, we entered into agreements with independent third parties with whom we will partner to develop and acquire a total of up to 237.8 MW of solar projects in the U.S. and Mexico and 108.0 MW of solar projects in Panama.

Most of our solar projects are subject to the FIT policies of the countries or regions where they operate. FIT refers to the national and local subsidies to solar power generation supported by the government. For the FIT terms of our projects, please refer to “—Our Solar Project Portfolio.”

Our Solar Project Portfolio

We expect our solar projects to have operational lives of 25 to 27 years. As of the date of this annual report, our solar project portfolio consists of:

●

Projects in Operation – “Projects in operation” refers to projects connected to the grid and selling electricity. As of the date of this annual report, we have projects in operation with an attributable capacity of 50.9 MW in Greece, China and Italy, and these projects generated and sold 57.8 GWh of electricity in 2014.

●

Projects under Construction – “Projects under construction” refers to projects at the construction stage. We generally complete construction in three to six months after obtaining all the permits required for construction, if local climate and topographical conditions permit. We have 96.8 MW of projects under construction in the U.S., the U.K. and Japan as of the date of this annual report and we expect substantially all of them to be connected to the grid by December 31, 2015.

●	Projects in Announced Pipeline – “Projects in announced pipeline” refers to projects that we have announced to acquire or develop.

The following summary sets forth our solar projects in operation, solar projects under construction and solar projects in announced pipeline as of the date of this annual report.

Solar Projects in Operation*

Country	Project name	Gross capacity (MW)	Our equity holding	Attributable capacity (MW)	Ground / Roof-top	Connection date	FIT terms
Greece	Sinsin Renewable Investment Limited	26.6	100%	26.6	Ground	February to October 2013	EUR0.14-0.38/kWh
China	Gonghe County Xinte Photovoltaic Co., Ltd.	20.0	100%	20.0	Ground	December 2013	RMB1.00/kWh
Italy	CECEP Solar Energy (Luxembourg) Private Limited Company; Italsolar S.r.l.	4.3	100%	4.3	Ground and Roof-top	December 2009	EUR0.22-0.35/kWh
Total		50.9		50.9

Solar Projects under Construction*

Country	Our equity holding	Number of solar projects	Attributable capacity (MW)	Ground / Roof-top	Scheduled connection date	FIT terms
U.K.	100%	3	30.5	Ground	Mid 2015	N/A1
Japan	100%	4	35.0	Ground and roof-top	Mid 2015	N/A1
U.S.	100%	3	31.3	Ground	2015-2016	N/A1
Total		10	96.8

1.

Intended by us to be BT projects as of the date of this annual report, and may be held as our IPP projects upon completion of construction if we determine that the return of owning the projects and selling electricity is more attractive.

Solar Projects in Announced Pipeline*

●

In October 2014, we entered into a definitive cooperation framework agreement with Guodian to develop a total of 1.5 GW of solar projects from 2015 to 2017 in China. We will provide financing and Guodian will provide assistance on the permitting process and EPC services to the projects. We expect to own an 80 to 100% equity interest in these projects. In October and November 2014, we also entered into definitive framework agreements to purchase a vast portfolio of projects of up to 668.5 MW in China from Guodian and other independent third parties. In addition, we have 60.0 MW of projects under construction in China for which we provided EPC services and that we expect to acquire as of the date of this annual report.

●

In March 2015, we entered into a definitive joint development agreement with an independent third party to set up a joint venture which we will own a 75% equity interest in and utilize as a platform to develop more than 50.0 MW of water surface floating solar projects in the U.S. and Mexico.

●

In March 2015, we also entered into a definitive joint development agreement with the owner of the Sacramento Kings, a sports team belonging to the preeminent National Basketball Association, to install approximately 180.0 MW of roof-top solar projects on the team’s entertainment and sports center located in Sacramento, California, U.S.

●	In March 2015, we entered into a definitive joint development agreement with an independent third party, with whom we will partner and develop a total of up to 108.0 MW of solar projects in Panama.

●	In March 2015, we entered into a definitive agreement with an independent third party to develop a total of 25.1 MW of projects in the U.K.

●

In March 2015, we entered into a definitive share purchase agreement to acquire a controlling equity interest in 7.8 MW of operating projects in the U.S and 4.5 MW of operating projects in Italy. Closing of the purchase is subject to our satisfactory due diligence results on the projects, among others.

* Our project portfolio excludes projects for which we provide EPC services but in which we do not own any equity interest or expect to aquire as of this annual report.

Featured Markets

●

China. We entered the Chinese market in 2014. As of the date of this annual report, we own one solar project in operation with a total capacity of 20.0 MW, located in Qinghai Province, China. In 2014, that solar project received approximately 2,112 irradiation hours. We also have 2,228.5 MW of projects in announced pipeline. In China, all of the projects in our portfolio are eligible to receive FIT.

●

U.S. We have been present in the U.S. market since our incorporation. As of the date of this annual report, we have 31.3 MW of solar projects under construction as well as 237.8 MW of projects in announced pipeline. In the U.S., all the projects under construction in our portfolio are eligible to receive FIT.

●

U.K. We entered the U.K. market in 2014. As of the date of this annual report, we own three solar projects under construction with a total capacity of 30.5 MW. We also have 25.1 MW of solar projects in announced pipeline. In the U.K., all of the projects in our portfolio are eligible for FIT.

●

Greece. We entered the Greek market in 2014. As of the date of this annual report, we own eight solar projects in operation with a total capacity of 26.6 MW. In 2014, those solar projects generated 37.7 GWh of electricity. In Greece, all of the projects in our portfolio are eligible for FIT.

●	Panama. We entered the Panamanian market in 2015. As of the date of this annual report, we have 108.0 MW of projects in announced pipeline that we expect to complete construction in 2017.

●

Japan. We entered the Japanese market in 2014. We have 35.0 MW of solar projects under construction and 10.7 MW of projects in announced pipeline as of the date of this annual report. In Japan, all of our projects are eligible to receive FIT.

●

Italy. We entered the Italian market in 2015. We have 4.3 MW of solar projects in operation and 4.5 MW of projects in announced pipeline as of the date of this annual report. In Italy, all of our projects are eligible to receive FIT.

Acquisition of Solar Projects

We made significant acquisitions of solar projects in 2014. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Recent Acquisition Activities.” We may keep acquiring completed solar projects or other assets from independent third-parties which we believe will synergize with our existing operations and expansion strategies. A majority of our directors must approve such acquisitions.

Our board of directors has formulated a uniform standard for assessing target assets with respect to the acquisition of solar projects, and such standard may be adjusted based on our company’s business, financial condition and results of operations from time to time. Our board of directors considers the following criteria when assessing potential acquisitions, among others:

●	the internal rate of return of the project prior to leverage, taking into consideration of applicable FIT or PPA rate, and other applicable government incentives;

●	our ratio of debt-service coverage;

●	the solar irradiation hours of the project, after discounting for performance;

●	the use of financeable and reliable brands for and technical specifications of the key components, including modules, invertors, mounting systems, racks/tracking systems, and EPC integration services;

●	any performance guarantees required, as well as any compensation for failing to perform;

●	clear and trustworthy opinions from third-party professionals after detailed technical, financial, tax and legal due diligence; and

●	reasonable payment terms matching relevant milestones.

We rigorously conduct due diligence on our target projects before making the acquisitions and providing due considerations to the foregoing criteria. Upon the completion of the acquisitions, we either hold the projects in the long run or to sell them in the future at appropriate opportunities. For more information on the projects we have acquired or expect to acquire, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Recent Acquisition Activities.”

Market Due Diligence

For both project acquisition and independent project origination, we aim to select solar projects located at sites with long solar irradiation hours, high energy demand, good supporting infrastructure, favorable tariff regimes, local government support and appropriate topography for construction where solar projects are likely to yield higher returns. We systematically analyze land cost, solar irradiation, grid connection capacity, land and property status, government support, availability of project financing and any other project information that would impact the overall economic return of the project. We target projects we believe to have an appropriate balance of financial returns, costs and risks.

Permit Development Process

The permit development process is the process to obtain all the required permits, certifications and approvals from competent government authorities for solar project development. We develop our IPP and BT projects as a primary developer when we originate projects independently and as a secondary developer when we acquire projects for which the permitting process has begun.

As of the date of this annual report, all of our solar projects in operation have been undertaken by us as a secondary developer.

Primary Permit Development

Primary permit development refers to developing a project from greenfield, meaning no prior work has been done by any third party to develop a solar project at the site in question. The investment of time and resources in primary permit development in some respects is greater than secondary permit development, for example, it may take significant time and effort to negotiate for site control and apply for rezoning at a potential primary development site before any EPC work can begin, which may result in difficulty estimating a time for connection to the grid and managing development costs. However, in certain circumstances, we may choose to engage in primary development where we determine that the risks involved are manageable in light of the strong potential rewards of developing from greenfield, for example, where doing so can get us a first-mover advantage over our competitors in favorable markets for solar power.

Secondary Permit Development

We acquire solar projects which third parties have already begun developing by securing land use rights, development permits, or even beginning construction. We learn about potential projects for secondary development from our business partners, national or local governments, industry publications, overseas engineering exhibitions or overseas business liaison organizations. Our criteria for sourcing solar projects in the different markets in which we operate include land cost, solar irradiation, the availability of FIT benefits or other government incentives, grid connection capacity, local financing opportunities and other project information. The selection process involves detailed due diligence into the above criteria based on relevant company documentation, financial projections and the legal status of permits already secured by the project. We ensure that the projects we acquire through secondary development have a strong likelihood of being developed through to operational status.

After acquisition, we continue to develop the projects through to grid connection as our own. We pursue secondary permit development in markets with relatively liquid markets for energy permits that allow for smooth transfer of pre-operational solar assets from third-party developers to us. Under certain circumstances, we negotiate site acquisition, preliminary permits, grid connection agreements and PPAs for projects under our secondary development model depending on the development stage when we acquire them.

Permit Development Steps

The following sets forth each step of our permit development:

•

Evaluating project sites and location – The critical factors to consider when evaluating the site of a solar project include its solar irradiation, its proximity to a grid connection point, zoning regulations and its general geographic and topographic features. If the project site is suitable for development or acquisition, our regional development team submits a site assessment report on the land and other related information to our corporate headquarters for evaluation and approval.

•

Due diligence – Our in-house technical and EPC team, along with third-party experts we employ externally as needed, examine project items such as engineering and design specifications, technical risks and solar irradiation and environmental analyses. We pay specific attention to potential delays and cost overruns, grid capacity and additional costs which may not be captured in the technical design. We also ensure that the project, if being pursued under secondary development, has clean legal rights to the permits and other permissions it has secured, or, if being pursued under primary development, local laws and regulations present a clear and feasible framework for us to acquire the permits needed to develop the project to completion. In all cases, we ensure that local regulations allow us to properly realize our business intentions for the project, whether by allowing us to hold the project under our IPP model or transfer it under our BT model.

•

Market considerations – We target projects which have an appropriate balance of financial returns, costs and risks. Important factors include the applicable FIT associated with the project, the costs of maintenance, local taxes and fees, and the availability of local credit or other refinancing options. Our financial teams conduct financial forecasts based on information about the financial prospects of the solar project and the local energy market to make a profitability estimate and adjust our capital plan accordingly.

•

Permitting – Permit and licensing requirements vary depending on the jurisdiction of the solar project, but the key permits, licenses and agreements typically required for solar projects include land acquisition or lease contracts, environmental impact assessments, building or rezoning permits, planning consents, grid connection contracts and PPAs. We work closely with relevant government and private stakeholders to secure all necessary permits to develop a project, including local or regional planning authorities, electricity utilities, local communities, environmental agencies, as well as health and safety agencies.

Project Financing

A solar project sponsor typically sets up a project company as a special purpose vehicle to own a particular solar project and arrange for project financing. We typically enter contracts and other agreements under the name of the project company, which facilitates project financing by isolating the project and its assets, and any potential securitization requirements, from our broader global business.

A project’s construction costs are mainly funded by our working capital. We take opportunities to negotiate favorable credit terms with our equipment suppliers and EPC contractors when possible, such that payment is not due until several months after construction and grid connection are complete.

We generally seek to arrange debt financing for our solar projects from local banks and financial leasing companies in countries more open and receptive to renewable energy investments, such as China, where we primarily work with reputable banking institutions such as China Construction Bank Co., Ltd., Industrial and Commercial Bank of China Co., Ltd., China Minsheng Bank Co., Ltd. and Suzhou Bank Co., Ltd. In March 2015, we entered into cooperation framework agreements with each of these banks and obtained credit lines totaling RMB10.0 billion ($1.6 billion) from them. For solar projects in countries with more restricted access to debt financing, such as the U.S. and the U.K., we seek to arrange debt financing by leveraging our strong relationships with international financing sources such as reputable financial institutions like the China Development Bank and China Minsheng Bank.

Engineering, Procurement and Construction

Given the multi-jurisdiction coverage of our project portfolio, we choose to utilize our EPC capabilities or contract third party EPC contractors to service our own projects, based on our cost analysis taking into consideration of locations, topographical conditions as well as the quality and competition of local EPC service providers. For detailed information on our EPC capabilities, see “—Our Engineering, Procurement and Construction Service Business.”

Operation and Maintenance Business

We operate and maintain solar projects connected to the grid, usually for the same projects that we have provided EPC services to. We regularly maintain solar projects for our customers to ensure that these projects operate in good condition and comply with the recommendations issued by the grid company in order to remain connected. We utilize specialized software to monitor the performance and security of the solar projects on a real-time basis.

By operating the projects effectively and efficiently, we reduce down time and increase electricity output. A project’s major lifecycle costs mainly include the maintenance fee and the depreciation of modules, inverters and transformers. We monitor electricity production and any incidents or abnormalities which may impede normal operation. We adjust production levels based on the available capacity of the grid.

We also utilize our O&M capabilities for the projects in our portfolio and bear the associated costs. We operate and maintain our projects with the intention to maximize the utilization rate, rate of power generation and system life of our solar projects.

Our E-Commerce and Investment Business

We launched www.solarbao.com (“Solarbao”) in early 2015, a first-of-its-kind online energy e-commerce and investment platform in China that offers a variety of functionalities, including:

●	an e-commerce platform for retail customers or solar project developers to purchase various PV-related products and services, such as PV modules, kits or EPC services;

●

an Internet financing channel and a platform of PV-related wealth management products, through which we and third party DG project developers obtain project funding through purchasing PV modules from manufacturers, and subsequently onselling to and leasing back them from investors with a specified rate of leasing return. This Internet sale-and-leaseback model serves as an innovative and viable channel of funding our and third party developers’ DG projects, which historically have been difficult to finance due to market fragmentation and relatively small project size. It also provides investors with opportunities to obtain comparatively attractive rates of leasing return, through purchasing PV modules from us or third party developers and leasing them back. As of the date of this annual report, we expect that most of our PV-related wealth management products on Solarbao offer investors annualized rates of return of between 4% and 10%; and

●

an online ecosystem that includes its own marketplace and virtual currencies for trades. As part of the added benefits for the investors who have purchased PV modules and leased them back on Solarbao, “carbon beans,” a virtual currency that can be deposited in an online “carbon bank,” traded and redeemed for physical and virtual merchandises offered on an Internet marketplace, will be earned for every unit of electricity generated by the PV modules they have purchased and leased back to us or third party project developers. Both the “carbon bank” and the Internet marketplace are integral parts of our Solarbao platform.

Under the various functionalities of our e-commerce and investment platform outlined above, we expect that our revenue streams will include the difference between the returns on our DG projects and the returns that the investors are entitled to, the profit of purchasing PV modules from manufacturers and onselling them to investors, pre-agreed platform utilization commissions from investors when they transfer their ownerships in PV modules and pre-agreed commissions from third-party project developers when they utilize our platform as a financing channel, among others.

We believe that our e-commerce and investment platform is a creative option to meet our project financing needs, in addition to facilitating our multi-channel growth, evidenced by our platform’s broad revenue generation segments. We intend to attract a broad customer base through our tailored marketing and promotion plan, including conventional advertising and innovative marketing. We also plan to expand our customer base and create a global network connecting investors keen on solar industry investment opportunities and project developers around the world.

Because of PRC restrictions on foreign ownership of e-commerce businesses in China, we operate our solarbao.com e-commerce and investment platform in China through a series of contractual arrangements entered into among our PRC subsidiary, Yan Hua Internet Technology (Shanghai) Co., Ltd., our PRC variable interest entity, Solar Energy E-Commerce (Shanghai) Limited, and its shareholders, which enable us to exercise effective control over our PRC variable interest entity and to consolidate its financial results in our financial statements. These agreements include an exclusive consultancy and service agreement, a proxy voting agrement, an equity interest pledge agreement and an exclusive call option agreement.

Our Australia Distribution Business

In March 2015, we entered into a definitive share purchase agreement to acquire 80% of the equity interest in Solar Juice Pty Limited (“Solar Juice”), a company incorporated in Sydney, Australia. Solar Juice engages in the business of distributing solar kits, including PV modules, balance-of-system components, solar monitoring systems and inverters, to retail or corporate customers in Australia and Southeast Asia. According to SolarBusinessServices, a consultancy, Solar Juice was ranked the number one solar product distributor in Australia based on wholesale volume in 2013 and 2014. As of the date of this annual report, Solar Juice had over 3,000 Business-to-Business accounts, of which 700 were active on a monthly basis. We expect to complete the acquisition of Solar Juice by the end of 2015, and we believe that this business targeting attractive markets with high growth potential will be a valuable addition to our operations. For more information on our acquisition of Solar Juice, see “Management’s Discussion and Analysis of Financial Condition and Results of Operation—Recent Acquisition Activities.”

 Intellectual Property

We rely and will continue to rely on trade secrets, know-how and other unpatented proprietary information in our business. We own the following trademarks: Yes! Solar Solutions and Yes!, Sky Mount®. In addition, we have four Patent Cooperation Treaty applications, four provisional patents pending, one patent application and one design application for certain proprietary technologies.

Competition

The solar power market is intensely competitive and rapidly evolving, and we compete with major international and domestic companies over the development of solar projects. Our major competitors include leading global players such as SunPower Corporation, First Solar, Inc., Canadian Solar, Inc., SunEdison, Inc., SolarCity Corporation, Lightsource Renewable Energy Limited, and regional players such as West Holdings Corporation, Looop Inc, Zhenfa New Energy Science and Technology Co. Ltd., TBEA Sunoasis Co. Ltd., China Power Investment Corporation and other regional and international developers.

We believe that we can compete favorably with our competitors given that the key competitive factors for solar project development and operation include, without limitation:

●	industry reputation and development track record;

●	site selection and acquisition;

●	permit and project development experience and expertise;

●	relationship with government authorities and knowledge of local policies;

●	ability to secure high-quality PV modules and balance-of-system components at favorable prices and terms;

●	ready access to project financing;

●	control over the quality, efficiency and reliability of project development;

●	expertise in permit and project development; and

●	expertise in providing EPC and O&M services.

However, we cannot guarantee that some of our competitors do not or will not have advantages over us in terms of greater operational, financial, technical, management or other resources in particular markets or in general. In terms of the broader energy sector, the entire solar industry faces competition from other power generation sources, including conventional sources as well as other emerging technologies. Solar power has certain advantages and disadvantages when compared to other power generating technologies. The advantages include the ability to deploy products in many sizes and configurations, install products almost anywhere in the world, provide reliable power for many applications and reduce air, water and noise pollution. Yet other energy sources have advantages which may result in electric utilities, grid companies or other off-takers to enter PPAs or other electricity purchase arrangements with companies specializing in those energy sources rather than us or other companies specializing in solar power.

Suppliers

There are numerous suppliers of PV modules in the industry, and we have adopted a supplier-neutral approach. For both our EPC service business and global project development business, we select the suppliers based on whether we could obtain high-quality PV modules and balance-of-system components at favorable prices and payment terms. For both our EPC service and global project development business, we procure our PV modules from a broad range of suppliers including Hanwha Q CELLS Co., Ltd., CECEP Solar Energy Technology Co., Ltd., Znshine PV-tech Co., Ltd., Lightway Green New Energy Co., Ltd., and LDK, among others.

Customers and Marketing

We have historically provided EPC and O&M services, a line of business we are still engaged in. We are also selling electricity to the grid under our IPP model as well as selling solar projects under our BT model. Customers of our EPC services included independent power developers and producers as well as commercial and industrial companies. For our global project development business, we sell electricity to grid companies under our IPP model. Purchasers of our BT projects included utility companies, independent power developers and producers, commercial and industrial companies, residential and other solar energy system owners. Customers of our IPP business include power companies and other electricity off-takers operating in the United States, China, the U.K., Greece, and Italy. Although we derived most of our revenue in 2014 from provision of our EPC services, we expect to increase the percentage of revenue generated from our global project development business. For detailed information about our largest customers in 2014, see “----Our Engineering, Procurement and Construction Service Business.”

We promote our reputation by participating in industry conferences worldwide and aggressively diligencing development opportunities in strong potential markets. Members of our senior and local management team routinely meet with industry players and interested investors. Our business development teams around the world have significant experience building business in local markets and actively pursue growth opportunities around the world. We intend to continue to increase our marketing efforts going forward.

We historically engaged in high-profile marketing activities focused on developing our brand awareness not just among the solar business developers who have traditionally been our customers, but also among the general public. For example, in 2009, then-Governor Arnold Schwarzenegger made a speech at one of our 40-acre solar projects outside Sacramento, a media opportunity that we embraced to build our brand awareness.

As we shift our business towards global project development and the expansion of our EPC business in China, we have continued to embrace unique marketing strategies. In 2015, we announced a partnership with the Sacramento Kings basketball team under which we will install a roof-top solar system on the Kings’ Entertainment and Sports Center in downtown Sacramento. The partnership includes a 12-year sponsorship agreement which will leverage the Kings’ marketing resources to provide branding and marketing support to our marketing activities around the globe. The Kings will also add brand support to our www.solarbao.com e-commerce and investment platform in China, where we have also engaged with the famous Chinese pianist Lang Lang to act as spokesman for this new and exciting brand. In addition, we have undertaken “red packet” promotions, where we offered rebates on orders placed on Solarbao during Chinese New Year holiday in 2015 and other retail marketing programs in China to build brand awareness among the investors and individuals that we are targeting with our www.solarbao.com platform and EPC services. We feel this will increase our competitiveness across the spectrum of our services as a leading PV solutions provider.

Insurance

We maintain the types and amounts of insurance coverage that we believe are consistent with customary industry practices in all the countries where we operate. Our insurance policies cover employee-related accidents and injuries, property damage, machinery breakdowns, fixed assets, facilities and liability deriving from our activities, including environmental liability. We maintain business interruption insurance for interruptions resulting from incidents covered by insurance policies. We have not had any material claims under our insurance policies that would either invalidate our insurance policies or cause a material increase to our insurance premiums. We cannot assure you, however, that our insurance coverage will adequately protect us from all risks that may arise or in amounts sufficient to prevent any material loss.

Facilities

Our principal executive office is located in Shanghai, China, which occupies approximately 1,405 square meters of space. We also have leased offices in the U.S., the U.K., Japan, Hong Kong and other regions in China.

We believe that our facilities are in good condition and generally suitable and adequate for our needs in the foreseeable future. However, we will continue to seek additional space as needed to satisfy our growth.

Employees

As of December 31, 2014, we had 141 employees, fourteen of whom were located in the U.S., three in the U.K., seven in Hong Kong, four in Japan and 113 in China. In line with our business expansion, the number of our employees grew rapidly as well. As of the date of this annual report, we have 312 employees, fourteen of whom are located in the U.S., three in the U.K., nine in Hong Kong, four in Japan and 282 in China. None of our employees are represented by a labor union nor are we organized under a collective bargaining agreement. We have never experienced a work stoppage and believe that our relations with our employees are good.

The following table sets forth the number of our employees for each of our major functions as of the date of this annual report:

Major functions	Number of employees
Managerial functions	95
Operating functions	215
Others	2
Total	312

ITEM 1A.           RISK FACTORS

This section should be read in conjunction with the Consolidated Financial Statements and the accompanying notes thereto, and Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations included in this annual report. While the risks described below are the ones we believe are most important for you to consider, these risks are not the only ones that we are exposed to. If any of the following risks actually occur, our business, operating results, liquidity or financial condition could suffer, the trading price of our Shares could decline, and you could lose all or part of your investment.

Risks Related to Our Business and Industry

We conduct our business in diverse locations around the world and are subject to economic, regulatory, social and political risks internationally and in the regions where we operate.

We currently conduct our business operations in China, the U.S., Japan, the U.K., Panama, Greece and Italy, and as of the date of this annual report, we own and operate 50.9 MW of solar projects and have 96.8 MW of solar projects under construction across these jurisdictions. We also provide EPC services in China and the U.S. Our business is therefore subject to diverse and constantly changing economic, regulatory, social and political conditions in these jurisdictions.

Operating internationally exposes us to a number of risks globally and in each of the jurisdictions where we operate, including, without limitation:

●	global economic and financial conditions, including the stability of credit markets, foreign currency exchange and their fluctuations;

●	the supply and prices of other energy products such as oil, coal and natural gas in the relevant jurisdictions;

●	changes in government regulations, policies, taxes and incentives, particularly those concerning the electric utility industry and the solar industry;

●

reconciling heterogeneous, complex or contradictory regulations across different jurisdictions, international trade policies, including trade restrictions, embargoes and local sourcing or service requirements;

●

political risks, including risks of expropriation and nationalization of assets, potential losses due to civil unrests, acts of terrorism and war, regional and global political or military tensions, strained or altered foreign relations;

●

compliance with diverse and complex local environmental, safety, health and other labor laws and regulations, which can be onerous and costly, as the magnitude, complexity and continuous amendments to the laws and regulations are difficult to predict and liabilities, costs, obligations and requirements associated with these laws and regulations may be substantial;

●	dependence on local governments, utility companies and other entities for electricity, water, telecommunications, transportation and other utilities or infrastructure needs;

●	difficulties associated with local operating and market conditions, particularly regarding customs, taxation and labor;

●	difficulties for our senior management, primarily based in Shanghai, to effectively monitor local execution teams in diverse locations;

●	increased difficulty in protecting our intellectual property rights and heightened risk of intellectual property disputes;

●	failure of our contractual parties to honor their obligations to us, and potential disputes with regulatory authorities, customers, contractors, suppliers or local residents or communities;

●	obtaining fair access and legal remedies or benefits through local judicial or administrative bodies; and

●	failure to respond effectively to local competitive environment.

If economic recovery is slow in the markets where we operate, our business, financial condition, results of operations and prospects could be materially and adversely affected. Moreover, as we expand into additional markets, we may face unfamiliar regulatory regimes, business practices, governmental policies and industry conditions. As a result, our experience and knowledge of our existing markets may not be applicable to new markets that we enter, requiring significant time and resources to adapt our business to these unfamiliar markets. To the extent that our diverse business operations are affected by unexpected and adverse economic, regulatory, social and political conditions, we may experience business disruptions, loss of assets and personnel and other indirect losses and our business, financial condition and results of operations both locally and internationally could be materially and adversely affected.

The reduction, modification, delay or discontinuation of government subsidies and other economic incentives for the solar industry may reduce the profitability of our solar projects and materially adversely affect our business.

At present, solar power is not cost competitive with other energy sources in our existing markets and the new markets we plan to expend into. For a variety of technological and economic reasons, the cost of generating electricity from solar energy in these markets currently exceeds and, absent significant changes in technological or economic circumstances, will continue to exceed the cost of generating electricity from conventional and certain other competing energy sources. Therefore, government subsidies and incentives, primarily in the form of FIT price support schemes, tax credits, net metering and other incentives to end users, distributors, system integrators and manufacturers of solar products are generally required to enable companies such as us to successfully operate in these markets.

Government subsidies and incentives vary by geographic market. The availability and size of such subsidies and incentives depend, to a large extent, on political and policy developments relating to environmental concerns and other macro-economic factors. These government subsidies and incentives are expected to gradually decrease in scope or be discontinued as solar power technology improves and becomes more affordable relative to other types of energy. Reductions have occurred in certain countries where we have operations, such as Greece, and subsidies and incentives may be further reduced or discontinued in Greece or other countries where we currently or intend to operate. Reductions may apply retroactively to existing solar projects, which could significantly reduce the value of our existing solar projects and other businesses. Even if reductions in government subsidies and economic incentives apply only to future solar projects, our operations in that country could be materially and adversely affected as we would not be able to leverage our existing presence to drive further growth. Moreover, certain solar subsidies and incentives are designed to expire or decline over time, are limited in total funding, require renewal from regulatory authorities or impose certain investment or performance criteria on our business partners or us, which we may not be able to satisfy. In addition, we may not be able to upgrade our technologies rapidly enough to compensate for foreseeable reductions in government subsidies and incentives. As a result, a significant reduction in the scope or discontinuation of government incentive programs in our existing and target markets could have a material adverse effect on our business, financial condition, results of operations and prospects.

Recent changes to our business strategy provide a limited history on which to base our prospects and anticipated results of operations. Our historical operating results may not serve as an adequate basis to evaluate our future prospects and results of operations.

Prior to 2014, we were primarily engaged in providing EPC services to developers of solar projects in the U.S. We have since 2014 expanded our EPC service business to China and commenced our global project development business under IPP or BT model by ramping up our portfolio of solar projects. This limited operating history of developing and operating solar projects under IPP and BT model may not be a reliable indicator of our future performance.

Given our limited operating history under the current business model, we may not be able to ascertain and allocate the appropriate financial and human resources necessary to grow these new business areas. We may invest considerable capital into growing these businesses but fail to address market or customer demands or otherwise fail to achieve satisfactory financial return. In particular, our results of operations, financial condition and future success depend largely on our ability to continue to identify suitable projects that complement our solar project pipeline through acquisitions and secondary development, as well as our ability to obtain the required regulatory approvals, financing and cost-effective construction services for these acquisitions. We must also sustainably manage and operate the solar projects that we acquire, develop and hold under our IPP model, or successfully identify buyers for solar projects under our BT model. In addition, in expanding into these new business areas, we may be competing against companies that previously have not been our significant competitors, such as companies that have substantially more experience than we do with respect to solar projects under IPP and BT model. If we are unable to achieve growth in these new business areas, our overall growth and financial performance may be limited relative to our competitors and our operating results could be adversely impacted.

Due to the change in our strategic focus and revenue generating efforts since 2014, our prior operating history and historical operating results may not provide a meaningful basis for evaluating our business, financial performance and prospects. Period-to-period comparisons of our operating results and our results of operations for any period should not be relied upon as an indication of our performance for any future period. We have incurred net losses since our inception and as of December 31, 2014, we had an accumulated deficit of approximately $61.3 million. We may not be able to achieve or maintain profitability in the future.

We may not be able to acquire additional solar projects to grow our project portfolio, or effectively integrate or realize the anticipated benefits of our acquisitions.

Our current business strategy includes plans to further increase the number of solar projects we own and operate. We have significantly expanded our operations through acquisitions of solar projects across different development stages in China, Japan, the U.S., the U.K., Panama, Greece and Italy since 2014, and may acquire additional businesses, products or technologies or enter into joint ventures or other strategic initiatives in the future. Accordingly, our ability to execute our expansion strategies depend on our ability to identify suitable investment or acquisition opportunities, which are subject to numerous uncertainties. We may not be able to identify favorable geographical markets for expansion or assess local demand for solar power, identify a sufficient number of projects as contemplated, or secure project financing and refinancing on reasonable terms for the contemplated acquisitions. In addition, our competitors may have substantially greater capital and other resources than we do, and may be able to pay more for an acquisition and may be able to identify, evaluate, bid for and acquire a greater number of projects than our resources permit.

Furthermore, we may not realize the anticipated benefits of our acquisitions and each transaction involves numerous risks, including, among others:

●	difficulty in assimilating the operations and personnel of the acquired business;

●	difficulty in effectively integrating the acquired assets , technologies or products with our operations;

●	difficulty in maintaining controls, procedures and policies during the transition and integration;

●	disruption of our ongoing business and distraction of our management from daily operations;

●	inability to retain key technical and managerial personnel and key customers, suppliers and other business partners of the acquired business;

●	inability to achieve the financial and strategic goals for the acquired and combined businesses as a result of insufficient capital resources or otherwise;

●	incurring acquisition-related costs or amortization costs for acquired intangible assets that could impact our operating results;

●	potential failure of the due diligence processes to identify significant issues with product quality, legal and financial liabilities, among others;

●

potential failure to comply with local regulatory requirements or to obtain construction, environmental and other permits and approvals from governmental authorities in a timely manner or at all, which could delay or prevent such acquisitions; and

●

potential failure to connect the acquired solar projects to the local grid on schedule and within budget, to ensure sufficient grid capacity for the life of the solar projects, or to collect FIT payments and other economic incentives as expected from local government authorities.

Acquisitions of companies are inherently risky, and ultimately, if we do not generate expected economic returns from the acquired businesses, or become responsible for any preexisting liabilities related to the acquired businesses, we may not fully realize the anticipated benefits of the acquisitions, which could adversely affect our business, financial condition or results of operations.

Our results of operations may be subject to fluctuations.

Historically, we have primarily generated revenue from the provision of EPC services. Before we achieve economies of scale in terms of our IPP projects and receive steady electricity generation income, our revenue in a given period will depend on the solar projects we provide EPC services to, or the number of solar projects sold under our BT model, and therefore subject to significant fluctuations. For instance, we may generate a significant portion of our revenues from the one-time sale of solar projects for certain periods. Moreover, certain aspects of our operations will also be subject to seasonal variations. For example, we may schedule significant construction activities to connect solar projects to the grids prior to a scheduled decrease in FIT rates in order to qualify for more favorable FIT policies.

To the extent that we continue to develop, build and sell solar projects while we are ramping up our IPP projects, we may be exposed to similar risks going forward.

Failure to manage our evolving business could have a material adverse effect on our business, prospects, financial condition and results of operations.

We intend to expand our business significantly within our existing markets and in a number of selected new locations in the future. We also intend to significantly expand our global project development business in the future. As our operations evolve, we expect to encounter additional challenges to our internal management, construction contracting management, investment and acquisition management, project management, project funding infrastructure and financing capabilities. Our existing operations, personnel, systems and internal control may not be adequate to support our business expansion and may require additional unanticipated investments in our internal management infrastructure. To manage the future growth of our operations, we will be required to improve our administrative, operational and financial systems, procedures and controls, and maintain, expand, train and manage a growing number of employees. In additional, we will need to hire and train additional project development personnel to manage our growing portfolio of IPP and BT projects. If we are unable to manage our growth effectively, we may not be able to take advantage of market opportunities, execute our business strategies successfully or respond to competitive pressures. As a result, our business, prospects, financial condition and results of operations could be materially and adversely affected.

We act as the general contractor for our customers for the provision of EPC services, and are subject to risks associated with construction, delays and other contingencies, which could have a material adverse effect on our reputation, business and results of operations.

Historically, we have primarily generated revenue from the provision of EPC services. We generally enter into fixed-price EPC contracts under which we act as the general contractor for our customers in connection with the installation of their solar power systems. All essential costs are estimated at the time of entering into the EPC contracts for a particular project, and are reflected in the overall fixed-price that we charge our customers. These cost estimates are preliminary and may or may not be covered by contracts between us or our subcontractors, suppliers or other parties to the project. In addition, we engage qualified and licensed subcontractors for the construction of our EPC projects. Shortages of such skilled labor could significantly delay a project or otherwise increase our costs. Should miscalculations in project planning or delay in execution occur (including those due to unexpected increases in inflation, commodity prices or labor costs), we may not be able to achieve our expected margins or recover our costs.

In addition, our EPC contracts generally provide for specified performance milestones. Delays in supply of PV module or components, construction delays, unexpected performance problems in electricity generation or other events may cause us to fail to meet these performance criteria, resulting in unanticipated and severe revenue and earnings losses and financial penalties. If we are unable to complete the development of a solar project, or fail to meet one or more agreed target construction milestone dates, any agreed upon system-level capacity or energy output guarantees or warranties (including, for some projects, twenty-five year performance warranties) or other terms under our EPC contracts, or the solar projects we develop cause grid interference or other damage, we may be subject to termination of such contracts or significant damages, penalties and/or other obligation under the EPC agreements or other agreements relating to the projects (including obligations to repair, replace and/or supplement additional modules and balance of system materials for the projects), particularly if our liabilities are not capped under the terms of such agreements, and we may not be able to recover our investment in the project. The occurrence of any of these events could have a material adverse effect on our reputation, business and results of operations.

We generally recognize revenue from EPC services on a “percentage of completion” basis and payments are due upon the achievement of contractual milestones and any delay or cancellation of a project could adversely affect our business.

We generally recognize revenue from our EPC services on a “percentage of completion” basis, and as a result, revenues from our EPC services are driven by the performance of our contractual obligations, which is in turn generally driven by timelines of the installation of solar power systems at customer sites. Such arrangement could result in unpredictability of revenue and in the near term, a revenue decrease. As with any project-related business, there is potential for delays within any particular customer project. Variation of project timelines and estimates may impact our ability to recognize revenue in a particular period. In addition, certain EPC contracts may provide for payment milestones due at specified stages throughout the development of a project. Because we must invest substantially in a project in advance of achieving these milestones and receiving payments, delay or cancellation of the project could adversely affect our business and results of operations.

We may fail to comply with laws and regulations in the markets we operate.

The development, construction and operation of solar projects are highly regulated. We conduct our operations in many jurisdictions and are subject to different laws and regulations, including national and local regulations relating to building codes, taxes, safety, environmental protection, utility interconnection, metering and other matters. We also establish subsidiaries with operations in these countries and jurisdictions which are required to comply with various local laws and regulations. While we strive to work with our local counsel and other advisers to comply with the laws and regulations of each jurisdiction where we operate, there have been, and may continue to be, instances of non-compliances such as late filings of annual accounts with the appropriate governmental authorities, failure to notify governmental authorities of certain transactions, failure to hold annual meetings as required, failure to register director or address changes or other local requirements which may result in fines, sanctions or other penalties against our non-complying subsidiaries and its directors and officers. While we do not believe our past and continuing non-compliances, singularly or in the aggregate, will have a material adverse effect on our business, financial condition or results of operations, we cannot assure you that similar or other non-compliances will not occur in the future which may materially and adversely affect our business, financial condition or results of operations.

We are responsible for obtaining a variety of approvals, permits and licenses from various authorities for our solar projects. The procedures for obtaining such approvals, permits and licenses vary from country to country, making it onerous and costly to adhere to the varying requirements and standards of individual localities. Failure to obtain the required approvals, permits or licenses or to comply with the conditions associated therewith may result in fines, sanctions, suspension, revocation or non-renewal of approvals, permits or licenses, or even criminal liabilities, which could material and adversely affect our business, financial condition and results of operations. In addition, new government regulations pertaining to our business or solar projects may result in significant additional expenses. We cannot assure you that we will be able to promptly and adequately respond to changes of laws and regulations in various jurisdictions, or that our employees and contractors will act in accordance with our internal policies and procedures. Failure to comply with laws and regulations where we develop, own and operate solar projects may materially and adversely affect our business, results of operations and financial condition.

The market demand for solar power is strongly influenced by government regulations and policies concerning the electric utility industry as well as policies promulgated by electric utilities in each of the markets we operate. These regulations and policies often relate to electricity pricing and technical interconnection of electricity generation. Customer purchases of alternative energy sources, including solar power technology, could be deterred by these regulations and policies, which may significantly reduce the demand for our PV solutions. For example, without a regulatory-mandated exception for solar power systems, utility customers are often charged interconnection or standby fees for putting distributed power generation on the electric utility grid. These fees could increase, rendering solar power less cost competitive in these markets and our PV solutions less desirable.

It is difficult to ensure ongoing compliance with the changing requirements of individual markets. Any new government regulations or utility policies pertaining to solar projects may result in significant additional expenses to us or other industry participants and as a result could cause a significant reduction in demand for our PV solutions.

The solar industry competes with both conventional power industries and other renewable power industries.

The solar industry faces intense competition from all other players within the energy industry, including both conventional energy providers such as nuclear, natural gas and fossil fuels as well as other renewable energy providers, including geothermal, hydropower, biomass, wind, nuclear energy, natural gas and other fossil fuels. Other energy sources may benefit from innovations that reduce costs, increase safety or otherwise improve their competitiveness. New natural resources may be discovered, or global economic, business or political developments may disproportionately benefit conventional energy sources or other renewable energy sources at the expense of solar. Governments may strengthen their support for other renewable energy sources and reduce their support for the solar industry. For instance, the recent decline in oil prices has adversely impacted the competitiveness of solar energy. Failure for our customers, other business partners or us to compete with the providers of other energy sources may materially and adversely affect our business, results of operations and financial condition.

The market for solar project development is highly competitive.

There is currently intense competition in the solar industry, particularly in the downstream project development segment. Solar projects encounter competition from utilities, industrial companies and other independent power producers. In recent years, there has been increasing competition for the award of PPAs, which has in some markets resulted in an excess supply above designated reserve margins and has been a contributing factor in the declining electricity prices in many markets. In light of these conditions, we may not be able to obtain PPAs for our new solar projects under IPP model, and we may not be able to renew PPAs on the same terms and conditions upon expiration, particularly in terms of securing an electricity sale price that enables profitable operation or the sale of a project at anticipated value, if at all.

We have only recently expanded our business to include global project development and may not have the same level of expertise and customer base as our competitors, which may affect our ability to successfully establish our presence in this market. Our current or potential competitors may have greater operational, financial, technical, market share, scale, management or other resources than us in our existing or target markets. Our competitors may also enter into strategic alliances with other competitors to our detriment, or may ally with our suppliers or contractors, thereby limiting our procurement choices and our flexibility in project development. Our current or potential competitors may offer PV solutions comparable or superior to ours at the same or lower prices, or adapt more quickly to industry trends than we do. Increased competition may result in price reductions, reduced profit margins and loss of market share.

Technological advances in the solar industry could render our PV solutions uncompetitive or obsolete.

The solar industry is characterized by its rapid adoption and application of technological advances. This requires us to develop new PV solutions and enhance our existing PV solutions to keep pace with and respond effectively to evolving technologies, market conditions and customer demands. Our competitors may develop technologies more advanced and cost-effective than ours. We will need to invest substantially in research and development to maintain our market position and effectively compete in the future. Our failure to further refine or enhance our technologies could render our technologies uncompetitive or obsolete, which could reduce our market share and cause our revenues to decline.

In addition, we may invest in and implement newly-developed, less-proven technologies in our project development or in maintaining or enhancing our existing projects. There is no guarantee that these new technologies will perform or generate customer demand as anticipated. The failure of our new technologies to perform as anticipated may materially and adversely affect our business and results of operations.

If sufficient demand for solar projects develops slower than we anticipate, develops in ways inconsistent with our strategy, or fails to develop at all, our business, financial condition, results of operations and prospects could be materially and adversely affected.

The solar power market worldwide is at a relatively early stage of development compared to conventional power markets and other renewable power markets, such as that for hydropower. Thus, trends in the solar industry are based only on limited data and may be unreliable. Many factors may affect the demand for solar projects worldwide, including:

●	the cost and availability of project financing for solar projects;

●	fluctuations in economic and market conditions that improve the viability of competing energy sources;

●	the cost-effectiveness, performance and reliability of solar projects compared to conventional and other non-solar energy sources;

●	the availability of grid capacity allocated to solar power;

●	political opposition to solar power due to environmental, land use, safety or other local concerns;

●	the availability of government subsidies and incentives to support the development of the solar industry;

●	public perceptions of the utility, necessity and importance of solar power and other renewable energies;

●	the success of other alternative energy generation technologies, such as fuel cells, wind power and biomass; and

●	utility and grid regulations that present unique technical, regulatory and economic barriers to the development, transmission and use of solar energy.

Our analysis and predictions concerning the future growth of the solar industry are based on complex facts and circumstances and may be incorrect. If market demand for solar projects in our existing or target markets fails to develop according to our expectations, our business, financial condition, results of operations and prospects could be materially and adversely affected.

Our substantial indebtedness could adversely affect our business, financial condition and results of operations.

We require a significant amount of cash to meet our capital requirements and fund our operations, including payments to suppliers for PV modules and components and to contractors for EPC services. As of December 31, 2014, we had $47.5 million in outstanding short-term borrowings (including the current portion of long-term bank borrowings) and no outstanding long-term bank borrowings (excluding the current portion).

Our existing debt may have significant consequences on our operations, including:

●	reducing the availability of our cash flow to fund working capital, capital expenditures, acquisitions and other general corporate purposes as a result of our debt service obligations;

●	limiting our ability to obtain additional financing;

●	increasing our vulnerability to, changes in our business, the industry in which we operate and the general economy;

●	potentially increasing the cost of any additional financing; and

●	limit our ability to make future acquisitions.

Any of these factors and other consequences that may result from our substantial indebtedness could have an adverse effect on our business, financial condition and results of operations as well as our ability to meet our payment obligations under our existing debt facilities. Our ability to meet our payment obligations under our existing debt facilities depends on our ability to generate significant cash flow in the future. This, to some extent, is subject to general economic, financial, competitive, legislative and regulatory factors as well as other factors that are beyond our control.

Our business requires significant financial resources. If we do not effectively manage our cash and other liquid financial assets and execute our liquidity plan, we may not be able to continue as a going concern.

We incurred net losses of $32.2 million and $5.2 million in 2013 and 2014, respectively. We incurred cash flow from operations of $11.2 million in 2013 and negative cash flow from operations of $56.5 million in 2014. Historically, we have primarily relied on cash from our operations, bank borrowings, private placements and financial leases to fund our operations.

Our management reviews our forecasted cash flows on an ongoing basis to ensure that we will have sufficient capital from a combination of cash flow from operations and proceeds from financing activities, if required, in order to fund our working capital and capital expenditures. We expect that our existing cash and cash equivalents and cash flows from operations will be sufficient to meet our anticipated working capital requirements and capital expenditure for at least the next 12 months - but generally inadequate to pursue new project acquisition or development initiatives without additional capital. The timing and amount of our working capital and capital expenditure requirements may vary significantly depending on numerous factors, such as the timeliness of payments from our customers. We have filed liens to secure customer payments for each of our solar projects, but there is no assurance that such payment will be timely collected. Without access to sufficient level of capital from operations or through bank borrowings or other sources, we may not be able to execute our growth strategy or pursue additional projects, or may not be able to continue as a going concern, which could adversely affect our results of operations and impair our long-term growth.

Our growth prospects and future profitability and our ability to continue to acquire solar projects depends on the availability of sufficient financing on terms acceptable to us.

The development of solar projects requires significant up-front cash investments, including the costs of permit development, construction and associated operations. Since 2014, we have been expanding our solar project portfolio primarily by acquiring solar projects across different development stages. Such expansion strategy requires significant upfront capital expenditures which, depending on the respective development stages of the acquired projects, may not be recouped for a significant period of time. As a result, we are required to pursue a wide variety of capital resources to fund our operations, including private placements, bank loans, financial leases and other third-party financing options.

Our ability to obtain sufficient financing is subject to a number of uncertainties, including:

●	our future financial condition, results of operations and cash flows;

●	the general condition and liquidity of global equity and debt capital markets;

●	internationally widespread regulatory and government support for solar power, such as through tax credits and FIT schemes;

●	the availability of credit lines from banks and other financial institutions;

●	economic, political, social and other conditions in the markets where we operate;

●	our level of indebtedness and ability to comply with financial covenants under our debt financing; and

●	tax and securities laws which may hamper our ability to raise capital.

Due to these or other reasons, we may not be successful in obtaining the required funds for project acquisition. Furthermore, we may be unable to refinance our bank borrowings on favorable terms, or at all, upon the expiration or termination of our existing loan facilities. In addition, rising interest rates could adversely affect our ability to secure financing on favorable terms. Our failure in securing suitable financing sources in a timely manner or at all, or on commercially acceptable terms, could significantly limit our ability to execute our growth strategies or future acquisitions, and may have a material adverse effect on our business, financial condition, results of operations and cash flows.

An increase in interest rates or lending rates or tightening of the supply of capital in the global financial market could make it difficult for our customers to finance the cost of EPC services or solar projects and could reduce the demand of our PV solutions.

Many of our customers depend on debt and/or equity financing to fund the initial capital expenditure required to develop, build and/or purchase solar projects. These structured finance arrangements are complex and rely heavily on the creditworthiness of the customer as well as required returns of the financial institutions. Depending on the status of financial markets and overall economic conditions, financial institutions may be unwilling or unable to provide financing to our customers, which could materially and adversely affect our ability to maintain or grow our revenues. In addition, an increase in interest rates or lending rates, or a reduction in the supply of debt financing or tax equity investments, could reduce the number of solar projects that receive financing or otherwise make it difficult for our customers to secure the financing necessary to develop, build or purchase a solar project on favorable terms, or at all, and thus lower demand for our PV solutions, which could limit our growth or reduce our net sales.

The significant period of time between our upfront investments in solar projects and their commencement of revenue generation could materially and adversely affect our liquidity, business and results of operations.

We have since 2014 commenced our global project development business under IPP or BT model by ramping up our portfolio of solar projects. Months or even years may pass between the time that we make significant upfront investments in the solar projects and the time that we commence to receive revenue from the electricity generated by these solar projects after grid connection (under our IPP model) or from the sale of these projects (under our BT model). These upfront investments include, among others, legal, accounting and other professional fees, costs associated with feasibility studies and due diligence, payments for land use rights, construction costs, government permits and deposits for grid connection agreements and PPAs, all of which may not be refundable if a project fails to achieve completion. We have historically relied on private placements, bank loans and financial leases to cover costs and expenses incurred during project development.

In particular, there could be an especially long gap between the initial assessment of a project, the first steps of acquiring land use rights and negotiating interconnection agreements and the obtaining of governmental approvals for construction. Acquisition of land use rights can be particularly time-consuming if we are engaged in primary development and need to negotiate with land owners or government entities. The significant length of time it takes to develop solar projects increases the risk for adverse events to occur during such process, whether they be economic, environmental, political, social or otherwise, that could cause further delays in project development or increase the overall development costs. Such adverse developments or unanticipated delays could render us unable to recoup our initial investment in the solar projects, and materially and adversely affect our liquidity, profitability and results of operations.

We may encounter unexpected difficulties when developing solar power projects.

In 2014, we commenced our global project development business by ramping up our portfolio of solar projects under both IPP and BT model, see “ Item 1. Business—Our Global Project Development Business.” The development of solar projects involve numerous risks and uncertainties and require extensive research, planning and due diligence. Before we can determine whether a solar project is economically, technologically or otherwise feasible, we may be required to incur significant capital expenditure for land and interconnection rights, preliminary engineering, permitting, legal and other work. Success in developing a particular solar project is contingent upon, among others:

●	securing the rights to suitable project locations with access to the grid, necessary rights of way, and satisfactory land use permissions;

●	rezoning land, as necessary, to support a solar project;

●	negotiating and receiving on schedule the required permits and approvals for project development from government authorities;

●	completing all required regulatory and administrative procedures needed to obtain permits and agreements;

●	obtaining rights to interconnect the solar project to the grid or to transmit energy;

●	paying interconnection and other deposits, some of which are non-refundable;

●	negotiating favorable payment terms with module and other equipment suppliers and contractors;

●	signing PPAs or other off-take arrangements that are commercially acceptable and adequate for providing financing;

●	obtaining construction financing, including debt financing and equity contributions, as appropriate; and

●	satisfactorily completing construction on schedule.

Successful completion of a particular solar project may be adversely affected by numerous factors, including, without limitation:

●	unanticipated delays or changes in project plans;

●	changes or additions to laws and regulations requiring additional permits, licenses and approvals, or difficulties in obtaining and maintaining existing governmental permits, licenses and approvals;

●	the inability to obtain adequate financing with acceptable terms;

●	unforeseeable engineering problems, construction or other unexpected delays and contractor performance issues;

●	delays, disruptions or shortages of the supply of labor, equipment and materials, including work stoppages;

●	defective PV module or other components sourced from our suppliers;

●	adverse weather, environmental and geological conditions, force majeure and other events out of our control; and

●	cost overruns due to any one or more of the foregoing factors.

Accordingly, some of the solar projects in our portfolio may not eventually commence operation and connect to the grid, or even proceed to construction. If a number of our solar projects are not completed, our business, financial condition and results of operations could be materially and adversely affected.

Our construction activities may be subject to cost overruns or delays.

We engage third-party contractors for the construction of solar projects. Construction of solar projects involves numerous risks and uncertainties, and may be adversely affected by circumstances outside of our control, including seasonal changes, inclement weather, failure to receive regulatory approvals on schedule or third-party delays in supplying PV modules or other materials. We may not be able to negotiate satisfactory construction agreements with third-party contractors, or our third-party contractors may not be able to contract with their subcontractors on a timely basis. In addition, if our contractors fail to adhere to our quality standards or otherwise fail to meet their contractual obligations to us, or if there is a shortage of contractors or labor strikes that prevents our contractors from completing their construction work on schedule or within budget, the solar projects may experience significant delays or cost overruns. Increases in the prices of solar products and components may also increase our procurement costs. Labor shortages, work stoppages and labor disputes could significantly delay a project or otherwise increase our costs. In addition, delays in obtaining or failure to obtain required construction permits could also delay or hinder the construction of our solar projects. A lack of proper construction permits or post-construction approvals could delay or prevent our solar projects from commencing operation and connecting to the relevant grid.

We may not be able to recover any of our losses resulting from construction cost overruns or delays. In addition, since the FIT applicable to a solar project generally depends on its lead time to grid connection, construction and connection delays may lead to a lower-than-expected FIT, which would adversely affect the long-term value and potentially the viability of the project. Many PPAs also require our solar projects to connect to the grid by a certain date. If the construction of solar project is significantly delayed, we may be in violation of our PPAs or may only be entitled to reduced FIT payments, if at all. A reduction or forfeiture of FIT payments would materially and adversely affect the financial results and results of operations for a solar power project. Any of the above contingencies could lead to our failure to generate expected return from our solar projects and result in unanticipated and significant revenue and earnings losses.

We rely on third-party suppliers and contractors when developing our solar power projects.

We source PV modules and other balance-of-system components from a wide selection of third-party suppliers and LDK and engage third-party contractors for the construction of solar projects. We typically enter into contracts with our suppliers and contractors on a project-by-project basis and do not maintain long-term contracts with our suppliers or contractors. Therefore, we are generally exposed to price fluctuations and availability of PV modules and balance-of-system components sourced from our suppliers and construction services procured from our contractors. For example, in light of changing market dynamics and government policies, the price and availability of PV modules have been subject to significant volatility in recent years. Increases in the prices of PV modules or balance-of-system components, decreases in their availability, fluctuations in construction, labor and installation costs, or changes in the terms of our relationship with our suppliers and contractors may increase the cost of procuring equipment and engaging contractors and hence materially adversely affect our financial condition and results of operations.

Furthermore, the delivery of defective products or products or construction services by our suppliers or contractors which are otherwise not in compliance with contract specifications, or the late supply of products or construction services, may cause construction delays or solar power projects that fail to adhere to our quality and safety standards, which could have a material adverse effect on our business, results of operations, financial condition and cash flow.

Warranties provided by our suppliers and contractors may be limited or insufficient to compensate our losses, or may not cover the nature of our losses incurred.

We expect to benefit from various warranties, including product quality and performance warranties, provided by our suppliers and contractors. These suppliers and contractors, however, may file for bankruptcy, cease operations or otherwise become unable or unwilling to fulfill their warranty obligations. Even if a supplier fulfills its warranty obligations, the warranty may not be sufficient to compensate us for all of our losses. In addition, the warranty period of inverters and transformers generally expire within 5 to 10 years after the date each equipment is delivered or commissioned and are subject to liability limits. Where damages are caused by defective products provided by our suppliers or construction services delivered by our contractors, our suppliers or contractors may be unable or unwilling to perform their warranty obligations as a result of their financial condition or otherwise, or if the warranty period has expired or a liability limit has been reached, there may be a reduction or loss of warranty protection for the affected projects, which could have a material adverse effect on our business, financial condition and results of operations.

Our solar projects may not perform up to our expectations.

The projects in our solar project portfolio are relatively new with expected operating lives of more than 20 years. The majority of our projects in operation at the time of this annual report have commenced operations within the last 6 to 12 months. In addition, the projects we acquire in the future may not have commenced construction or operation or otherwise have a limited operating history. As a result, our assumptions and estimates regarding the future performance of these projects are, and will be, made without the benefit of a meaningful operating history, which may impair our ability to accurately assess the potential profitability of the projects. The performance of these projects will also be subject to risks inherent in newly constructed renewable energy projects, including breakdowns and outages, latent defects, equipment that performs below our expectations and system failures. Failure of some or all of our projects to perform up to our expectations could have a material adverse effect on our business, financial condition and results of operations.

We may not be able to obtain long-term contracts for the sale of electricity generated by our solar projects under IPP model at prices and on other terms favorable to attract financing and other investments.

We have since 2014 started acquiring solar projects across different stages of development globally and to hold some of these acquired projects under our IPP model. Obtaining long-term contracts for the sale of electricity generated by our solar projects under IPP model at prices and on other terms favorable to us will be essential for obtaining financing or completing construction of these projects. We must compete for PPAs against other developers of solar and renewable energy projects. Furthermore, other sources of power, such as natural gas-fired power plants, have historically been cheaper than the cost of solar power and power from certain types of projects, such as natural gas-fired power plants, can be delivered on a firm basis. The availability of PPAs is subject to a number of economic, regulatory, tax and public policy factors. The inability to compete successfully against other power producers or otherwise enter into PPAs favorable to us would negatively affect our ability to develop and finance our projects and negatively impact our revenue.

We may be subject to unforeseen costs, liabilities or obligations when providing O&M services.

We provide ongoing O&M services to third-party solar projects under fixed-price long-term service agreements, pursuant to which we generally perform all scheduled and unscheduled maintenance and operating and other asset management services for the system. Our costs to perform these services are estimated at the time of entering into the O&M agreement for a particular project, and these are reflected in the fixed-price that we charge our customers under the O&M agreement. Should miscalculations in estimating these costs occur (including those due to unexpected increases in inflation or labor costs), our O&M services may not be profitable and our growth strategy and results of operations could be adversely affected. Because of the long-term nature of these O&M agreements, the adverse impacts on results of operations could be significant, particularly if our liabilities are not capped or subject to an above-market liability cap under the terms of the O&M agreement. In addition, we may be subject to substantial costs, liabilities or obligations in the event that the solar projects we maintain and operate do not meet any agreed-upon system-level availability or performance warranties.

We may become designated as a utility company in certain jurisdictions in the future and become subject to increased regulation as a result.

We currently are not subject to regulation as a utility company in any jurisdiction. Our business strategy includes significant expansion into downstream markets as an independent developer of solar projects. Ownership and operation of these solar projects and engaging in the business of electricity sales could result in certain jurisdictions choosing to regulate us as a utility company in the future. Utility companies are typically subject to price controls, complex regulations and other legal controls at the local, state or national level in various jurisdictions, which could impose significant new restrictions on our business, operations and strategy by prohibiting or otherwise restricting our electricity sales. If we were regulated as a utility company, our operating costs could materially increase.

We have limited insurance coverage.

Our insurance policies cover employee-related accidents and injuries, property damage, machinery breakdowns, fixed assets, facilities and liability deriving from our activities, including environmental liability. See “Item 1. Business—Insurance.” We consider our current insurance coverage to be adequate, but we cannot assure you that our insurance will be sufficient or effective under all circumstances and against all hazards or liabilities to which we may be subject. Furthermore, our insurance coverage is subject to deductibles, caps, exclusions and other limitations. A loss for which we are not fully insured could have a material adverse effect on our business, financial condition, results of operations and cash flows. Furthermore, due to rising insurance costs and changes in the insurance markets, we cannot assure you that our insurance coverage will continue to be available at comparable rates or on similar terms, if at all. We may also reduce or cancel our insurance coverage at any time. We may not be able to maintain or obtain insurance of the type and amount we desire at reasonable rates and we may elect to self-insure a portion of our solar project portfolio. Any losses not covered by insurance could have a material adverse effect on our business, financial condition, results of operations and cash flows.

In addition, the insurance industry in many parts of the world is still in an early stage of development. As we continue to expand our global presence, we cannot assure you that we will be able to obtain adequate insurance coverage in each of the new markets we enter. To the extent that our operations are not adequately insured in these markets, our business, financial condition and results of operations may be materially and adversely affected.

We may be the subject of product or strict liability claims if the provision of our EPC services or the solar projects we sell result in injury or damage, and we have limited insurance coverage to protect against such claims, as well as losses that may result from business interruptions or natural disasters.

Solar projects are highly sophisticated and generate and transfer large volumes of electric charge with the potential to harm or kill, whether by improper installation or other causes. We are therefore exposed to an inherent risk of product liability claims or class action suits in the event that the installation of the solar power systems during the provision of our EPC services, or the solar projects we sell under BT model, results in injury or damage, and we may even be liable in some jurisdictions under a strict liability theory, where liability holds even if we are not at fault. Moreover, to the extent that a claim is brought against us, we may not have adequate resources to defend ourselves. We rely on our general liability insurance to cover product liability and other liability claims and have not separately obtained product liability insurance. The successful assertion of product or strict liability claims against us could result in significant monetary damages and, if our insurance coverage is inadequate, require us to make significant payments which could have a materially adverse effect on our financial results. Any such business disruption could result in substantial costs and diversion of resources.

Solar energy generation depends heavily on suitable meteorological conditions. If weather conditions are unfavorable, our power generation output, and therefore the revenue from our solar projects, may be substantially below our expectations.

The electricity produced and revenues generated by solar projects are highly dependent on suitable solar conditions and associated weather conditions. Such conditions are beyond our control. Furthermore, components of these generation systems, including solar panels and inverters, can be damaged by severe weather, such as heavy snowstorms, hailstorms, ice storms, lightning strikes, extreme winds, earthquakes or tornadoes. Replacement and spare parts for key components may be difficult or costly to acquire or may be unavailable. Unfavorable weather and atmospheric conditions could reduce the output of our solar projects below projected generation, damage or impair the effectiveness of our projects or require shutdown of key equipment, impeding operation of our projects and our ability to achieve forecasted revenues and cash flows.

The amount of electricity solar projects produce is dependent in part on the amount of sunlight, or insolation, where the projects are located. Because shorter daylight hours in winter months results in less insolation, the generation of particular projects will vary depending on the season.

We base our investment decisions with respect to solar power generation assets on the findings of related solar studies conducted prior to construction or based on historical conditions at existing projects. However, actual climatic conditions at an asset site may not conform to the findings of these studies and, therefore, our solar projects may not meet anticipated production levels or the rated capacity of our projects, which could adversely affect our business, financial condition, results of operations and cash flows.

The operation of solar projects involves significant inherent risks and hazards that could have a material adverse effect on our business, financial condition, results of operations and cash flows.

The operation of solar projects involves numerous hazardous activities, including delivering electricity to transmission and distribution systems. We are subject to natural disasters such as earthquakes, floods, snow obscuration, high temperatures, lightning, hurricanes, long-term climate changes, volcanoes and wind risks, as well as other inherent risks affecting resource availability such as fire, explosion, soil and ice buildup, structural collapse and equipment failure. Moreover, we may suffer from negligent acts by our PPA counterparties or other third parties. Our roof-top projects could cause damage to the building roof, resulting in claims due to water damages or replacement of roofing materials. These and other hazards can cause significant personal injury or loss of life, severe damage to, and destruction of, property and equipment and contamination of, or damage to, the environment, wildlife takes or fatalities and suspension of operations. The occurrence of any of these events may result in lawsuits against us asserting claims for substantial damages, including for environmental cleanup costs, personal injury and property damage and fines and/or penalties.

In addition, the ongoing operation of solar projects face risks that include the breakdown or failure of equipment or processes or performance below expected levels of output or efficiency due to wear and tear, latent defect, design error or operator error or force majeure events, among others. Unplanned outages, including extensions of scheduled outages, occur from time to time and are an inherent risk of our business. Unplanned outages typically increase our operation and maintenance expenses and may reduce our revenues as a result of generating and selling less electricity.

If we fail to properly operate and maintain our solar projects, these projects may experience decreased performance, shortened operating life or shut downs. Our solar projects may also require periodic upgrading and improvement. Through changes in our own operation or local conditions, the costs of operating the project may increase, including costs related to labor, equipment, insurance and taxes. If we cause damage to third parties, we may become liable for the consequences of any resulting damage. We may also experience equipment malfunction or failure, leading to unexpected maintenance needs, unplanned outages or other operational issues. In addition, inconsistencies in the quality of solar panels, PV modules, balance-of-system components or maintenance services for our solar projects may affect the system efficiency of our projects.

Any unexpected operational or mechanical failure, including failure associated with breakdowns and forced outages, and any decreased operational or management performance, could reduce our solar projects’ power generating capacity below expected levels, reducing our revenues and profitability. Degradation of the performance of our solar projects above levels provided for in the relevant PPAs may also reduce our revenues. Unanticipated capital expenditures associated with maintaining, upgrading or repairing our projects may also reduce our profitability. In addition, damage to our reputation due to system failure or accidents could negatively impact our relationships with customers and local government authorities, which could also materially adversely affect our business. Negative public or community response to solar energy projects could adversely affect the approval for and construction of our projects. We maintain insurance coverage that we consider adequate but we cannot assure you that our insurance will be sufficient or effective under all circumstances and against all hazards or liabilities to which we may be subject. See “—We have Limited Insurance Coverage.”

Environmental, health and safety laws and regulations subject us to extensive and increasingly stringent operational requirements, as well as potentially substantial liabilities arising out of environmental contamination.

We are subject to, in each of the jurisdictions we operate, numerous national and local laws, regulations, guidelines, policies, directives and other requirements governing or relating to, among others, land use and zoning matters and protection of human health and the environment, including those limiting the discharge and release of pollutants into the environment, and the protection of certain wildlife. These laws and regulations require our solar projects to, among others, obtain and maintain approvals and permits, undergo environmental impact assessments and review processes and implement environmental, health and safety programs and procedures to control risks associated with the construction, operation and decommissioning of solar projects. If our solar projects do not comply with applicable environmental laws, regulations or permit requirements, we may be required to pay significant fines or penalties or suspend or cease operations of the affected projects. Violations of environmental and other laws, regulations and permit requirements may also result in criminal sanctions or injunctions.

Our solar projects may experience malfunctions and other unplanned events that result in personal injury and property damage. As such, the operation of our projects carries an inherent risk of environmental, health and safety liabilities (including potential civil actions, compliance or remediation orders, fines and other penalties), and may subject us to administrative and judicial proceedings. In addition, certain environmental laws and regulations may impose joint and several liability on past and present owners and operators of sites, related to the cleaning up of sites where hazardous wastes or materials were disposed or released.

We may continue to conduct acquisitions and enter into joint ventures, investments or other strategic alliances which may be unsuccessful.

We may continue to grow our operations through acquisitions, as well as joint ventures or other strategic alliances when appropriate opportunities arise. Such acquisitions, joint ventures and strategic alliances may expose us to additional operational, regulatory, market and geographical risks as well as risks associated with additional capital requirements and diversion of management attention. In particular, any future strategic alliances may expose us to the following risks:

●

There may be unforeseen risks relating to our counterparty’s business and operations or liabilities that were not discovered by us through our legal and business due diligence prior to our investment. Such undetected risks and liabilities could have a material adverse effect on our reputation, business and results of operations in the future.

●

We may not have experience acquiring, managing or investing in other companies. Business acquisitions may generally divert a significant portion of our management and financial resources from our existing business and the integration of the target’s operations may pose significant business challenges, potentially straining our ability to finance and manage our existing operations.

●

There is no assurance that the expected synergies from any business acquisition, joint venture or strategic alliances will actually materialize. If we are not successful in the integration of a target’s operations, we may not be able to generate sufficient revenue from its operations to recover costs and expenses of the acquisition.

●	Acquisition or participation in a new joint venture or strategic alliance may involve us in the management of operation in which we do not possess extensive expertise.

The materialization of any of these risks could have a material adverse effect on our business, financial condition and results of operations.

We rely substantially on our senior management team and our ability to attract, train and retain qualified personnel for our current and future success.

The industry experience, expertise and contributions of our chairman, Mr. Xiaofeng Peng, are essential to our continuing success. We will continue to rely on our senior management, regional management and other key employees to manage our business operations and implement our growth plans. If we were to lose the services of any of our senior or regional management personnel and were unable to recruit, train and retain personnel with comparable qualifications, our operations and growth could be adversely affected.

Our qualified and experienced project development teams are critical to our success. We may not be able to continue to attract, train and retain qualified personnel, including executive officers, project development personnel, project management personnel and other key personnel with the necessary experience and expertise. In particular, as we enter into new markets, we face challenges to recruit and retain qualified personnel who are familiar with local regulatory regimes and have adequate experiences in project development and operations.

There is substantial competition for qualified personnel in the downstream PV industry. Our competitors may offer more competitive packages or otherwise attract our personnel. Our costs to retain qualified personnel may also increase in response to competition. If we fail to continue to attract and retain a sufficient number of personnel with suitable managerial, technical or marketing expertise, our business operations could be adversely affected and our future growth and expansions may be inhibited.

Our e-commerce and investment business platform has a short operating history and it may be difficult to evaluate its performance and prospects.

We launched our e-commerce and investment platform, www.solarbao.com, in early 2015, enabling retail customers or solar project developers to purchase various PV-related products and services. As of the date of this annual report, this platform primarily targets retail customers residing in China, but we plan to expand our customer base and create a global network connecting investors seeking solar industry investment opportunities and solar project developers around the world. Our e-commerce and investment platform primarily generates revenue from commissions derived from the leasing of solar panels. If fewer transactions occur on our e-commerce and investment platform or our commission rates decrease, the commissions we receive would decrease. In addition, revenue from our e-commerce and investment platform may be affected by other factors, including increasing competition, slowing growth of the Chinese e-commerce industry, changes in government policies or general economic conditions.

Given its short operating history, our ability to generate substantial revenue from our e-commerce business remains unproven. Our e-commerce and investment business has not been tested over time and we cannot be certain that we will be able to successfully manage or grow it. We may incur significant costs as we continue to maintain our e-commerce and investment platform. Given the limited operating history of our e-commerce and investment business, it may be difficult for you to evaluate its performance and prospects.

Our online e-commerce and investment business may be materially and adversely affected if we are unable to adopt new technologies or adapt our e-commerce and investment platform to changing user requirements or emerging industry standards.

Our e-commerce and investment platform, solarbao.com, requires continuous enhancement and improvement in responsiveness, functionality and features to remain competitive. Our investors’ and customers’ needs, requirements and preferences of financial products and offerings are constantly evolving. Our ability to effectively identify, develop, acquire and deliver the services suitable to our customers as well as our responsiveness to technological advances are crucial to the success of our e-commerce and investment platform.

The development of our solarbao.com platform and other proprietary technologies involves significant investment and business risks. In addition, we may be required to substantially modify or adapt this platform to the evolving Internet, networking or telecommunications technologies or other technological advances. We may not be able to utilize new technologies effectively or adapt our online platform to the evolving requirements of our customers or emerging industry standards. If we are unable to adapt to changing market conditions or user requirements in a timely and cost-effective manner, our business may be materially and adversely affected.

Our failure to protect our intellectual property rights may undermine our competitive position, and litigation to protect our intellectual property rights may be costly.

We rely primarily on trade secrets, know-how and other proprietary information to protect our intellectual property. Nevertheless, these afford only limited protection and the actions we take to protect our intellectual property rights may not be adequate to provide us with meaningful protection or commercial advantage. Third parties may be able to use the technologies that we have developed and compete with us, which could have a material adverse effect on our business, financial condition or results of operations. Our failure to protect our intellectual property and proprietary rights may undermine our competitive position. Third parties may infringe or misappropriate our proprietary technologies or other intellectual property and proprietary rights. Policing the unauthorized use of proprietary technology can be difficult and expensive. In particular, the laws and enforcement procedures of the PRC and certain other markets where we operate are uncertain or do not protect intellectual property rights to the same extent as do the laws and enforcement procedures of the United States. We may need to resort to court proceedings to enforce our intellectual property rights in the future. Litigation relating to our intellectual property might result in substantial costs and diversion of resources and management attention away from our business. An adverse determination in any such litigation will impair our intellectual property rights and adversely affect our business, prospects and reputation.

We may be exposed to infringement or misappropriation claims by third parties which, if determined adversely to us, could cause us to pay significant damage awards.

Our success depends largely on our ability to use and develop our technology and know-how without infringing the intellectual property rights of third parties. The validity and scope of claims relating to solar technology involve complex scientific, legal and factual questions and analysis and, therefore, may be highly uncertain. As we continue to expand internationally, we face a heightened risk of becoming the subject of claims for intellectual property infringement. We may be subject to litigation involving claims of patent infringement or violation of intellectual property rights of third parties. An adverse determination in any such litigation or proceedings against us could subject us to significant liabilities to third parties, including requiring us to seek licenses from third parties, to pay ongoing royalties or to pay monetary and punitive damages. Protracted litigation could also result in our customers or potential customers deferring or limiting their procurement of our PV solutions until resolution of such litigation, which could result in losses and adversely affect our reputation and results of operations.

Our management has identified a material weakness in our internal control over financial reporting. Additionally, our management may identify material weaknesses in the future that could adversely affect investor confidence, impair the value of our Shares and increase our cost of raising capital.

Our management identified a material weakness in our internal control over financial reporting, which relates to a lack of segregation of duties, and our Chief Executive Officer and Chief Financial Officer concluded that our disclosure and internal controls and procedures were not effective as of December 31, 2014. There can be no assurance as to how quickly or effectively we can remediate the material weakness in our internal control over financial reporting or that additional material weaknesses will not be identified in the future.

Any failure to remediate additional weaknesses or deficiencies in our internal control over financial reporting that may be discovered in the future or to implement new or improved controls, or difficulties encountered in the implementation of such controls, could harm our operating results, cause us to fail to meet our reporting obligations or result in material misstatements in our financial statements. Any such failure could, in turn, affect the future ability of our management to certify that our internal control over financial reporting is effective. Ineffective internal control over financial reporting could also subject us to the scrutiny of the SEC and other regulatory bodies which could cause investors to lose confidence in our reported financial information and subject us to civil or criminal penalties or shareholder litigation, which could have an adverse effect on the trading price of our Shares.

In addition, if we identify additional deficiencies in our internal control over financial reporting, the disclosure of that fact, even if quickly remedied, could reduce the market’s confidence in our financial statements and harm our share price. Furthermore, additional deficiencies could result in future non-compliance with Section 404 of the Sarbanes-Oxley Act of 2002 (“Sarbanes-Oxley”). Such non-compliance could subject us to a variety of administrative sanctions, including review by the SEC or other regulatory authorities.

Our independent registered public accounting firm may be suspended from practicing before the SEC if they are unable to continue to satisfy SEC investigation requests in the future. If a delay in completion of our audit process occurs as a result, we could be unable to timely file certain reports with the SEC, which may lead to the delisting of our Shares.

 On January 22, 2014, Judge Cameron Elliot, an SEC administrative law judge, issued an initial decision suspending the Chinese member firms of the “Big Four” accounting firms, including KPMG network from, among others things, practicing before the SEC for six months. On February 12, 2014, the accounting firms filed an appeal with the SEC regarding the administrative law judge’s decision. On February 6, 2015, the Chinese member firms of the “Big Four” accounting firms, including our independent registered accounting firm, reached settlement with the SEC. As part of the settlement, each of the Chinese member firms of “Big Four” accounting firms agreed to settlement terms that include a censure; undertakings to make a payment to the SEC; procedures and undertakings as to future requests for documents by the US SEC; and possible additional proceedings and remedies should those undertakings not be adhered to.

 If the settlement terms are not adhered to, Chinese member firms of “Big Four” accounting firms, including our independent registered public accounting firm, may be suspended from practicing before the SEC which could in turn delay the timely filing of our financial statements with the SEC. In addition, it could be difficult for us to timely identify and engage another qualified independent auditor to replace our independent registered public accounting firm. A delay in completion of the audit process could delay the timely filing of our quarterly or annual reports with the SEC. A delinquency in our filings with the SEC may result in OTCBB initiating delisting procedures, which could have a material and adverse effect on our results of operation and financial condition.

Our independent registered public accounting firm’s audit documentation related to their audit report included in our annual report may include audit documentation located in China. PCAOB currently cannot inspect audit documentation located in China and, as such, you may be deprived of the benefits of such inspection.

Our independent registered public accounting firm issued an audit opinion on the financial statements included in our annual report filed with the SEC. As an auditor of companies that are traded publicly in the U.S. and a firm registered with the PCAOB, our auditor is required by the laws of the U.S. to undergo regular inspections by the PCAOB. However, work papers located in China are not currently inspected by the PCAOB because the PCAOB is currently unable to conduct inspections without the approval of the Chinese authorities.

Inspections of certain other firms that the PCAOB has conducted outside of China have identified deficiencies in those firms’ audit procedures and quality control procedures, which may be addressed as part of the inspection process to improve future audit quality. However, the PCAOB is currently unable to inspect an auditor’s audit work related to a company’s operations in China and where such documentation of the audit work is located in China. As a result, our investors may be deprived of the benefits of PCAOB’s oversight of our auditors through such inspections.

 The inability of the PCAOB to conduct inspections of our auditor’s work papers in China makes it more difficult to evaluate the effectiveness of our auditor’s audit procedures or quality control procedures as compared to auditors outside of China that are subject to PCAOB inspections. Investors may consequently lose confidence in our reported financial information and procedures and the quality of our financial statements.

Risks Related to Our International Operations

We are subject to risks associated with foreign currency exchange rates, fluctuations of which may negatively affect our revenue, cost of sales and gross margins and could result in exchange losses.

We currently operate in a number of jurisdictions including China, Japan, the U.K., Panama, Greece, the U.S. and Italy, and our local operations are generally conducted in the functional currency of the home jurisdiction. The FIT and other subsidies enjoyed by solar projects are also denominated in local currencies. Thus, we deal on a regular basis in several currencies concurrently, which expose us to significant currency exchange risks. Any increased costs or reduced revenue as a result of foreign exchange rate fluctuations could adversely affect our profit margins. The fluctuation of foreign exchange rates also affects the value of our monetary and other assets and liabilities denominated in local currencies. Generally, an appreciation of the U.S. dollar against the relevant local currencies could result in a foreign exchange loss for assets denominated in such local currencies and a foreign exchange gain for liabilities denominated in such local currencies. Conversely, a devaluation of the U.S. dollar against the relevant local currencies could result in a foreign exchange gain for assets denominated in such local currencies and a foreign exchange loss for liabilities denominated in such local currencies.

We may also expand into emerging markets, some of which may have an uncertain regulatory environment relating to currency policy. Conducting business in such emerging markets could increase our exposure to foreign exchange risks. Although we access a variety of financing solutions that are tailored to the geographic location of our projects and to local regulations, we have not entered into any hedging transactions to reduce the foreign exchange risks, but may do so in the future when appropriate. However, if we decide to hedge our foreign exchange exposure in the future, we cannot assure you that we will be able to reduce our foreign currency risk exposure in an effective manner, at reasonable costs, or at all.

Certain of our solar projects are located in China, and therefore we are subject to risks associated with the Chinese legal system which could have a material adverse effect on us.

We are a California corporation and our operations in China are subject to laws and regulations applicable to foreign investment in China and, in particular, laws applicable to wholly foreign owned companies. Since 1979, Chinese legislation and regulations have significantly enhanced the protections afforded to various forms of foreign investments in China. However, since these laws and regulations are relatively new and the Chinese legal system continues to rapidly evolve, the interpretations of many laws, regulations and rules are not always uniform and enforcement of these laws, regulations and rules involve uncertainties, which may limit legal protections available to us. For example, we may have to resort to administrative and court proceedings to enforce the legal protection that we enjoy either by law or contract. However, since Chinese administrative authorities and courts have significant discretion in interpreting and implementing statutory and contractual terms, it may be more difficult than in more developed legal systems to evaluate the outcome of administrative and court proceedings and the level of legal protection we enjoy. These uncertainties may impede our ability to enforce the contracts we have entered into with customers, suppliers, other business partners and government authorities. In addition, such uncertainties, including the inability to enforce our contracts, could materially adversely affect our business and operations.

Furthermore, intellectual property rights and confidentiality protections in China may not be as effective as in the U.S. or other countries. Furthermore, Chinese tax authorities may reduce or terminate tax incentives that our Chinese subsidiaries currently enjoy, and their enforcement practice of certain tax laws, such as laws regulating transfers of equity interests in our Chinese subsidiaries remain uncertain. Accordingly, we cannot predict the effect of future developments in the Chinese legal system, including the promulgation of new laws, changes to existing laws or the interpretation or enforcement thereof, or the preemption of national laws by local regulations. These uncertainties could limit the legal protections available to us and other foreign investors, including you. In addition, any litigation in China may be protracted and result in substantial costs and diversion of resources and management attention.

Chinese regulations relating to overseas investment by Chinese residents may restrict our overseas and cross-border investment activities and adversely affect the implementation of our strategy as well as our business and prospects.

On July 4, 2014, the State Administration of Foreign Exchange of China, or SAFE, issued the Circular on the Administration of Foreign Exchange Issues Related to Overseas Investment, Financing and Roundtrip Investment by Domestic Residents through Offshore Special Purpose Vehicles, or the SAFE Circular 37, which replaced the former circular commonly known as “SAFE Circular 75” promulgated on October 21, 2005. The SAFE Circular 37 requires Chinese residents to register with the competent local SAFE branch in connection with their direct establishment or indirect control of an offshore special purpose vehicle, for the purpose of overseas investment and financing, with such Chinese residents’ legally owned assets or equity interests in domestic enterprises or offshore assets or interests. The SAFE Circular 37 further requires amendment to the registration in the event of any significant changes with respect to the special purpose vehicle, such as any change of basic information (including change of the Chinese residents, name and operation term), increase or decrease of capital contribution by Chinese individuals, share transfer or exchange, merger, division or other material event. In the event that a Chinese shareholder holding interests in a special purpose vehicle fails to fulfill the required SAFE registration, the Chinese subsidiaries of that special purpose vehicle may be prohibited from making profit distributions to the offshore parent and from carrying out subsequent cross-border foreign exchange activities, and the special purpose vehicle may be restricted in its ability to contribute additional capital into its Chinese subsidiary. Moreover, failure to comply with the various SAFE registration requirements described above could result in liability under Chinese law for evasion of foreign exchange controls.

The failure of our Chinese beneficial owners to comply with the registration procedures set forth in the SAFE Circular 37 may subject such beneficial owners and our Chinese subsidiaries to fines and legal sanctions. Such failure may also result in restrictions on our Chinese subsidiaries’ ability to distribute profits to us or our ability to inject capital into our Chinese subsidiaries or otherwise materially adversely affect our business, financial condition and results of operations. Furthermore, since the SAFE Circular 37 was recently promulgated and it is unclear how this regulation, and any future regulation concerning offshore or cross-border transactions, will be interpreted and implemented by the relevant Chinese government authorities. We cannot predict how these regulations will affect our business operations or future strategy.

We may rely on dividends paid by our PRC subsidiaries to fund any cash and financing requirements we may have. Any limitation on the ability of our PRC subsidiaries to pay dividends to us could have a material adverse effect on our ability to conduct our business and to pay dividends to holders of our Shares.

With China being one of our major markets, we may rely on dividends to be paid by our wholly owned PRC subsidiaries for our cash and financing requirements, including the funds necessary to pay dividends and other cash distributions to the holders of our Shares and service any debt we may incur. If our wholly owned PRC subsidiaries incur debt on their own behalf in the future, the instruments governing the debt may restrict their ability to pay dividends or make other distributions to us.

Under PRC laws and regulations, wholly foreign-owned enterprises in the PRC may pay dividends only out of their accumulated profits as determined in accordance with PRC accounting standards and regulations. In addition, a wholly foreign-owned enterprise is required to set aside at least 10% of its after-tax profits each year, after making up previous years’ accumulated losses, if any, to fund certain statutory reserve funds, until the aggregate amount of such a fund reaches 50% of its registered capital. In addition, at the discretion of the wholly foreign-owned enterprise, it may allocate a portion of its after-tax profits based on PRC accounting standards to staff welfare and bonus funds. These reserve funds and staff welfare and bonus funds are not distributable as cash dividends. Any limitation on the ability of our wholly owned PRC subsidiaries to pay dividends or make other distributions to us could materially and adversely limit our ability to grow, make investments or acquisitions that could be beneficial to our business, pay dividends, or otherwise fund and conduct our business.

If the PRC government finds that the structure we have adopted for our e-commerce business does not comply with PRC governmental restrictions on foreign investment in internet-based businesses, or if these laws or regulations or interpretations of existing laws or regulations change in the future, we could be subject to severe penalties, including the shutting down of our e-commerce and investment platform.

Foreign ownership of internet-based businesses is subject to significant restrictions under current PRC laws and regulations. The PRC government regulates the conduct of online commerce through strict business licensing requirements and other government regulations. These laws and regulations also limit foreign ownership in PRC companies that provide internet information distribution services. Companies operating internet-based businesses such as our solarbao.com e-commerce and investment platform are governed by these rules and regulations in China.

According to the Administrative Rules for Foreign Investments in Telecommunications Enterprises (the “FITE Regulations”) issued by the State Council of the PRC on December 11, 2001 and amended on September 10, 2008, foreign investors’ ultimate equity ownership in an entity in the PRC providing value-added telecommunications services shall not exceed 50% and a foreign investor wishing to acquire any equity interest in a value-added telecommunications business in the PRC must demonstrate (i) a good track record and (ii) experience in providing value-added telecommunications services. On March 10, 2015, the Ministry of Commerce of the PRC, or MOFCOM, and National Development and Reform Commission of the PRC published the Catalogue of Industries for Guiding Foreign Investment (2015 Revision) (the “Revised Catalogue”) which will take effect after April 10, 2015. In the Revised Catalog, e-commerce, as opposed to other value-added telecommunication services , is exempted from the Restricted category. However, this new change has not been reflected in the FITE Regulations by any amendment, thus we should still rely on the contractual arrangement among our PRC subsidiary, our variable interest entity and its shareholders for the operation of our e-commerce business in order to comply with the FITE Regulations.

On January 19, 2015, the Ministry of Commerce of the PRC, or MOFCOM, published a draft of the PRC Law on Foreign Investment (Draft for Comment), or the Draft Foreign Investment Law, which is open for public comments until February 17, 2015. At the same time, MOFCOM published an accompanying explanatory note of the Draft Foreign Investment Law, or the Explanatory Note, which contains important information about the Draft Foreign Investment Law, including its drafting philosophy and principles, main content, plans to transition to the new legal regime and treatment of business in China controlled by foreign invested enterprises, or FIEs, primarily through contractual arrangements. The Draft Foreign Investment Law is intended to replace the current foreign investment legal regime consisting of three laws: the Sino-Foreign Equity Joint Venture Enterprise Law, the Sino-Foreign Cooperative Joint Venture Enterprise Law and the Wholly Foreign-Invested Enterprise Law, as well as detailed implementing rules. The Draft Foreign Investment Law proposes significant changes to the PRC foreign investment legal regime. The proposed Draft Foreign Investment Law is to regulate FIEs the same way as PRC domestic entities, except for those FIEs that operate in industries deemed to be either “restricted” or “prohibited” in a “Negative List.” Because the Negative List has yet to be published, it is unclear whether it will differ from the current list of industries subject to restrictions or prohibitions on foreign investment. The Draft Foreign Investment Law also provides that only FIEs operating in industries on the Negative List will require entry clearance and other approvals that are not required of PRC domestic entities. As a result of the entry clearance and approvals, certain FIEs’ operating in industries on the Negative List may not be able to continue to conduct their operations through contractual arrangements. There is substantial uncertainty regarding the Draft Foreign Investment Law, including, among others, what the actual content of the law will be as well as the adoption and effective date of the final form of the law. While such uncertainty exists, we cannot assure you that the new foreign investment law, when it is adopted and becomes effective, will not have a material and adverse effect on our ability to conduct our e-commerce business through our contractual arrangements.

We are a California corporation and we operate our solarbao.com e-commerce and investment platform in China primarily through a series of contractual arrangements entered into among our PRC subsidiary, Yan Hua Internet Technology (Shanghai) Co., Ltd., our PRC variable interest entity, Solar Energy E-Commerce (Shanghai) Limited, and its shareholders. Our contractual arrangements with our PRC variable interest entity and its shareholders enable us to exercise effective control over our PRC variable interest entity because we have the power to direct activities of our variable interest entity that most significantly impact its economic performance and the obligation to absorb the expected losses and the right to receive the expected residual return of the variable interest entity that could potentially be significant to the variable interest entity. Accordingly, the financial statements for the variable interest entity are consolidated in our financial statements. All of the equity (net assets) or deficit (net liabilities) and net income (loss) of the variable interest entity are attributed to us. As the contractual arrangements were entered into in the first quarter of 2015, the financial results of our variable interest entity have not been reflected in our consolidated financial statements for the years ended December 31, 2013 and 2014 included in this annual report on Form 10-K.

Based on the advice of our PRC legal counsel, Grandall Law Firm (Shanghai), the current corporate structure of our PRC subsidiaries and our PRC variable interest entity, and the contractual arrangements among our PRC subsidiary, our PRC variable interest entity and its shareholders are in compliance with existing PRC laws, rules and regulations. However, we were further advised by Grandall Law Firm (Shanghai) that there are substantial uncertainties regarding the interpretation and application of current or future PRC laws and regulations, and these laws or regulations or interpretations of these laws or regulations may change in the future. Furthermore, the relevant government authorities have broad discretion in interpreting these laws and regulations. Accordingly, we cannot assure you that PRC government authorities will not ultimately take a view contrary to the opinion of our PRC legal counsel.

If our contractual arrangements for the operation of our e-commerce business in China are found to be in violation of any existing or future PRC laws or regulations, the relevant governmental authorities would have broad discretion in dealing with such violation, including levying fines, shutting down or blocking our solarbao.com e-commerce and investment platform, discontinuing or placing restrictions on our solarbao.com operations, or taking other regulatory or enforcement actions that could be harmful to our business. Any of these actions may disrupt the operations of our e-commerce business and adversely affect our business, reputation, financial condition and results of operations.

We rely on contractual arrangements with our PRC variable interest entity and its shareholders for the operation of our e-commerce business, which may not be as effective as direct ownership.

Because of PRC restrictions on foreign ownership of e-commerce businesses in China, we depend on contractual arrangements with our PRC variable interest entity in which we have no ownership interest to conduct our e-commerce business. These contractual arrangements are intended to provide us with effective control over this entity and allow us to obtain its economic benefits. Our PRC variable interest entity is owned directly by our core management team, Mr. Xiaofeng Peng, Mr. Min Xiahou and Ms. Amy Jing Liu. However, these contractual arrangements may not be as effective in providing control as direct ownership. For example, our PRC variable interest entity and its shareholders could breach their contractual arrangements with us by, among other things, failing to operate our e-commerce business in an acceptable manner or taking other actions that are detrimental to our interests. If we were the controlling shareholder of this PRC variable interest entity with direct ownership, we would be able to exercise our rights as shareholders to effect changes to its board of directors, which in turn could implement changes at the management and operational level. However, under the current contractual arrangements, as a legal matter, if our PRC variable interest entity or its shareholders fail to perform their obligations under these contractual arrangements, we may have to incur substantial costs to enforce such arrangements, and rely on legal remedies under PRC law, including contract remedies, which may be time-consuming, unpredictable and expensive. If we are unable to enforce these contractual arrangements, or if we suffer significant delay or other obstacles in the process of enforcing these contractual arrangements, our business and operations could be severely disrupted, which could materially and adversely affect our results of operations and damage our reputation. See “—If the PRC government finds that the structure we have adopted for our e-commerce business does not comply with PRC governmental restrictions on foreign investment in internet-based businesses, or if these laws or regulations or interpretations of existing laws or regulations change in the future, we could be subject to severe penalties, including the shutting down of our e-commerce and investment platform.”

The shareholders of our variable interest entity may have potential conflicts of interest with us, which may materially and adversely affect our business.

The individual shareholders of our variable interest entity are also shareholders, directors and officers of our company. Conflicts of interest may arise between the roles of these individuals as shareholders, directors and officers of our company and as shareholders of our variable interest entity. We cannot assure you that when conflicts arise, shareholders of our variable interest entity will act in the best interest of our company or that the conflicts will be resolved in our favor. If we cannot resolve any conflicts of interest or disputes between us and these shareholders, we would have to rely on legal proceedings, which may be expensive, time-consuming and disruptive to our operations. There is also substantial uncertainty as to the outcome of any such legal proceedings.

The ongoing debt crisis in the Eurozone and market perceptions concerning the instability of the Euro and the European economy could adversely affect our business, results of operations and financing.

Concerns persist regarding the debt burden of certain Eurozone countries and their ability to meet future financial obligations, the overall stability of the Euro and the suitability of the Euro as a single currency given the diverse economic and political circumstances in individual Eurozone countries. In particular, Greece, our largest market in terms of attributable capacity of projects in operation, is widely viewed as requiring fundamental economic reforms which might affect the Euro as a currency. These concerns or market perceptions concerning these and related issues could adversely affect the value of our Euro-denominated assets and obligations and lead to future economic slowdowns.

Risks Related to our Shares

We have not paid and are unlikely to pay cash dividends in the foreseeable future.

We have not paid any cash dividends on our Shares and may not pay cash dividends in the future. Instead, we intend to apply earnings, if any, to the expansion and development of our business. Thus, the liquidity of your investment is dependent upon active trading of our Shares in the market.

Any future financings and subsequent registration of Shares for resale will result in a significant number of Shares available for sale, and such sales could depress our Share price. Further, no assurances can be given that we will not issue additional shares which will dilute the equity interest of current investors. Moreover, sales of a substantial number of Shares in any future public market could adversely affect the market price of our Shares and make it more difficult to sell Shares at times and reasonable prices.

We have significant “equity overhang” which could adversely affect the market price of our Shares and impair our ability to raise additional capital through the sale of equity securities.

As of the date of this annual report, we had 601,644,944 Shares outstanding, including 141,517,570 Shares, or approximately 23.5% of total Shares outstanding, held by LDK. The possibility that substantial amounts of our outstanding Shares may be sold by LDK or the perception that such sales could occur, or “equity overhang”, could adversely affect the market price of our Shares and could impair our ability to raise additional capital through the sale of equity securities in the future.

We are subject to litigation risks, including securities class actions and stockholder derivative actions, which may be costly to defend and the outcome of which is uncertain.

From time to time, we are subject to legal claims, with and without merit, that may be costly and which may divert the attention of our management and our resources in general. In addition, our solar projects may be subject to litigation or other adverse proceedings that may adversely impact our ability to proceed with construction or grid connection or sell a given project, which would adversely affect our ability to recognize revenue with respect to such project. The results of complex legal proceedings are difficult to predict. Lawsuits filed against us may assert types of claims that, if resolved against us, could give rise to substantial damages, and an unfavorable outcome or settlement of one or more of these lawsuits, or any future lawsuits, could have a material adverse effect on our business, financial condition, or results of operations. Even if these lawsuits are not resolved against us, the costs of defending such lawsuits may not be covered by our insurance policies. We cannot assure you that additional litigation will not be filed against us in the future. For more information on our legal proceedings, see “Item 3—Legal Proceedings.”

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

It may be difficult to effect service of process on, or to enforce any judgments obtained outside the PRC against, us, our directors, or our senior management members who reside in the PRC.

Most of our existing directors and senior management members reside in the PRC and most of our assets and the assets of such person are located in the PRC. Accordingly, it may be difficult for investors to effect service of process on any of these persons or to enforce judgments obtained outside of the PRC against us or any of these persons. The PRC does not have treaties providing for the reciprocal recognition and enforcement of judgments awarded by courts in many developed countries, including the U.S. and the U.K. Therefore, the recognition and enforcement in the PRC of judgments of a court in any of these jurisdictions in relation to any matter not subject to a binding arbitration provision may be difficult or even impossible.

Our shareholders may experience future dilution.

Our charter permits our board of directors, without shareholder approval, to authorize the issuance of shares of preferred stock. The board of directors may classify or reclassify any preferred stock to set the preferences, rights and other terms of the classified or reclassified shares, including the issuance of shares of preferred stock that have preference rights over the Shares with respect to dividends, liquidation, voting and other matters or Shares having special voting rights. Furthermore, substantially all Shares for which our outstanding stock options are exercisable are, once they have been purchased, eligible for immediate sale in the public market.

The issuance of additional shares of our capital stock or the exercise of stock options or warrants could be substantially dilutive to your shares and may negatively affect the market price of our Shares.

ITEM 1B           UNRESOLVED STAFF COMMENTS

None.

ITEM 2              PROPERTIES

Our corporate headquarters are located in Shanghai, China, which occupies approximately 1,405 square meters and is under a three year lease that expires in October 2017. We occupy approximately 2,797 square feet of office space in Roseville, California, for financial reporting, legal and business development, under a lease that expires in July 2015. We retain 1,680 square feet of warehouse space in Rocklin, California under a lease that expires in July 2017.

ITEM 3              LEGAL PROCEEDINGS

Except as set forth below, we are not a party to any pending legal proceeding. We are not aware of any pending legal proceeding to which any of our officers, directors, or any beneficial holders of 5% or more of our voting securities are a party that may have a material adverse effect to our business and consolidated financial position, results of operations or cash flows.

KDC Proceedings

On July 26, 2013, we filed a complaint against Seashore Solar, Inc. and Seashore Solar Development, LLC (collectively “Seashore”) and KDC Solar RTC, LLC (“KDC”) in the Superior Court of New Jersey, Chancery Division, Somerset County, under Docket No. SOM-C-12042-13. This lawsuit relates to a solar project in Egg Harbor Township, New Jersey (the “Egg Harbor Project”). We sold solar panels to Seashore, a solar project developer in the U.S., to be used in developing the Egg Harbor Project. The unpaid portion of the purchase price for the panels is approximately $2,800,000. We also entered into an EPC agreement with Seashore with regard to the Egg Harbor Project. Seashore sold the Egg Harbor Project to KDC, another solar project developer in the U.S., and is no longer in a position to satisfy its obligations under the EPC agreement. We are seeking damages from Seashore for the unpaid receivables due to us in relation to sales of solar panels and breach of the EPC agreement. Mediation was conducted on April 4, 2014 and since then we have reached settlement agreement with Seashore and KDC, pursuant to which Seashore and KDC will settle the outstanding payables with solar panel inventory of $1.4 million and cash of $0.8 million, respectively.

SGT Liquidation Proceedings

In June 2012, we acquired 100% equity interest in Solar Green Technology S.p.A (“SGT”), a solar project developer headquartered in Milan, Italy from its direct owners, LDK Solar Europe Holding S.A. (“LDK Europe”), a wholly owned subsidiary of LDK, and the two founders of SGT. LDK Europe owned 70% equity interest in SGT prior to the acquisition. Because LDK was our controlling shareholder and 100% shareholder of LDK Europe at that time, the acquisition was treated as a transaction between entities under common control. In accordance with U.S. GAAP, SGT was treated as the predecessor entity and we recognized the assets and liabilities of SGT at their historical carrying values in our historical consolidated financial statements.

In November 2013, the board of directors of SGT approved a voluntary plan for liquidation. On December 30, 2013, the board of directors of SGT appointed a liquidator. Under Italian regulations, the liquidation process is controlled and carried out by the liquidator and the Company has no ability to exercise influence over SGT. We deconsolidated SGT on December 30, 2013 when we ceased to have a controlling equity interest in SGT as a result of the liquidation process. As a result of the foregoing, we recognized a gain on deconsolidation of $3.5 million in 2013.

SGT currently has insufficient funds to fund the SGT liquidation process. In the event SGT does not receive additional funds needed to proceed with the liquidation, SGT will likely be forced to file for bankruptcy protection. See “Note 5—Business Combination—Acquisition of SGT” and “Note 6—Deconsolidation of SGT” to the Condensed Consolidated Financial Statements set forth under Item 8 herein for further details on the SGT liquidation proceedings.

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

PART II

ITEM 5             MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our Shares began trading on the OTCBB under the symbol “SOPW.OB” on September 25, 2007. The quarterly high and low bid information in U.S. dollars on the OTCBB of our Shares during the periods indicated are as follows:

	High Bid	Low Bid
March 1, 2015 through March 30, 2015	$2.22	$1.72
February 1, 2015 through February 28, 2015	$1.81	$1.60
January 1, 2015 through January 31,.2015	$2.03	$1.55
Fiscal Year Ended December 31, 2014
Fourth Quarter to December 31, 2014	$2.95	$1.39
Third Quarter to September 30, 2014	$1.78	$0.22
Second Quarter to June 30, 2014	$0.33	$0.17
First Quarter to March 31, 2014	$0.37	$0.15
Fiscal Year Ended December 31, 2013
Fourth Quarter to December 31, 2013	$0.42	$0.06
Third Quarter to September 30, 2013	$0.22	$0.03
Second Quarter to June 30, 2013	$0.06	$0.03
First Quarter to March 31, 2013	$0.12	$0.05

These Over-the-Counter Bulletin Board bid quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions. On December 31, 2014, the last reported sale price for our Shares was $1.99 per share.

As of the date of this annual report we had approximately 2,874 holders of record of our Shares.

We have never declared or paid cash dividends on our Shares and do not anticipate paying any cash dividends on our Shares in the foreseeable future.

Recent Sales of Unregistered Securities

The following table summarizes our recent sales of unregistered securities:

Purchasers and their places of incorporation	Securities sold	Date of securities issued	Consideration	Exemptions from registration claimed	Terms of conversion or exercise	Dates of relevant Current Reports on Form 8-K filed with the SEC[1]
Robust Elite Limited (British Virgin Islands) (“Robust Elite”)	37,500,000 shares of our common stock, or Shares[2]	June 27, 2014 and July 15, 2014	$6.0 million or $0.16 per Share	Regulation S	N/A	May 6, 2014

Robust Elite	Convertible bond in the principal amount of $11.0 million[3]	June 3, 2014	$11.0 million	Regulation S	Convertible into Shares at $0.16 per Share	May 6, 2014 and June 6, 2014

Robust Elite	68,750,000 Shares[3]	August 15, 2014	$11.0 million, or $0.16 per Share	Regulation S	N/A	May 6, 2014 and June 6, 2014

Y&C Investment Co., Ltd. ( British Virgin Islands)	3,125,000 Shares	June 26, 2014	$0.5 million, or $0.16 per Share	Regulation S	N/A	May 6, 2014

Well Vast Investment Limited (Hong Kong)	20,312,500 Shares	August 13, 2014	$3.3 million, or $0.16 per Share	Regulation S	N/A	May 6, 2014

Happy Goal Industries (Hong Kong)	6,250,000 Shares	June 26, 2014	$1.0 million, or $0.16 per Share	Regulation S	N/A	May 6, 2014

Joy Sky Investment Limited (British Virgin Islands)	55,560,000 Shares	September 16, 2014	$15.0 million, or $0.27 per Share	Regulation S	N/A	August 4, 2014

Strong Textile Hong Kong Limited (Hong Kong)(“Strong Textile”)	37,060,000 Shares	September 22, 2014	$10.0 million, or $0.27 per Share	Regulation S	N/A	August 4, 2014

Sinsin Europe Solar Asset L.P. (Cayman Islands)	38,225,846 Shares	October 3, 2014	$79.0 million[4]	Regulation S	N/A	September 15, 2014

Hawaiian Power, HPL (Arizona)	3,000,000 Shares	September 24, 2014	$3.3 million, or $1.10 per Share, subject to adjustments[5]	Regulation D of the Securities Act	N/A	September 22, 2014

Home Value Holding Co., limited (British Virgin Islands)(“Home Value”)	17,200,000 Shares	November 11, 2014	$20.1 million	Regulation S	N/A	September 23, 2014

Strong Textile	5,000,000 Shares	November 10, 2014	$5.9 million	Regulation S	N/A	September 23, 2014

Harker Investment Limited (Seychelles)	8,600,000 Shares	November 3, 2014	$10.1 million	Regulation S	N/A	September 23, 2014

Ju Yuan Holdings Limited (British Virgin Islands)	1,000,000 Shares	November 3, 2014	$1.2 million	Regulation S	N/A	September 23, 2014

Allied Energy Holding Pte Ltd (Singapore)	6,000,000 Shares	November 10, 2014	$7.0 million	Regulation S	N/A	September 23, 2014

Hong Kong Ding Chen Group Investment International Development Limited (Hong Kong)	1,720,000 Shares	November 3, 2014	$2.0 million	Regulation S	N/A	September 23, 2014

Hong Kong Victory Consulting Management Co., Limited (Hong Kong)	1,720,000 Shares	November 10, 2014	$2.0 million	Regulation S	N/A	September 23, 2014

Home Value	17,200,000 Shares	December 31, 2014	$20.1 million	Regulation S	Option to purchase[6]	September 23, 2014

Smart Range Investments Limited (British Virgin Islands)	21,739,500 Shares	October 16, 2014	$30.0 million	Regulation S	N/A	October 7, 2014

Signet Worldwide Limited (British Virgin Islands)	10,000,000 Shares	November 24, 2014	$13.8 million	Regulation S	N/A	October 7, 2014

Brilliant King Group Ltd. (British Virgin Islands)(“Brilliant King”)	6,000,000 Shares	December 31, 2014	$12.0 million, or $2.0 per Share	Regulation S	N/A	December 18, 2014

Brilliant King	Option to purchase 6,000,000 Shares	N/A	$12.0 million, or $2.0 per Share	Regulation S	Option to purchase[7]	December 18, 2014

Brilliant King	Convertible promissory note in the principal amount of $12.0 million	N/A	$12.0 million	Regulation S	Convertible into 6,000,000 Shares at $2.0 per Share813	December 18, 2014

Poseidon Sports Limited (Cayman Islands)(“Poseidon”)	1,500,000 Shares	December 31, 2014	$3.0 million, or $2.0 per Share	Regulation S	N/A	December 18, 2014

Poseidon	Option to purchase 1,500,000 Shares	N/A	$3.0 million, or $2.0 per Share	Regulation S	Option to purchase[9]	December 18, 2014

Poseidon	Convertible promissory note in the principal amount of $3.0 million	N/A	$3.0 million	Regulation S	Convertible into 1,500,000 Shares at $2.0 per Share[10]	December 18, 2014

Union Sky Holding Group Limited (British Virgin Islands)(“Union Sky”)	Option to purchase 20,0 00,000 Shares	N/A	$40.0 million, or $2.0 per Share	Regulation S	Option to purchase[11]	December 18, 2014

Union Sky	Convertible promissory note in the principal amount of $20.0 million	N/A	$20.0 million, or $2.0 per Share	Regulation S	Convertible into 10,000,000 Shares at $2.0 per Share[12]	December 18, 2014

Border Dragon Limited (British Virgin Islands)(“Border Dragon”)	2,500,000 Shares	December 31, 2014	$5.0 million, or $2.0 per Share	Regulation S	N/A	December 18, 2014

Border Dragon	Option to purchase 2,500,000 Shares	N/A	$5.0 million, or $2.0 per Share	Regulation S	Option to purchase[13]	December 18, 2014

Forwin International Financial Holding Limited (Hong Kong)(“Forwin”)	5,000,000 Shares	January 14, 2015	$10.0 million, or $2.0 per Share	Regulation S	N/A	December 18, 2014

Forwin	Option to purchase 5,000,000 Shares	N/A	$10.0 million, or $2.0 per Share	Regulation S	Option to purchase[14]	December 18, 2014

Central Able Investments Limited (Hong Kong)(“Central Able”)	2,500,000 Shares	January 29, 2015	$5.0 million, or $2.0 per Share	Regulation S	N/A	December 18, 2014

CECEP Solar Energy Hong Kong Co., Limited (Hong Kong)	5,722,977 Shares	February 16, 2015		Regulation S	N/A	January 16, 2015

Central Able	Option to purchase 2,500,000 Shares	N/A	$5.0 million, or $2.0 per Share	Regulation S	Option to purchase[15]	January 23, 2015

Note:

1.

The above summary of the recent sales of unregistered securities is qualified in its entirety by the full text of the relevant securities purchase agreements as exhibits to the Current Reports on Form 8-K filed with the SEC on the specified dates, which are incorporated by reference herein.

2.

On April 30, 2014, we entered into a purchase agreement (the “April 2014 Purchase Agreement”) with Robust Elite and certain other non-US investors. Pursuant to the April 2014 Purchase Agreement, we agree to sell and Robust Elite agreed to purchase 106,250,000 of our Shares for an aggregate consideration of $17,000,000. We issued 25,000,000 Shares and 12,500,000 Shares to Robust Elite on June 27, 2014 and July 15, 2014 respectively.

3.

On June 3, 2014, we amended certain clauses in the April 2014 Purchase Agreement with Robust Elite and entered into an amendment agreement (the “April 2014 Purchase Agreement Amendment”), pursuant to which we agreed to issue Robust Elite a convertible bond in the principal amount of $11.0 million to replace the remaining 68,750,000 Shares to be issued according to the April 2014 Purchase Agreement. On July 31, 2014, we extinguished the convertible bond issued to Robust Elite pursuant to the April 2014 Purchase Agreement Amendment and thereafter issued Robust Elite 68,750,000 Shares at $0.16 per share, the same price as the contractually required conversion price of the convertible bond.

4.

On September 9, 2014, we and our wholly owned indirect subsidiary, SPI China (HK) Limited (“SPI China”), entered into a Share Sale & Purchase Agreement (“Sinsin Purchase Agreement”) with Sinsin Europe Solar Asset L.P. and Sinsin Solar Capital L.P. to purchase all of the outstanding capital stock of Sinsin Renewable Investment Limited (“Sinsin”), a limited liability company registered in Malta. Sinsin Europe Solar Asset L.P. at that time owned 99,999 Ordinary “A” shares and Sinsin Solar Capital L.P. at that time owned 1 Ordinary “B” share of Sinsin, representing all of outstanding capital stock of Sinsin. Pursuant to the Sinsin Purchase Agreement, as part of the total purchase price, we issued in the aggregate of 38,225,846 Shares on December 1, 2014, the fair market value of which was determined to be $79.1 million, or $2.07 per Share, inclusive of 30% of the consideration set forth in the Sinsin Purchase Agreement and goodwill adjustment.

5.

On September 15, 2014, we entered into an asset purchase agreement (“HPL Purchase Agreement”) with Hawaiian Power, LLC (“HPL”) whereby we acquired certain of HPL’s assets consisting of membership interests, partnership interests and a promissory note related to Calwaii Power Holdings, LLC (“Calwaii”) and Solar Hub Utilities, LLC. (“SHU”). As a result of the transaction, we own 100% equity interest in Calwaii, an indirect 89% interest in SHU and a $7.5 million promissory note due to HPL by SHU, and currently control solar projects of approximately 15.0 MW under development in Hawaii. Pursuant to the HPL Purchase Agreement, as part of the HPL Purchase Price, we issued 3,000,000 Shares for an aggregate value of $3.3 million based on a per share price of $1.10 on October 9, 2014. The number of shares issued as part of the HPL Purchase Price is subject to adjustment in the event that the dollar volume-weighted average price (“VWAP”) for our Shares on the principal market on which they trade is less than $1.00 (as equitably adjusted for subsequent stock splits, stock combinations, stock dividends and recapitalizations as necessary) for the five trading days ending on March 30, 2015. If such VWAP is less than $1.00 per share, then we shall issue to HPL additional Shares such that the total number of Shares issued by us pursuant to the HPL Purchase Agreement multiplied by the five trading day VWAP will have a value of at least $3,000,000 on March 30, 2015.

6.

On September 22, 2014, we entered into an option agreement with Home Value, whereby we agreed to grant Home Value an option to purchase from us 17,200,000 Shares at an exercise price of $1.17 per Share. Upon Home Value’s exercise of the option, we issued 17,200,000 Shares to Home Value.

7.

On December 12, 2014, we entered into an option agreement with Brilliant King, whereby we agreed to grant Brilliant King an option to purchase from us a total of 6,000,000 Shares at an exercise price of $2.0 per Share, on or prior to the date of completion of the listing of the Shares on the New York Stock Exchange or the NASDAQ Stock Market. As of the date of this annual report, the option has not been exercised.

8.

On December 12, 2014, we entered into a convertible promissory note purchase agreement with Brilliant King, pursuant to which we agreed to issue Brilliant King a convertible promissory note in the principal amount of $12.0 million. Brilliant King may convert the convertible promissory note into 6,000,000 Shares within 18 months from the date of the note issuance.

9.

On December 12, 2014, we entered into an option agreement with Poseidon, whereby we agreed to grant Poseidon an option to purchase from us a total of 1,500,000 Shares at an exercise price of $2.0 per Share, on or prior to the date of completion of the listing of the Shares on the New York Stock Exchange or the NASDAQ Stock Market. As of the date of this annual report, the option has not been exercised.

10.

On December 12, 2014, we entered into a convertible promissory note purchase agreement with Poseidon, pursuant to which we agreed to sell Poseidon a convertible promissory note in the principal amount of $3 million. Poseidon may convert the convertible promissory note into 1,500,000 Shares within 18 months from the date of the note issuance.

11.

On December 15, 2014, we entered into an option agreement with Union Sky, whereby we agreed to grant Union Sky an option to purchase from us a total of 20,000,000 Shares at an exercise price of for $2.0 per Share, on or before March 15, 2015. This option has been expired.

12.

On December 15, 2014, we entered into a convertible promissory note purchase agreement with Union Sky, pursuant to which we agreed to sell Union Sky a convertible promissory note in the principal amount of $20 million. Union Sky may convert the convertible promissory note into 10,000,000 Shares within 18 months from the date of the note issuance.

13.

On December 15, 2014, we entered into an option agreement with Border Dragon, whereby we agreed to grant Border Dragon an option to purchase from us a total of 2,500,000 Shares at an exercise price of $2.0 per Share, on or before March 15, 2015. This option has been expired.

14.

On December 15, 2014, we entered into an option agreement with Forwin, whereby we agreed to grant Forwin an option to purchase from us a total of 5,000,000 Shares at an exercise price of $2.0 per Share, on or before March 15, 2015. This option has been expired.

15.

On January 22, 2015, we entered into an option agreement with Central Able, pursuant to which we agreed to grant Central Able an option to purchase 2,500,000 Shares at the exercise price of $2.0 per Share. As of the date of this annual report, the option has not been exercised.

Securities Authorized for Issuance under Equity Compensation Plans

On November 15, 2006, subject to approval of the Stockholders, we adopted the 2006 Equity Incentive Plan reserving 9% of the outstanding Shares (“2006 Plan”). On February 7, 2007, our stockholders approved the 2006 Plan reserving 9% of the outstanding Shares pursuant to the Definitive Proxy on Schedule 14A filed with the SEC on January 22, 2007.

The following table provides aggregate information as of December 31, 2014 with respect to all compensation plans (including individual compensation arrangements) under which equity securities are authorized for issuance:

Plan Category	Number of Securities to be issued upon exercise of of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities Remaining available for future issuance under equity compensation plans (excluding securities reflected in the first column)
Equity Compensation Plans approved by security holders	25,429,000	$0.84	29,624,317	(1)
Equity Compensation Plans not approved by security holders	-	-	-
TOTAL:	25,429,000	$0.84	29,624,317	(1)

(1)	Includes number of Shares reserved under the 2006 Equity Incentive Plan (the “Equity Plan”) as of December 31, 2014, which reserves 9% of the outstanding Shares, plus outstanding warrants.

Issuer Purchase of Equity Securities

None.

ITEM 6             SELECTED FINANCIAL DATA

Pursuant to Item 301(c) of Regulation S-K, we, as a smaller reporting company, are not required to provide the information required by this item.

ITEM 7             MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion highlights what we believe are the principal factors that have affected our financial condition and results of operations, as well as our liquidity and capital resources for the periods described. This discussion should be read in conjunction with our financial statements and related notes appearing elsewhere in this annual report. This discussion contains “forward-looking statements”, which can be identified by the use of words such as “expects”, “plans”, “will”, “may”, “anticipates”, “believes”, “should”, “intends”, “estimates” and other words of similar meaning. These forward-looking statements are subject to risks and uncertainties that may cause actual results to differ materially from those expressed or implied by these forward-looking statements. Such risks and uncertainties include, without limitation, the risks described in Item 1A above.

The following discussion is presented on a consolidated basis, and analyzes our financial condition and results of operations for the years ended December 31, 2014 and 2013.

Unless the context indicates or suggests otherwise reference to “we”, “our”, “us” and the “Company” in this section refers to the consolidated operations of Solar Power, Inc.

Overview

We are a leading provider of PV solutions for business, residential, government and utility customers and investors. We provide a full spectrum of EPC services to third party project developers, as well as develop, own and operate solar projects that sell electricity to the grid in multiple countries, including China, the U.S., the U.K., Panama, Greece, Japan and Italy. Prior to 2014, we were primarily engaged in providing EPC services to developers in the U.S. We were also engaged in the development, manufacture and marketing of a variety of PV modules, the key components of solar parks that convert sunlight into electricity, and balance-of-system components, including our in-house brand. We discontinued our development and manufacturing business in 2014. Starting from 2014, we expanded our full spectrum EPC service business to China, where we provided comprehensive and quality services to large solar projects in China. In addition, we commenced our global project development business by ramping up our portfolio of global solar projects, including projects that we plan to hold in the long term and derive electricity generation revenue from under our IPP model, and projects that we plan to sell in the future when we are presented with attractive opportunities under our build-and-transfer model, or BT model. Solar projects in our current portfolio include projects at all stages of development , including projects in operation, projects under construction and projects in pipeline. For detailed information on our project portfolio, please see “—Our Global Solar Project Development Business—Our Solar Project Portfolio.” We grow our project portfolio through acquisitions or greenfield project origination. We act as a secondary developer for the projects we acquire which are under construction or in pipeline at the time they are added to our portfolio. We have also acted as a primary developer for projects that we originated. Although we derived most of our revenue from EPC services in 2014, we expect to derive an increasing percentage of our revenue from electricity generation from our IPP solar projects and sale of our BT solar projects as our global project development business expands.

In 2014, we substantially reduced our operating loss as compared to 2013. In addition, we raised a significant amount of cash for our working capital purposes from the issuance of Shares and convertible notes in 2014 to non-U.S. investors in private placements. In 2014, we entered into various private placement share purchase agreements and option agreements with a number of non-U.S. investors and issued approximately 370.6 million unregistered Shares in reliance of Regulation S of the Securities Act, mostly at a per share purchase price benchmarked to the prevailing trading price of our Shares at the respective dates of these agreements, and raised an aggregate $167.8 million. We also raised $46.0 million of cash from issuing unregistered convertible notes to non-U.S. investors in reliance of Regulations S. As of the date of this annual report, we have 601,644,944 Shares outstanding.

Critical Accounting Policies and Estimates

Principles of Consolidation — The Consolidated Financial Statements include our accounts and companies in which we have a controlling interest. Intercompany transactions have been eliminated. The equity method of accounting is used for investments in affiliates and other joint ventures over which we have significant influence but do not have effective control. Investments in affiliates in which we cannot exercise significant influence are accounted for on the cost method.

Management also evaluates whether an interest is a variable interest entity and whether we are the primary beneficiary. Consolidation is required if both of these criteria are met. During the years ended December 31, 2014 and 2013, we did not have any variable interest entities requiring consolidation.

Equity Method – The equity method of accounting is used for investments in affiliates and other joint ventures over which the Company has significant influence but does not have control. Whether or not the Company exercises significant influence with respect to an Investee depends on an evaluation of several factors, including, among others, representation on the Investee Company’s board of directors and ownership level. Under the equity method of accounting, the Company initially records the investment at cost and adjust the carrying amount each period to recognize the share of the earnings or losses of the investee based on the Company’s ownership percentage. The Company evaluates its equity method investments whenever events or changes in circumstance indicate that the carrying amounts of such investments may be impaired. If a decline in the value of an equity method investment is determined to be other than temporary, a loss is recorded in earnings in the current period. As disclosed in Note 11, an impairment loss on investment in affiliates of $7,500 was recognized for the year ended December 31, 2013. No share of equity in income or loss for the Company’s equity method investment was recorded for the years ended December 31, 2014 and 2013.

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

Construction Contracts — Revenue on photovoltaic system construction contracts is generally recognized using the percentage-of-completion method of accounting, unless we cannot make reasonably dependable estimates of the costs to complete the contract or the contact value is not fixed, in which case we would use the completed contract method. Under the percentage-of-completion method, the Company measures the cost incurred on each project at the end of each reporting period and compares the result against the estimated total costs at completion. The percentage of cost incurred determines the amount of revenue to be recognized. Payment terms are generally defined by the contract and as a result may not match the timing of the costs incurred by the Company and the earnings accrued thereon. Such differences are recorded as costs and estimated earnings in excess of billings on uncompleted contracts (an asset account) or billings in excess of costs and estimated earnings on uncompleted contracts (a liability account). For the years ended December 31, 2014 and 2013, $5,600 and nil of progress payments have been netted against contracts costs disclosed in the account costs and estimated earnings in excess of billings on uncompleted contracts.

The percentage-of-completion method requires the use of various estimates, including, among others, the extent of progress towards completion, contract revenues and contract completion costs. Contract revenues and contract costs to be recognized are dependent on the accuracy of estimates, including direct material and labor costs and those indirect costs related to contract performance, such as indirect labor, supplies, tools, repairs, and depreciation costs. The Company has a history of making reasonable estimates of the extent of progress towards completion, contract revenues and contract completion costs. However, due to uncertainties inherent in the estimation process, it is possible that actual contract revenues and completion costs may vary from estimates. Under the completed-contract method, contract costs are recorded to a deferred project costs account and cash received are recorded to a liability account during the periods of construction. All revenues, costs, and profits are recognized in operations upon completion of the contract. A contract is considered complete and revenue recognized when all costs except insignificant items have been incurred and final acceptance has been received from the customer and receivables are deemed to be collectible. Provisions for estimated losses on uncompleted contracts, if any, are recognized in the period in which the loss first becomes probable and reasonably estimable.

Sales of project assets – For those projects where the Company is considered to be the owner, the project is accounted for under the requirements of real estate accounting. In the event of a sale, the method of revenue recognition is determined by considering the extent of the buyer’s initial and continuing investment and the nature and the extent of the Company’s continuing involvement. Generally, revenue and profit are recognized using the full accrual method once the sale is consummated, the buyer’s initial and continuing investment is sufficient to demonstrate a commitment to pay for the property, the buyer’s receivable is not subject to any future subordination, the Company has transferred the usual risk and reward of ownership to the buyer and the Company does not have a substantial continuing involvement with the property. When continuing involvement is substantial and not temporary, the Company applies the financing method, whereby the asset remains on the balance sheet and the proceeds received are recorded as a financing obligation. When a sale is not recognized due to continuing involvement and the financing method is applied, the Company records revenue and expenses related to the underlying operations of the asset in the Company’s Consolidated Financial Statements.

Services revenue under power purchase agreements – The Company derives services revenues from PV solar systems held for own use through the sale of energy to grid operators pursuant to terms set forth in power purchase agreements or local government regulations (“PPAs"). The Company has determined that none of the PPAs contains a lease since (i) the purchaser does not have the rights to operate the project assets, (ii) the purchaser does not have the rights to control physical access to the project assets, and (iii) the price that the purchaser pays is at a fixed price per unit of output. Revenue is recognized based upon the output of electricity delivered multiplied by the rates specified in the PPAs, assuming all other revenue recognition criteria are met.

Operation and maintenance – Operation and maintenance revenue is billed and recognized as services are performed. Costs of these revenues are expensed in the period they are incurred.

Product and Performance Warranties — The Company offers the industry standard warranty up to 25 years PV modules and industry standard five to ten years on inverter and balance of system components. Due to the warranty period, the Company bears the risk of extensive warranty claims long after products have been shipped and revenues have been recognized. For the Company’s cable, wire and mechanical assemblies business, historically the related warranty claims have not been material. For the Company’s solar PV business, the greatest warranty exposure is in the form of product replacement.

During the quarter ended September 30, 2007 and continuing through the fourth quarter of 2010, the Company installed own manufactured solar panels. Other than this period, the Company only installed panels manufactured by unrelated third parties as well as the Company’s principal shareholder and formerly controlling shareholder, LDK Solar Co. Ltd. (“LDK”). Certain PV construction contracts entered into during the recent years included provisions under which we agreed to provide warranties to the buyer. As a result, we recorded the provision for the estimated warranty exposure on these contracts within cost of sales. Since the Company does not have sufficient historical data to estimate its exposure, the Company’s own historical data in combination with historical data reported by other solar system installers and manufacturers were considered when the warranty exposure is estimated.

Impairment of long-lived assets — The Company’s long-lived assets include property, plant and equipment, project assets and other intangible assets with finite lives. The Company evaluates long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. These events include but are not limited to significant current period operation or cash flow losses associated with the use of a long-lived asset or group of assets combined with a history of such losses, significant changes in the manner of use of assets and significant negative industry or economic trends. If circumstances require a long-lived asset or asset group be tested for possible impairment, the Company first compare undiscounted cash flows expected to be generated by that asset or asset group to its carrying amount. If the carrying amount of the long-lived asset or asset group is not recoverable on an undiscounted cash flow basis, an impairment is recognized to the extent that the carrying amount exceeds its fair value. The determination of fair value of the intangible and long lived assets acquired involves certain judgments and estimates. These judgments can include, but are not limited to, the cash flows that an asset is expected to generate in the future. Future cash flows can be affected by factors such as changes in global economies, business plans and forecast, regulatory developments, technological improvements, and operating results. Any impairment write-downs would be treated as permanent reductions in the carrying amounts of the assets and a charge to operations would be recognized. No impairments were recorded for long-lived assets during the year ended December 31, 2013. An impairment loss on project assets of $2,055 was recognized for the year ended December 31, 2014.

Inventories — Inventories are carried at the lower of cost or market, determined by the first in first out cost method. Work-in-progress and finished goods inventories consist of raw materials, direct labor and overhead associated with the manufacturing process. Provisions are made for obsolete or slow-moving inventories based on management estimates. Inventories are impaired based on the difference between the cost of inventories and the market value based upon estimates about future demand from customers, specific customer requirements on certain projects and other factors. Inventory impairment charges establish a new cost basis for inventory and charges are not subsequently reversed to income even if circumstances later suggest that increased carrying amounts are recoverable. Inventory consisted of finished goods at December 31, 2014 and 2013.

Stock based compensation — The Company’s share-based payment transactions with employees, such as restricted shares and share options, are measured based on the grant- date fair value of the equity instrument issued. The fair value of the award is recognized as compensation expense, net of estimated forfeitures, over the period during which an employee is required to provide service in exchange for the award, which is generally the vesting period.

Allowance for doubtful accounts — The Company maintains allowances for doubtful accounts for uncollectible accounts receivable. The Company regularly monitors and assesses the risk of not collecting amounts owed by customers. This evaluation is based upon a variety of factors, including an analysis of amounts current and past due along with relevant history and facts particular to the customer. The Company does not have any off-balance-sheet credit exposure related to its customers.

Project assets — The Company acquires or constructs PV solar power systems (“project assets”) that are (i) held for development and sale or (ii) held for the Company’s own use to generate income or return from the use of the project assets. Project assets are classified as either held for development and sale or as held for use within property, plant and equipment based on the Company’s intended use of project assets. The Company determines the intended use of the project assets upon acquisition or commencement of project construction. Classification of the project assets affects the accounting and presentation in the consolidated financial statements. Transactions related to the project assets held for development and sale are classified as operating activities in the consolidated statements of cash flows and reported as sales and costs of goods sold in the consolidated statements of operations upon the sale of the project assets and fulfillment of the relevant recognition criteria. The costs to construct project assets intended to be held for own use are capitalized and reported within property, plant and equipment on the consolidated balance sheets and are presented as cash outflows from investing activities in the consolidated statements of cash flows. The proceeds from disposal of project assets classified as held for own use are presented as cash inflows from investing activities within the consolidated statements of cash flows.

Project assets costs consist primarily of capitalizable costs for items such as permits and licenses, acquired land or land use rights, and work-in-process. Work-in-process includes materials and modules, construction, installation and labor and other capitalizable costs incurred to construct the PV solar power systems.

For project assets related to projects that are held for development and sale, project costs incurred during construction are classified as noncurrent assets. Upon completion of the construction, the project assets are classified as current assets on the consolidated balance sheets when 1) they are available for immediate sale in their present condition subject to terms that are usual and customary for sales of these types assets; 2) The company is actively marketing the systems to potential third party buyers; and 3) It is probable that the system will be sold within one year.

No depreciation expense is recognized while the project assets are under construction or classified as held for sale. If facts and circumstances change such that it is no longer probable that the PV solar systems will be sold within one year of the system’s completion date, the PV solar systems will be reclassified to property, plant and equipment.

Project assets held for development and sale but are not expected to be constructed and sold within the next 12 months are reported as non-current assets.

For project assets held for development and sale, the Company considers a project commercially viable if it is anticipated to be sold for a profit once it is either fully developed or fully constructed. The Company also considers a partially developed or partially constructed project commercially viable if the anticipated selling price is higher than the carrying value of the related project assets plus the estimated cost to completion. The Company considers a number of factors, including changes in environmental, ecological, permitting, market pricing or regulatory conditions that affect the project. Such changes may cause the cost of the project to increase or the selling price of the project to decrease. The Company records an impairment loss of the project asset to the extent the carrying value exceed its estimated recoverable amount. The recoverable amount is estimated based on the anticipated sales proceeds reduced by estimated cost to complete such sales. In 2014, the Company provided impairment loss of $2,055 for certain project assets held for development and sale (see Note 11).

In addition to PV solar power systems that are developed for sale or held for the Company’s own use, the Company also invested in two PV solar power projects under engineering, procurement and construction (“EPC”) contracts with two third party project owners during the year ended December 31, 2014. Based on the Company’s intention to sell or hold for own use, the projects costs incurred for these two EPC contracts are presented as investing activities respectively in the consolidated statement of cash flows. In respect of these two EPC contracts, there was mutual understanding between the Company and the respective project owners upon the execution of the EPC contracts that the title and ownership of the PV solar power systems would transfer to the Company upon the completion of construction. Management determined that the substance of the arrangements is for the Company to construct the PV solar power systems under the legal title of the project owners and with the title and ownership of the systems transferred to the Company upon the construction completion, at which time such title transfer is permitted under local laws. The project assets under construction were pledged to the Company as at December 31, 2014.

Income taxes — The Company accounts for income taxes under the asset and liability method. Under this method, deferred tax assets and liabilities are determined based on differences between financial reporting and tax reporting bases of assets and liabilities and are measured using enacted statutory tax rates applicable to future years. Realization of deferred tax assets is dependent upon the weight of available evidence, including expected future earnings. A valuation allowance is recognized if it is more likely than not that some portion, or all, of a deferred tax asset will not be realized. Should we determine that we would be able to realize deferred tax assets in the future in excess of the net recorded amount, we would record an adjustment to the deferred tax asset valuation allowance. This adjustment would increase income in the period such determination is made.

Profit from non-U.S. activities is subject to local country taxes but not subject to U.S. tax until repatriated to the U.S. It is the Company’s intention to permanently reinvest these earnings outside the U.S., subject to our management’s continuing assessment as to whether repatriation may, in some cases, still be in the best interests of the Company. The calculation of tax liabilities involves dealing with uncertainties in the application of complex global tax regulations.

The Company recognizes the benefit of uncertain tax positions in its financial statements when it concludes that a tax position is more likely than not to be sustained upon examination based solely on its technical merits. Only after a tax position passes the first step of recognition will measurement be required. Under the measurement step, the tax benefit is measured as the largest amount of benefit that is more likely than not to be realized upon effective settlement. This is determined on a cumulative probability basis. The Company elects to accrue any interest or penalties related to its uncertain tax positions as part of its income tax expense. No reserve for uncertainty tax position was booked by the Company for the year ended December 31, 2014 and 2013.

Recently Accounting Pronouncements

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

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers, which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. ASU 2014-09 will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective. ASU 2014-09 is effective for the Company on January 1, 2017. Early application is not permitted. The standard permits the use of either a retrospective or cumulative effect transition method. The Company has not determined which transition method it will adopt, and is currently evaluating the impact that ASU 2014-09 will have on the consolidated financial statements and related disclosures upon adoption.

In August 2014, the FASB issued ASU No. 2014-15, Presentation of Financial Statements - Going Concern (Subtopic 205- 40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern, which requires management to evaluate, at each annual and interim reporting period, whether there are conditions or events that raise substantial doubt about the entity’s ability to continue as a going concern within one year after the date the financial statements are issued and to provide related disclosures. ASU 2014-15 is effective for the Company for the fiscal year ending December 31, 2016 and for interim periods thereafter. The Company is currently evaluating the impact of this standard on its consolidated financial statements.

In January 2015, the FASB issued ASU No. 2015-01, Income Statement —Extraordinary and Unusual Items (Subtopic 225- 20), which eliminates the concept of reporting for extraordinary items. ASU 2015-01 is effective for the Company for fiscal year ending December 31, 2016 and for interim periods thereafter. The Company is currently evaluating the impact of this standard on the Company’s consolidated financial statements.

On February 18, 2015, the FASB issued ASU No. 2015-02, Consolidation, which reduces the number of consolidation models and simplifies the current standard. Entities may no longer need to consolidate a legal entity in certain circumstances based solely on its fee arrangements when certain criteria are met. ASU 2015-02 reduces the frequency of the application of related-party guidance when determining a controlling financial interest in a variable interest entity. ASU 2015-02 is effective for the Company’s fiscal year ending December 31, 2015. The Company is currently evaluating the impact of this standard on the Company’s consolidated financial statements.

Recent Acquisition Activities

In line with our strategic shifting of operational focus in 2014, we have entered into agreements to make acquisitions in order to expand our global project portfolio, including IPP and BT projects, as well as to diversify our solar businesses. The financial results for the completed acquisitions in 2014 are reflected in our operating results. As of the date of this annual report, all of our acquisitions have been made to purchase 100% or controlling equity interests in the targets, and we have not made any minority investments or entered into any strategic alliances.

When making solar project acquisitions, we focus on attractive targets based on our assessment of the rate of return, taking into consideration a target project’s irradiation hours, applicable FIT rate, key technical components used as well as our cost of financing for the acquisition. See “Business—Our Global Project Development Business—Acquisition of Solar Projects” for more information on the criteria we apply when making project acquisitions.

When we pursue a target engaged in a solar business, such as a distribution business or a roof-top EPC business, we primarily select targets with higher gross profit margins, or in the case of a target engaged in a line of business complementary to our existing operations, with high potentials for us to realize synergies.

The following summary outlines the acquisitions we completed or into which have entered definitive agreements since 2014:

Solar Projects

In July 2014, we completed the acquisition of a 100% equity interest in the project company owning a 4.5 MW project in Mountain Creek, New Jersey, U.S., or the KDC Mountain Creek Project. In 2012, we provided EPC services for the project and had a note receivable of $15.0 million due to us from the 100% project owner at that time, KDC Solar RTC, LLC (“KDC”). In December 2013, due to KDC’s inability to settle the note receivable, we exchanged our interest in the note receivable for a 64.5% equity interest in the KDC Mountain Creek project by entering into an exchange and release agreement with KDC. In April 2014, we entered into a first amendment and restated exchange and release agreement with KDC and reduced the percentage of our equity interest in the KDC Mountain Creek Project from 64.5% to 20.0% in exchange for 55.62% of the cash distributions from the KDC Mountain Creek Project. On July 29, 2014, we entered into another agreement with KDC to acquire the remaining 80% equity interest in the KDC Mountain Creek Project held by KDC with no payment of consideration by us, and settled the historical note receivable due to us from KDC.

In October 2014, we completed the acquisition of 100% equity interest in the project companies owning 14.3 MW of project in Hawaii, U.S. for an aggregate purchase price of $4.8 million. The project was under construction when we completed the acquisition. We issued 3,000,000 unregistered Shares to the sellers at a per Share price of $1.10, subject to certain adjustments contingent upon the trading price of our Shares, to account for approximately $3.3 million of the purchase price, with the remaining balance of $700,000 settled in cash of $500,000 and a waiver of receivables of $150,000 due to us from KDC. See “Market For Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities—Recent Sales of Unregistered Securities.”

In October 2014, we entered into a definitive framework agreement to purchase a 100% equity interest in an aggregate of 160.0 MW of projects in China with the affiliates of GD Solar Co., Ltd., a company established in China and a subsidiary of Guodian, one of the top power producers in China and a state owned enterprise that has achieved operational scale, for an aggregate consideration of RMB1,575.0 million ($253.4 million), subject to our due diligence results of the projects. The projects were in different development stages when we entered into the agreements. As of the date of this annual report, we are in the process of conducting due diligence of the projects specified in the agreements.

In October 2014, we entered into a definitive framework agreement to acquire a 100% equity interest in an aggregate of 360.0 MW of projects in China with ZhongNeng GuoDian New Energy Development and Investment Jiangsu Co., Ltd., a company established in China, as well as its affiliate, for an aggregate consideration to be determined based on due diligence results of the projects. We agreed to pay a deposit of RMB140.0 million ($22.5 million), deductible from the final purchase price. The projects were in different development stages when we entered into the agreements. As of the date of this annual report, we are in the process of conducting due diligence of the projects specified in the agreements.

In November 2014, we entered into a definitive framework agreement to acquire a 100% equity interest in an aggregate of 148.5 MW of projects in China with TBEA Xinjiang Sunoasis Co., Ltd., a company established in China and a subsidiary of TBEA Co., Ltd., a top machinery maker in China according to China Machinery Top 500 Research Report whose shares are listed on the Shanghai Stock Exchange under the code 600089, for an aggregate consideration to be determined in a definitive share purchase agreement. The projects were in different development stages when we entered into the agreement. As of the date of this annual report, we are in the process of conducting due diligence of the projects specified in the agreement.

In November 2014, we entered into a membership interest purchase agreement with Shotmeyer LLC, 100% owner of a 9.9 MW project in New Jersey, U.S., or the Beaver Run Project, for an aggregate consideration of $5.2 million in cash. We sold PV modules to the Beaver Run Project in 2011 and had accounts receivable of $2.9 million due to us at the time of acquisition. The accounts receivable was settled with a return of PV modules of $2.1 million.

In December 2014, we completed the acquisition of a 100% equity interest in the project company owning eight solar projects of an aggregate capacity of 26.6 MW in Greece for a consideration of $112.5 million. All of the eight projects were connected to the grid and selling electricity when we completed the acquisition. We issued 38,225,846 unregistered Shares to the sellers at a per Share price of $2.07 to account for 56% of the consideration set forth in the original purchase agreement and goodwill adjustment, with the remaining balance paid in cash. See “Market For Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities—Recent Sales of Unregistered Securities.”

In December 2014, we completed the acquisition of a 100% equity interest in the project company owning 20.0 MW of projects in Qinghai Province, China for an aggregate consideration of RMB206.0 million ($33.2 million). The project was connected to the grid and selling electricity when we completed the acquisition. We paid RMB43.0 million ($6.9 million) in cash, with the remaining RMB163.0 million ($26.2 million) to settle payables due from the project company to its EPC service provider and to be paid with bank factoring financing in installments.

In February 2015, we completed the acquisition of a 100% equity interest in the project companies owning 4.3 MW of projects in Italy for an aggregate consideration of Euro12.5 million ($15.1 million). The project was connected to the grid and selling electricity when we completed the acquisition. We issued 5,722,977 unregistered Shares to the sellers to account for 75% of the consideration at a per Share price of $2.05, with the remaining balance of Euro 3.1 million ($3.8 million) settled in cash.

Other Solar Businesses

In March 2015, we entered into a definitive share purchase agreement to acquire 80% of the equity interest in Solar Juice, a company incorporated in Sydney, Australia, for a total consideration of $25.5 million at a per price to be determined by five-day average trading price prior to closing. Solar Juice distributes solar kits that include PV modules, balance-of-system components, solar monitoring systems and inverters to retail or corporate customers in Australia and Southeast Asia. Solar Juice procures PV modules from a wide range of reputable suppliers, such as TrinaSolar, JA Solar, Canadian Solar and LG. It also has adopted a supplier-neutral approach to minimize procurement costs. Solar Juice also distributes its in-house brand of PV modules, OpalSolar, which Solar Juice contracts with third parties to manufacture. SolarBusinessServices, a consultancy, ranks Solar Juice as the number one solar product distributor in terms of wholesale volume in 2013 and 2014. As of the date of this annual report, Solar Juice had over 3,000 Business-to-Business accounts, of which 700 were active on a monthly basis. In the fourth quarter of 2014, Solar Juice set up a distribution facility in Singapore and expanded its customer base into Sri Lanka, Malaysia, the Philippines, Thailand, Papua New Guinea, Fiji and the Cook Islands. We expect to complete the acquisition of Solar Juice by the end of 2015, which we believe will expand our solar business to another continent with a broad customer base.

We have funded our acquisitions primarily from cash generated from our financing activities and from credit facilities. Going forward we expect to fund our future acquisitions with cash generated from our operations, as well as equity and debt financing.

Results of Operations

Comparison of the year ended December 31, 2014 to the year ended December 31, 2013

Net sales — Our net sales were $91.6 million and $42.6 million for the year ended December 31, 2014 and 2013, respectively, an increase of $49.0 million, or 115.0%. Our net sales in 2013 and 2014 primarily consisted of revenue generated from provision of our EPC services. The increase in net sales for the years ended December 31, 2014 over the comparative period was due to our successful expansion into the China market in 2014 resulting in the EPC revenue generated from China operations. Our net sales in 2014 mainly consisted of the revenue generated from the provision of EPC services to 21.0 MW DG solar project in Xinyu County, Jiangxi Province, China, or the Xinyu Project, 30.0 MW DG solar project in Zhongwei County, Ningxia Autonomous Region, China, or the Zhongwei Project, and 30.0 MW DG solar project in Alashan County, Inner Mongolia Autonomous Region, China, or the Alashan Project, in the amount of $23.6 million, $27.9 million and $23.9 million, respectively.

Total cost of goods sold — Our total cost of goods sold was $79.5 million (86.7% of net sales) and $45.4 million (106.5% of net sales) for the years ended December 31, 2014 and 2013, respectively, an increase of $34.1 million, or 75.1%. Total cost of goods sold for the year ended December 31, 2014 was in line with our expansion of business operations in China and the provision of EPC services to solar projects located in China, mainly included costs of goods sold to the Xinyu Project, the Zhongwei Project and the Alashan Project, in the aggregate amount of $62.7 million.

Gross profit (loss) — We generated a gross profit of $12.2 million in 2014, compared to a gross loss of $2.8 million in 2013. Gross margins were 13.3% and negative 6.5% for the years ended December 31, 2014 and 2013, respectively. The reversal from gross loss in 2013 to gross profit in 2014 was primarily due to our business expansion in China and the relatively high margins of our EPC business in China.

General and administrative expenses — Our general and administrative expenses were $6.2 million (6.8% of net sales) and $17.5 million (41.1% of net sales) for the years ended December 31, 2014 and 2013, respectively, a decrease of $11.3 million, or 64.4%. The decrease in general and administrative expenses for the year ended December 31, 2014 over the comparative period was primarily due to the one-time bad debt reserve recorded against our accounts receivable of $9.5 million during the year of 2013 due to the deterioration of the business operations of one of our EPC customers, the owner of the Beaver Run Project, due to its inability to settle EPC services fees with us, whereas the bad debt reserve was reversed in the year of 2014 with a positive balance of $2.0 million due to transfer by that customer of the Beaver Run Project, and the consequent elimination of bad debt reserve in 2014. See “----Recent Acquisition Activities----Solar Projects.”

Sales, marketing and customer service expense — Our sales, marketing and customer service expenses were $1.4 million (1.5% of net sales) and $2.1 million (4.8% of net sales) for the years ended December 31, 2014 and 2013, respectively, a decrease of $0.7 million, or 31.7%. The decrease in sales, marketing and customer service expense for the year ended December 31, 2014 over the comparative period was primarily due to our precision trimming down of sales, marketing and customer services expenses to reduce operational waste and the relatively low sales and marketing expenses required for our China operations.

Impairment expenses — We recorded impairment expenses of nil and $7.5 million (17.6% of net sales) for the years ended December 31, 2014 and 2013, respectively. The impairment expenses we recorded in 2013 were due to the difference of the amount of consideration we paid for in acquiring a solar project in the U.S. and the fair value of our investment. In 2013, we provided EPC services to KDC for the KDC Mountain Creek Project, with the EPC service fees in the form of a $15.0 million note receivable due from KDC. KDC was unable to satisfy its EPC service fees payment obligations and in December 2013, we entered into an exchange and release agreement with KDC, pursuant to which we agreed to exchange our $15.0 million note receivable due to us from KDC under the EPC agreement in exchange for 64.5% equity interest in the KDC Mountain Creek Project. We determined the fair value of our investment in the KDC Mountain Creek Project to be $7.5 million in 2013 based on an income approach applying discounted cash flows to measure the fair value using a 10% discount rate, utilizing a market approach by comparing the fair value to other similar sized solar projects taking into consideration the expected time and cost to complete the project. Consequently, we recorded a $7.5 million impairment charge in 2013. In 2014, we increased our equity interest in the KDC Mountain Creek Project to 100%. See “----Recent Acquisition Activities----Solar Projects.” We did not record any impairment expenses in 2014.

Engineering, design and product management expense — Our engineering, design and product management expenses in relation to our historical balance-of-system manufacturing operations were nil and $1.8 million (4.1% of net sales) for the years ended December 31, 2014 and 2013, respectively. We discontinued our manufacturing operations in 2014. The decrease in engineering, design and product management costs to nil for the year ended December 31, 2014 over the comparative period was primarily due to cessation of our manufacturing operations.

Interest expense — Our interest expense was $2.3 million (2.5% of net sales) and $4.3 million (10.1% of net sales), respectively, for the years ended December 31, 2014 and 2013. The decrease in interest expense of $2.1 million, or 47.7%, for the year ended December 31, 2014, over the comparative period was due to the cumulative effect of a one-time settlement of bank loans and related interest payment in 2013 as well as increases in interest from the amortization of the discount on the convertible bond held by Robust Elite, arising out of the $0.16 per Share contractual conversion price which was substantially lower than the market price of our Shares at the time of the issuance of the convertible bond in April 2014. See “Note 17—Lines of Credit and Loans Payable” to the Consolidated Financial Statements set forth under Item 8 herein.

Interest income — Our interest income was $1.2 million (1.3% of net sales) and $1.7 million (3.9% of net sales) for the years ended December 31, 2014 and 2013, respectively. The decrease in interest income of $0.4 million over the comparative period was due to the conversion of two customers’ trade accounts receivable to construction in progress consequent of our acquisition of two projects to offset the EPC payments due to us from such customers, including acquisition of the KDC Mountain Creek Project discussed above.

Loss on extinguishment of convertible bonds — During the year of 2014, we incurred a one-time loss on extinguishment of convertible bond of $8.9 million (9.7% of net sales) due to termination of a convertible bond agreement that we entered into with Robust Elite, a non-U.S. investor, pursuant to which we issued Robust Elite a convertible bond in the principal amount of $11 million. On July 31, 2014, we extinguished the convertible bond and thereafter issued Robust Elite 68,750,000 Shares at $0.16 per share, the same price as the contractually required conversion price of the convertible bond which was substantially lower than the market price of our Shares at the time of issuance of convertible bond in April 2014. See “Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities—Recent Sales of Unregistered Securities.” As a result of these transactions, we initially recorded a discount on the convertible bond, and upon extinguishment of the convertible bond and subsequent issuance of our Shares, a non-cash interest expense of $1.4 million and a non-cash loss of $8.9 million on the extinguishment of convertible bond during the year ended December 31, 2014.

Gain from deconsolidation — We recorded a gain from deconsolidation of US$3.5 million in the year ended December 31, 2013 (8.3% of net sales), arising out of our deconsolidation of SGT on December 30, 2013. We owned 100% equity interest in SGT prior to the deconsolidation. In November 2013, the board of directors of SGT approved a voluntary plan for liquidation due to its liquidity position and liabilities, and on December 30, 2013, a liquidator was appointed by the board of directors of SGT, resulting in us losing our controlling interest in SGT. We recognized a gain on the deconsolidation in 2013 as the liquidation was a run-off operation. We did not record any gain from deconsolidation in 2014.

Change in market value of derivative liability — Our change in market value of derivative liability was negative $1.0 million and nil, respectively, for the years ended December 31, 2014 and 2013. The change in market value of derivative liability for the year ended December 31, 2014 over the comparative period was primarily due to the change in fair value of the cash consideration contingent upon future price of our Shares as part of purchase price to acquire 14.3 MW of projects under construction in the U.S. that we completed in October 2014. See “—Recent Acquisition Activities.”

Other gains or expenses — We generated other gains of $2.3 million (2.5% of net sales) in the year ended December 31, 2014, compared to $0.7 million (1.6% of net sales) of other expenses that we incurred in 2013. The reversal of other expenses into other gains for the year ended December 31, 2014 over the comparative period was primarily due to the exchange gains from the payables due to Sinsin Europe Solar Asset Limited Partnership and Sinsin Solar Capital Limited Partnership in connection with the acquisition of the 26.6 MW of solar projects in Greece. See “— Recent Acquisition Activities” and “Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities — Recent Sales of Unregistered Securities.”

Income tax expense — We had a provision for income taxes of $3.0 million (3.3% of net sales) and $0.8 million (1.9% of net sales) for the years ended December 31, 2014 and 2013, respectively. Despite the significant improvement of our net sales and gross profit in 2014 compared to 2013, due to cumulative historical operating losses, we carry forward a net operating loss. The provision for income taxes for the year ended December 31, 2014 was primarily the result of taxable income generated by our China operations. The provision for income taxes for the year ended December 31, 2013 was primarily the result of the gain arising out of the liquidation and deconsolidation of SGT. See “Note 6 — Deconsolidation of Solar Green Technology” to the Consolidated Financial Statements set forth under Item 8 herein.

Net Loss — For the foregoing reasons, we incurred a net loss of $5.2 million (5.7% of net sales) for the year ended December 31, 2014, representing a significant decrease compared to a net loss of $32.2 million (75.6% of net sales) in 2013.

Liquidity

A summary of the sources and uses of cash and cash equivalents is as follows:

	For the Years Ended December 31,
	2014	2013
Net cash (used in)/ provided by operating activities	(56,456)	$11,212
Net cash (used in)/ provided by investing activities	(44,885)	5,669
Net cash provided by/ (used in) financing activities	257,342	(33,599)
Effect of exchange rate changes on cash	(492)	(74)
Net increase (decrease) in cash and cash equivalents	$155,509	$(16,792)

As of December 31, 2014 and 2013, we had $156.5 million and $1.0 million, respectively, in cash and cash equivalents.

Operating Activities — Net cash used in operating activities was $56.5 million for the year ended December 31, 2014, primarily as a result of (i) an increase in costs and estimated earnings in excess of billings on uncompleted contracts of $73.7 million, (ii) an increase in project assets of $55.1 million, (iii) a decrease in accounts payable due to related party of $12.9 million and (iv) an increase in prepaid expenses and other assets of $5.0 million, partially offset by (i) an increase in accounts payable of $37.6 million, (ii) an increase in note payable of $17.8 million and (iii) advances from customers of $17.7 million.

Net cash generated from operating activities was $11.2 million for the year ended December 31, 2013, primarily as a result of (i) a decrease in costs and estimated earnings in excess of billings on uncompleted contracts of $28.7 million, (ii) a decrease in project assets, noncurrent, of $16.0 million and (iii) a decrease in accounts receivable of $11.5 million, partially offset by (i) a net loss of $32.2 million, (ii) an increase in note receivable of $27.9 million and (iii) a decrease in accounts payable of $5.5 million.

Investing Activities — Net cash used in investing activities was $44.9 million for the year ended December 31, 2014, primarily as a result of (i) acquisitions of short-term investments such as bank financing products of $40.2 million, (ii) bank deposits with maturities over three months of $8.9 million and (iii) acquisitions of new subsidiaries, net of cash required of $6.7 million, partially offset by proceeds from disposal of short-term investments of $12.9 million.

Net cash generated from investing activities was $5.7 million for the year ended December 31, 2013, primarily as a result of proceeds from repayment of notes receivable of $7.0 million, partially offset by issuance of notes receivable of $1.3 million.

Financing Activities — Net cash generated from financing activities was $257.3 million for the year ended December 31, 2014, primarily consisting of (i) proceeds of $167.8 million from the issuance of our unregistered Shares to various non-U.S. investors in reliance of Regulation S, (ii) proceeds from lines of credit and loans payable of $47.5 million and (iii) proceeds of $46.0 million from the issuance of our unregistered convertible notes to non-U.S. investors in reliance of Regulation S, partially offset by the payments on line of credit and loans payable in the amount of $4.3 million.

Net cash used in financing activities was $33.6 million for the year ended December 31, 2013, primarily due to payments on lines of credit and loans payable of $36.3 million, partially offset by proceeds from lines of credit and loans payable of $2.7 million.

Capital Resources and Material Known Facts on Liquidity

With a net loss of $32.2 million in 2013, we had an accumulated deficit of $56.1 million and working capital of negative $36.6 million as of December 31, 2013. In February 2014, our former controlling shareholder, LDK, which owned approximately 71% of our Shares at that time, announced its application for provisional liquidation in the Cayman Islands in connection with its plans to resolve its offshore liquidity. When LDK made the provisional liquidation application, we did not have the ability to settle the payment due to LDK of $50.9 million which mostly arose out of historical trade payables, without obtaining additional sources of financing or accelerating the collection of outstanding receivables due to us, particularly in light of the possibility that LDK’s provisional liquidator might demand repayment of the amounts past due. In April 2014, we also received a notice from a bank claiming that we were in default due to our failure to repay a loan of a principal amount of $4.3 million. The risks and uncertainties described above had a significant negative impact on our financial viability and raised substantial doubt about our ability to continue as a going concern.

Subsequently, we significantly improved our cash resources and liquidity position in 2014. Despite our net loss of $5.2 million in 2014 and an accumulated deficit of $61.3 million as of December 31, 2014, we substantially reduced our operating loss compared to 2013. In addition, in 2014 we raised a significant amount of cash from the issuance of our Shares and convertible notes to non-U.S. investors in private placements. We entered into various share purchase agreements and option agreements with a number of non-U.S. investors and issued approximately 370.6 million unregistered Shares in reliance of Regulation S, mostly at a per share purchase price benchmarked to the prevailing trading price of our Shares at the respective dates of these agreements, and raised an aggregate $167.8 million. As a result of these private placements, LDK’s equity interest in us decreased to 23.5% as of the date of this annual report, and it is no longer our controlling shareholder. We also raised $46.0 million of cash from issuing unregistered convertible notes to non-U.S. investors in reliance of Regulations S. As of December 31, 2014, we also had short-term bank borrowings of an aggregate $47.5 million having an interest rate ranging between 5.6% and 7% per annum, a one-year bank loan of $5.6 million and a bank financing product of $19.3 million as deposits for bank acceptance bills which will mature in May 2015.

As of December 31, 2014, we had $156.5 million in cash and cash equivalents, $8.9 million of bank deposits with maturities over three months, $27.4 million of short-term investments and $22.7 million in accounts receivable. Our working capital increased from negative $36.6 million as of December 31, 2013 to positive $129.0 million as of December 31, 2014.

We repaid the complaining bank which claimed that we were in default of a total of $4.4 million to satisfy all of our outstanding obligations, and the bank subsequently withdrew its complaint. On November 7, 2014, the Grand Court of the Cayman Islands sanctioned the scheme of arrangements relating to LDK’s assets in the Cayman Islands as well as LDK and its affiliates incorporated in the Cayman. On November 18, 2014, the High Court of Hong Kong sanctioned a related scheme of arrangement with respect to LDK’s subsidiaries incorporated in Hong Kong. The related restructuring was completed on December 17, 2014. On February 18, 2015, all the related bankruptcy and liquidation proceedings in respect of LDK and its subsidiaries in the Cayman Islands, Hong Kong and the U.S. were closed. On December 31, 2014, LDK announced that its subsidiary, LDK Solar International Company Limited (“LDK Solar HK”), entered into a settlement and mutual release agreement (the “LDK Settlement Agreement”) with us, pursuant to which LDK Solar HK agreed to release and discharge us from all actions, claims, demands, damages, obligations, liabilities, controversies and executions arising out of our payables of approximately $17.8 million to LDK Solar HK and subsidiaries, in exchange for a settlement amount of $11.0 million. Pursuant to the LDK Settlement Agreement, we are obligated to pay the outstanding $11 million settlement amount in installments before December 31, 2015 in accordance with a certain agreed schedule. However, LDK retains the right to cancel the agreed settlement and release if any installment payment is delayed for more than 30 days. We consequently did not eliminate the liability of $17.8 million waived in the LDK Settlement Agreement from our consolidated balance sheet as of December 31, 2014, given that the payment had not been fully settled. As of the date of this annual report, we made the first installment of $2.38 million as required by the payment schedule.

Given the current balance of our working capital and the events described above, the management believes that there were no significant events or conditions that may cast substantial doubt on our ability to continue as a going concern as of December 31, 2014.

Off-Balance Sheet Arrangements

At December 31, 2014, we did not have any transactions, obligations or relationships that could be considered off-balance sheet arrangements.

ITEM 7A.          QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Pursuant to Item 305(e) of Regulation S-K, the Company, as a smaller reporting company, is not required to provide the information required by this item.

ITEM 8.             FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The Financial Statements that constitute Item 8 are filed as a part of this annual report on Form 10-K are our Consolidated Financial Statements, beginning on page F-1.

ITEM 9.             CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

On November 18, 2014 (the “Dismissal Date”), we dismissed Crowe Horwath LLP (“Crowe”) as the Company’s principal accountants effective on November 18, 2014. The decision to change principal accountants was approved by our Board of Directors. We initially reported this change in a Current Report on Form 8-K filed with the SEC on November 24, 2014.

Except for an explanatory paragraph following its opinion indicating that there was substantial doubt about our ability to continue as going concern, the audit reports of Crowe on our consolidated financial statements as of and for the years ended December 31, 2012 and 2013 did not contain an adverse opinion or disclaimer of opinion, nor were they qualified or modified as to uncertainty, audit scope, or accounting principle.

During the fiscal years ended December 31, 2012 and 2013, and the subsequent interim periods through the Dismissal Date, we have not had any disagreements with Crowe on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedures, which disagreements, if not resolved to Crowe’s satisfaction, would have caused them to make reference in connection with their opinion to the subject matter of the disagreement. During the fiscal years ended December 31, 2013 and 2012, and the subsequent interim periods through the Dismissal Date, there were no reportable events as defined in Item 304(a)(1)(v) of Regulation S-K, except for the material weakness in our internal control over financial reporting, identified in our annual report on Form 10-K for the fiscal years ended December 31, 2013 and 2012 and our Quarterly Reports on Form 10-Q for the interim periods through the Dismissal Date.

On November 24, 2014, we engaged KPMG as our principal accountants for our consolidated financial statements as of and for the year ending December 31, 2014. The decision to engage KPMG was approved by our Board of Directors. We initially reported this change on the same Current Report on Form 8-K as the one reporting our dismissal of Crowe.

During our two most recent fiscal years and the subsequent interim periods through the date of this Current Report, neither we nor anyone on our behalf has consulted with KPMG regarding either (1) the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on our consolidated financial statements, and neither a written report nor oral advice was provided to us that KPMG concluded was an important factor considered by us in reaching a decision as to any accounting, auditing or financial reporting issue, or (2) any matter that was either the subject of a disagreement (as defined in Item 304(a)(1)(iv) of Regulation S-K) or a reportable event (as defined in Item 304(a)(1)(v) of Regulation S-K).

ITEM 9A.           CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our executive management is responsible for establishing and maintaining a system of disclosure controls and procedures (as defined in Rule 13a-15 and 15d-15 under the Exchange Act) designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive officer and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Our executive management concluded that, because of the material weakness in our internal control over financial reporting discussed below, our disclosure controls and procedures were not effective as of December 31, 2014. Notwithstanding the material weakness discussed below, our executive management has concluded that the consolidated financial statements included in this Form 10-K present fairly, in all material respects, our financial position, results of operations and cash flows for the periods presented in conformity with accounting principles generally accepted in the U.S.

Management’s Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Our internal control over financial reporting is a process designed by, or under the supervision of, our Chief Executive Officer and Chief Financial Officer, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Internal control over financial reporting includes those policies and procedures which (a) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets; (b) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of ours are being made only in accordance with authorizations of our management and directors; and (c) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

Management, including our Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of our internal control over financial reporting as of December 31, 2014. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in the 1992 Internal Control-Integrated Framework. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. Based on management’s assessment, including consideration of the control deficiencies discussed below, management has concluded that our internal control over financial reporting was not effective as of December 31, 2014, due to the fact that there is a material weakness in our internal control over financial reporting.

Specifically, we identified the following control deficiencies in our internal controls that constitute material weakness:

●

We instituted a number of cost cutting measures and significantly reduced the number of personnel in our accounting department which led to a lack of segregation of duties. The lack of segregation of duties prohibited a timely review at an appropriate level of precision over routine and significant transactions. Additionally, due to lack of personnel with sufficient knowledge on US GAAP and SEC reporting requirements, we did not have appropriate control and procedures in place with respect to the disclosure of and the accounting for material complex and non-routine transactions.

Attestation Report of the Registered Public Accounting Firm

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to rules of the SEC that permit us (non-accelerated filer) to provide only management’s report in this annual report.

Changes in Internal Control over Financial Reporting

Other than the changes resulting from the material weakness described above, there have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) of the Exchange Act) during the fiscal year ended December 31, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Person	Age	Position
Xiaofeng Peng	40	Chairman of the Board of Directors
Min Xiahou	51	Chief Executive Officer and Director

Lang Zhou	53	Director
Gang Dong	33	Director

Amy Jing Liu	43	Chief Financial Officer and Secretary of the Board
Hoong Khoeng Cheong	50	Chief Operating Officer
Stephen C. Kircher	61	Chief Strategy Officer

Biographies

Set forth below is a brief biography of each director, named executive officer and significant employee that contains information regarding the individual’s service as a director, named executive officer or significant employee including business experience for the past five years. In addition, information for directors includes directorships held during the past five years, information concerning certain legal or administrative proceedings, if applicable, and the experiences, qualifications, attributes or skills that caused the Board to determine that the individual should serve as a director for us.

Xiaofeng Peng

Mr. Peng has served as chairman of our Board since January 10, 2011. Mr. Peng was appointed chairman of the Board pursuant to the Stock Purchase Agreement entered into between us and LDK on January 5, 2011. Mr. Peng founded LDK in July 2005 and is its chairman of the board and chief executive officer. Prior to founding LDK, Mr. Peng founded Suzhou Liouxin Co., Ltd., or Suzhou Liouxin, in March 1997 and was its chief executive officer until February 2006. Suzhou Liouxin is a leading manufacturer of personal protective equipment in Asia. Mr. Peng graduated from Jiangxi Foreign Trade School in 1993 with a diploma in international business and from Beijing University Guanghua School of Management with an executive MBA degree in 2002.

Mr. Peng’s experience as founder of LDK and his previous experience in founding and managing manufacturing operations qualify him to be our director.

Min Xiahou

Mr. Xiahou has served as our chief executive officer and director since August 19, 2013. Mr. Xiahou is also a senior vice president of LDK and has served as the general manager of LDK’s Solar Power System Division since May 2011. From 2008 to 2011, Mr. Xiahou served as the Board Chairman and General Manager of Xinyu Urban Construction Group, a state-owned construction corporation in China. Before that, Mr. Xiahou served in various government roles from 1989 to 2011. Mr. Xiahou received his Bachelor of Economics degree from Xiamen University, China in 1989. He is also a certified accountant in China.

Mr. Xiahou’s experience as senior management of LDK and his previous experience in finance and construction companies qualify him to be our director.

Lang Zhou

Mr. Zhou has served as our director since April 17, 2014. Mr. Zhou has been a professor of Nanchang University since 1997. Mr. Zhou has extensive experience in the solar industry. Mr. Zhou received a doctoral degree in materials science and engineering from Beijing Science & Technology University, and received a Master of Science and a Bachelor of Science in materials science and engineering from Shanghai Jiaotong University in 1980.

Mr. Zhou’s experience in the solar industry qualifies him to be our director.

Gang Dong

Dr. Dong has served as our director since July 2014. Dr. Dong was appointed as a director pursuant to the Amendment to the April 2014 Purchase Agreement between us and Robust Elite on June 3, 2014. Dr. Dong is the Head Strategist of Head & Shoulders Asset Management Limited, an affiliate of Robust Elite. Dr. Dong received his doctoral degree in Management Sciences from City University of Hong Kong in 2011. While earning his doctorate, he participated in many trading strategy development projects with various financial institutions. Dr. Dong is licensed with the Hong Kong Securities and Futures Commission for Type 1(dealing in securities dealing), Type 4 (advising on securities) and Type 9 (asset management) regulated activities.

Amy Jing Liu

Ms. Liu has served as our chief financial officer, senior vice president and secretary of the board since September 18, 2014. Prior to this appointment and beginning in May 2009, Ms. Liu served as an independent financial advisor advising primarily mid to late-stage high growth companies listed on the U.S. or Hong Kong stock markets on business strategies, capital raising strategies, merger and acquisition opportunities, public offerings and investor communications. From October 2007 to April 2009, Ms. Liu was the chief financial officer of Hanwha Solarone Co., Ltd. (“Hanwha Solarone,” previously known as Solarfun Power Holdings Ltd.), a global supplier of PV cells and PV modules listed on the NASDAQ Global Market. Prior to joining Hanwha Solarone, Ms. Liu spent 13 years of her professional career serving in leadership positions at the Asia Pacific, Greater China or China offices of Thermo Fisher Scientific, DuPont, and Swire Coca-Cola. Ms. Liu graduated from China Nuclear Industrial University in 1994 with a major in statistics and received her MBA from Columbia Southern University. Ms. Liu is a certified accountant in China.

Hoong Khoeng Cheong

Mr. Cheong has served as our chief operating officer since May 26, 2014. Mr. Cheong has more than 20 years of engineering and operation experience in the solar and electronics industries. He served in various management positions in LDK from 2011 to 2014 and he was appointed as the Chairman of the Management Board and Chief Executive Officer of Sunways AG, a publicly-listed company in Germany. He previously served as our general manager from 2007 to 2011 and was responsible for PV system design and development as well as the manufacturing of key components for PV modules and racking systems before joining LDK. Prior to joining the solar industry in 2007, Mr. Cheong spent 16 years in the electronics industry responsible for engineering development and manufacturing of liquid crystal display products and he served as the Vice President of Engineering of an affiliate of Flextronics International Ltd. Mr. Cheong holds a Bachelor of Science degree in mechanical engineering from the University of Louisiana and obtained his Master of Science in computer integrated manufacturing from Nanyang Technology University in 1997.

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

Code of Ethics

Our board of directors believes in strict adherence to the highest standards of business ethics and responsibility. We have thus adopted a Code of Ethics that applies to us and our subsidiaries, as well as our directors, officers, and employees. The Code of Ethics is available at our website at www.spisolar.com.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our directors, executive officers and persons who own more than 10% of our Shares (collectively, “Reporting Persons”) to file with the SEC initial reports of ownership and changes in ownership of our Shares. Reporting Persons are required by SEC regulations to furnish us with copies of all Section 16(a) reports they file. We understand that the following persons did not timely file their Section 16(a) reports:

Name	Number of Late Reports	Number of Transactions Not Reported on a Timely Basis	Known Failure to File a Required Form
Amy Jing Liu	2	2	Forms 3 and 4 filed late
Min Xiahou	2	2	Forms 3 and 4 filed late
Xiaofeng Peng	2	2	Form 4 filed late
Lang Zhou	2	1	Forms 3 and 4 filed late
Gang Dong	2	1	Forms 3 and 4 filed late
Hoong Khoeng Cheong	2	1	Forms 3 and 4 filed late
Robust Elite Limited	5	1	No Forms 3 and 4 filed. No Schedule 13D or Schedule 13D/A filed
Joy Sky Investment Limited	1	1	No Schedule 13D filed
Strong Textile Hong Kong Limited	2	2	No Schedule 13D or Schedule 13D/A filed
Sinsin Europe Solar Asset Limited Partnership	1	1	No Schedule 13D filed

Otherwise, to our knowledge, based solely on our review of the copies of such reports received or written representations from certain Reporting Persons that no other reports were required, we believe that during its fiscal year ended December 31, 2014 all Reporting Persons timely complied with all applicable filing requirements.

Audit Committee Financial Expert

We currently do not have a separately-designated standing audit committee, or a committee performing similar functions. Rather, the entire Board acts as our audit committee, which is consistent with the listing standards applicable to us. The Board has determined that no one currently serving as a director has the attributes to serve as an “audit committee financial expert,” so we are actively considering, based on our growth strategy and business needs, whether to retain an independent director to act in such capacity. At this time, no candidates have been identified and there can be no assurance that we can attract and retain an independent director having the attributes of an audit committee financial expert.

ITEM 11.             EXECUTIVE COMPENSATION

Summary Compensation Table

The following table sets forth all compensation awarded, earned or paid for services rendered to us in all capacities during fiscal year 2014 and 2013 to (i) each person who served as our chief executive officer during fiscal 2014; (ii) the two most highly compensated officers other than the chief executive officer who were serving as executive officers at the end of fiscal 2014 and whose total compensation for such year exceeded $100,000; and (iii) up to two additional individuals for whom disclosures would have been provided in this table, but for the fact that such persons were not serving as executive officers as of the end of fiscal 2014 (sometimes referred to collectively as the “named executive officers”). A column or table has been omitted if there was no compensation awarded to, earned by or paid to any of the named executive officers or directors required to be reported in such table or column in the respective fiscal year. We do not have any employment agreements, nor do we have severance terms or provisions for executive officers.

Summary Compensation Table

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	All Other Compensation ($)	Total ($)
Min Xiahou, Chief Executive Officer and Director	2014	74,967	-	-	263,938[1]	-	338,905
	2013	-	-	-	70,000[2]	-	70,000

Amy Jing Liu, Chief Financial Officer	2014	41,285	-	-	1,301,210[3]	-	1,342,495
	2013	-	-	-	-	-	-

Hoong Khoeng Cheong, Chief Operating Officer	2014	173,960	-	-	351,918[4]	-	525,878
	2013	-	-	-	-	-	-

Stephen C. Kircher, Chief Strategy Officer	2014	220,000	-	-	245,827[5]	-	465,827
	2013	220,000	-	-	-	-	220,000

Charlotte Xi, Former President, Chief Operations Officer, Interim Financial Officer, Director and special consultant to the Company’s Chairman of the Board of Directors	2014	295,480	-	-	-	-	295,480
	2013	116,900	-	-	70,000	-	186,900

Roger Le Yu, Former Interim Chief Financial Officer[7]	2014	8,120	-	-	-	-	8,120
	2013	-	-	-	-	-	-

Note:
1.

Reflects options granted to Mr. Xiahou to purchase 1,500,000 shares of our common stock at an exercise price of $0.31 and a grant date fair value of $0.18 with four-year vesting terms and which expire in June 2019. The amount reported represents the grant date fair value computed in accordance with Financial Accounting Standards Board (“FASB”) ASC Topic 718. Mr. Xiahou was appointed as our chief executive officer on August 19, 2013.

2.

Reflects options granted to Mr. Xiahou to purchase 2,000,000 shares of our common stock at an exercise price of $0.05 and a grant date fair value of $0.035 with four-year vesting terms and which expire in August 2018. The amount reported represents the grant date fair value computed in accordance with Financial Accounting Standards Board (“FASB”) ASC Topic 718.

3.

Reflects options granted to Ms. Liu to purchase 2,000,000 shares of our common stock at an exercise price of $1.18 and a grant date fair value of $0.65 with four-year vesting terms and which expire in September 2024. The amount reported represents the grant date fair value computed in accordance with Financial Accounting Standards Board (“FASB”) ASC Topic 718. Ms. Liu was appointed chief financial officer, senior vice president and secretary of the Board on September 18, 2014.

4.

Reflects options granted to Mr. Cheong to purchase 2,000,000 shares of our common stock at an exercise price of $0.31 and a grant date fair value of $0.18 with four-year vesting terms and which expire in June 2019. The amount reported represents the grant date fair value computed in accordance with Financial Accounting Standards Board (“FASB”) ASC Topic 718. Mr. Cheong was appointed our chief operating officer on May 26, 2014.

5.

Reflects options granted to Mr. Kircher to purchase 1,000,000 shares of our common stock at an exercise price of $0.44 and a grant date fair value of $0.25 with four-year vesting terms and which expire in August 2019. The amount reported represents the grant date fair value computed in accordance with Financial Accounting Standards Board (“FASB”) ASC Topic 718. Mr. Kircher was appointed as our chief strategy officer on August 19, 2013.

6.

Ms. Xi was appointed a director on August 19, 2013 and then resigned on May 7, 2014. She resigned as our interim chief financial officer on May 16, 2014 and as our president and chief operating officer on May 25, 2014. She ceased to be the special consultant to our Chairman of the Board of Directors on September 30, 2014.

7.	Mr. Yu was appointed as our interim chief financial officer on May 26, 2014 and resigned on September 18, 2014.

Executive Compensation Practices

The compensation paid to our named executive officers summarized in our Summary Compensation Table above is determined in accordance with employment agreements that we have entered into with each of our named executive officers. These agreements provided a compensation package to our named executive officers, which include both base salary and equity compensation components.

Outstanding Equity Awards at Fiscal Year End

The following table summarizes the options awards granted to each of the named executive officer identified in the summary compensation table above pursuant to our 2006 Equity Incentive Plan. No stock options were exercised in the last fiscal year.

Outstanding Equity Awards at Fiscal Year-End

			Option Awards			Stock Awards
Name	Number of securities underlying unexercised options (#) exercisable	Number of securities underlying options (#) unexercisable	Option exercise price ($)	Option expiration date	Number of shares or units of stock that have not vested (#)	Market value of shares or units of stock that have not vested ($)	Equity incentive plan awards: number of unearned shares, units or other rights that have not vested (#)	Equity incentive plan awards: market or payout value of unearned shares, units or other rights that have not vested ($)
Min Xiahou, Chief Executive Officer and Director	500,000	-	$0.05 and $0.31	June 2019	3,000,000	316,438[1]	-	-

Amy Jing Liu, Chief Financial Officer	-	-	$1.18	September 2024	2,000,000	1,301,210[2]	-	-

Hoong Khoeng Cheong, Chief Operating Officer	-	-	$0.31	June 2019	2,000,000	351,918[3]	-	-

Stephen C. Kircher, Chief Strategy Officer	950,000	-	$1.24, $0.44 and $0.49	August 2019	1,250,000	362,077[4]	-	-

Charlotte Xi, Former President, Chief Operations Officer, Interim Financial Officer, Director and special consultant to the Company’s Chairman of the Board of Directors[5]	-	-	-	-	-	-	-	-

Roger Le Yu, Former Interim Chief Financial Officer[6]	-	-	-	-	-	-	-	-

Note:

1.

Reflects an option granted to Mr. Xiahou to purchase up to 2,000,000 shares of our common stock at an exercise price of $0.05 and 1,500,000 shares of our common stock at an exercise price of $0.31. This option expires in June 2019.

2.

Reflects options granted to Ms. Liu to purchase 2,000,000 shares of our common stock at an exercise price of $1.18 and a grant date fair value of $0.65 with four-year vesting terms and which expire in September 2024.

3.

Reflects options granted to Mr. Cheong to purchase 2,000,000 shares of our common stock at an exercise price of $0.31 and a grant date fair value of $0.18 with four-year vesting terms and which expire in June 2019.

4.

Reflects an option granted to Mr. Kircher to purchase up to 200,000 of our Shares at an exercise price of $1.24, 1,000,000 of our Shares at an exercise price of $0.49 and 1,000,000 of our Shares at an exercise price of $0.44. This option expires in August 2019.

5.

Ms. Xi resigned from our Board of Directors on May 7, 2014. She resigned as our president and chief operating officer on May 25, 2014. She ceased to be special consultant to our Chairman of the Board of Directors on September 30, 2014.

6.	Mr. Yu resigned as our interim chief financial officer on September 18, 2014.

Retirement and Resignation Plans

On November 15, 2006, subject to approval of the Stockholders, we adopted the 2006 Plan reserving 9% of the outstanding Shares. On February 7, 2007, our stockholders approved the 2006 Plan reserving 9% of the outstanding Shares pursuant to the Definitive Proxy on Schedule 14A filed with the SEC on January 22, 2007.

Director Compensation Table

The following table sets forth the compensation received by each of our non-employee Directors.

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Non-Qualified Deferred Compensation ($)	All Other Compensation ($)	Total ($)
Xiaofeng Peng	110,185	-	703,836	-	-	-	814,021
Gang Dong	-	-	17,596	-	-	-	17,596
Lang Zhou	7,500	5,037	17,596	-	-	-	30,133
Jack Lai[1]	-	-	-	-	-	-	-

Note:
1.      Mr. Lai resigned as our director on February 21, 2014.

Director Compensation Practices

According to our internal guidance on compensation on directors, all our non-employee directors are entitled to director compensation in the form of quarterly retainers and committee chairman retainers as set forth in the following table:

Quarterly retainer	$6,250
Annual Audit Committee Chairman	$5,000
Annual Audit Committee Vice Chairman	$2,500
Compensation Committee Chairman	$3,000
Governance and Nominating Committee Chairman	$3,000

In addition, we reimburse our directors for their reasonable expenses incurred in attending meetings of the board and its committees.

Additionally, when they join the board each of our independent Directors receives 25,000 restricted Shares that vest 25% annually over four years.

ITEM 12.             SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

See “Market For Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities—Securities Authorized for Issuance under Equity Compensation Plans.”

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth information as of the date of this annual report regarding the beneficial ownership of our outstanding Shares, including (a) each stockholder who is known by us to own beneficially in excess of 5% of our voting stock; (b) each director; (c) our named executive officers; and (d) our executive officers and directors as a group. Except as otherwise indicated, all persons listed below have (i) sole voting power and investment power with respect to their Shares, except to the extent that authority is shared by spouses under applicable law, and (ii) beneficial ownership with respect to their Shares. The percentage of beneficial ownership is based upon 601,644,944 Shares outstanding as of the date of this annual report, including 582,070,944 Shares and 19,574,000 shares of restricted stock. As of the date of the annual report, we have only issued shares of common stock of par value $0.0001. Unless otherwise identified, the address of our directors and officers is 3400 Douglas Boulevard, Suite #285, Roseville, California, 95661 3888.

Name of Beneficial Owner Principal Stockholder	Shares Beneficially Owned		Percentage Beneficially Owned
LDK Solar USA, Inc. 1290 Oakmead Parkway Sunnyvale, CA 94085	131,746,347		21.9%

LDK Solar Europe Holding SA 1290 Oakmead Parkway Sunnyvale, CA 94085	9,771,223		1.6%

Robust Elite Limited 25 Floor, COSCO Tower Queen’s Road Central, Hong Kong	106,250,000		17.7%

Joy Sky Investment Limited Portcullis TrustNet Chambers P.O. Box 3444, Road Town Tortola, British Virgin Islands	55,560,000		9.2%

Strong Textile Hong Kong Limited Unit E, 3/F, Wing Tat Commercial Building 97 Bonham Strand East Sheung Wan, Hong Kong	42,060,000		7.0%

Sinsin Europe Solar Asset Limited Partnership Suite 716, 10 Market Street Grand Cayman KY1-9006, Cayman Islands	38,225,846		6.4%

Home Value Holding Co., Limited P.O. Box 957, Offshore Incorporations Centre, Road Town Tortola, British Virgin Islands	34,400,000		5.7%

Directors and Executive Officers

Xiaofeng Peng, Chairman of the Board	16,200,000	[1]	2.7%
Lang Zhou, Director	125,000	[2]	*
Gang Dong, Director	100,000	[3]	*
Min Xiahou, Director, Chief Executive Officer	6,500,000	[4]	1.1%
Hoong Khoeng Cheong, Chief Operating Officer	2,600,000	[5]	*
Amy Jing Liu, Chief Financial Officer	6,000,000	[6]	*
Stephen C. Kircher, Chief Strategy Officer	2,420,000	[7]	*
All Directors and Executive Officers as a Group	33,945,000	[8]	5.6%

Note:

1.	Consists of options to purchase 4,000,000 Shares and 12,200,000 shares of restricted stock.
2.	Consists of options to purchase 100,000 Shares and 25,000 shares of restricted stock.
3.	Consists of options to purchase 100,000 Shares.
4.	Consists of options to purchase 3,500,000 Shares and 3,000,000 shares of restricted stock.
5.	Consists of options to purchase 2,100,000 Shares and 500,000 shares of restricted stock.
6.	Consists of options to purchase 2,000,000 Shares and 4,000,000 shares of restricted stock.
7.	Consists of options to purchase 2,220,000 Shares and 200,000 shares of restricted stock.
8.	Consists of options to purchase an aggregate of 14,520,000 Shares and an aggregate of 19,425,000 shares and Shares of restricted stock.
*	Less than 1.0%.

Changes in Control

We are not aware of any current arrangement whose operation might at a subsequent date result in a change in control of the registrant.

ITEM 13.             CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Transactions with Related Persons

In 2013 and 2014, we did not provide EPC services or sell any PV modules or panels to LDK. As of December 31, 2014, we had nil accounts receivable from LDK. As of December 31, 2013, we had accounts receivable due from LDK of $3.9 million from our historical provision of EPC services and PV module or panel sales to LDK prior to 2013.

We also purchased solar panels from LDK for our solar project development and consolidated payables due from SGT to LDK when we acquired 100% equity interest in SGT. As of December 31, 2013 and 2014, we had accounts payable due to LDK of $50.9 million and $34.2 million, respectively.

LDK filed an application for provisional liquidation in the Cayman Islands in connection with its plans to resolve its offshore liquidity issues in February 2014. On November 7, 2014, the Grand Court of the Cayman Islands sanctioned the scheme of arrangements relating to LDK’s assets in the Cayman Islands as well as LDK and its affiliates incorporated in the Cayman Islands. On November 18, 2014, the High Court of Hong Kong sanctioned a related scheme of arrangement with respect to LDK’s subsidiaries incorporated in Hong Kong. The related restructuring was completed on December 17, 2014. On February 18, 2015, all the related bankruptcy and liquidation proceedings in respect of LDK and its subsidiaries in the Cayman Islands, Hong Kong and the U.S. were closed. On December 31, 2014, LDK announced that its subsidiary, LDK Solar HK, entered into the LDK Settlement Agreement with us, pursuant to which LDK Solar HK agreed to release and discharge us from all actions, claims, demands, damages, obligations, liabilities, controversies and executions arising out of our payables of approximately $17.8 million to LDK Solar HK and its subsidiaries, in exchange for a settlement amount of $11.0 million. Pursuant to the LDK Settlement Agreement, we are obligated to pay the outstanding $11.0 million settlement amount in installments before December 31, 2015 in accordance with a certain agreed schedule. However, LDK retains the right to cancel the agreed settlement and release if any installment payment is delayed for more than 30 days. We consequently did not eliminate the liability of $17.8 million waived in the LDK Settlement Agreement from our consolidated balance sheet as of December 31, 2014, given that the payment had not been fully settled.

As of the date of this annual report, we made the first and second installments totaling to $2.38 million as required by the payment schedule.

As of the date of this annual report, LDK owns approximately 23.5% of our outstanding Shares.

Director Independence

The Board annually determines the independence of each director based on the independence criteria set forth in the listing standards of the Marketplace Rules of NASDAQ. In making its determinations, the Board considers all relevant facts and circumstances brought to its attention as well as information provided by the directors and a review of any relevant transactions or relationships between each director or any member of his or her family, and the Company, its senior management or our independent registered public accounting firm. Based on its review, the Board determined that Mr. Zhou is independent under the NASDAQ criteria for independent board members.

ITEM 14.             PRINCIPAL ACCOUNTING FEES AND SERVICES

Relationship with Independent Registered Public Accounting Firm

We appointed KPMG Huazhen (Special General Partnership), or KPMG Huazhen, as our independent registered public accounting firm on November 24, 2014.

Principal Accountant Fees and Services

Crowe Horwath LLP

We dismissed Crowe Horwath LLP, or Crowe, on November 18, 2014. For further information related to the dismissal of Crowe, please see the Current Report on Form 8-K filed with the SEC on November 24, 2014.

Fees billed to us by Crowe during fiscal years 2014 and 2013 were as follows:

	2014	2013
Audit Fees	$279,030	$368,880
Audit-related fees	$-	$52,980
Tax-related fees	$-	$-
All other fees	$-	$-
Total	$279,030	$421,860

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

All Other Fees

Not applicable.

KPMG Huazhen

Following the dismissal of Crowe as our independent registered public accounting firm on November 24, 2014, we retained KPMG Huazhen as our independent registered public accounting firm.

Fees billed to us by KPMG Huazhen for fiscal years 2014, subsequent to their appointment as our independent registered public accounting firm, were as follows.

2014
Audit Fees	$860,848
Audit-related fees	$-
Tax-related fees	$-
All other fees	$-
Total	$860,848

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

All Other Fees

Not applicable.

Pre-Approval Policies

Consistent with the rules of the SEC regarding auditor independence, our Board of Directors is responsible for the appointment, compensation and oversight of the work of our independent registered public accounting firm. Our Board asks our independent registered public accounting firm to provide a detailed description of its services each year as a basis for its decision-making. The Board evaluates the proposals based on four categories: Audit services, Audit-related services, Tax services, and Other services; and determines the proper arrangement for each service according to its judgment as to our needs over the coming year. Our Board pre-approves all audit and non-audit services to be performed by our independent registered public accounting firm. The Board pre-approved 100% of the audit and audit-related services performed by the independent registered public accounting firms described above in fiscal 2014 and 2013.

PART IV

ITEM 15.             EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

Exhibit No.	Description
2.1	Agreement and Plan of Merger dated as of January 25, 2006 between Welund Fund, Inc. (Delaware) and Welund Fund, Inc. (Nevada) (1)
2.2

Agreement and Plan of Merger by and among Solar Power, Inc., a California corporation, Welund Acquisition Corp., a Nevada corporation, and Welund Fund, Inc., a Nevada corporation dated as of August 23, 2006 (2)

2.3	First Amendment to Agreement and Plan of Merger dated October 4, 2006 (3)
2.4	Second Amendment to Agreement and Plan of Merger dated December 1, 2006 (4)
2.5	Third Amendment to Agreement and Plan of Merger dated December 21, 2006 (5)
2.6	Agreement of Merger by and between Solar Power, Inc., a California corporation, Solar Power, Inc., a Nevada corporation and Welund Acquisition Corp., a Nevada corporation dated December 29, 2006 (7)
2.7	Agreement of Merger by and between Solar Power, Inc., a Nevada corporation and Solar Power, Inc., a California corporation, dated February 14, 2007 (6)
3.1	Amended and Restated Articles of Incorporation (6)
3.2	Amendment of Amended and Restated Articles (17)
3.3	Bylaws (6)
3.4	Specimen (7)
3.5	Certificate of Determination of Rights, Preferences, Privileges and Restrictions of the Series A Preferred Stock of Solar Power (12)
10.1	Exchange and Release Agreement dated December 26, 2013 (15)
10.2	Form of Project Management Agreement (15)
10.3	Second Amended and Restated Operating Agreement for KDC Solar Mountain Creek Parent LLC dated February 18, 2014 (15)
10.4	First Amended and Restated Exchange and Release Agreement dated April 17, 2014 (16)
10.5	Third Amended and Restated Operating Agreement for KDC Solar Mountain Creek Parent LLC dated April 17, 2014 (16)
10.6	Equity Cash Flow Letter dated April 17, 2014 (16)
10.7	Purchase Agreement dated April 30, 2014 (17)
10.8	Amendment to Purchase Agreement dated June 3, 2014 (18)
10.9	Cooperation Agreement of 50 MWp Photovoltaic Grid-connected Power Generation Project in Yangqiao of Fenyi County dated June 25, 2014 (19)
10.10	EPC General Contract for the 50 MWp large above-ground power station project in Yangqiao of Fenyi County of Xinyu of Jiangxi dated July 17, 2014 (20)
10.11	21MWp Distributed Power Station Project of LDK Factory in Distributed PV Power Generation Demonstration Park of Xinyu of Jiangxi dated July 17, 2014 (20)
10.12	Purchase Agreement dated July 22, 2014 (20)

Exhibit No.	Description
10.13

Share Sale & Purchase Agreement Between Sinsin Europe Solar Asset Limited Partnership and Sinsin Solar Capital Limited Partnership and SPI China (HK) Limited and Solar Power, Inc. dated September 9, 2014 (21)

10.14	Pledge Agreement – Orion Energy SA (21)
10.15	Pledge Agreement - Astraios Energy SA (21)
10.16	Pledge Agreement – Jasper Pv Makedonia Energy SA (21)
10.17	Pledge Agreement – Photovoltaica Parka Veroia I SA (21)
10.18	Asset Purchase Agreement by and between Solar Power, Inc. and Hawaiian Power, LLC. Dated September 15, 2014 (22)
10.19	Purchase Agreement by and between Solar Power, Inc. and each of the purchasers listed on Schedule I thereto dated September 22, 2014 (23)
10.20	Option Agreement by and between Solar Power, Inc. and Home Value Holding Co., Limited dated September 22, 2014 (23)
10.21	Membership Interest Purchase Agreement by and between SPI Solar Japan G.K. and Mr. Takao Yasuda dated September 22, 2014 (24)
10.22	Purchase Agreement by and between Solar Power, Inc. and Smart Range Investments Limited dated October 7, 2014 (25)
10.23	Purchase Agreement by and between Solar Power, Inc. and Signet Worldwide Limited dated October 7, 2014 (25)
10.24

Ulanqab of Inner Mongolia 20MW Grid-connected Power Generation Project General Contract by and between Inner Mongolia Jingzhaolai Photovoltaic Power Co., Ltd. and Xinyu Xinwei New Energy Co., Ltd. dated October 8, 2014 (26)

10.25

Alxa League Zhiwei 30MW Photovoltaic Power Generation Project General Contract by and between Alxa League Zhiwei Photovoltaic Power Generation Co., Ltd. and Xinyu Xinwei New Energy Co., Ltd. dated October 8, 2014 (27)

10.26

Julu County Ecological Agricultural Greenhouse Distributed 20MW Photovoltaic Power Generation Project General Contract by and between Hebei Yangpu New Energy Technology Co., Ltd. and Xinyu Xinwei New Energy Co., Ltd. dated October 14, 2014 (28)

10.27

Julu County Ecological Agricultural Greenhouse Phase Two 30MW Photovoltaic Power Generation Project General Contract by and between Hebei Yangpu New Energy Technology Co., Ltd. and Xinyu Xinwei New Energy Co., Ltd. dated October 14, 2014 (28)

10.28

Julu County Ecological Agricultural Greenhouse Phase One 50 MW Photovoltaic Power Generation Project General Contract by and between Hebei Yangpu New Energy Technology Co., Ltd. and Xinyu Xinwei New Energy Co., Ltd. dated October 14, 2014 (28)

10.29	Translation of Cooperation Framework Agreement by and between SPI Solar Power Suzhou Co., Ltd. and GD Solar Co., Ltd. dated October 22, 2014 (29)
10.30	Translation of Share Purchase Agreement by and between SPI Solar Power Suzhou Co., Ltd. and China Energy Power Group Operation and Maintenance Management Jiangsu Co., Ltd. dated October 22, 2014 (29)
10.31	Translation of Share Purchase Agreement by and between SPI Solar Power Suzhou Co., Ltd. and Liaoning Xinda New Energy Investment Co., Ltd. dated October 22, 2014 (29)
10.32

Translation of Share Purchase Agreement by and between SPI Solar Power Suzhou Co., Ltd., Beijing Taihedafang Investment Development Co., Ltd. and Xinghe Chaerhu Development Co., Ltd. dated October 22, 2014 (29)

10.33

Translation of Share Purchase Framework Agreement by and between SPI Solar Power Suzhou Co., Ltd. and ZhongNeng GuoDian Green Ecological Cooperation and Development Jiangsu Co., Ltd. dated October 22, 2014 (30)

10.34	Translation of Share Purchase Agreement by and between SPI Solar Power Suzhou Co., Ltd. and ZhongNeng GuoDian New Energy Development and Investment Jiangsu Co., Ltd. dated October 22, 2014 (30)
10.35

Translation of Share Purchase Framework Agreement by and among Xinwei Solar Power Engineering (Suzhou) Co., Ltd., Zhong Junhao, Li Jin, Tong Ling Hong Xin Ling Xiang Investment Partnership, Shanghai Yi Ju Sheng Yuan Investment Center, Shanghai NineCity Investment Holding (Group) Ltd., Shanghai Yi Ju Sheng Quan Equity Investment Center, Shanghai Panshi Investment Co., Ltd. and Shanghai All-Zip Roofing System Group Co., Ltd. dated October 28, 2014 (31)

Exhibit No.	Description
10.36	Purchase Agreement by and between Solar Power, Inc. and Brilliant King Group Ltd. dated December 12, 2014 (32)
10.37	Option Agreement by and between Solar Power, Inc. and Brilliant King Group Ltd. dated December 12, 2014 (32)
10.38	Convertible Promissory Note Purchase Agreement by and between Solar Power, Inc. and Brilliant King Group Ltd. dated December 12, 2014 (32)
10.39	Purchase Agreement by and between Solar Power, Inc. and Poseidon Sports Limited December 12, 2014 (32)
10.40	Option Agreement by and between Solar Power, Inc. and Poseidon Sports Limited dated December 12, 2014 (32)
10.41	Convertible Promissory Note Purchase Agreement by and between Solar Power, Inc. and Poseidon Sports Limited dated December 12, 2014 (32)
10.42	Option Agreement by and between Solar Power, Inc. and Union Sky Holding Group Limited dated December 15, 2014 (32)
10.43	Convertible Promissory Note Purchase Agreement by and between Solar Power, Inc. and Union Sky Holding Group Limited dated December 15, 2014 (32)
10.44	Purchase Agreement by and between Solar Power, Inc. and Border Dragon Limited dated December 15, 2014 (32)
10.45	Option Agreement by and between Solar Power, Inc. and Border Dragon Limited dated December 15, 2014 (32)
10.46	Purchase Agreement by and between Solar Power, Inc. and Forwin International Financial Holding Limited dated December 12, 2014 (32)
10.47	Option Agreement by and between Solar Power, Inc. and Forwin International Financial Holding Limited dated December 15, 2014 (32)
10.48	Purchase Agreement by and between Solar Power, Inc. and Central Able Investments Limited dated December 15, 2014 (32)
10.49

Translation of Equity Interest Purchase Agreement by and among SPI Solar Power (Suzhou) Co., Ltd., TBEA Xinjiang Sunoasis Co., Ltd. and Xinjiang Sang’ou Solar Equipment Co., Ltd. dated December 31, 2014 (33)

10.50	Translation of Share Pledge Agreement by and among TBEA Xinjiang Sunoasis Co., Ltd., Gonghe County Xinte Photovoltaic Co., Ltd. and SPI Solar Power (Suzhou) Co., Ltd. dated December 31, 2014 (33)
10.51

Translation of Amendment Agreement to Share Pledge Agreement by and among TBEA Xinjiang Sunoasis Co., Ltd., Gonghe County Xinte Photovoltaic Co., Ltd. and SPI Solar Power (Suzhou) Co., Ltd. dated December 31, 2014 (33)

10.52	Translation of Mortgage Agreement by and among TBEA Xinjiang Sunoasis Co., Ltd., Gonghe County Xinte Photovoltaic Co., Ltd. and SPI Solar Power (Suzhou) Co., Ltd. dated December 31, 2014 (33)
10.53	Stock Purchase Agreement by and among CECEP Solar Energy Hong Kong Co., Limited, SPI China (HK) Limited and Solar Power, Inc. dated January 15, 2015 (34)
10.54	Option Agreement by and between Solar Power, Inc. and Central Able Investments Limited dated January 22, 2015 (35)
10.55	English translation of Exclusive Consultancy and Service Agreement by and between Yan Hua Internet Technology (Shanghai) Co., Ltd. and Solar Energy E-Commerce (Shanghai) Limited dated March 26, 2015
10.56

English translation of Proxy Voting Agreement by and among Yan Hua Internet Technology (Shanghai) Co., Ltd., Solar Energy E-Commerce (Shanghai) Limited and shareholders of Solar Energy E-Commerce (Shanghai) Limited dated March 26, 2015

10.57

English translation of Equity Interest Pledge Agreement by and among Yan Hua Internet Technology (Shanghai) Co., Ltd., Solar Energy E-Commerce (Shanghai) Limited and shareholders of Solar Energy E-Commerce (Shanghai) Limited dated March 26, 2015

10.58

English translation of Exclusive Call Option Agreement by and among Yan Hua Internet Technology (Shanghai) Co., Ltd., Solar Energy E-Commerce (Shanghai) Limited and shareholders of Solar Energy E-Commerce (Shanghai) Limited dated March 26, 2015

Exhibit No.	Description
14.1	Code of Ethics (13)
16.1	Letter of Crowe Horwath LLP(14)
21.1	List of Subsidiaries
23.1	Consent of Independent Registered Public Accounting Firm — KPMG Huazhen (Special General Partnership)
23.2	Consent of PRC legal counsel—Grandall Law Firm
23.3	Consent of Independent Registered Public Accounting Firm — Crowe Horwath LLP
31.1	Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101*

The following materials from this Annual Report on Form 10-K for the year ended December 31, 2014 formatted in Extensible Business Reporting Language (XBRL): (i) the Consolidated Statements of Income, (ii) the Consolidated Balance Sheets, (iii) the Consolidated Statements of Cash Flows and (iv) related notes.

Footnotes to Exhibits Index

*

XBRL information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

(1)	Incorporated by reference to Form 8-K filed with the SEC on February 3, 2006.
(2)	Incorporated by reference to Form 8-K filed with the SEC on August 29, 2006.
(3)	Incorporated by reference to Form 8-K filed with the SEC on October 6, 2006.
(4)	Incorporated by reference to Form 8-K filed with the SEC on December 6, 2006.
(5)	Incorporated by reference to Form 8-K filed with the SEC on December 22, 2006.
(6)	Incorporated by reference to Form 8-K filed with the SEC on February 20, 2007.
(7)	Incorporated by reference to the Form SB-2 filed with the SEC on January 17, 2007.
(8)	Incorporated by reference to Form 8-K filed with the SEC on January 12, 2011.
(9)	Incorporated by reference to Form 8-K filed with the SEC on September 23, 2009.
(10)	Incorporated by reference to Form 8-K filed with the SEC on June 7, 2010.
(11)	Incorporated by reference to Form 8-K filed with the SEC on August 4, 2010.
(12)	Incorporated by reference to Form 8-K filed with the SEC on January 6, 2011.
(13)	Incorporated by reference to Form 10KSB filed with the SEC on April 16, 2007.
(14)	Incorporated by reference to Form 8-K filed with the SEC on November 24, 2014.
(15)	Incorporated by reference to Form 8-K filed with the SEC on February 21, 2014
(16)	Incorporated by reference to Form 8-K filed with the SEC on April 23, 2014
(17)	Incorporated by reference to Form 8-K filed with the SEC on May 6, 2014
(18)	Incorporated by reference to Form 8-K filed with the SEC on June 9, 2014
(19)	Incorporated by reference to Form 8-K filed with the SEC on July 10, 2014
(20)	Incorporated by reference to Form 8-K filed with the SEC on August 4, 2014
(21)	Incorporated by reference to Form 8-K filed with the SEC on September 15, 2014
(22)	Incorporated by reference to Form 8-K filed with the SEC on September 22, 2014

(23)	Incorporated by reference to Form 8-K filed with the SEC on September 23, 2014
(24)	Incorporated by reference to Form 8-K filed with the SEC on September 30, 2014
(25)	Incorporated by reference to Form 8-K filed with the SEC on October 7, 2014
(26)	Incorporated by reference to Form 8-K filed with the SEC on October 10, 2014
(27)	Incorporated by reference to Form 8-K filed with the SEC on October 14, 2014
(28)	Incorporated by reference to Form 8-K filed with the SEC on October 17, 2014
(29)	Incorporated by reference to Form 8-K filed with the SEC on October 23, 2014
(30)	Incorporated by reference to Form 8-K filed with the SEC on October 24, 2014
(31)	Incorporated by reference to Form 8-K filed with the SEC on October 29, 2014
(32)	Incorporated by reference to Form 8-K filed with the SEC on December 18, 2014
(33)	Incorporated by reference to Form 8-K filed with the SEC on January 8, 2015
(34)	Incorporated by reference to Form 8-K filed with the SEC on January 16, 2015
(35)	Incorporated by reference to Form 8-K filed with the SEC on January 23, 2015

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SOLAR POWER, INC.

March 31, 2015	/s/ Min Xiahou
By: Min Xiahou
Title: Chief Executive Officer
(Principal Executive Officer)

March 31, 2015	/s/ Amy Jing Liu
By: Amy Jing Liu
Title: Chief Financial Officer (Principal Financial
Officer and Principal Accounting Officer)

Pursuant to requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Capacity	Date

/s/ Min Xiahou	Director, CEO	March 31, 2015
Min Xiahou

/s/ Xiaofeng Peng	Director	March 31, 2015
Xiaofeng Peng

/s/ Lang Zhou	Director	March 31, 2015
Lang Zhou

/s/ Gang Dong	Director	March 31, 2015
Gang Dong

/s/ Amy Jing Liu	CFO	March 31, 2015
Amy Jing Liu

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Solar Power, Inc.:

We have audited the accompanying consolidated balance sheet of Solar Power, Inc. and subsidiaries as of December 31, 2014, and the related consolidated statements of operations, comprehensive loss, stockholders’ equity, and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Solar Power, Inc. and subsidiaries as of December 31, 2014, and the results of their operations and their cash flows for the year then ended, in conformity with U.S. generally accepted accounting principles.

/s/ KPMG Huazhen (SGP)

Shanghai, China
March 31, 2015

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders
Solar Power, Inc.
Roseville, California

We have audited the accompanying consolidated balance sheet of Solar Power, Inc. (the “Company”) as of December 31, 2013, and the related consolidated statements of operations, comprehensive loss, stockholders’ equity, and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Solar Power, Inc. as of December 31, 2013, and the results of its operations and its cash flows for the year then ended, in conformity with U.S. generally accepted accounting principles.

/s/ Crowe Horwath LLP

San Francisco, California

April 15, 2014

SOLAR POWER, INC.
CONSOLIDATED BALANCE SHEETS

(In thousands, except for share and per share data)

	December 31, 2014	December 31, 2013
ASSETS
Current assets:
Cash and cash equivalents	$156,540	$1,031
Restricted cash	337	-
Bank deposits with maturity over three months	8,852	-
Short-term investments	27,354	-
Accounts receivable, net of allowance for doubtful accounts of $766 and $5,887, respectively	22,654	6,260
Accounts receivable, related party	-	3,905
Notes receivable	-	8,450
Costs and estimated earnings in excess of billings on uncompleted contracts	73,742	-
Inventories, net	6,975	23
Project assets	73,930	-
Prepaid expenses and other current assets	10,930	4,458
Total current assets	381,314	24,127
Intangible assets	560	1,132
Goodwill	66,045	-
Restricted cash, net of current portion	160	400
Accounts receivable, noncurrent	4,490	12,349
Notes receivable, noncurrent	6,611	13,668
Property, plant and equipment net	106,438	11,752
Project assets , noncurrent	21,265	-
Investment in affiliate	-	7,536
Deferred tax assets,, net	1,024	-
Total assets	$587,907	$70,964
LIABILITIES AND STOCKHOLDERS’ EQUITY (Deficit)
Current liabilities:
Accounts payable	$76,778	$3,919
Accounts payable, related party	34,150	50,907
Notes payable	26,707	-
Accrued liabilities	11,288	741
Income taxes payable	3,648	-
Billings in excess of costs and estimated earnings on uncompleted contracts	-	862
Advance from customers	17,690	-
Line of credit and loans payable	48,286	4,250
Other current liabilities	33,762	-
Total current liabilities	252,309	60,679
Financing and capital lease obligations,	10,092	11,730
Convertible bonds	32,575	-
Deferred tax liability, net	3,680	-
Other liabilities, noncurrent	27,143	1,422
Total liabilities	325,799	73,831
Commitments and contingencies	-	-
Stockholders’ equity (Deficit):
Preferred stock, par $0.0001, 20,000,000 shares authorized; none issued and outstanding	-	-
Common stock, par $0.0001, 1,000,000,000 and 250,000,000 shares authorized, respectively; 568,847,967 and 198,214,456 shares issued and outstanding, respectively	57	20
Additional paid in capital	327,573	53,376
Accumulated other comprehensive loss	(4,252)	(189)
Accumulated deficit	(61,270)	(56,074)
Total stockholders’ equity (deficit)	262,108	(2,867)
Total liabilities and stockholders’ equity (deficit)	$587,907	$70,964

The accompanying notes are an integral part of these consolidated financial statements.

SOLAR POWER, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except for share and per share data)

	For the Years Ended December 31,
	2014	2013
Net sales:
Net sales	$91,642	$42,629
Cost of goods sold:
Cost of goods sold	77,430	42,582
Provision for losses on contracts	2,055	2,816
Total cost of goods sold	79,485	45,398
Gross profit (loss)	12,157	(2,769)
Operating expenses:
General and administrative	6,243	17,534
Sales, marketing and customer service	1,401	2,050
Impairment charges	-	7,500
Engineering, design and product management	-	1,761
Total operating expenses	7,644	28,845
Operating income (loss)	4,513	(31,614)
Other income (expense):
Interest expense	(2,259)	(4,321)
Interest income	1,212	1,655
Loss on extinguishment of convertible bonds	(8,907)	-
Gain from deconsolidation	-	3,537
Fair value change of derivative liability	972	-
Others	2,313	(688)
Total other (expense) income, net	(6,669)	183
Loss before income taxes	(2,156)	(31,431)
Provision for income taxes	3,040	813
Net loss	$(5,196)	$(32,244)
Net loss per common share:
Basic and Diluted	(0.02)	(0.16)

Weighted average number of common shares used in computing per share amounts:
Basic and Diluted	307,005,057	198,214,456

The accompanying notes are an integral part of these consolidated financial statements.

SOLAR POWER, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(In thousands)

	For the Years EndedDecember 31,
	2014	2013
Net loss	$(5,196)	$(32,244)
Other comprehensive loss:
Foreign currency translation loss arising during the period	(4,063)	(74)
Less: reclassification of foreign currency translation loss to net loss	-	172
Net change in accumulated other comprehensive loss	(4,063)	98
Comprehensive loss	$(9,259)	$(32,146)

The accompanying notes are an integral part of these consolidated financial statements.

SOLAR POWER, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (Deficit)
(In thousands)

					Accumulated
			Additional		Other
	Common Stock		Paid-In	Accumulated	Comprehensive
	Shares	Amount	Capital	Deficit	Loss	Total
Balances at December 31, 2012	198,215	20	48,219	(23,830)	(287)	24,122
Net loss				(32,244)		(32,244)
Foreign currency translation adjustments					98	98
Solar Green Technology debt forgiveness			4,582			4,582
Stock-based compensation expense			575			575
Balances at December 31, 2013	198,215	$20	$53,376	$(56,074)	$(189)	$(2,867)
Net loss				(5,196)		(5,196)
Foreign currency translation adjustments					(4,063)	(4,063)
Issuance of Common Stock and option	369,948	37	263,491			263,528
Issuance of convertible bonds			10,313			10,313
Exercise of stock options	685		37			37
Stock-based compensation expense			356			356
Balances at December 31, 2014	568,848	$57	$327,573	$(61,270)	$(4,252)	$262,108

The accompanying notes are an integral part of these consolidated financial statements.

SOLAR POWER, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	December 31, 2014	December 31, 2013
Cash flows from operating activities:
Net loss	$(5,196)	(32,244)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	1,267	1,283
Amortization	572	571
Stock-based compensation expense	356	575
Gain on deconsolidation	-	(3,537)
Bad debt expenses (reversal)	(2,043)	9,303
Loss on extinguishment of convertible bonds	8,907	-
Change in fair value of derivative liability	(972)	-
Loss (Gain) on sales of fixed assets	1	(382)
Amortization of loan fees	-	307
Change in deferred taxes	(126)	(150)
Impairment of project assets	2,055	2,816
Impairment charges	-	7,500
Non-cash interest expense	1,406	-
Other non-cash expense	310	-
Operating income from solar system subject to financing obligation	(819)	(1,183)
Changes in operating assets and liabilities
Accounts receivable	$(1,272)	11,491
Accounts receivable, related party	-	3,823
Notes receivable	-	(27,931)
Costs and estimated earnings in excess of billings on uncompleted contracts	(73,742)	28,692
Restricted cash	(337)	-
Project assets	(55,066)	15,993
Inventories	3,838	1,025
Prepaid expenses and other assets	(5,020)	(899)
Accounts payable	37,556	(5,452)
Accounts payable, related party	(12,853)	7,815
Note payable	17,809	-
Advances from customers	17,690	-
Income taxes payable	2,942	-
Billings in excess of costs and estimated earnings on uncompleted contracts	(862)	(4,066)
Billings in excess of costs and estimated earnings on uncompleted contracts, related party	-	(49)
Accrued liabilities and other liabilities	7,143	(4,089)
Net cash (used in)/generated from operating activities	(56,456)	11,212
Cash flows from investing activities:
Proceeds from repayment of notes receivable	-	7,007
Issuance of notes receivable	-	(1,335)
Proceeds from disposal of fixed assets	1	-
Investment in affiliate	(586)	-
Acquisitions of property, plant and equipment	(147)	(3)
Acquisitions of project assets,	(1,295)	-
Acquisitions of new subsidiaries, net of cash acquired	(6,652)	-
Acquisition of short-term investments	(40,227)	-
Bank deposit with maturity over three months	(8,852)	-
Proceeds from disposal of short-term investments	12,873	-
Net cash (used in)/generated from investing activities	(44,885)	5,669
Cash flows from financing activities:
Proceeds from issuance of common stocks	167,848	-
Proceeds from issuance of share options	37	-
Proceeds from line of credit and loans payable	47,467	2,666
Decrease in restricted cash	240	20
Proceeds from issuance of convertible bonds	46,000	-
Payments on line of credit and loans payable	(4,250)	(36,285)
Net cash generated from/(used in) financing activities	257,342	(33,599)
Effect of exchange rate changes on cash	(492)	(74)
Increase (decrease) in cash and cash equivalents	155,509	(16,792)
Cash and cash equivalents at beginning of year	1,031	17,823
Cash and cash equivalents at end of year	$156,540	1,031

Supplemental cash flow information:
Cash paid for interest	191	4,280
Non-cash activities:
Debt forgiveness from related party	-	4,582
Netting off balance due to/from related party (Note 25)	3,905	-
Contribution of other assets to investment in affiliate (Note 8)	790	7,536
Exchange of notes receivable and other assets to acquire project assets in construction (Note 8)	9,448	-
Exchange of investment in affiliate to acquire project assets in construction (Note 8)	8,912	-
Common Stock issued to acquire project assets in construction (Note 8)	3,300	-
Common Stock issued in connection with convertible bond extinguishment (Note 16)	11,000
Derivative liability issued to acquire project assets in construction (Note 8)	983	-
Exchange of Beaver run accounts receivable to acquire inventory and other assets (Note 6)	2,296	-
Exchange of Apple Orchard accounts receivable to acquire inventory (Note 6)	7,887	-
Exchange of Seashore accounts receivable to acquire inventory (Note 6)	1,395	-
Common Stock issued to acquire new subsidiaries (Note 3)	78,955	-

The accompanying notes are an integral part of these consolidated financial statements.

SOLAR POWER, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2013 AND 2014

 (Amounts in US$ thousands, except share and per share data)

1.	Description of Business

Solar Power, Inc. (“SPI”) and its subsidiaries (collectively the “Company”) is a global solar energy facility (“SEF”) developer offering its own brand of high-quality, low-cost distributed generation and utility-scale SEF development services. The Company primarily partners with developers around the world as co-developer and provides engineering, procurement and construction (“EPC”) services.

Prior to 2014, the Company was primarily engaged in providing EPC services to developers in the U.S. Since 2014, the Company commenced its global project development business by ramping up its portfolio of global solar projects, including projects that the Company intends to hold in the long term and derive electricity generation revenue.

As of December 31, 2014, the Company’s major subsidiaries include Xinwei Solar Engineering and Construction (Suzhou) Co., Ltd. (“Xinwei Suzhou”), Xinyu Xinwei New Energy Co., Ltd. (“Xinyu Xinwei”), Sinsin Renewable Investment Limited (“Sinsin”) and Gonghe County Xinte Photovoltaic Co., Ltd. (“Xinte”). Solar Green Technology S.P.A. (“SGT”) was deconsolidated in 2014 (see Note 4). Xinwei Suzhou and Xinyu Xinwei were incorporated in China in 2014 in connection with the expansion of the Company’s full spectrum EPC service business in China. Sinsin and Xinte were acquired by the Company in 2014 for ramping up its portfolio of global solar projects (see Note 3).

2.	Summary of Significant Accounting Policies

(a)	Basis of Presentation

The accompanying consolidated financial statements (“Consolidated Financial Statement”) of the Company are prepared in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”).

(b)	Use of estimates

The preparation of the consolidated financial statements in conformity with US GAAP requires the Company to make estimates and assumptions that affect reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements as well as the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Significant accounting estimates reflected in the Company’s consolidated financial statements include the allowance made for doubtful accounts receivable, inventory write-downs, the estimated useful lives of long-lived assets, the impairment of goodwill, long-lived assets and project assets, fair value of derivative liability, valuation allowance of deferred income tax assets, accrued warranty expenses, the grant-date fair value of share-based compensation awards and related forfeiture rates, and fair value of financial instruments. Changes in facts and circumstances may result in revised estimates. The current economic environment has increased the degree of uncertainty inherent in those estimates and assumptions.

(c)	Principles of Consolidation

The Consolidated Financial Statements include the accounts of the Company and companies in which the Company has a controlling interest. Intercompany transactions and balances have been eliminated. For consolidated subsidiaries where the Company’s ownership in the subsidiary is less than 100%, the equity interest not held by the Company is shown as non-controlling interests. Management also evaluates whether an investee company is a variable interest entity and whether the Company is the primary beneficiary. Consolidation is required if both of these criteria are met. The Company does not have any variable interest entities requiring consolidation, during the years ended December 31, 2014 and 2013.

(d)	Investment in Affiliates

The equity method of accounting is used for investments in affiliates and other joint ventures over which the Company has significant influence but does not have control. Whether or not the Company exercises significant influence with respect to an Investee depends on an evaluation of several factors, including, among others, representation on the Investee Company’s board of directors and ownership level. Under the equity method of accounting, the Company initially records the investment at cost and adjust the carrying amount each period to recognize the share of the earnings or losses of the investee based on the Company’s ownership percentage. The Company evaluates its equity method investments whenever events or changes in circumstance indicate that the carrying amounts of such investments may be impaired. If a decline in the value of an equity method investment is determined to be other than temporary, a loss is recorded in earnings in the current period. As disclosed in Note 11, an impairment loss on investment in affiliates of $7,500 was recognized for the year ended December 31, 2013. No share of equity in income or loss for the Company’s equity method investment was recorded for the years ended December 31, 2014 and 2013.

(e)	Cash and cash equivalents

Cash and cash equivalents include cash on hand, cash accounts, interest bearing savings accounts and all highly liquid investments with original maturities of three months or less.

(f)	Restricted cash

Restricted cash represent bank deposits held as collateral for issuance of letters of credit, letters of guarantee or bank borrowings. Upon maturity of the letters of credit, letters of guarantee and repayment of bank borrowings, the deposits are released and become available for general use by the Company. Restricted cash are reported within cash flows from operating, investing or financing activities in the consolidated statements of cash flows with reference to the purpose of being restricted. Restricted cash, which matures twelve months after the balance sheet date, is classified as non-current assets in the consolidated balance sheets.

(g)	Fair value of financial instruments

The Company estimates fair value of financial assets and liabilities as the price that would be received from the sale of an asset or paid to transfer a liability (an exit price) on the measurement date in an orderly transaction between market participants. The fair value measurement guidance establishes a three-level fair value hierarchy that prioritizes the inputs into the valuation techniques used to measure fair value.

●

Level 1 — Valuation techniques in which all significant inputs are unadjusted quoted prices from active markets for assets or liabilities that are identical to the assets or liabilities being measured.

●

Level 2 — Valuation techniques in which significant inputs include quoted prices from active markets for assets or liabilities that are similar to the assets or liabilities being measured and/or quoted prices for assets or liabilities that are identical or similar to the assets or liabilities being measured from markets that are not active. Also, model-derived valuations in which all significant inputs and significant value drivers are observable in active markets are Level 2 valuation techniques.

●

Level 3 — Valuation techniques in which one or more significant inputs or significant value drivers are unobservable. Unobservable inputs are valuation technique inputs that reflect the Company’s own assumptions about the assumptions that market participants would use to price an asset or liability.

The Company uses quoted market prices to determine the fair value when available. If quoted market prices are not available, the Company measures fair value using valuation techniques that use, when possible, current market-based or independently-sourced market parameters, such as interest rates and currency rates.

(h)	Receivables and Allowance for Doubtful Accounts

The Company grants open credit terms to credit-worthy customers. Terms vary per contract terms and range from 30 to 365 days. Contractually, the Company may charge interest for extended payment terms and require collateral.

The Company maintains allowances for doubtful accounts for uncollectible accounts receivable. The Company regularly monitors and assesses the risk of not collecting amounts owed by customers. This evaluation is based upon a variety of factors, including an analysis of amounts current and past due along with relevant history and facts particular to the customer. The Company does not have any off-balance-sheet credit exposure related to its customers.

(i)	Inventories

Inventories are carried at the lower of cost or market, determined by the first in first out cost method. Work-in-progress and finished goods inventories consist of raw materials, direct labor and overhead associated with the manufacturing process. Provisions are made for obsolete or slow-moving inventories based on management estimates. Inventories are impaired based on the difference between the cost of inventories and the market value based upon estimates about future demand from customers, specific customer requirements on certain projects and other factors. Inventory impairment charges establish a new cost basis for inventory and charges are not subsequently reversed to income even if circumstances later suggest that increased carrying amounts are recoverable. Inventory consisted of finished goods at December 31, 2014 and 2013.

(j)	Project Assets

The Company acquires or constructs PV solar power systems (“project assets”) that are (i) held for development and sale or (ii) held for the Company’s own use to generate income or return from the use of the project assets. Project assets are classified as either held for development and sale or as held for use within property, plant and equipment based on the Company’s intended use of project assets. The Company determines the intended use of the project assets upon acquisition or commencement of project construction. Classification of the project assets affects the accounting and presentation in the consolidated financial statements. Transactions related to the project assets held for development and sale are classified as operating activities in the consolidated statements of cash flows and reported as sales and costs of goods sold in the consolidated statements of operations upon the sale of the project assets and fulfillment of the relevant recognition criteria. The costs to construct project assets intended to be held for own use are capitalized and reported within property, plant and equipment on the consolidated balance sheets and are presented as cash outflows from investing activities in the consolidated statements of cash flows. The proceeds from disposal of project assets classified as held for own use are presented as cash inflows from investing activities within the consolidated statements of cash flows.

Project assets costs consist primarily of capitalizable costs for items such as permits and licenses, acquired land or land use rights, and work-in-process. Work-in-process includes materials and modules, construction, installation and labor and other capitalizable costs incurred to construct the PV solar power systems.

For project assets related to projects that are held for development and sale, project costs incurred during construction are classified as noncurrent assets. Upon completion of the construction, the project assets are classified as current assets on the consolidated balance sheets when 1) they are available for immediate sale in their present condition subject to terms that are usual and customary for sales of these types assets; 2) The company is actively marketing the systems to potential third party buyers; and 3) It is probable that the system will be sold within one year.

No depreciation expense is recognized while the project assets are under construction or classified as held for sale. If facts and circumstances change such that it is no longer probable that the PV solar systems will be sold within one year of the system’s completion date, the PV solar systems will be reclassified to property, plant and equipment.

Project assets held for development and sale but are not expected to be constructed and sold within the next 12 months are reported as non-current assets.

For project assets held for development and sale, the Company considers a project commercially viable if it is anticipated to be sold for a profit once it is either fully developed or fully constructed. The Company also considers a partially developed or partially constructed project commercially viable if the anticipated selling price is higher than the carrying value of the related project assets plus the estimated cost to completion. The Company considers a number of factors, including changes in environmental, ecological, permitting, market pricing or regulatory conditions that affect the project. Such changes may cause the cost of the project to increase or the selling price of the project to decrease. The Company records an impairment loss of the project asset to the extent the carrying value exceed its estimated recoverable amount. The recoverable amount is estimated based on the anticipated sales proceeds reduced by estimated cost to complete such sales. In 2014, the Company provided impairment loss of $2,055 for certain project assets held for development and sale (see Note 11).

In addition to PV solar power systems that are developed for sale or held for the Company’s own use, the Company also invested in two PV solar power projects under engineering, procurement and construction (“EPC”) contracts with two third party project owners during the year ended December 31, 2014. Based on the Company’s intention to sell or hold for own use, the projects costs incurred for these two EPC contracts are presented as investing activities respectively in the consolidated statement of cash flows. In respect of these two EPC contracts, there was mutual understanding between the Company and the respective project owners upon the execution of the EPC contracts that the title and ownership of the PV solar power systems would transfer to the Company upon the completion of construction. Management determined that the substance of the arrangements is for the Company to construct the PV solar power systems under the legal title of the project owners and with the title and ownership of the systems transferred to the Company upon the construction completion, at which time such title transfer is permitted under local laws. The project assets under construction were pledged to the Company as at December 31, 2014.

(k)	Property, plant and equipment

The Company reports its property, plant and equipment at cost, less accumulated depreciation. Cost includes the prices paid to acquire or construct the assets, interest capitalized during the construction period and any expenditure that substantially extends the useful life of an existing asset. The Company expenses repair and maintenance costs when they are incurred. Depreciation is recorded on the straight-line method based on the estimated useful lives of the assets as follows:

Plant and machinery (years)	5
Furniture, fixtures and equipment (years)	3-5
Computers and software (years)	3-5
Automobile (years)	3
Leasehold improvements	The shorter of the estimated life or the lease term
PV solar system (years)	25-27

(l)	Intangible assets other than goodwill

Intangible assets consist of patents. Amortization is recorded on the straight-line method based on the estimated useful lives of the assets.

(m)	Impairment of long-lived assets

The Company’s long-lived assets include property, plant and equipment, project assets and other intangible assets with finite lives. The Company evaluates long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. These events include but are not limited to significant current period operation or cash flow losses associated with the use of a long-lived asset or group of assets combined with a history of such losses, significant changes in the manner of use of assets and significant negative industry or economic trends. If circumstances require a long-lived asset or asset group be tested for possible impairment, the Company first compare undiscounted cash flows expected to be generated by that asset or asset group to its carrying amount. If the carrying amount of the long-lived asset or asset group is not recoverable on an undiscounted cash flow basis, an impairment is recognized to the extent that the carrying amount exceeds its fair value. The determination of fair value of the intangible and long lived assets acquired involves certain judgments and estimates. These judgments can include, but are not limited to, the cash flows that an asset is expected to generate in the future. Future cash flows can be affected by factors such as changes in global economies, business plans and forecast, regulatory developments, technological improvements, and operating results. Any impairment write-downs would be treated as permanent reductions in the carrying amounts of the assets and a charge to operations would be recognized. No impairments were recorded for long-lived assets during the year ended December 31, 2013. An impairment loss on project assets of $2,055 was recognized for the year ended December 31, 2014.

(n)	Goodwill

Goodwill is an asset representing the future economic benefits arising from other assets acquired in a business combination that are not individually identified and separately recognized. Goodwill is reviewed for impairment at least annually. In September 2011, the FASB issued ASU 2011-08, Testing Goodwill for Impairment, which provides an entity the option to perform a qualitative assessment to determine whether it is more-likely-than-not that the fair value of a reporting unit is less than its carrying amount prior to performing the two-step goodwill impairment test. If this is the case, the two-step goodwill impairment test is required. If it is more-likely-than-not that the fair value of a reporting is greater than its carrying amount, the two-step goodwill impairment test is not required.

If the two-step goodwill impairment test is required, first, the fair value of the reporting unit is compared with its carrying amount (including goodwill). If the fair value of the reporting unit is less than its carrying amount, an indication of goodwill impairment exists for the reporting unit and the entity must perform step two of the impairment test (measurement). Under step two, an impairment loss is recognized for any excess of the carrying amount of the reporting unit’s goodwill over the implied fair value of that goodwill. The implied fair value of goodwill is determined by allocating the fair value of the reporting unit in a manner similar to a purchase price allocation and the residual fair value after this allocation is the implied fair value of the reporting unit goodwill. Fair value of the reporting unit is determined using a discounted cash flow analysis. If the fair value of the reporting unit exceeds its carrying amount, step two does not need to be performed.

The Company performs its annual impairment review of goodwill at December 31, and when a triggering event occurs between annual impairment tests. No impairment loss was recorded for any of the periods presented.

(o)	Product warranties

The Company offers the industry standard warranty up to 25 years PV modules and industry standard five to ten years on inverter and balance of system components. Due to the warranty period, the Company bears the risk of extensive warranty claims long after products have been shipped and revenues have been recognized. For the Company’s cable, wire and mechanical assemblies business, historically the related warranty claims have not been material. For the Company’s solar PV business, the greatest warranty exposure is in the form of product replacement.

During the quarter ended September 30, 2007 and continuing through the fourth quarter of 2010, the Company installed own manufactured solar panels. Other than this period, the Company only installed panels manufactured by unrelated third parties as well as the Company’s principal shareholder and formerly controlling shareholder, LDK Solar Co. Ltd. (“LDK”). Certain PV construction contracts entered into during the recent years included provisions under which we agreed to provide warranties to the buyer. As a result, we recorded the provision for the estimated warranty exposure on these contracts within cost of sales. Since the Company does not have sufficient historical data to estimate its exposure, the Company’s own historical data in combination with historical data reported by other solar system installers and manufacturers were considered when the warranty exposure is estimated.

(p)	Income taxes

The Company accounts for income taxes under the asset and liability method. Under this method, deferred tax assets and liabilities are determined based on differences between financial reporting and tax reporting bases of assets and liabilities and are measured using enacted statutory tax rates applicable to future years. Realization of deferred tax assets is dependent upon the weight of available evidence, including expected future earnings. A valuation allowance is recognized if it is more likely than not that some portion, or all, of a deferred tax asset will not be realized. Should we determine that we would be able to realize deferred tax assets in the future in excess of the net recorded amount, we would record an adjustment to the deferred tax asset valuation allowance. This adjustment would increase income in the period such determination is made.

Profit from non-U.S. activities is subject to local country taxes but not subject to U.S. tax until repatriated to the U.S. It is the Company’s intention to permanently reinvest these earnings outside the U.S., subject to our management’s continuing assessment as to whether repatriation may, in some cases, still be in the best interests of the Company. The calculation of tax liabilities involves dealing with uncertainties in the application of complex global tax regulations.

The Company recognizes the benefit of uncertain tax positions in its financial statements when it concludes that a tax position is more likely than not to be sustained upon examination based solely on its technical merits. Only after a tax position passes the first step of recognition will measurement be required. Under the measurement step, the tax benefit is measured as the largest amount of benefit that is more likely than not to be realized upon effective settlement. This is determined on a cumulative probability basis. The Company elects to accrue any interest or penalties related to its uncertain tax positions as part of its income tax expense. No reserve for uncertainty tax position was booked by the Company for the year ended December 31, 2014 and 2013.

(q)	Revenue recognition

Product sales

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

Construction contracts

Revenue on photovoltaic system construction contracts is generally recognized using the percentage-of-completion method of accounting, unless we cannot make reasonably dependable estimates of the costs to complete the contract or the contact value is not fixed, in which case we would use the completed contract method. Under the percentage-of-completion method, the Company measures the cost incurred on each project at the end of each reporting period and compares the result against the estimated total costs at completion. The percentage of cost incurred determines the amount of revenue to be recognized. Payment terms are generally defined by the contract and as a result may not match the timing of the costs incurred by the Company and the earnings accrued thereon. Such differences are recorded as costs and estimated earnings in excess of billings on uncompleted contracts (an asset account) or billings in excess of costs and estimated earnings on uncompleted contracts (a liability account). For the years ended December 31, 2014 and 2013, $5,600 and nil of progress payments have been netted against contracts costs disclosed in the account costs and estimated earnings in excess of billings on uncompleted contracts.

The percentage-of-completion method requires the use of various estimates, including, among others, the extent of progress towards completion, contract revenues and contract completion costs. Contract revenues and contract costs to be recognized are dependent on the accuracy of estimates, including direct material and labor costs and those indirect costs related to contract performance, such as indirect labor, supplies, tools, repairs, and depreciation costs. The Company has a history of making reasonable estimates of the extent of progress towards completion, contract revenues and contract completion costs. However, due to uncertainties inherent in the estimation process, it is possible that actual contract revenues and completion costs may vary from estimates. Under the completed-contract method, contract costs are recorded to a deferred project costs account and cash received are recorded to a liability account during the periods of construction. All revenues, costs, and profits are recognized in operations upon completion of the contract. A contract is considered complete and revenue recognized when all costs except insignificant items have been incurred and final acceptance has been received from the customer and receivables are deemed to be collectible. Provisions for estimated losses on uncompleted contracts, if any, are recognized in the period in which the loss first becomes probable and reasonably estimable.

Sales of project assets

For those projects where the Company is considered to be the owner, the project is accounted for under the requirements of real estate accounting. In the event of a sale, the method of revenue recognition is determined by considering the extent of the buyer’s initial and continuing investment and the nature and the extent of the Company’s continuing involvement. Generally, revenue and profit are recognized using the full accrual method once the sale is consummated, the buyer’s initial and continuing investment is sufficient to demonstrate a commitment to pay for the property, the buyer’s receivable is not subject to any future subordination, the Company has transferred the usual risk and reward of ownership to the buyer and the Company does not have a substantial continuing involvement with the property. When continuing involvement is substantial and not temporary, the Company applies the financing method, whereby the asset remains on the balance sheet and the proceeds received are recorded as a financing obligation. When a sale is not recognized due to continuing involvement and the financing method is applied, the Company records revenue and expenses related to the underlying operations of the asset in the Company’s Consolidated Financial Statements.

Services revenue under power purchase agreements

The Company derives services revenues from PV solar systems held for own use through the sale of energy to grid operators pursuant to terms set forth in power purchase agreements or local government regulations (“PPAs"). The Company has determined that none of the PPAs contains a lease since (i) the purchaser does not have the rights to operate the project assets, (ii) the purchaser does not have the rights to control physical access to the project assets, and (iii) the price that the purchaser pays is at a fixed price per unit of output. Revenue is recognized based upon the output of electricity delivered multiplied by the rates specified in the PPAs, assuming all other revenue recognition criteria are met.

Operation and maintenance

Operation and maintenance revenue is billed and recognized as services are performed. Costs of these revenues are expensed in the period they are incurred.

(r)	Foreign currency translation and foreign currency risk

The United States dollar (“US dollar”), the currency in which a substantial portion of SPI’s transactions are denominated, is used as is functional and reporting currency. Monetary assets and liabilities denominated in currencies other than the US dollar are translated into US dollar at the rates of exchange ruling at the balance sheet date. Transactions in currencies other than the US dollar during the year are converted into the US dollar at the applicable rates of exchange prevailing at the beginning of the month the transactions occurred. Transaction gains and losses are recognized in the consolidated statements of operations. Exchange gain of $1,489 and $281, respectively were recognized and recorded in other income- others in the consolidated statement of operations during the years ended December 31, 2014 and 2013.

The financial records of the Company’s subsidiaries outside of the US are maintained in local currencies other than US dollar, such as RMB and Euro, which are also their functional currencies. Assets and liabilities are translated at the exchange rates at the balance sheet date, equity accounts are translated at historical exchange rates and revenues, expenses, gains and losses are translated using the average rate for the year. Translation adjustments are reported as cumulative translation adjustments and are shown as a separate component of accumulated other comprehensive income in the statement of comprehensive income.

The RMB is not a freely convertible currency. The PRC State Administration for Foreign Exchange, under the authority of the PRC government, controls the conversion of RMB to foreign currencies. The value of the RMB is subject to changes of central government policies and international economic and political developments affecting supply and demand in the China foreign exchange trading system market. The Company’s cash and cash equivalents and restricted cash denominated in RMB amounted to $68,469 and $8 as of December 31, 2014 and 2013, respectively. As of December 31, 2014, all of the Company’s cash and cash equivalents and restricted cash were held in major financial institutions located in PRC, European, USA and Asia Pacific.

(s)	Stock-based compensation

The Company’s share-based payment transactions with employees, such as restricted shares and share options, are measured based on the grant- date fair value of the equity instrument issued. The fair value of the award is recognized as compensation expense, net of estimated forfeitures, over the period during which an employee is required to provide service in exchange for the award, which is generally the vesting period.

(t)	Derivative instruments

The Company enters into derivative financial instrument arising from an asset acquisition as mentioned in Note 12 to the consolidated financial statements. The Company recognizes all derivative instruments as either assets or liabilities in the balance sheet at their respective fair values. Changes in the fair value are recognized in earnings.

(u)	Recently Adopted and Recently Issued Accounting Guidance

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

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers, which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. ASU 2014-09 will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective. ASU 2014-09 is effective for the Company on January 1, 2017. Early application is not permitted. The standard permits the use of either a retrospective or cumulative effect transition method. The Company has not determined which transition method it will adopt, and is currently evaluating the impact that ASU 2014-09 will have on the consolidated financial statements and related disclosures upon adoption.

In August 2014, the FASB issued ASU No. 2014-15, Presentation of Financial Statements - Going Concern (Subtopic 205- 40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern, which requires management to evaluate, at each annual and interim reporting period, whether there are conditions or events that raise substantial doubt about the entity’s ability to continue as a going concern within one year after the date the financial statements are issued and to provide related disclosures. ASU 2014-15 is effective for the Company for the fiscal year ending December 31, 2016 and for interim periods thereafter. The Company is currently evaluating the impact of this standard on its consolidated financial statements.

In January 2015, the FASB issued ASU No. 2015-01, Income Statement —Extraordinary and Unusual Items (Subtopic 225- 20), which eliminates the concept of reporting for extraordinary items. ASU 2015-01 is effective for the Company for fiscal year ending December 31, 2016 and for interim periods thereafter. The Company is currently evaluating the impact of this standard on the Company’s consolidated financial statements.

On February 18, 2015, the FASB issued ASU No. 2015-02, Consolidation, which reduces the number of consolidation models and simplifies the current standard. Entities may no longer need to consolidate a legal entity in certain circumstances based solely on its fee arrangements when certain criteria are met. ASU 2015-02 reduces the frequency of the application of related-party guidance when determining a controlling financial interest in a variable interest entity. ASU 2015-02 is effective for the Company’s fiscal year ending December 31, 2015. The Company is currently evaluating the impact of this standard on the Company’s consolidated financial statements.

3.	Business Combinations

(a)	Acquisition of Sinsin

On September 5, 2014, the Company and its wholly-owned indirect subsidiary, SPI China (HK) Limited entered into a Share Sale & Purchase Agreement (“Purchase Agreement”) with Sinsin Europe Solar Asset Limited Partnership (“Sinsin Europe”) and Sinsin Solar Capital Limited Partnership (“Sinsin Solar Capital”) to purchase all of the outstanding capital stock of Sinsin Renewable Investment Limited, a limited liability company registered in Malta (“Sinsin”). Sinsin Europe owns 99,999 Ordinary “A” shares and Sinsin Solar Capital owns 1 Ordinary “B” share of Sinsin representing all of outstanding capital stock of Sinsin. The acquisition was completed on December 1, 2014.

Sinsin is engaged in the development, acquisition, management, and/or operation of energy solutions, projects, plants, factories, warehouses, stores, and facilities dedicated to the production of alternative energy sources and the facilitation of the distribution, supply and sale of such alternative energy power, through eight photovoltaic plants with a total capacity of 26.6MW in Greece. Sinsin conducts its business through four subsidiaries registered in Greece.

The purchase consideration of Sinsin consists of cash Euro 3,370 ($4,209) (“Cash Consideration”) and 38,225,846 shares of the Company’s common stock (“Stock Consideration”). In addition to the purchase considerations, the Company is also required to settle the accounts payable in the amount of Euro 45,929 ($57,365) due to Sinsin Europe on behalf of Sinsin (“Payable Settlement”). The total of Cash Consideration and Payable Settlement amounting to Euro 49,299 ($61,574) was scheduled to be settled in several installments through 2016. The Stock Consideration was settled on October 3, 2014 by the Company, and the common stock was subject to a three-month lockup period as agreed in the Purchase Agreement. The acquisition was consummated on December 1, 2014 upon completion of all closing conditions. As of December 31, 2014, $29,850 and $25,531 were recorded in Other liabilities and Other liabilities-noncurrent, respectively, for the outstanding cash settlement in the consolidated financial statements.

The fair value of the Stock Consideration was determined to be $78,955, which was based on the closing market price of the Company’s common stock on the acquisition date of December 1, 2014, with adjustments for the lockup period and other factors.

The acquisition has been accounted for under ASC 805 Business Combinations. The Company made estimates and judgments in determining the fair value of acquired assets and liabilities, based on management’s experiences with similar assets and liabilities with the assistance from an independent valuation firm. The allocation of the purchase price is as follows:

USD
Identifiable assets acquired and liabilities assumed
Cash and cash equivalents	958
Accounts receivable	5,793
Other receivable	2,398
Property, plant and equipment	71,098
Long term receivables	14
Deferred tax assets	1,719
Accounts payable	(1,944)
Income tax payable	(381)
Other accrued liabilities	(222)
Other long-term liability	(4)
Deferred tax liabilities	(4,859)
Identifiable net assets acquired (a)	74,570
Consideration
Cash Consideration	4,209
Payable Settlement	57,365
Stock Consideration	78,955

Total consideration (b)	140,529
Goodwill (b - a)	65,959

During the period from the acquisition date to December 31, 2014, the acquired subsidiary contributed revenue of $346 and earnings of $55 to the Company’s consolidated results.

Goodwill primarily represents the expected synergies from combining operations of the Company and Sinsin, which are complementary to each other, and any other intangible benefits that would accrue to the Company that do not qualify for separate recognition. The excess of purchase price over the identifiable net tangible and intangible assets acquired was recorded as goodwill.

(b)	Acquisition of Xinte

On November 6, 2014, a PRC wholly owned subsidiary of the Company, SPI Solar Power (Suzhou) Co., Ltd.(“SPI Meitai Suzhou”), entered into an equity interest purchase agreement (the “Equity Interest Purchase Agreement”) with TBEA Xinjiang Sunoasis Co., Ltd. (“TBEA Sunoasis”) and a wholly owned subsidiary of TBEA Sunoasis, for the acquisition (the “Acquisition”) of the 100% equity interest in Gonghe County Xinte Photovoltaic Co., Ltd. (“Xinte”), a company incorporated under the laws of the PRC. The principal activities of Xinte are the development, investment and operation of a photovoltaic plant located in PRC. As of December 31, 2014, Xinte owned a 20MW photovoltaic plant.

The purchase consideration of Xinte was RMB 43,000 ($6,919) to be settled in cash (“Xinte Cash Consideration”). In addition to the purchase consideration, the Company is also required to settle the accounts payable arising from EPC service in the amount of RMB147,077 ($23,705) due to TBEA Sunoasis on behalf of Xinte (“Xinte Payable Settlement”). The total of Xinte Cash Consideration and Xinte Payable Settlement amounting to RMB190,077 ($30,624) was scheduled to settle in several installments through 2015. Among which RMB144,200 ($23,333) carried interests at an annual rate of 3.88%. The acquisition was consummated on December 31, 2014 upon completion of all closing conditions. As of December 31, 2014, $3,701 and $23,705 were recorded in Other liabilities and Accounts payables, respectively, for the outstanding cash settlement in the consolidated financial statements.

Concurrent with entry into the Equity Interest Purchase Agreement, SPI Meitai Suzhou separately entered into a share pledge agreement, as amended (the “Share Pledge Agreement”) and a mortgage agreement (the “Mortgage Agreement”) with TBEA Sunoasis and Xinte. SPI Meitai Suzhou agreed to pledge 85% of the equity interest in Xinte held by SPI Meitai Suzhou to TBEA Sunoasis pursuant to the Share Pledge Agreement, and to mortgage all assets of the 20MW photovoltaic power station owned by Xinte to TBEA Sunoasis pursuant to the Mortgage Agreement.

The acquisition had been accounted for under ASC 805 Business Combinations. The Company made estimates and judgments in determining the fair value of acquired assets and liabilities, based on management’s experiences with similar assets and liabilities with the assistance from an independent valuation firm. The allocation of the purchase price is as follows:

USD
Identifiable assets acquired and liabilities assumed
Cash and cash equivalents	16
Accounts receivable	2,168
Other receivable	3,292
Prepaid expenses and other current assets	7
Property, plant and equipment	26,402
Land use rights	402
Deferred tax assets	358
Income tax payable	(325)
Others	(1,782)
Identifiable net assets acquired (a)	30,538

Cash consideration and Xinte Payable Settlement (b)	30,624
Goodwill (b - a)	86

The following unaudited pro forma summary presents consolidated information of the Company as if these two business combinations had occurred on January 1, 2013. In determining these amounts, management has assumed that the fair value adjustments that arose on the acquisition date would remain the same even if the acquisition had occurred on January 1, 2013. However, as Sinsin and Xinte were incorporated on May 8, 2013 and April 28, 2013, respectively, the combination result for the year ended December 31, 2013 represents the result after the dates of incorporation of Sinsin and Xinte.

	Pro forma year ended December 31, 2014 (Unaudited)	Pro forma year ended December 31, 2013 (Unaudited)

Net revenue	$105,314	$43,551
Net loss	$(3,152)	$(40,103)

4.	Deconsolidation of SGT

In November 2013, the board of directors of SGT approved a voluntary plan for liquidation. On December 30, 2013, the board of directors of SGT appointed a liquidator. Under Italian regulations, the liquidation process was administered by the liquidator and the Company did not have the ability to exercise influence over SGT. As a result of these actions, the Company deconsolidated SGT on December 30, 2013 when the Company ceased to have a controlling financial interest in SGT. The fair value of the Company’s retained investment in SGT was zero as of December 31, 2014 and December 31, 2013.

5.	Short-term investments

On November 13, 2014, the Company invested $8,045 (equivalent to RMB50,000) in a financial product managed by a bank in the PRC. The investment is not redeemable by the Company until its maturity date of May 14, 2015. The investment is principal protected with an estimated but not guaranteed return rate of 5% per annum.

On November 24, 2014, the Company invested $19,309 (equivalent to RMB120,000) in a financial product managed by a bank in the PRC. Pursuant to the investment terms of this financial product, the investment is not redeemable by the Company until its maturity date of May 22, 2015. The investment is principal protected with an estimated but not guaranteed return rate of 4.5% per annum. As at December 31, 2014, this investment was pledged as security for a one-year short term loan of $5,632 (equivalent to RMB35,000 obtained from the same PRC bank on December 3, 2014. The pledge will be released upon the repayment of the short term loan.

6.	Accounts and Notes Receivable

In 2013, the Company recognized $13,900 of revenue under the completed-contract method and recorded a receivable of $8,800(denominated in Euros) related to the sale of projects in Greece. As the customer that purchased the projects did not receive term financing from China Development Bank, the receivable is currently being collected over a six year agreed-upon payment schedule, plus variable interest. In the second quarter of 2013, the Company reclassified $5,900 of existing accounts receivables related to sale of panels to another Greece customer to noncurrent assets based on the expected collection period which is anticipated to exceed one year. As of December 31, 2014 and December 31, 2013, $7,705 and $4,258, respectively, were recorded as current accounts receivable and $4,476 and $12,349, respectively, were recorded in noncurrent accounts receivable from these two customers.

During 2013 the Company issued a note receivable of $13,668 to KDC Solar (“KDC”) for one of KDC’s completed projects with a 15 year payment terms which began on the project’s commercial operations date in April 2013. The note bears interest of LIBOR plus 460bps. If KDC obtains term debt financing for this project, the collection of the note receivable may be accelerated. On September 30, 2014, the Company and KDC entered into Release Agreement where KDC would pay $13,668 to SPI, including $7,887 of solar panels and $5,781 of cash. The remaining noncurrent notes receivable was $6,611 and $13,668, respectively as of December 31, 2014 and 2013.

As of December 31,2013, accounts receivable of $2,882 is due from Beaver Run Solar Farm LLC (“Beaver Run”) for solar module sales in December 2011. In November 2014, the Company entered into a membership interest purchase agreement (“MIPA”) with Shotmeyer LLC, the parent company of Beaver Run, to acquire 100% membership interest in Beaver Run at the consideration of $5,196. In addition, pursuant to MIPA, the accounts receivable of $2,882 due from Beaver Run would be settled by the return of $2,094 solar modules to the Company, partially net-off the acquisition consideration of $300 and land leasing fee of $488 which is held by the parent company of Beaver Run used for the Beaver Run project. As of December 31, 2014, the construction costs of Beaver Run project was $5,791.

In 2011, the Company and Seashore entered into an EPC contract and Solar Panels Sales Agreement whereby the Company provided to Seashore EPC service in connection with a solar power project to be located in New Jersey and sold to Seashore 11,374 photovoltaic solar panels, respectively. In July 2013, SPI filed a complaint against Seashore Solar, Inc. and Seashore Solar Development, LLC (collectively “Seashore”) in the Superior Court of New Jersey. This lawsuit related to $2,800, part of the outstanding receivables of the aforementioned project. On May 15, 2014, the Company entered into a settlement agreement with Seashore regarding the total outstanding balance of $3,699. Seashore agreed to settle all outstanding debts in full by cash payment of $750 and solar panels of $1,395. As at December 31, 2014, the panels as agreed were received, and a full provision of $750 was provided by the Company as no payment was received.

7.	Costs and estimated earnings in excess of billings on uncompleted contracts

As of December 31, 2014 costs and estimated earnings in excess of billings on uncompleted contracts are related to three EPC projects in the PRC. The Company recognized $75,395 of revenue under the percentage-of-completion method relating to these three EPC projects during the year ended December 31, 2014.

8.	Project Assets

As of December 31, 2014, project assets mainly consist of the SEF development across U.S.A., UK, Japan and the PRC, with the amount of $48,520, $14,000, $12,826 and $19,849 respectively.

Project assets consist of the following:

December 31, 2014
Under development-Company as project owner	$75,346
Held for sale	-
Total project assets held for development and sales	75,346
Under development-Company expected to be project owner upon the completion of construction*	19,849
Total project assets	95,195
Current, net of impairment loss	$73,930
Noncurrent	$21,265

*All of the projects costs under this category were recorded as project assets, noncurrent,

See Note 2 (j) for the above classification of project assets..

Included in the project assets under development-Company as project owner as at December 31,2014 were an amount of $23,943 and $17,864 respectively in respect of certain projects in Hawaii (see below) and Mountain Creek in New Jersey (see Note11)

Solar Hub Utilities, LLC and Calwaii, LLC

On April 27, 2012, the Company made a secured loan of $1,000 to Solar Hub Utilities, LLC (“Solar Hub”), to be used by Solar Hub for pre-development costs, and the Company recorded the amount as notes receivable. On June 8, 2012, the Company agreed to advance Solar Hub up to $9,000 under a new $9,000 secured promissory note, secured by the project assets, which refinanced the original $1,000 advance and bore a 6% annual interest rate. Repayment in full of all outstanding amounts was due on December 31, 2012 but, in March 2013, was extended to a new maturity date of July 1, 2014 and the interest was changed to 10% per annum. As of December 31, 2013, the outstanding balance of the note receivable from Solar Hub was $8,450.

In May 2014, the Company entered into an agreement with Solar Hub and Hawaiian Power, LLC (“HPL”) pursuant to which the Company and HPL formed Calwaii Power Holdings, LLC (“Calwaii”). The Company and HPL each received a 50% membership interest in Calwaii.

In May, 2014, Solar Hub entered into an agreement with Calwaii pursuant to which Solar Hub transferred to Calwaii its payment obligations under the notes payable due to the Company and HPL, respectively, as well as its ownership in all of its solar projects.

When the Company received a 50% membership interest in Calwaii in May 2014, Calwaii did not have enough equity at risk to finance its activities without additional subordinated financial support and the Company determined this joint venture was a VIE. Because all rights and obligations are equally absorbed by both parties to Calwaii, the Company determined that it was not the primary beneficiary of Calwaii and, therefore, accounted for this entity under the equity method, and the Company’s $1,376 investment was recorded as an investment in the member units of the investee at cost.

On September 15, 2014, the Company entered into a purchase agreement with HPL to purchase HPL’s 50% membership interest in Calwaii, and an 89% general partnership interest in Solar Hub in exchange for a consideration of $4,783 consisting of $500 cash, $3,300 worth of the Company’s Common Stock, and contingent consideration valued at $983 which is accounted for as a derivative liability (see Note 12). As a result of the transaction in May 2014 in which Solar Hub transferred all of its payment obligations and ownership in all of its solar projects to Calwaii, Solar Hub did not hold any assets or liabilities as of September 15, 2014, date of the aforementioned acquisition. As of September 15, 2014, Calwaii’s total assets and liabilities only included land rights and pre-contract costs related to the solar projects. Additionally, Calwaii had not entered into any power generation contracts with any utilities companies. Management concluded that the acquisition of 100% managing member interest in Calwaii did not meet the definition of a business combination as the primary inputs (the solar plants, which had yet to be constructed) were not available as of the date of acquisition. The Company has accordingly accounted for the transaction as an asset acquisition. The net assets acquired were recognized at the Company’s cost to acquire the net assets of $15,605. The cost to acquire the net assets included the Company’s $9,448 of note receivable, including accrued interest, from Calwaii, the Company’s $1,376 worth of previously held equity interest in Calwaii, and the Company’s $4,783 of consideration transferred to HPL on September 15, 2014. The net assets acquired were located in Hawaii.

Pursuant to a sales agreement dated September 18, 2014, the Company agreed to sell four out of the forty-three PV solar systems of Calwaii’s project upon their completion of construction at a consideration of $5,850. The Company accounted for this sales transaction using the full accrual method under ASC 360-20, real estate accounting, and did not recognize any revenue and profit for this sales transaction for the year ended December 31, 2014 as certain closing conditions, including but not limited to grid connection specified in the sales agreement, had not been met.

As of December 31, 2014, the project asset costs recorded and included in project held for development for these forty-three PV solar systems under the Calwaii’s projects amounted to $23,943.

9.	Prepaid expenses and other current assets

Prepaid expenses and other current assets as at December 31, 2014 primarily included a deposit of $5,250 paid to State Grid Corporation of China under an Acquisition Framework agreement dated October 22, 2014, and the deposit is not related to any specific entities’ acquisitions. This deposit would be refundable under certain circumstances pursuant to the Framework agreement.

10.	Property, Plant and Equipment

Property, plant and equipment consisted of the following:

	December 31, 2014	December 31, 2013
PV solar systems	$110,553	$14,852
Plant and machinery	33	33
Furniture, fixtures and equipment	269	269
Automobile	75	-
Computers and software	1,296	1,153
Leasehold improvements	4	4
	112,230	16,311
Less: accumulated depreciation	(5,792)	(4,559)
	$106,438	$11,752

PV solar system primarily included costs of acquiring permits, construction fees of PV solar system, costs of items installed in the PV solar system including solar panels, and other costs incurred that are directly attributable to getting the PV solar system ready for its intended use of grid connection with customer for supply of electricity.

In 2009, Solar Power, Inc. capitalized a photovoltaic (“PV”) solar system relating to the Aerojet 1 solar development project along with the associated financing obligation, recorded under financing and capital lease obligations, net of current portion, in the Consolidated Balance Sheets. Due to certain guarantee arrangements as disclosed in Note 22— Commitments and Contingencies, the Company will continue to record this solar system in property, plant and equipment with its associated financing obligation in Accrued liabilities-noncurrent as long as it maintains its continuing involvement with this project. The income and expenses relating to the underlying operation of the Aerojet 1 project are recorded in the Consolidated Statement of Operations.

In addition, as a consequence of completion of acquisitions of Sinsin and Xinte as disclosed in Note 3, eight and one completed photovoltaic plants located in Greece and China, respectively, were acquired by the Company, and recorded in the PV solar systems under Property, Plant and Equipment.

Depreciation expense was $1,267 and $1,283 for the years ended December 31, 2014 and 2013, respectively.

11.	Investment in Affiliates

In April 2012, the Company entered into an EPC agreement with KDC to construct a 4.5 MW photovoltaic solar electricity project located in Mountain Creek, New Jersey (the “Mountain Creek Project”). In December 2013, the Company entered into an exchange and release agreement with KDC and agreed to exchange a $15,036 note receivable due to the Company from KDC under the EPC agreement for construction of the Mountain Creek Project in exchange for a 64.5% limited ownership interest in KDC Solar Mountain Creek Parent LLC (the “LLC”). The LLC holds all of the assets of the Mountain Creek Project. KDC was the managing member and held a 35.5% managing member interest in the LLC as of December 31, 2013. The construction of the Mountain Creek Project was approximately 25% complete as of December 31, 2013. The LLC needed to obtain $10,000 of additional financing to continue construction of the Mountain Creek Project as of December 31, 2013.

In December 2013 when the Company received the 64.5% ownership interest in the LLC and as of December 31, 2013, the Company determined the LLC was not a variable interest entity (“VIE”) because (1) the amount of equity in the LLC was sufficient for the LLC to finance its activities without additional subordinated financial support; (2) the equity interest holders, as a group, did not lack the characteristics of a controlling financial interest in the LLC as the equity interest holders possessed all voting rights and controlled the LLC; (3) the LLC was not structured with non-substantive voting rights as the voting rights of the equity interest holders correspond to their respective obligation to absorb the entity’s expected losses and receive its expected residual returns. The Company accounted for its investment in the LLC using the equity method of accounting as of December 31, 2013. As of December 31, 2013 the Company determined that the fair value of its investment in the LLC was $7,500 based on the discounted future cash flows of the LLC and recorded a $7,500 impairment charge in the Consolidated Statement of Operations during the year ended December 31, 2013. The Company’s $7,500 interest in the LLC was recorded as an investment in affiliate as of December 31, 2013.

In April, 2014, the Company entered into a first amendment and restated exchange and release agreement with KDC to reduce its limited ownership in the LLC from 64.5% to 20.0%, with KDC’s ownership interest in the LLC increasing from 35.5% to 80.0%. In consideration for KDC’s increase in ownership interest in the LLC, KDC agreed to pay the Company 55.62% of all cash distributions which KDC will receive from its 80.0% managing member interest in the LLC.

On July 29, 2014 (“Acquisition Date”), the Company and KDC entered into an agreement whereby KDC withdrew as a member of the LLC with no payment of consideration by the Company. As of the Acquisition Date, the LLC’s total assets and liabilities included land rights, a partially constructed solar facility and nominal liabilities. Additionally, at the Acquisition Date, the LLC had not entered into any power generation contracts with any utilities companies. As a result, Management concluded that the acquisition of 100% managing member interest in the LLC did not meet the definition of a business combination as the primary inputs (the solar plant, which had yet to be constructed) were not available on the Acquisition Date. The Company has accounted for the transaction as an asset acquisition. The net assets acquired were recognized at the Company’s cost of $7,500.

Pursuant to a letter of intent dated November 10, 2014 and a sales agreement dated December 31, 2014, the Company agreed to sell the PV solar systems of this project upon its completion of construction at a consideration of $17,864. The Company accounted for this sales transaction using the full accrual method under ASC 360-20, real estate accounting, and did not recognize any revenue and profit for this sale transaction for the year ended December 31, 2014 as certain closing conditions, including but not limited to grid connection as specified in the sales agreement, had not been met.

As of December 31, 2014, management assessed the recoverable amounts of this project asset and as a result the carrying amount of this project asset was written down to the recoverable amount by $2,055 (included in “Provision for losses on contracts”). The estimate of recoverable amount of this project asset was based on this asset’s fair value less costs of disposal, and the fair value was determined by reference to the quoted price from third party for this project asset. The carrying amount of this project, net of impairment was recorded under project assets in the consolidated balance sheets.

12.	Fair value measurement

As discussed in Note 8— Project Assets, the Company issued contingent consideration as part of a transaction to acquire assets from HPL in September 2014. The Company issued the third party $3,300 to be paid with shares of the Company’s Common Stock at a price per share equal to $1.10 or 3,000,000 shares of Common Stock, subject to an adjustment which indicates that if the dollar volume-weighted average price (“VWAP”) for the Company’s Common Stock is less than $1.00 per share for the five trading days prior to March 30, 2015, then the Company shall issue HPL additional shares of Common Stock so that the total number of shares issued by the Company under the agreement multiplied by the five day VWAP will have a value of at least $3,000 on March 30, 2015. The contingent consideration meets the definition of a derivative and the Company has recorded the fair value of such derivative as a derivative liability which is included in other current liabilities in the Consolidated Balance Sheet as of December 31, 2014 and the change in fair value was recorded in the Consolidated Statement of Operations for the the year ended December 31, 2014.

In arriving at fair-value estimates, the Company utilizes the most observable inputs available for the valuation technique employed. If a fair-value measurement reflects inputs at multiple levels within the fair value hierarchy, the fair-value measurement is characterized based upon the lowest level input. For the Company, recurring fair-value measurements are performed for the derivative liability.

The derivative liability is recognized in the balance sheet at fair value. Changes in the fair value of the derivative liability are reported in the Statement of Operations. The Company does not have any derivative liabilities that reduce risk associated with hedging exposure and has not designated the derivative liability as a hedge instrument.

The Company did not have any derivatives valued using Level 1 and Level 2 inputs as of December 31, 2014 and December 31, 2013. The fair values and corresponding classifications under the appropriate levels of the fair value hierarchy of the outstanding derivative liability recorded as recurring liabilities in the Consolidated Balance Sheet consisted of the following:

	Level	December 31, 2014	December 31, 2013
Included in other current liabilities : Derivative liability	3	$11	$-

The following table presents quantitative information for Level 3 measurements:

	Fair value at December 31, 2014	Valuation technique	Unobservable input
Liabilities:
Derivative liability	$11	Black-Scholes option pricing model	Prevailing interest rates, Company’s stock price volatility, expected term

There have been no transfers between Level 1, Level 2, or Level 3 categories.

Financial instruments classified as Level 3 in the fair value hierarchy represents the derivative liability in which management has used at least one significant unobservable input in the valuation model. The following table represents a reconciliation of activity for the derivative liability in order to arrive at the current derivative liability recorded at fair value as of December 31, 2014:

Derivative Liability
Opening balance – December 31, 2013	$-
Purchases, sales, issuances, and settlements	983
Transfers into and (or) out of Level 3	-
Change in fair value	972
Closing balance –December 31, 2014	$11

Change in fair value of $972 is recorded as fair value change of derivative liability under other income in the consolidated statement of operations.

There were no assets or liabilities measured on a non-recurring basis as of December 31, 2014 and December 31, 2013.

For financial instruments that are not required to be measured at fair value, the following method and assumptions were used to estimate the fair value as at December 31, 2014 and 2013:

Cash and cash equivalents, restricted cash, accounts receivable and payable, short term investments, bank deposits with maturity over three months, accrued liabilities, advance from customers and other current liabilities –costs approximates fair value because of the short maturity period.

Notes receivable, current, Notes receivable, noncurrent - The fair value of Notes receivable, current were based on anticipated cash flows, which approximates carrying value, and were classified in Level 2 of the fair value hierarchy. The fair value of Notes receivable, noncurrent were classified in Level 3 of the fair value hierarchy. The Company used multiple techniques, including an income approach applying discounted cash flows approach, to measure the fair value using Level 3 inputs; the results of each technique have been reasonably weighted based upon management’s judgment applying qualitative considerations to determine the fair value at the measurement date. The fair value of notes receivable is determined to approximate its carrying value.

Convertible bonds. The estimated fair value was $39,423 as of December 31, 2014. The fair value of convertible bonds was classified in Level 2 of the fair value hierarchy. The Company determines the fair value using binomial model with significant input on prices and votes observable in the market.

Line of credit and loans payable. The carrying amount approximates fair due to the short maturity and their variable market rates of interest that change with current Prime and no change in counterparty credit risk and were classified as Level 2 of the fair value hierarchy.

Other liabilities, noncurrent. The carrying amount approximates their fair value. The Company used discounted cash flow approach to determine the fair value, which was classified in Level 3 of the fair value hierarchy.

13.	Line of Credit and Loans Payable

(a)	Line of Credit

On December 26, 2011, the Company entered into a Business Loan Agreement with Cathay Bank (“Cathay”) whereby Cathay agreed to extend the Company a line of credit of the lesser of $9,000 or 70% of the aggregate amount in certain accounts receivable, which would mature December 31, 2012. LDK agreed to guarantee the full amount of the loan under a Commercial Guaranty by and between LDK and Cathay dated December 26, 2011. The loan was past due and on April 17, 2014, Cathay Bank filed a lawsuit against the Company to recover the $4,250 in principal plus $100 in accrued and unpaid interest from the Company under the terms of the Business Loan Agreement. On May 15, 2014, the Company and Cathay Bank agreed to a settlement in principal and the Company paid Cathay Bank a total of $4,400 to satisfy all of the Company’s obligations owed to Cathay and Cathay withdrew the complaint filed against the Company.

(b)	Loans Payable

On December 3, 2014, the Company and China Minsheng Bank (“CMB”) entered into a Loan agreement, whereby CMB provided the Company a loan of $ 5,632 at an interest rate of 5.88% per annum, which would mature on December 3, 2015. The Company pledged its bank financing product (included in the “Short-term investment”) issued by CMB of $19,309 to CMB as collateral. After the bank financing product matures on May 22, 2015, the cash will be transferred into the Company’s bank account and CMB still keeps custody of this account until the repayment of the loan by the Company.

On December 29, 2014, the Company and Bank of Suzhou (“BOS”) entered into a Loan agreement, whereby BOS provided the Company a loan of $ 32,181 at an interest rate of 7% per annum, which will mature on February 27, 2015.

On December 31, 2014, the Company and CMB entered into a Loan agreement, whereby CMB provided the Company a loan of $ 9,654 at an interest rate of 5.6% per annum, which will mature on June 30, 2015.

14.	Other liabilities:

	December 31, 2014	December 31, 2013

Derivative liability	11	-
Other liability—current portion (Note 3)	33,751	-
Current portion of other liabilities	33,762	-

Other liability—non-current portion (Note 3)	25,535	-
Accrued warranty reserve	1,608	1,422
Non-current portion of other liabilities	27,143	1,422

Total of other liabilities	60,905	1,422

As described in Note 3—Business combination, other liability – current portion mainly represented the liability for acquisition of Sinsin and Xinte of $29,850 and $3,701 respectively and non-current portion mainly represented the liability for acquisition of Sinsin.

15.	Goodwill and Other Intangible Assets

(a)	Goodwill

The carrying amount of goodwill is as follows:

USD
Balance as of December 31, 2013	$-
Acquisition of Sinsin (Note 3)	65,959
Acquisition of Xinte (Note 3)	86
Balance as of December 31, 2014	$66,045

(b)	Other Intangible Assets

Intangible assets consisted of the following:

	Useful Life (in months)	Gross	Impairment Charge	Accumulated Amortization	Net
As of December 31, 2014
Patent	57	$2,700	$-	$(2,140)	$560
		$2,700	$-	$(2,140)	$560

As of December 31, 2013
Patent	57	$2,700	$-	$(1,568)	$1,132
		$2,700	$-	$(1,568)	$1,132

As of December 31, 2014, the estimated future amortization expense related to other intangible assets is $560 in 2015.

16.	Convertible Bonds

(a)	Convertible Bonds issued and cancelled subsequently

On June 3, 2014 the Company entered into an agreement with a non-U.S. investor and issued a convertible bond with nominal amount of $11,000, bearing no interest. The convertible bond may be partially or wholly converted into shares of the Company’s common stock at $0.16 per share conversion price at any time at the option of the investor after December 3, 2014 or if the Company (i) issues shares of Common Stock or securities convertible into shares of Common Stock in an number equal to or more than 46,517,812 shares in the aggregate; or (ii) the Company declares a cash dividend. The convertible bond was due and payable on April 29, 2015.

The host contract was accounted for as liability and $11,000 was recorded as debt upon issuance. The beneficial conversion feature was recognized separately at issuance by allocating the intrinsic value to additional paid-in-capital amounting to $10,312, resulting in a discount on the convertible bond. This discount would be amortized into interest expense using the effective interest method from the issuance date over the convertible bond’s life period.

In July 2014, the Company signed an agreement with the convertible bond holder and cancelled and terminated the original agreement. In exchange of the cancellation and termination of the convertible bond, the Company agreed to issue to the convertible bond holder, 68,750,000 shares of common stock of the Company at a price of $0.16 per share. As a result of these transactions, the Company recorded non-cash interest expense of $1,406 and a non-cash loss of $8,907 on extinguishment in the consolidated statement of operation.

(b)	Convertible promissory note issued together with common stock and stock option

In December, the Company entered into three convertible promissory note purchase agreements with Brilliant King, Poseidon and Union Sky, respectively whereby the Company agreed to sell and issue to these three investors convertible promissory notes in an aggregate principal amount of $35,000 which could be converted into 17,500,000 Common Shares at a fixed conversion price of $2 unless adjusted for anti-dilution. The convertible notes bore no interest, and might be partially or wholly converted into shares of the Company’s common stock at any time prior to maturity at the option of the investor. The convertible promissory note was due and payable on June 11, 2016.

As mentioned in Note 17 and Note 18, in December, the Company issued common stock and stock option to the same investors. The Company agreed to issue, and Brilliant King, Poseidon and Union Sky agreed to purchase a total of 7,500,000 Shares at an aggregate purchase price of $15,000, or $2.00 per share, pursuant to the terms of the Share Purchase Agreement and subject to the closing conditions therein. The Company also entered into option agreements with these investors, whereby the Company agreed to grant Brilliant King, Poseidon and Union Sky an option to purchase from the Company a total of 27,500,000 Shares for an aggregate purchase price of $55,000,000, or $2.00 per share. 20,000,000 shares of option granted to Union Sky was expired on March 15, 2015, the remaining 7,500,000 shares of option could be exercised on or prior to the date of completion of the listing of the Shares on the New York Stock Exchange or the NASDAQ Stock Market, pursuant to the terms of the Option Agreement and subject to the closing conditions therein.

The above instruments, including convertible promissory note, common stock and stock option were accounted for as a bundled transaction. The proceeds from the issuance of convertible promissory note and common stock were allocated to the three elements based on the relative fair values of the debt instrument, common stock and the stock options at the time of issuance. The convertible promissory note, common stock and stock options were initially recorded at $32,500, $11,900 and $5,500, respectively, according to the allocation of the total proceeds. The discount of $2,500 of the convertible promissory note is amortized as interest expense using the effective interest rate method through the earliest demand payment date, i.e. June 11, 2016. The stock option is accounted for as an equity instrument is classified within equity.

The fair value of Convertible bonds was classified in Level 2 of the fair value hierarchy. It is computed using the Binomial Model based on assumptions supported by quoted market prices and rates, adjusted for the specific features of the convertible bonds.

17.	Stock option

On February 15, 2012, the Company’s Board of Directors approved the issuance of a warrant agreement for Cathay General Bancorp to purchase 300,000 shares of the Company’s common stock at $0.75 per share related to the credit facility entered into with Cathay Bank for an original aggregate principal amount of $9,000. The fair value of $0.29 per share was determined using the Black-Scholes-Merton model. Assumptions used in calculating fair value were as follows: a risk free interest rate of 0.38%, expected volatility of 103%, zero expected dividend yield, and an expected term of 3 years. The warrant is exercisable anytime for an exercise price of $0.75 per share before its expiration. This warrant has been expired on February 15, 2015.

On December 12 and 15, 2014, the Company grants warrants to Brilliant King, Poseidon and Union Sky to purchase from the Company a total of 27,500,000 common stock for an aggregate purchase price of $55,000 or $2 per share. 20,000,000 shares of option granted to Union Sky was expired on March 15, 2015, the remaining 7,500,000 shares of option could be exercised on or prior to the date of completion of the listing of the Shares on the New York Stock Exchange or the NASDAQ Stock Market, pursuant to the terms of the option agreement and subject to the closing conditions therein.

On December 15, 2014, the Company entered into an option agreement with Forwin International Financial Holding Limited (Hong Kong) (“Forwin”), whereby the Company agreed to grant Forwin an option to purchase a total of 5,000,000 shares of the Company’s common stock at an exercise price of $2.0 per share for an aggregate purchase price of $10,000, prior to March 15, 2015. This option expired subsequently.

18.	Stockholders’ Equity

Issuance of common stock

In the second quarter of 2014, the Company amended its articles of incorporation to increase the authorized shares of common stock from 250,000,000 shares to 1,000,000,000 shares. The following table summarizes the Company’s issuance of common stock in 2014:

Purchasers and their places of incorporation	Securities sold	Date of securities issued	Consideration

Y&C Investment Co., Ltd. (Hong Kong)	3,125,000 Shares	June 26, 2014	$500, or $0.16 per Share
Happy Goal Industries (Hong Kong)	6,250,000 Shares	June 26, 2014	$1,000, or $0.16 per Share
Robust Elite Limited (Hong Kong) (“Robust Elite”)	37,500,000 shares	June 27, 2014 and July 15, 2014	$6,000 or $0.16 per Share
Well Vast Investment Limited (Hong Kong)	20,312,500 Shares	August 13, 2014	$3,250, or $0.16 per Share
Robust Elite	68,750,000 Shares[1]	August 15, 2014	$11,000, or $0.16 per Share
Joy Sky Investment Limited (British Virgin Islands)	55,560,000 Shares	September 16, 2014	$15,001, or $0.27 per Share
Strong Textile Hong Kong Limited (Hong Kong)(“Strong Textile”)	37,060,000 Shares	September 22, 2014	$10,006, or $0.27 per Share
Hawaiian Power, HPL (Arizona) (“HPL”)	3,000,000 Shares[2]	September 24, 2014	$3,300, or $1.10 per Share
Sinsin Europe Solar Asset L.P.	38,225,846 Shares[3]	October 3, 2014	$78,955
Smart Range Investments Limited (British Virgin Islands)	21,739,500 Shares	October 16, 2014	$30,001
Harker Investment Limited (Seychelles)	8,600,000 Shares	November 3, 2014	$10,062
Ju Yuan Holdings Limited (British Virgin Islands)	1,000,000 Shares	November 3, 2014	$1,170
Hong Kong Ding Chen Group Investment International Development Limited (Hong Kong)	1,720,000 Shares	November 3, 2014	$2,012
Strong Textile	5,000,000 Shares	November 10, 2014	$5,850
Allied Energy Holding Pte Ltd (Singapore)	6,000,000 Shares	November 10, 2014	$7,020
Hong Kong Victory Consulting Management Co., Limited (Hong Kong)	1,720,000 Shares	November 10, 2014	$2,012
Home Value Holding Co., limited (British Virgin Islands)(“Home Value”)	17,200,000 Shares	November 11, 2014	$20,124
Signet Worldwide Limited (British Virgin Islands)	10,000,000 Shares	November 24, 2014	$13,800
Home Value	17,200,000 Shares[4]	December 31, 2014	$20,125
Brilliant King Group Ltd. (British Virgin Islands) (“Brilliant King”)	6,000,000 Shares	December 31, 2014	$12,000, or $2.0 per Share
Poseidon Sports Limited (Cayman Islands) (“Poseidon”)	1,500,000 Shares	December 31, 2014	$3,000, or $2.0 per Share
Border Dragon Limited (British Virgin Islands) (“Border Dragon”)	2,500,000 Shares	December 31. 2014	$5,000, or $2.0 per Share

Note:

1.

In July 2014, the Company signed an agreement with Robust Elite and canceled and terminated the $11,000 convertible bond. In exchange of the cancellation and termination of the convertible bond, the Company agreed to issue Robust Elite , 68,750,000 shares of Common Stock of the Company at $0.16 per share, the original conversion price of the Convertible Bond.

2.

In September 2014, the Company issued 3,000,000 shares of Common Stock at $1.10 per share to HPL as a portion of the Company’s consideration for the acquisition of the Solar Hub project assets. Refer to Note 8—Project Assets.

3.

On October 3, 2014, the Company issued 38,225,846 shares of Common Stock as part of the consideration to acquire all the outstanding capital stock of Sinsin as described in Note 3—Business combination.

4.

On September 22, 2014, the Company grant an option to purchase from the Company a total of 17,200,000 Common Shares for an aggregate purchase price of $20,124, or $1.17 per share. The option was exercised in December 31, 2014.

19.	Stock-based Compensation

The Company measures stock-based compensation expense for all stock-based compensation awards based on the grant-date fair value and recognizes the cost in the financial statements over the employee requisite service period.

The following table summarizes the consolidated stock-based compensation expense, by type of awards for the years ended December 31:

	For the Years Ended
	December 31, 2014	December 31, 2013
Employee stock options	$332	$575
Restricted stock grants	24	-
Total stock-based compensation expense	$356	$575

The following table summarizes the consolidated stock-based compensation by line items for the years ended December 31:

	For the Years Ended
	December 31, 2014	December 31, 2013
General and administrative	$326	$429
Sales, marketing and customer service	30	100
Engineering, design and product management	-	46
Total stock-based compensation expense	356	575
Tax effect on stock-based compensation expense	-	-
Total stock-based compensation expense after income taxes	$356	$575

As stock-based compensation expense recognized in the consolidated statements of operations is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. Forfeitures are required to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.

Determining Fair Value

Valuation and Amortization Method — The Company estimates the fair value of service-based and performance-based stock options granted using the Black-Scholes option-pricing formula. The fair value is then amortized on a straight-line basis over the requisite service periods of the awards, which is generally the vesting period. In the case of performance-based stock options, amortization does not begin until it is determined that meeting the performance criteria is probable. Service-based and performance-based options typically have a five to ten year life from date of grant and vesting periods of three to four years.

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

Assumptions used in the determination of the fair value of share-based payment awards using the Black-Scholes model for stock option grants during the years ended December 31 were as follows:

	For the Years Ended
	December 31, 2014			December 31, 2013
Expected term		4			3.75
Risk-free interest rate	1.39%	-	1.85%	0.95%	-	1.2%
Expected volatility	141%	-	144%	106%	-	118%
Expected dividend yield		0%			0%

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

The Company has granted time-based share options and restricted stock under the Plan to directors, officers, employees and individual consultants of the Company. The time-based options generally vest 25% annually and expire three to ten years from the date of grant. Total number of shares reserved and available for grant and issuance pursuant to this Plan is equal to 9% of the number of outstanding shares of the Company. Shares issued under the Plan will be drawn from authorized and unissued shares or shares now held or subsequently acquired by the Company. Outstanding shares of the Company shall, for purposes of such calculation, include the number of shares of stock into which other securities or instruments issued by the Company are currently convertible (e.g., convertible preferred stock, convertible debentures, or warrants for Common Stock), but not outstanding options to acquire stock. At December 31, 2014 there were 29,624,317 shares available for grant under the plan (9% of the outstanding shares of 568,847,967 plus outstanding warrants of 35,300,000 shares, plus 17,500,000 shares if converted from the convertible promissory note, less options outstanding and exercised since inception).

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

The following table summarizes the Company’s stock option activities:

	Shares	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value ($000)
Outstanding as of January 1, 2013	5,836,500	$0.45
Granted	4,450,000	0.06
Exercised	—	—
Forfeited	(3,172,250)	0.47
Outstanding as of December 31, 2013	7,114,250	0.20
Granted	24,345,000	0.88
Exercised	(895,000)	0.22
Forfeited	(5,135,250)	0.25
Outstanding as of December 31, 2014	25,429,000	0.84	5.65	$30,302
Vested and exercisable as of December 31, 2014	1,492,000	0.44	1.92	$2,316
Vested and expected to vest as of December 31, 2014	16,871,918	0.57	5.46	$20,596

The following table presents the exercise price and remaining life information about options exercisable at December 31, 2014:

Range of exercise price			Shares Exercisable	Weighted average remaining contractual life	Weighted average exercise price	Aggregate Intrinsic ($000)
$0.51	-	$1.24	200,000	-	$1.24	$970
$0.30	-	$0.50	792,000	1.32	0.48	1,196
$0.05	-	$0.29	500,000	3.64	0.05	150
			1,492,000	1.92	$0.44	$2,316

Changes in the Company’s non-vested stock awards are summarized as follows:

	Time-based Options		Restricted Stock
	Shares	Weighted Average Exercise Price Per Share	Shares	Weighted Average Grant Date Fair Value Per Share
Non-vested as of January 1, 2013	4,227,000	$0.38	-	$-
Granted	4,450,000	0.06	-
Vested	(802,750)	0.41	-
Forfeited	(2,195,500)	0.64	-
Non-vested as of December 31, 2013	5,678,750	$0.13	-	-
Granted	24,345,000	0.88	525,000	-
Vested	(1,708,500)	0.24	-	-
Forfeited	(4,378,250)	0.24	-	-
Non-vested as of December 31, 2014	23,937,000	0.84	525,000	$-

The total fair value of shares vested during the year ended December 31, 2014 and 2013 was $410 and $657, respectively. There were no changes to the contractual life of any fully vested options during the years ended December 31, 2014 and 2013.

Following is a summary of our restricted stock awards as of December 31, 2014 and 2013 and changes during the years then ended:

	Number of Shares	Weighted Average Grant-Date Fair Value
Restricted stock units at January 1, 2013	1,325,868	0.63
Granted	-	-
Forfeited	-	-
Restricted stock units at December 31, 2013	1,325,868	$0.63
Granted	525,000	0.75
Forfeited	-	-
Restricted stock units at December 31, 2014	1,850,868	0.66

20.	Income Taxes

(Loss) income before provision for income taxes is attributable to the following geographic locations for the years ended December 31:

	2014	2013
United States	$(15,007)	$(20,887)
Foreign	12,851	(10,544)
	$(2,156)	$(31,431)

The provision for income taxes consists of the following for the years ended December 31:

	2014	2013
Current:
Federal	$-	$-
State	-	7
Foreign	3,040	979
Total current		986
Deferred:
Federal	-	-
State	-	-
Foreign	-	(173)
Total deferred	-	(173)
Total provision for income taxes	$3,040	$813

The reconciliation between the actual income tax expense and income tax computed by applying the statutory U.S. Federal income tax rate of 35% to pre-tax (loss) income before provision for income taxes for the years ended December 31 is as follows:

	2014	2013
Provision for income taxes at U.S. Federal statutory rate	$(755)	$(11,001)
State taxes, net of federal benefit	13	4
Foreign taxes at different rate	(1,444)	4,500
Non-deductible expenses	(2)	100
Valuation allowance	6,263	7,078
Other	2	(114)
Prior year deconsolidation	(1,237)	-
Impairments and intangible amortization	200	246

	$3,040	$813

Deferred income taxes reflect the net tax effects of loss carry forwards and temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax assets and liabilities for federal, state and foreign income taxes are as follows at December 31 are presented below:

	2014	2013
Deferred income tax assets:
Net operating loss carry forwards	$31,785	$25,458
Temporary differences due to accrued warranty costs	706	684
Temporary differences due to bonus and vacation accrual	16	33
Employment turnover	666	-
Investment in subsidiaries	3,257	-
Credits	16	16
Allowance for bad debts	1,196	2,474
Fair value adjustment arising from subsidiaries acquisition	358	-
Other temporary differences	1,041	595

	39,041	29,260
Valuation allowance	(38,017)	(29,260)

Total deferred income tax assets	1,024	-

Deferred income tax liabilities:
Fair value adjustment arising from subsidiaries acquisition	3,680	-

Total deferred income tax liabilities	3,680	-

Net deferred tax liabilities	$2,656	$-

As of December 31, 2014, the Company had a net operating loss carry forward for federal income tax purposes of approximately $68,614, which will start to expire in the year 2027. The Company had a total state net operating loss carry forward of approximately $97,553, which will start to expire in the year 2017. The Company has foreign net operating loss carry forward of $4,172, some of which begin to expire in 2017. The Company had a federal AMT credit of $16, which does not expire.

Utilization of the federal and state net operating losses is subject to certain annual limitations due to the “change in ownership” provisions of the Internal Revenue Code of 1986 and similar state provisions. However, the annual limitation may be anticipated to result in the expiration of net operating losses and credits before utilization.

The Company recognizes deferred tax assets if it is more likely than not that those deferred tax assets will be realized. Management reviews deferred tax assets periodically for recoverability and makes estimates and judgments regarding the expected geographic sources of taxable income in assessing the need for a valuation allowance to reduce deferred tax assets to their estimated realizable value. Realization of the Company’s deferred tax assets is dependent upon future earnings, if any, the timing and amount of which are uncertain. Because of the Company’s lack of earnings history, the net deferred tax assets have been fully offset by a valuation allowance in the US. The valuation allowance increased by $8,757 and $9,484 during the years ended December 31, 2014 and 2013, respectively.

The Company has not provided for deferred taxes on the excess of the financial reporting over the tax basis in our investments in foreign subsidiaries that are essentially permanent in duration. The determination of the additional deferred taxes that have not been provided is not practicable.

The Company had no unrecognized tax benefits for the years ended December 31, 2014 and 2013, respectively. The Company currently files income tax returns in the U.S., as well as California, New Jersey, and certain other foreign jurisdictions. The Company is currently not the subject of any income tax examinations. The Company’s tax returns generally remain open for tax years after 2009.

21.	Net Loss Per Share of Common Stock

Basic loss per share is computed by dividing income attributable to common shareholders by the weighted-average number of common shares outstanding for the period. Diluted loss per share reflects the potential dilution of shares by adding other Common Stock equivalents, including Common Stock options, warrants, and restricted Common Stock, in the weighted average number of common shares outstanding for a period, if dilutive. Potentially dilutive shares are excluded from the computation if their effect is anti-dilutive. As a result of the net loss for the year ended December 31, 2014 and 2013, there is no dilutive impact to the net loss per share calculation for the period.

The following table presents the calculation of basic and diluted net loss per share:

	December 31, 2014	December 31, 2013
Numerator:
Net loss	$(5,196)	$(32,244)

Denominator:
Basic weighted-average common shares	307,005	198,214

Effect of dilutive shares
Options	-	-
Warrants	-	-
Diluted weighted-average common shares	307,005	198,214
Basic net loss per share	$(0.02)	$(0.16)
Diluted net loss per share	(0.02)	(0.16)

22.	Commitments and Contingencies

(a)	Commitments

Restricted cash —At December 31, 2014 and 2013, the Company had restricted bank deposits of $497 and $400 respectively. The restricted bank deposits consist of a reserve of $160 and a guarantee deposit of $337. The $160 is reserve pursuant to our guarantees of Solar Tax Partners 1, LLC (“STP”) with the bank providing the debt financing on the Aerojet 1 solar generating facility (see below for additional details related to the Aerojet 1 development project). The $337 guarantee deposit is a reserve for bank acceptance drafts for suppliers.

Guarantee —On December 22, 2009, in connection with an equity funding of STP related to the Aerojet 1 solar development project, the Company along with STP’s other investors entered into a Guaranty (“Guaranty”) to provide the equity investor, Greystone Renewable Energy Equity Fund (“Greystone”), with certain guarantees, in part, to secure investment funds necessary to facilitate STP’s payment to the Company under the EPC. Specific guarantees made by Solar Power, Inc. include the following in the event of the other investors’ failure to perform under the operating agreement:

•

Operating Deficit Loans—the Company would be required to loan Master Tenant or STP monies necessary to fund operations to the extent costs could not be covered by Master Tenant’s or STP’s cash inflows. The loan would be subordinated to other liabilities of the entity and earn no interest; and

•

Exercise of Put Options—At the option of Greystone, the Company may be required to fund the purchase by Managing Member of Greystone’s interest in Master Tenant under an option exercisable for 9 months following a 63 month period commencing with operations of the Facility. The purchase price would be equal to the greater of the fair value of Greystone’s equity interest in Master Tenant or $1,000. This option has been exercised on December 30, 2014 and this guarantee has been released accordingly.

The Company has recorded on its Consolidated Balance Sheet the guarantees of $71 and $85 at December 31, 2014 and 2013, respectively, which approximates their fair value. These amounts, less related amortization, are included in accrued liabilities. These guarantees for the Aerojet 1 project are accounted for separately from the financing obligation related to the Aerojet 1 project because they are with different counterparties.

Financing Obligation —The guarantees associated with Aerojet 1 constitute a continuing involvement in the project. While the Company maintains its continuing involvement, it will apply the financing method and, therefore, has recorded and classified the proceeds received of $10,911 and $11,730 from the project in long-term liabilities within financing and capital lease obligations, net of current portion, at December 31, 2014 and 2013, respectively, in the Consolidated Balance Sheets.

Performance Guaranty — On December 18, 2009, the Company entered into a 10-year energy output guaranty related to the photovoltaic system installed for STP at the Aerojet 1 facility in Rancho Cordova, CA. The guaranty provided for compensation to STP’s system lessee for shortfalls in production related to the design and operation of the system, but excluding shortfalls outside the Company’s control such as government regulation. The Company believes that the probability of shortfalls is unlikely and if they should occur they would be covered under the provisions of its current panel and equipment warranty provisions. For the fiscal year ended December 31, 2014, there continues to be no charges against our reserves related to this performance guaranty.

Product Warranties —We offer the industry standard warranty up to 25 years for our PV modules and industry standard five to ten years on inverter and balance of system components. Due to the warranty period, we bear the risk of extensive warranty claims long after we have shipped product and recognized revenue. In our cable, wire and mechanical assemblies business, historically our warranty claims have not been material. In our solar PV business, our greatest warranty exposure is in the form of product replacement.

During the quarter ended September 30, 2007 and continuing through the fourth quarter of 2010, we installed own manufactured solar panels. Other than this period, we only installed panels manufactured by unrelated third parties as well as our principal shareholder and formerly controlling shareholder, LDK. Certain PV construction contracts entered into during the recent years included provisions under which we agreed to provide warranties to the buyer. As a result, we recorded the provision for the estimated warranty exposure on these contracts within cost of sales. Since we do not have sufficient historical data to estimate its exposure, we have looked to our own historical data in combination with historical data reported by other solar system installers and manufacturers. Due to the absence of historical material warranty claims, we have not recorded a material warranty accrual related to solar energy systems as of December 31, 2014.

The accrual for warranty claims consisted of the following, which were recorded in Accrued liabilities:

	2014	2013
Beginning balance - January 1	$1,537	$1,537
Provision charged to warranty expense	-	-
Less: warranty claims	-	-
Ending balance - December 31,	1,537	1,537
Current portion of warranty liability	-	200
Non-current portion of warranty liability	$1,537	$1,337

Operating leases — The Company leases facilities under various operating leases, some of which contain escalation clauses, which expire through 2017. The Company also leases vehicles under operating leases. Rental expenses under operating leases included in the statement of operations were both $453 and $463 for the years ended December 31, 2014 and 2013.

Future minimum payments under all of our non-cancelable operating leases are as follows as of December 31, 2014:

2015	$1,227
2016	1,103
2017	879
Thereafter	10,323
$13,532

Capital commitments — As of December 31, 2014, the Company’s commitments to acquire the business and property, plant and equipment approximately $59,354 associated with the expansion of the Company’s PV solar systems business.

(b)	Contingencies

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

23.	Operating Risk

Concentrations of Credit Risk and Major Customers — A substantial percentage of the Company’s net revenue comes from sales made to a small number of customers to whom sales are typically made on an open account basis. Details of customers accounting for 10% or more of total net revenue for the years ended December 31, 2014 and 2013 are as follows:

	2014		2013
		% of Total		% of Total
Customer	Revenue	Revenue	Revenue	Revenue
Zhongwei Hanky Wiye Solar Co., Ltd.	27,871	30%	-	-%
Alxa League Zhiwei Photovoltaic Power Generation Co., Ltd.	23,939	26%	-	-%
Xinyu Realforce Energy Co., Ltd.	23,585	26%	-	-%
KDC Solar Credit LS, LLC	11,886	13%	22,829	54%
Thermi Venture S.A.	-	-%	13,854	32%

	$87,281	95%	$36,683	86%

Details of customers accounting for 10% or more of total accounts receivable, net, notes receivable, and costs and estimated earnings in excess of billings on uncompleted contracts at December 31, 2014 and 2013, respectively are :

	2014		2013
Customer		% of Total		% of Total
Zhongwei Hanky Wiye Solar Co., Ltd.	28,751	27%	-	-%
Alxa League Zhiwei Photovoltaic Power Generation Co., Ltd.	27,008	25%	-	-%
Xinyu Realforce Energy Co., Ltd.	24,776	23%	-	-%
KDC Solar Credit LS, LLC	6,611	6%	13,668	31%
Thermi Venture S.A.	6,445	6%	8,801	20%
SDL Solar Ltd.	5,735	5%	7,056	16%
Solar Hub	-	-%	8,450	19%
	$99,326	92%	$37,975	86%

24.	Segment information

Operating segments are defined as components of a company which separate financial information is available that is evaluated regularly by the client operating decision maker in deciding how to allocate resources and in assessing performance. The Company’s chief operating decision maker is the Chairman, Mr. Xiaofeng Peng. Based on the financial information presented to and reviewed by the chief operating decision maker, the Company has determined that it has a single operating and reporting segment: solar energy products and services. The types of products and services in this single segment primarily include: (i) project development for sales or service revenue under PPAs, (ii) EPC services, (iii) operating and maintenance (“O&M”) services, (iv) residential PV systems.

Net sales by major product and services are as follows:

	2014	2013
EPC revenue	$87,281	$39,290
Service revenue with PPAs	2,144	2,037
O&M services revenue	175	1,302
Residential PV systems	1,080	-
Others	962	-
	$91,642	$42,629

Net sales by geographic location are as follows:

Location (a)	2014	2013
United States	$14,690	$25,347
Greece	526	13,854
Italy	-	3,428
China	76,426	-
	$91,642	$42,629

(a)	Sales are attributed to countries based on location of customer.

Geographic information, which is based upon physical location, for long-lived assets was as follows:

Location	2014	2013
United States	$11,630	$11,750
Greece	68,708	-
China	46,872	2
Japan	493	-
	$127,703	$11,752

25.	Related Party Transactions

In June 2013, LDK forgave $2,600 in indebtedness to provide an injection of capital to SGT to keep their shareholder capital from going negative and triggering liquidity accounting under Italian statutory law. Additionally, the Company deconsolidated net liabilities owned by SGT to LDK of $2,000.. This portion of the deconsolidation was treated as debt forgiveness and a capital transaction recorded as an increase to additional paid in capital. Refer to Note 4 for further details of the SGT deconsolidation.

As of December 31, 2014 and 2013, accounts receivable from LDK was none and $3,905 primarily related to the receivables from solar development projects and inventory sale to LDK in 2012.

As of December 31, 2014 and 2013, the Company had accounts payable to LDK of $34,150 and $50,907, respectively, primarily related to purchases of solar panels for solar development projects. The solar panels purchased from LDK in 2014 and 2013 amounted to $5,753 and nil, respectively.

On November 7, 2014, the Cayman Court sanctioned the scheme of arrangements of LDK and its subsidiaries relating to LDK’s assets in the Cayman Islands. On November 18, 2014, the Hong Kong Court sanctioned the scheme of LDK and its subsidiaries relating to LDK’s assets in the Cayman Islands. On December 10, 2014, the powers of the Joint Provisional Liquidators were suspended (except for certain residual powers required to finalize the provisional liquidation) and the powers of the directors of LDK Solar were restored. With effect from December 10, 2014, the directors may exercise all their powers.

The restructuring transactions in respect of LDK Solar’s senior note holders and preferred shareholders, closed on December 17, 2014.

On December 30, 2014, the Company entered into a Settlement and Mutual Release with its principal shareholder, LDK, pursuant to which LDK HK agreed to release and discharge the Company from all actions, claims, demands, damages, obligations, liabilities, controversies and executions arising out of the Company’s payables to LDK HK and its subsidiaries, in exchange for an aggregate settlement amount of $11,000. Payables of $32,680 net against receivables of $3,905, amounting to payable of $28,775, as of December 30, 2014, were subject to such agreement. Under the Agreements, LDK and the Company agreed to settle the outstanding payables according to a predetermined payment schedule. However, LDK has the right to cancel all discount if any installment payment delayed for more than 30 days. Therefore, the Company did not derecognize the waived liability of $17,775 from its consolidated balance sheet as of December 31, 2014, considering the payment has not been fully settled. Subsequently, $380 and $2,000 was paid in December 2014 and January 2015, respectively, according to the predetermined payment schedule. Excluding liability of $17,775 to be waived under condition, the remaining payable of $16,375 as of December 31, 2014 is still subject to previously agreed term of payment when arising from purchases of solar panels.

26.	Subsequent Events

(a)	Equity transactions

On December 12, 2014, the Company entered into a purchase agreement with Forwin, whereby the Company agreed to issue, and Forwin agreed to purchase a total of 5,000,000 common shares of the Company for an aggregate purchase price of $10,000, or $2.00 per share. The shares were issued on January 14, 2015.

On December 15, 2014, the Company entered into a purchase agreement with Central Able Investments Limited (“Central Able”), whereby the Company agreed to issue, and Central Able agreed to purchase a total of 2,500,000 Common shares of the Company for an aggregate purchase price of $5,000, or $2.00 per share. The shares were issued on January 29, 2015.

On January 22, 2015, the Company and Central Able, entered into an option agreement, pursuant to which the Company agreed to grant Central Able an option to purchase 2,500,000 shares of Common Stock of the Company, par value $0.0001 per share, at the exercise price of $2.00 per share for an aggregate purchase price of $5,000, prior to April 22, 2015. The option has not been exercised as of the date of issuance of this financial statement.

On February 13, 2015, the Company issued 18,700,000 shares of common stock of the Company, par value $0.0001 per share, to directors and executive officers.

(b)	Business acquisition

On January 15, 2015, the Company and SPI China (HK) Limited, a wholly owned subsidiary of the Company incorporated under the laws of the Hong Kong Special Administrative Region, entered into a stock purchase agreement (the “Stock Purchase Agreement”) with CECEP Solar Energy Hong Kong Co., Limited (“CECEP”), a company incorporated under the laws of the Hong Kong Special Administrative Region. Pursuant to the Stock Purchase Agreement, SPI China (HK) Limited agreed to purchase from CECEP 100% of issued and outstanding shares of capital stock of (i) CECEP Solar Energy (Luxembourg) Private Limited Company (S.a.r.l.), a limited liability company registered in Luxembourg, and (ii) Italsolar S.r.l., a limited liability company registered in Italy, owned by CECEP, for an aggregate consideration of Euro12,500 in the form of both shares of the Company’s Common Stock (the “Consideration Shares”) and cash, subject to customary closing conditions (the “Stock Purchase”). Pursuant to the Stock Purchase Agreement, as part of the consideration of the Stock Purchase, the Company agreed to issue the Consideration Shares on the closing date of the Stock Purchase pursuant to the terms and conditions of the Stock Purchase Agreement. The transaction was closed subsequent to December 31, 2014 and prior to date of issuance of this financial statement. The Company issued 5,722,977 shares of its Common Stock to CECEP on February 16, 2015. There are four solar power plants with 4.3 MW in aggregate located in Italy held by the companies acquired.

The fair value of the above acquired assets and liabilities is being evaluated by an independent valuation firm employed by the Company, and the valuation result is currently not available.

(c)	Acquisition agreements signed

On March 30, 2015, the Company’s wholly owned subsidiary SPI China (HK) Limited entered into a share purchase agreement with LDK Group. Pursuant to the agreement, SPI China (HK) Limited agreed to purchase from LDK Group three limited liability companies in Italy and California for an aggregate cash consideration of $2,390. This transaction is subject to several closing conditions including completion of satisfactory due diligence.

On March 31,2015, the Company’s wholly owned subsidiary, SPI China (HK) Limited entered into a share purchase agreement with third parties whereby SPI China (HK) Limited agreed to purchase 80% of the equity interest in Solar Juice Pty Ltd, an Australian proprietary company limited by shares, for an aggregate consideration of approximately $25,500.. The consideration is proposed to be paid by the Company’s Common Stock, the number of which is to be determined by five-day average trading price of the Company’s ordinary shares prior to the closing of the agreement. Solar Juice distributes solar kits that include PV modules, balance-of-system components, solar monitoring systems and inverters, to retail or corporate customers in Australia and Southeast Asia.

(d)	Acquisitions through contractual agreements

In order to expand its E-commerce business, the Company acquired Solar Energy E-Commerce (Shanghai) Ltd. (“Solar Energy”) through a series of activities and transactions as follows:

●	On December 8, 2014, Solar Energy was incorporated in Shanghai by Xiaofeng Peng, Min Xiahou, Jing Liu (“Nominee Equity Holders”) with a capital contribution of USD 1,612.

●	On Jan 5, 2015, Solarbao E-commerce (HK) Limited was incorporated in Hong Kong by SPI China (HK) Limited which is a wholly owned subsidiary of the Company.

●

On March 25, 2015, Yanhua Netwrok Technology (Shanghai) Co., Ltd. (“Yanhua Network”) was incorporated in Shanghai by Solarbao E-commerce (HK) Limited with a capital contribution of USD 2,100. Yanhua Network became a wholly owned subsidiary of the Company.

●

On March 26, 2015, the Company through Yanhua Network entered into a series of contractual agreements (“VIE Agreements”) with Solar Energy and its Equity Holders. The contractual arrangements include power of attorney, call option agreement, equity pledge agreement, and a consulting services agreement.

* * *