Form 10-Q/A
period 2014-09-30
Solar Power, Inc.
filed 2015-04-17
CIK 1210618

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

  FORM 10-Q/A

Amendment No. 1

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

The number of outstanding shares of the registrant’s common stock as of March 31, 2015 was 601,644,944.

EXPLANATORY NOTE

Solar Power, Inc. (the “Company”) is filing this Amendment No. 1 to its Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on November 13, 2014.

Based on our review, we determined that we inappropriately recognized revenue related to the sale of a solar project in the U.S. for the three-month period ended September 30, 2014 resulting from inadvertent misapplication of U.S. GAAP in analyzing the related construction contract with respect to the project by using the percentage-of-completion method of accounting, which should be accounted for under the rules of real estate accounting and the related revenue should be recognized using full accrual method when we do not retain a substantial continuing involvement with the property. As we had not been released from substantial continuing involvement as of September 30, 2014, no revenue arising out of the sale of this project could be recognized in accordance with the full accrual rule under U.S. GAAP. Therefore, we restated our consolidated balance sheets as of September 30, 2014 and consolidated statements of operations, comprehensive loss, and cash flows for the three-month and nine-month periods ended September 30, 2014 to reflect the above changes.

This Amendment No. 1 amends and restates the following item of our Form 10-Q as affected by the restatement of consolidated balance sheets as of September 30, 2014 and consolidated statements of operations, comprehensive loss, and cash flows for the three-month and nine-month periods ended September 30, 2014: (i) Part I, Item 1 — Financial Statements and (ii) Part I, Item 2 — Management’s Discussion and Analysis of Financial Condition and Results of Operations.

This Amendment No. 1 is being filed in order to restate:

•	Our consolidated balance sheets as of September 30, 2014 by decreasing consolidated total assets by $576 thousand; and

•

Our consolidated statements of operations and comprehensive loss for the three months ended September 30, 2014 by increasing consolidated net loss by $576 thousand and restate our consolidated statements of operations and consolidated loss for the nine months ended September 30, 2014 by increasing consolidated net loss by $576 thousand.

A summary of the effects of this restatement to our financial statements included within this Amendment No. 1 is presented in Note 20 to the Condensed Consolidated Financial Statements, “Restatement of Financial Statements.”

All information in our Quarterly Report on Form 10-Q for the nine months ended September 30, 2014, as amended by this Amendment No. 1, speaks as of the date of the original filing of our Form 10-Q for such period and does not reflect any subsequent information or events, except as expressly noted in this Amendment No. 1. All information contained in this Amendment No. 1 is subject to updating and supplementing as provided in our reports, as amended, filed with the Securities and Exchange Commission subsequent to the date of the initial filing of our Quarterly Report on Form 10-Q for the nine months ended September 30, 2014.

PART I

FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS

SOLAR POWER, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except for share data)

(unaudited)

	September 30,	December 31,
	2014 (restated)	2013
ASSETS
Current assets:
Cash and cash equivalents	$12,789	$1,031
Accounts receivable, net of allowance for doubtful accounts of $5,887 and $5,887	7,020	6,260
Accounts receivable, related party	3,662	3,905
Notes receivable	-	8,450
Costs and estimated earnings in excess of billings on uncompleted contracts	18,700	-
Inventories, net	2,719	23
Construction in progress	3,429	-
Prepaid expenses and other current assets	2,191	4,458
Total current assets	50,510	24,127
Intangible assets	703	1,132
Construction in progress	27,306	-
Restricted cash	160	400
Accounts receivable, noncurrent	9,194	12,349
Notes receivable, noncurrent	13,416	13,668
Investment in affiliate	-	7,536
Property, plant and equipment at cost, net	10,991	11,752
Total assets	$112,280	$70,964
LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$11,859	$3,919
Accounts payable, related party	34,372	50,907
Derivative liability	673	-
Line of credit	-	4,250
Income taxes payable	911	-
Accrued liabilities	813	741
Billings in excess of costs and estimated earnings on uncompleted contracts	-	862
Total current liabilities	48,628	60,679
Financing and capital lease obligations	10,970	11,730
Other liabilities	1,584	1,422
Total liabilities	61,182	73,831
Commitments and contingencies	-	-
Stockholders’ equity (deficit):
Preferred stock, par $0.0001, 20,000,000 shares authorized; none issued and outstanding	-	-
Common stock, par $0.0001, 1,000,000,000 and 250,000,000 shares authorized; 429,771,956 and 198,214,456 shares issued and outstanding, respectively	43	20
Additional paid in capital	117,917	53,376
Accumulated other comprehensive loss	(335)	(189)
Accumulated deficit	(66,527)	(56,074)
Total stockholders’ equity (deficit)	51,098	(2,867)
Total liabilities and stockholders’ equity (deficit)	$112,280	$70,964

     The accompanying notes are an integral part of these condensed consolidated financial statements.

SOLAR POWER, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except for per share data)

(unaudited)

	For the Nine Months Ended
	September 30,

	2014 (restated)	2013

Net sales	$32,588	$27,254
Cost of goods sold	26,964	26,717
Gross profit	5,624	537
Operating expenses:
General and administrative	4,190	11,619
Sales, marketing and customer service	1,025	1,554
Engineering, design and product management	-	1,136
Total operating expenses	5,215	14,309
Operating income (loss)	409	(13,772)
Other (expense) income:
Interest expense	(2,090)	(3,098)
Interest income	967	2,723
Loss on extinguishment of convertible bonds	(8,907)	-
Change in market value of derivative liability	310	-
Other (expense) income, net	(197)	578
Total other (expense) income, net	(9,917)	203
Loss before income taxes	(9,508)	(13,569)
Provision (benefit) for income taxes	945	(12)
Net loss	$(10,453)	$(13,557)
Net loss per common share:
Basic and Diluted	$(0.04)	$(0.07)
Weighted average number of common shares used in computing per share amounts:
Basic and Diluted	246,240,974	198,214,456

The accompanying notes are an integral part of these condensed consolidated financial statements.

SOLAR POWER, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except for per share data)

(unaudited)

	For the Three Months Ended
	September 30,

	2014 (restated)	2013

Net sales	$22,646	$21,289
Cost of goods sold	17,780	22,151
Gross profit (loss)	4,866	(862)
Operating expenses:
General and administrative	2,112	2,668
Sales, marketing and customer service	668	376
Engineering, design and product management	-	379
Total operating expenses	2,780	3,423
Operating income (loss)	2,086	(4,285)
Other (expense) income:
Interest expense	(897)	(1,085)
Interest income	197	1,333
Loss on extinguishment of convertible bonds	(8,907)	-
Change in market value of derivative liability	310	-
Other (expense) income, net	(127)	331
Total other (expense) income, net	(9,424)	579
Loss before income taxes	(7,338)	(3,706)
Provision (benefit) for income taxes	945	(123)
Net loss	$(8,283)	$(3,583)
Net loss per common share:
Basic and Diluted	$(0.02)	$(0.02)
Weighted average number of common shares used in computing per share amounts:
Basic and Diluted	337,671,188	198,214,456

 The accompanying notes are an integral part of these condensed consolidated financial statements.

SOLAR POWER, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(In thousands)

(unaudited)

	For the Nine Months Ended September 30,
	2014 (restated)	2013
Net loss	$(10,453)	$(13,557)
Other comprehensive loss:
Foreign currency translation adjustment	(146)	(121)
Net change in accumulated other comprehensive loss	(146)	(121)
Comprehensive loss	$(10,599)	$(13,678)

	For the Three Months Ended September 30,
	2014 (restated)	2013
Net loss	$(8,283)	$(3,583)
Other comprehensive loss:
Foreign currency translation adjustment	2	(15)
Net change in accumulated other comprehensive loss	2	(15)
Comprehensive loss	$(8,281)	$(3,598)

The accompanying notes are an integral part of these condensed consolidated financial statements

SOLAR POWER, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(unaudited)

	For the Nine Months Ended September 30,
	2014 (restated)	2013
Net cash from operating activities:
Net loss	$(10,453)	$(13,557)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	781	846
Amortization	429	428
Stock-based compensation expense	208	158
Loss on extinguishment of convertible bonds	8,907	-
Non-cash interest expense	1,406	-
Change in fair value of derivative liability	(310)	-
Bad debt expense	-	5,145
Loss on sales of fixed assets	-	7
Changes in deferred taxes	-	(173)
Provision for losses on contracts	-	85
Operating income from solar system subject to financing obligation	(760)	(1,059)
Other non-cash activity	14	(11)
Changes in operating assets and liabilities:
Accounts receivable	2,395	9,401
Accounts receivable, related party	-	3,945
Notes receivable	-	(29,347)
Costs and estimated earnings in excess of billing on uncompleted contracts	(18,700)	8,990
Construction in progress	(4,163)	15,993
Inventories	(2,696)	405
Construction in progress, current	(3,429)	-
Prepaid expenses and other assets	479	(1,150)
Accounts payable	7,440	(3,970)
Accounts payable, related party	(12,537)	(346)
Income taxes payable	911	72
Billings in excess of costs and estimated earnings on uncompleted contracts	(862)	(4,111)
Billings in excess of costs and estimated earnings on uncompleted contracts, related party	-	(49)
Accrued liabilities and other liabilities	220	(2,344)
Net cash from operating activities	(30,720)	(10,642)
Net cash from investing activities:
Proceeds from repayment on notes receivable	252	275
Investment in affiliate	(586)	-
Issuance of notes receivable	-	(1,320)
Proceeds from disposal or sale of fixed assets	6	13
Acquisitions of property, plant and equipment, net	(26)	(195)
Net cash from investing activities	(354)	(1,227)
Net cash from financing activities:
Proceeds from issuance of common stock	35,745	-
(Payments on) proceeds from line of credit and loans payable	(4,250)	2,666
Decrease in restricted cash	240	20
Issuance of convertible bond	11,000	-
Payments on loans payable and capital lease obligations	-	(7,538)
Net cash from financing activities	42,735	(4,852)
Effect of exchange rate changes on cash	97	(198)
Increase (decrease) in cash and cash equivalents	11,758	(16,919)
Cash and cash equivalents at beginning of period	1,031	17,823
Cash and cash equivalents at end of period	$12,789	$904

Supplemental cash flow information:
Cash paid for interest	$191	$1,420
Cash paid for income taxes	$-	$165
Non-cash activities:
Debt forgiveness from related party	$3,998	$2,602
Exchange of notes receivable for notes receivable, related party	$8,450	-
Contribution of other assets to investment in affiliate	$790	-
Exchange of notes receivable, related party and other assets to acquire construction in progress assets	$9,448	-
Exchange of investments in affiliates to acquire construction in progress assets	$8,912	-
Common stock issued to acquire construction in progress assets	$3,300	-
Derivative liability issued to acquire construction in progress assets	$983	-
Common stock issued in exchange for convertible bond extinguishment	$11,000	-

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

2. Going Concern Considerations and Management’s Plan

As shown in the accompanying Condensed Consolidated Financial Statements, the Company incurred a net loss of $10.5 million during the nine months ended September 30, 2014 and has an accumulated deficit of $66.5 million (as restated) as of September 30, 2014. Working capital levels have improved from negative $36.6 million on December 31, 2013 to $1.9 million (as restated) at September 30, 2014. In February 2014, the Company’s largest shareholder, LDK Solar Co., Ltd. (“LDK”), which owns approximately 30.2% of the Company’s outstanding Common Stock as of the date of this filing, announced that LDK filed an application for provisional liquidation in the Grand Court of the Cayman Islands (“Cayman Court”) in connection with its plans to resolve its offshore liquidity issues. On February 27, 2014, the Cayman Court issued an order placing LDK into provisional liquidation and appointing joint provisional liquidators for the purpose of arriving at an agreeable scheme of arrangements for LDK’s creditors. In October 2014, LDK filed a petition in the United States Bankruptcy Court for the District of Delaware (“Delaware Bankruptcy Court”) for recognition of the provisional liquidation proceeding in Cayman Court as a foreign main proceeding under Chapter 15 of the United States Bankruptcy Code, and three U.S. subsidiaries of LDK, LDK Solar Systems, Inc., LDK Solar USA, Inc. and LDK Solar Tech USA, Inc., filed voluntary petitions to reorganize under Chapter 11 of the United States Bankruptcy Code in the same court. In October 2014, creditors affirmatively voted for the scheme of arrangements of LDK and its subsidiaries in the Cayman Islands and Hong Kong.  On November 7, 2014, the Cayman Court sanctioned the scheme of arrangements of LDK and its subsidiaries relating to LDK’s assets in the Cayman Islands. However, the scheme of arrangements relating to LDK’s assets in Hong Kong is subject to the sanction by courts in Hong Kong of competent jurisdiction and confirmation of Delaware Bankruptcy Court as well as the satisfaction of other conditions as to the effectiveness of such sanction and confirmation. It is unknown at this time if LDK’s provisional liquidation will require or result in the Company disposing of assets to repay payables due to LDK, including waived payables. If the Company is required to dispose of assets to repay LDK’s creditors, the Company may incur additional losses.

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

The effective income tax rates of the Company were (12.9)% (as restated) and 3.3% for the three months ended September 30, 2014 and 2013, respectively, and (10.6)% and 0.1% for the nine months ended September 30, 2014 and 2013, respectively. For both 2014 and 2013, the Company expects to generate taxable income in certain jurisdictions while still experiencing an overall worldwide loss. The negative rate in 2013 is a result of minimum tax liability due in certain loss generating jurisdictions that are unable to benefit from losses as a result of valuation allowance reserves. The Company recorded a provision for income taxes of $0.9 million during the nine months ended September 30, 2014.

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

20. Restatement of Financial Statements

We determined that we inappropriately recognized revenue related to the sale of a solar project in the U.S. for the three-month period ended September 30, 2014 resulting from inadvertent misapplication of U.S. GAAP in analyzing the related construction contract with respect to the project by using the percentage-of-completion method of accounting, which should be accounted for under the rules of real estate accounting and the related revenue should be recognized using full accrual method when we do not retain a substantial continuing involvement with the property. As we had not been released from substantial continuing involvement as of September 30, 2014, no revenue arising out of the sale of this project could be recognized in accordance with the full accrual rule under U.S. GAAP. Therefore, we restated our consolidated balance sheet as of September 30, 2014 and consolidated statements of operations, comprehensive loss, and cash flows for the three-month and nine-month periods ended September 30, 2014 to reflect correction of the foregoing error as follows:

Balance Sheet as of September 30, 2014

	As Filed	Effect of Restatement	Restated

Costs and estimated earnings in excess of billings on uncompleted contracts	22,705	(4,005)	18,700
Construction in progress	-	3,429	3,429
Total assets	112,856	(576)	112,280
Accumulated deficit	(65,951)	(576)	(66,527)
Total stockholders’ equity	51,674	(576)	51,098

Statement of Operations for the Three Months Ended September 30, 2014

	As Filed	Effect of Restatement	Restated
Net sales	26,651	(4,005)	22,646
Cost of goods sold	21,209	(3,429)	17,780
Gross profit	5,442	(576)	4,866
Net loss	(7,707)	(576)	(8,283)
Comprehensive loss	(7,705)	(576)	(8,281)
Net loss per common share:
Basic and Diluted	(0.02)	-	(0.02)

Statement of Operations for the Nine Months Ended September 30, 2014

	As Filed	Effect of Restatement	Restated
Net sales	36,593	(4,005)	32,588
Cost of goods sold	30,393	(3,429)	26,964
Gross profit	6,200	(576)	5,624
Net loss	(9,877)	(576)	(10,453)
Comprehensive loss	(10,023)	(576)	(10,599)
Net loss per common share:
Basic and Diluted	(0.04)	-	(0.04)

Statement of Cash Flows for the Nine Months Ended September 30, 2014

	As Filed	Effect of Restatement	Restated

Net cash from operating activities:
Net loss	(9,877)	(576)	(10,453)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation	781	-	781
Amortization	429	-	429
Stock-based compensation expense	208	-	208
Loss on extinguishment of convertible bonds	8,907	-	8,907
Non-cash interest expense	1,406	-	1,406
Change in fair value of derivative liability	(310)	-	(310)
Bad debt expense	-	-	-
Loss on sales of fixed assets	-	-	-
Changes in deferred taxes	-	-	-
Provision for losses on contracts	-	-	-
Operating income from solar system subject to financing obligation	(760)	-	(760)
Other non-cash activity	14	-	14
Changes in operating assets and liabilities:
Accounts receivable	2,395	-	2,395
Accounts receivable, related party	-	-	-
Notes receivable	-	-	-
Costs and estimated earnings in excess of billing on uncompleted contracts	(22,705)	4,005	(18,700)
Construction in progress	(4,163)	-	(4,163)
Inventories	(2,696)	-	(2,696)
Construction in progress, current	-	(3,429)	(3,429)
Prepaid expenses and other assets	479	-	479
Accounts payable	7,440	-	7,440
Accounts payable, related party	(12,537)	-	(12,537)
Income taxes payable	911	-	911
Billings in excess of costs and estimated earnings on uncompleted contracts	(862)	-	(862)
Billings in excess of costs and estimated earnings on uncompleted contracts, related party	-	-	-
Accrued liabilities and other liabilities	220	-	220
Net cash from operating activities	(30,720)	-	(30,720)
Net cash from investing activities	(354)	-	(354)
Net cash from financing activities	42,735	-	42,735
Effect of exchange rate changes on cash	97	-	97
Increase in cash and cash equivalents	11,758	-	11,758
Cash and cash equivalents at beginning of period	1,031	-	1,031
Cash and cash equivalents at end of period	12,789	-	12,789

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

As shown in the accompanying Condensed Consolidated Financial Statements, the Company incurred a net loss of $10.5 million (as restated) during the nine months ended September 30, 2014 and has an accumulated deficit of $66.5 (as restated) million as of September 30, 2014. Working capital levels have improved from negative $36.6 million on December 31, 2013 to $1.9 million (as restated) at September 30, 2014. In February 2014, the Company’s largest shareholder, LDK Solar Co., Ltd. (“LDK”), which owns approximately 30.2% of the Company’s outstanding Common Stock as of the date of this filing, announced that LDK filed an application for provisional liquidation in the Grand Court of the Cayman Islands (“Cayman Court”) in connection with its plans to resolve its offshore liquidity issues. On February 27, 2014, the Cayman Court issued an order placing LDK into provisional liquidation and appointing joint provisional liquidators for the purpose of arriving at an agreeable scheme of arrangements for LDK’s creditors.  In October 2014, LDK filed a petition in the United States Bankruptcy Court for the District of Delaware (“Delaware Bankruptcy Court”) for recognition of the provisional liquidation proceeding in the Grand Court of the Cayman Islands as a foreign main proceeding under Chapter 15 of the United States Bankruptcy Code, and three U.S. subsidiaries of LDK, LDK Solar Systems, Inc., LDK Solar USA, Inc. and LDK Solar Tech USA, Inc., filed voluntary petitions to reorganize under Chapter 11 of the United States Bankruptcy Code in the same court. In October 2014, creditors affirmatively voted for the scheme of arrangements of LDK and its subsidiaries in the Cayman Islands and Hong Kong.  On November 7, 2014, the Cayman Court sanctioned the scheme of arrangements of LDK and its subsidiaries relating to LDK’s assets in the Cayman Islands. However, the scheme of arrangements relating to LDK’s assets in Hong Kong is subject to the sanction by courts in Hong Kong of competent jurisdiction and confirmation of Delaware Bankruptcy Court as well as the satisfaction of other conditions as to the effectiveness of such sanction and confirmation. It is uncertain on the date of this report whether LDK’s provisional liquidation in the Cayman Islands and related proceedings in Hong Kong, as well as the Chapter 15 and Chapter 11 proceedings in the United States, will require or result in the Company disposing of its assets to repay payables due to LDK, including waived payables. If the Company is required to dispose of its assets to repay payables due to LDK by LKD’s joint provisional liquidators or bankruptcy administrator, the Company may incur additional losses. For additional information please refer to Item 1---Note 2—Going Concern Considerations and Management’s Plan.

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

Results of Operations

Three and nine months ended September 30, 2014, as compared to three and nine months ended September 30, 2013

Net sales

Net sales were $22.6 million (as restated) and $21.3 million for the three months ended September 30, 2014 and 2013, respectively, reflecting an increase of $1.3 million (as restated), or 6.1% (as restated). Net sales were $32.6 million (as restated) and $27.3 million for the nine months ended September 30, 2014 and 2013, respectively, reflecting an increase of $5.3 million (as restated), or 19.4% (as restated). The increase in net sales for the three and nine months ended September 30, 2014 compared to the corresponding periods in 2013 was primarily due to our successful debut in the China market and the revenue generated from China operations. Our net sales primarily consist of EPC sales to two customers in China, Xinyu Realforce Energy Co., Ltd. and Zhongwei Hanky Wiye Solar Co., Ltd.

Cost of goods sold

Cost of goods sold was $17.8 million (as restated) (78.8% of net sales (as restated)) and $22.2 million (104.2% of net sales) for the three months ended September 30, 2014 and 2013, respectively, reflecting a decrease of $4.4 million (as restated), or 19.8% (as restated). Cost of goods sold was $27.0 million (as restated) (82.8% of net sales (as restated)) and $26.7 million (97.8% of net sales) for the nine months ended September 30, 2014 and 2013, respectively, reflect being an increase of $0.3 million (as restated), or 1.1% (as restated). Cost of goods sold for the three months ended September 2014 includes costs of goods sold to Xinyu Realforce Energy Co., Ltd. of $14.5 million, which constituted a majority of the increase in total cost of goods sold from the nine months ended September 30, 2013 to the corresponding period in 2014.

Gross margins were 21.6% (as restated) and negative 4.2% for the three months ended September 30, 2014 and 2013, respectively. Gross margins were 17.2% (as restated) and 1.8% for the nine months ended September 30, 2014 and 2013, respectively. The increase in gross margin for the three and nine months ended September 30, 2014 over that of the corresponding periods in 2013 was due to higher margins of the existing utility-scale solar project in China.

General and administrative expenses

General and administrative expenses were $2.1 million (9.3% of net sales (as restated)) and $2.7 million (12.7% of net sales) for the three months ended September 30, 2014 and 2013, respectively, reflecting a decrease of $0.6 million, or 22.2%. General and administrative expenses were $4.2 million (12.9% of net sales (as restated)) and $11.6 million (42.5% of net sales) for the nine months ended September 30, 2014 and 2013, respectively, reflecting a decrease of $7.4 million, or 63.8%. The decrease in general and administrative expenses for the three months ended September 30, 2014 over the corresponding period in 2013 was primarily due to the reserve recorded against the Company’s receivable of $1.1 million during the three months ended September 30, 2013 whereas no such reserve was recorded in the three months ended September 30, 2014. The decrease in general and administrative expenses for the nine months ended September 30, 2014 over the corresponding period in 2013 was primarily due to the reserve recorded against the Company’s accounts receivable of $5.2 million during the nine months ended September 30, 2013. We expect that general and administrative expenses will increase in the near term as a result of the anticipated increase in our operations.

Sales, marketing and customer service expenses

Sales, marketing and customer service expenses were $0.7 million (3.1% of net sales (as restated)) and $0.4 million (1.9% of net sales) for the three months ended September 30, 2014 and 2013, respectively, reflecting an increase of $0.3 million, or 75%. Sales, marketing and customer service expenses were $1.0 million (3.1% of net sales (as restated)) and $1.6 million (5.9% of net sales) for the nine months ended September 30, 2014 and 2013, respectively, reflecting a decrease of $0.6 million, or 37.5%. The increase in sales, marketing and customer service expense for the three months ended September 30, 2014 over the corresponding period in 2013 was primarily due to the increase in headcount of sales department and consulting services, as a result of our expanded operations in China. The decrease in sales, marketing and customer service expense for the nine months ended September 30, 2014 over the corresponding period in 2013 was primarily due to the cumulative effect of our relatively dormant operations from July 2013 to July 2014 and fast expansions of operations thereafter.

Engineering, design and product management expenses

Engineering, design and product management expenses were nil and $0.4 million (1.8% of net sales) for the three months ended September 30, 2014 and 2013, respectively, reflecting a decrease of $0.4 million, or 100.0%, due to outsourcing of engineering, design and product operations. Engineering, design and product management expenses were nil and $1.1 million (4.0% of net sales) for the nine months ended September 30, 3014 and 2013, respectively, reflecting a decrease of $1.1 million, or 100.0%. The decrease in engineering, design and product management costs for the three and nine months ended September 30, 2014 over the corresponding periods in 2013 was primarily due to decreases in personnel-related costs as a result of cost reduction efforts.

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

Provision for (benefit from) income taxes

The Company recorded a provision for income taxes of $0.9 million and $0.1 million for the three months ended September 30, 2014 and 2013, respectively. Our effective income tax rate for the three months ended September 30, 2014 and 2013 was negative 12.9% (as restated) and 3.3%, respectively. The negative rates were a result of minimum tax liability in certain loss generating jurisdictions where we are unable to benefit from losses for tax purpose as a result of valuation allowance reserves.

Net loss

As a result of the foregoing, the Company recorded net loss of $8.3 million (as restated) and $10.5 (as restated) million for the three months and nine months ended September 30, 2014, respectively, primarily due to the one-time loss on extinguishment of convertible bond of $8.9 million.

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

Operating Activities – Net cash used in operating activities of $30.7 million for the nine months ended September 30, 2014 primarily consisted of an increase in costs and estimated earnings in excess of billing on uncompleted contracts of $18.7 million (as restated) due to the ramp-up of revenue generated from two projects in China, a decrease in accounts payable to related party of $12.5 million due to repayments made to LDK, a net loss of $10.5 million (as restated), an increase in construction in progress of $4.2 million, an increase in construction in progress, current of $3.4 million (as restated) and an increase in inventories of $2.7 million, partially offset by an increase in accounts payable of $7.4 million and a decrease in prepaid expense and other assets of $0.5 million (as restated).

Investing Activities – Net cash used in investing activities of $0.4 million for the nine months ended September 30, 2014 resulted from the $0.6 million investment in affiliate partially offset by the $0.2 million collection of a note receivable.

Financing Activities – Net cash provided by financing activities of $42.7 million for the nine months ended September 30, 2014 resulted from the issuance of common stock of $35.8 million, the issuance of a convertible bond of $11.0 million and release of restricted cash of $0.2 million, partially offset by the repayment of the Cathay Bank line of credit of $4.3 million.

Capital Resources and Material Known Facts on Liquidity

As of September 30, 2014, we had $12.8 million in cash and cash equivalents, $0.2 million of restricted cash held in our name in interest bearing accounts, $29.3 million (as restated) in current accounts and notes receivable of which $3.7 million is due from our largest shareholder, LDK.

As shown in the accompanying Condensed Consolidated Financial Statements, the Company incurred a net loss of $10.5 million (as restated) during the nine months ended September 30, 2014 and has an accumulated deficit of $66.5 million (as restated) as of September 30, 2014. Working capital levels have improved from negative $36.6 million on December 31, 2013 to $1.9 million (as restated) at September 30, 2014. In February 2014, the Company’s largest shareholder, LDK Solar Co., Ltd. (“LDK”), which owns approximately 30.2% of the Company’s outstanding Common Stock as of the date of this filing, announced that LDK filed an application for provisional liquidation in the Grand Court of the Cayman Islands (“Cayman Court”) in connection with its plans to resolve its offshore liquidity issues. On February 27, 2014, the Cayman Court issued an order placing LDK into provisional liquidation and appointing joint provisional liquidators for the purpose of arriving at an agreeable scheme of arrangements for LDK’s creditors.  In October 2014, LDK filed a petition in the United States Bankruptcy Court for the District of Delaware (“Delaware Bankruptcy Court”) for recognition of the provisional liquidation proceeding in the Grand Court of the Cayman Islands as a foreign main proceeding under Chapter 15 of the United States Bankruptcy Code, and three U.S. subsidiaries of LDK, LDK Solar Systems, Inc., LDK Solar USA, Inc. and LDK Solar Tech USA, Inc., filed voluntary petitions to reorganize under Chapter 11 of the United States Bankruptcy Code in the same court. In October 2014, creditors affirmatively voted for the scheme of arrangements of LDK and its subsidiaries in the Cayman Islands and Hong Kong.  On November 7, 2014, the Cayman Court sanctioned the scheme of arrangements of LDK and its subsidiaries relating to LDK’s assets in the Cayman Islands. However, the scheme of arrangements relating to LDK’s assets in Hong Kong is subject to the sanction by courts in Hong Kong of competent jurisdiction and confirmation of Delaware Bankruptcy Court as well as the satisfaction of other conditions as to the effectiveness of such sanction and confirmation. It is uncertain on the date of this report whether LDK’s provisional liquidation in the Cayman Islands and related proceedings in Hong Kong, as well as the Chapter 15 and Chapter 11 proceedings in the United States, will require or result in the Company disposing of its assets to repay payables due to LDK, including waived payables. If the Company is required to dispose of its assets to repay payables due to LDK by LKD’s joint provisional liquidators or bankruptcy administrator, the Company may incur additional losses. For additional information please refer to Item 1---Note 2—Going Concern Considerations and Management’s Plan.

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

As shown in the accompanying Condensed Consolidated Financial Statements, the Company incurred a net loss of $10.5 million during the nine months ended September 30, 2014 and has an accumulated deficit of $66.5 million as of September 30, 2014. Working capital levels have improved from negative $36.6 million on December 31, 2013 to $1.9 million at September 30, 2014. In February 2014, the Company’s largest shareholder, LDK Solar Co., Ltd. (“LDK”), which owns approximately 30.2% of the Company’s outstanding Common Stock as of the date of this filing, announced that LDK filed an application for provisional liquidation in the Grand Court of the Cayman Islands in connection with its plans to resolve its offshore liquidity issues. It is unknown at this time if LDK’s provisional liquidation will require or result in the Company disposing of assets in an orderly manner, in a liquidation scenario or at all. If the Company is required to dispose of assets to repay LDK’s creditors, it could result in the Company incurring losses. In October 2014, LDK filed a petition in the United States Bankruptcy Court for the District of Delaware for recognition of the provisional liquidation proceeding in the Grand Court of the Cayman Islands as a foreign main proceeding under Chapter 15 of the United States Bankruptcy Code, and three U.S. subsidiaries of LDK, LDK Solar Systems, Inc., LDK Solar USA, Inc. and LDK Solar Tech USA, Inc., filed voluntary petitions to reorganize under Chapter 11 of the United States Bankruptcy Code in the same court. For additional information please refer to Part I---Item 1---Note 2—Going Concern Considerations and Management’s Plan.

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

Incorporated by reference to Form 8-K filed with the SEC on September 15, 2014

Incorporated by reference to Form 8-K filed with the SEC on September 22, 2014

Incorporated by reference to Form 8-K filed with the SEC on September 23, 2014

Incorporated by reference to Form 8-K filed with the SEC on September 30, 2014

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report on Form 10-Q/A to be signed on its behalf by the undersigned, thereunto duly authorized.

SOLAR POWER, INC.

Date: April 17, 2015	/s/ Amy Jing Liu
Amy Jing Liu
Chief Financial Officer (Principal Accounting Officer and
Principal Financial Officer)