Form 10-Q
period 2015-03-31
Solar Power, Inc.
filed 2015-05-15
CIK 1210618

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒	Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2015

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

The number of outstanding shares of the registrant’s common stock as of May 15, 2015 was 602,979,944.

PART I

FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

SOLAR POWER, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except for share and per share data)

	March 31, 2015	December 31, 2014
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$96,307	$156,540
Restricted cash	30,999	337
Bank deposits with maturity over three months	5,323	8,852
Short-term investments	27,424	27,354
Accounts receivable, net of allowance for doubtful accounts of $766 and $766, respectively	23,089	22,654
Costs and estimated earnings in excess of billings on uncompleted contracts	85,075	73,742
Inventories, net	8,206	6,975
Project assets	107,354	73,930
Prepaid expenses and other current assets	38,527	10,930
Other receivable, related parties	4,723	—
Finance lease receivable	2,052	—

Total current assets	429,079	381,314
Intangible assets	517	560
Goodwill	67,462	66,045
Restricted cash, net of current portion	—	160
Accounts receivable, noncurrent	3,667	4,490
Notes receivable, noncurrent	6,611	6,611
Property, plant and equipment net	108,892	106,438
Project assets, noncurrent	32,014	21,265
Deferred tax assets, net	1,123	1,024
Financing receivable, noncurrent	107	—
Total assets	$649,472	$587,907

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$90,789	$76,778
Accounts payable, related parties	30,667	34,150
Notes payable	46,814	26,707
Accrued liabilities	22,681	11,288
Income taxes payable	5,378	3,648
Advance from customers	18,951	17,690
Short term borrowings	61,637	48,286
Other current liabilities	29,512	33,762
Other current liabilities, related parties	934	—
Total current liabilities	307,363	252,309
Financing and capital lease obligations	9,956	10,092
Convertible bonds	32,987	32,575
Deferred tax liability, net	3,233	3,680
Other noncurrent liabilities	25,914	27,143

Total liabilities	379,453	325,799

Commitments and contingencies	—	—
Stockholders’ equity:
Preferred stock, par $0.0001, 20,000,000 shares authorized; none issued and outstanding	—	—
Common stock, par $0.0001, 1,000,000,000 shares authorized; 601,270,944 and 568,847,967 shares issued and outstanding, respectively	60	57
Additional paid in capital	380,739	327,573
Accumulated other comprehensive loss	(13,291)	(4,252)
Accumulated deficit	(98,722)	(61,270)

Total stockholders’ equity	268,786	262,108
Noncontrolling interests	1,233	—

Total equity	270,019	262,108
Total liabilities and stockholders’ equity	$649,472	$587,907

The accompanying notes are an integral part of these condensed consolidated financial statements.

SOLAR POWER, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except for share and per share data)

(Unaudited)

	For the Three Months Ended March 31,
	2015	2014
Net sales:
Net sales	$16,200	$3,613
Cost of goods sold:
Cost of goods sold	10,989	3,416

Gross profit	5,211	197
Operating expenses:
General and administrative	39,137	970
Sales, marketing and customer service	5,722	317
Total operating expenses	44,859	1,287

Operating loss	(39,648)	(1,090)
Other income (expense):
Interest expense	(1,397)	(122)
Interest income	396	410
Others (includes net foreign exchange gain of $3,484 in 2015)	3,901	(30)

Total other income, net	2,900	258

Loss before income taxes	(36,748)	(832)
Income tax expense	707	—

Net loss	$(37,455)	$(832)

Net loss attributable to noncontrolling interests	(3)	—

Net loss attributable to stockholders of the Company	(37,452)	(832)

Net loss per common share:
Basic and Diluted	(0.06)	(0.00)

Weighted average number of common shares used in computing per share amounts:
Basic and Diluted	584,519,396	198,214,456

The accompanying notes are an integral part of these condensed consolidated financial statements.

SOLAR POWER, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(In thousands)

(Unaudited)

	For the Three Months Ended March 31,
	2015	2014
Net loss	$(37,455)	$(832)
Other comprehensive loss:
Foreign currency translation loss arising during the period	(9,039)	(144)
Total comprehensive loss	$(46,494)	$(976)
Comprehensive loss attributable to noncontrolling interests	(3)	—
Comprehensive loss attributable to stockholders of the Company	$(46,491)	$(976)

The accompanying notes are an integral part of these condensed consolidated financial statements.

SOLAR POWER, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	For the Three Months Ended March 31,
	2015	2014
Cash flows from operating activities:
Net loss	$(37,455)	(832)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	681	263
Amortization	43	143
Stock-based compensation expense	32,902	215
Change in fair value of derivative liability	(11)	—
Deferred income tax benefit	(32)	—
Non-cash interest expense	751	—
Operating income from solar system subject to financing obligation	(135)	(89)
Other non-cash expense	461	—
Changes in operating assets and liabilities:
Accounts receivable	$(979)	524
Accounts receivable, related party	—	62
Finance lease receivable	(2,159)	—
Costs and estimated earnings in excess of billings on uncompleted contracts	(11,333)	—
Restricted cash related to operating activities	(30,582)	—
Project assets	(33,424)	—
Inventories	(1,232)	—
Prepaid expenses and other assets	(25,173)	(373)
Accounts payable	13,986	(426)
Accounts payable, related party	(3,484)	(3)
Note payable	20,107	—
Advances from customers	1,261	—
Income taxes payable	1,600	—
Billings in excess of costs and estimated earnings on uncompleted contracts	—	(170)
Accrued liabilities and other liabilities	(538)	(8)
Other liabilities, related party	50	—

Net cash used in operating activities	(74,695)	(694)
Cash flows from investing activities:
Proceeds from repayment of notes receivable	837	—
Issuance of notes receivable	—	79
Acquisitions of property, plant and equipment	(394)	—
Acquisitions of project assets,	(10,749)	—
Acquisitions of new subsidiaries, net of cash acquired	251	—
Acquisition of short-term investments	(25,810)	—
Placement of bank deposit with maturity over three months	(5,323)	—
Uplift of bank deposit with maturity over three months	8,852	—
Proceeds from disposal of short-term investments	25,810	—

Net cash (used in)/generated from investing activities	(6,526)	79
Cash flows from financing activities:
Proceeds from issuance of common stocks	12,000	—
Proceeds from new short term borrowings	53,275	—
Decrease in restricted cash	80	—
Repayments of short term borrowings	(44,094)	—

Net cash generated from financing activities	21,261	—
Effect of exchange rate changes on cash	(273)	(144)

Decrease in cash and cash equivalents	(60,233)	(759)
Cash and cash equivalents at beginning of period	156,540	1,031

Cash and cash equivalents at end of period	$96,307	272

Supplemental cash flow information:
Interest paid	88	41
Non-cash investing and financing activities:
Coupons issued to settle accounts payable	219	—
Common Stock issued to acquire new subsidiaries	8,072	—

The accompanying notes are an integral part of these condensed consolidated financial statements.

SOLAR POWER, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE PERIODS ENDED MARCH 31, 2014 AND 2015

(Amounts in US$ thousands, except share and per share data)

(UNAUDITED)

1. Description of Business and Basis of Presentation

Description of Business

Solar Power, Inc. (“SPI”) and its subsidiaries (collectively the “Company”) is a provider of PV solutions for business, residential, government and utility customers and investors. The Company provides a full spectrum of EPC services to third party project developers, as well as develop, own and operate solar projects that sell electricity to the grid in multiple countries, including China, the U.S., the U.K., Panama, Greece, Japan and Italy.

Prior to 2014, the Company was primarily engaged in providing EPC services to developers in the U.S. Since 2014, the Company commenced its global project development business by ramping up its portfolio of global solar projects, including projects that the Company intends to hold in the long term and derive electricity generation revenue.

As of March 31, 2015, SPI’s major subsidiaries include Xinwei Solar Engineering and Construction (Suzhou) Co., Ltd. (“Xinwei Suzhou”), Xinyu Xinwei New Energy Co., Ltd. (“Xinyu Xinwei”), Sinsin Renewable Investment Limited (“Sinsin”), Gonghe County Xinte Photovoltaic Co., Ltd. (“Xinte”), CECEP Solar Energy (Luxembourg) Private Limited Company (S.a.r.l.) & Italsolar S.r.l (collectively as “CECEP”), Solarbao E-commerce (HK) Limited (“Solarbao E-commerce”), Jiangsu Solarbao Leasing Co. Ltd. (“Jiangsu Solarbao”), Yanhua Network Technology (Shanghai) Co., Ltd. (“Yanhua Network”), SPI Solar Japan G.K. and Solar Power Inc UK Service Limited.

Xinwei Suzhou and Xinyu Xinwei were incorporated in the PRC in 2014 in connection with the expansion of the Company’s full spectrum EPC service business in the PRC. Sinsin and Xinte were acquired by the Company in 2014, and CECEP was acquired by the Company in 2015 (see Note 4), for ramping up its portfolio of global solar projects.

Solarbao E-commerce, Jiangsu Solarbao and Yanhua Network were incorporated by the Company in 2015 for raising funds from individual investors and leasing of solar panels through an online platform owned by Solar Energy E-Commerce (Shanghai) Limited (“Solar Energy”). Solar Energy was incorporated in China on December 8, 2014 by Xiaofeng Peng (“Mr. Peng”), Min Xiahou and Jing Liu, who are the chairman of the Company’s board of directors, chief executive officer and chief financial controller of the Company respectively. Solar Energy operates the “www.solarbao.com” e-commerce and investment platform which primarily targets retail customers residing in the PRC. On March 26, 2015, the Company, through Yanhua Network, entered into a series of contractual arrangements (“VIE Agreements”) with Solar Energy and its shareholders. The contractual arrangements include power of attorney, call option agreement, equity pledge agreement, and a consulting services agreement as follows:

Power of attorney: Solar Energy’s Nominee Equity Holders signed proxy agreement, with Yanhua Network to exclusively assign their rights as equity holders of Solar Energy to Yanhua Network, including voting right, right to transfer any or all equity interest in Solar Energy and right to appoint director and executive management. Solar Energy’s Nominee The proxy agreement will remain effective without any course. Solar Energy or its Nominee Equity Holders do not have the right to terminate the agreement unless Yanhua Network commits default.

Call option agreement: Through the exclusive option agreement entered into among Yanhua Network, Solar Energy and its Nominee Equity Holders, Yanhua Network has an exclusive purchase option to acquire all of the equity interest or assets in Solar Energy from its Nominee Equity Holders at any time when permitted by applicable Chinese laws and regulations. Yanhua Network has the sole discretion as to when to exercise such options, either in part or in full. Without Yanhua Network’s prior written consent, Solar Energy’s Nominee Equity Holders shall not transfer their equity interests in Solar Energy, and Solar Energy shall not transfer its assets. The transfer price will be the minimum amount of consideration permitted under PRC law at the time of such share transfer. The agreement will remain effective until all of Solar Energy’s equity interest and assets are transferred to Yanhua Network. Yanhua Network may terminate the agreement at any time with a 30-day prior written notice to Solar Energy and its Nominee Equity Holders.

Equity pledge agreement: To guarantee Solar Energy’s performance of its obligations under the exclusive consultancy and service agreement, the exclusive option agreement, and the shareholders’ voting rights proxy agreement, Solar Energy’s Nominee Equity Holders have pledged their entire equity interests in Solar Energy to Yanhua Network. The share pledge agreement can only be terminated upon the fulfillment of all obligation under the VIE Agreements.

Consulting services agreement: Solar Energy irrevocably appoints and designates Yanhua Network as its exclusive service provider to provide services, including but not limited to relevant technical and consulting service to Solar Energy. The service fees are determined based on actual services provided by Yanhua Network and up to the net income of Solar Energy during the relevant period. The term of this agreement is 3 years, and the agreement may be automatically extended upon the expiration. Yanhua Network may terminate the agreement at any time with a three-month prior written notice to Solar Energy to terminate this agreement.

As of the date of these condensed consolidated financial statements, the Company has not established the legal enforceability of these contractual agreements described above including the registration of the equity pledge agreement in the relevant government bureau in the PRC. The financial results of Solar Energy are expected to be consolidated by the Company once the legal enforceability of the contractual agreements is established.

Through the on-line platform of Solar Energy, the Company raised funds from individual investors on PV projects basis. For each fund raising PV project launched on the on-line platform, individual investors may subscribe the purchasing of solar module which will then be leased to the project developer of the PV project over a specified period. These PV projects may represent the Company’s self developed projects or third party developed projects, Although a tri-party lease agreement is signed among the individual investors, the Company and the project developer of the project launched, the purchase of any solar panels from vendors are solely contracted by the Company and the Company bears full credit risk in respect of the collection of the lease payments from project developers. The lock-up period for investment made by the individual investors for each fund raising project normally ranges from 0-720 days. Individual investors are guaranteed by the Company with an investment return for their investments, which ranges from an annual rate of 8% to 10.3% for the three months ended March 31, 2015, and are guaranteed by the Company in respect of the repayment of funds at the end of the Investment Period. Solar Energy collects the funds provided by the individual investors and settles with the Company on a bi-weekly basis. For the service provided through the on-line platform, Solar Energy charged the Company commission fee based on 1% of the fund principal (see Note 22— Related Party Transactions). The interest bearing funds provided by individual investors to the Company are recorded on the condensed consolidated balance sheet as either short term or long term borrowings. Lease accounting is adopted for any solar panels purchased by the Company for leasing to third party project developers. During the three months ended March 31, 2015, all leases of solar module to third party developer under the above arrangement are classified as finance lease with the Company as lessor and third party project developer as lessee. Finance lease income of $3 was earned and recorded as interest income for the three months ended March 31, 2015.

In connection with the launch of the above financing and leasing products, the Company issued coupons with total face value of $2,881 to third party vendors and two related parties during the three-month period ended March 31, 2015. These coupons are freely transferrable between holders but could not be redeemed in cash. Each coupon has an expiry date for redemption. Prior to the expiry date, when the holders subscribe the purchasing and leasing of solar modules through the on-line platform owned by Solar Energy described above, the holders could redeem the coupons such that the purchase price to be paid would be reduced by the face value of the coupons. As of March 31, 2015, all coupons issued to these vendors and related parties had been redeemed. In respect of the coupons issued above, coupons totaling $219 were recorded as settlement of trade payable balances in the same amount as agreed with the corresponding third party vendors receiving the coupons. For the remaining amounts, the Company recognized other receivable due from third party vendors and a related party of $1,301 and $779, respectively, and recorded selling expenses of $582 in the condensed consolidated financial statements for the three months ended March 31, 2015.

Basis of Presentation

The condensed consolidated financial statements are unaudited and have been prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”) for interim financial information. They should be read in conjunction with the financial statements and related notes to the financial statements of Solar Power, Inc. for the years ended December 31, 2014 and 2013 appearing in Solar Power, Inc.’s Form 10-K filed with the Securities and Exchange Commission (“SEC”) on March 31, 2015. The Company’s March 31, 2015 and 2014 unaudited interim condensed consolidated financial statements on Form 10-Q have been prepared pursuant to the rules and regulations of the SEC for smaller reporting companies and include the accounts of Solar Power, Inc. and its subsidiaries.

                Certain information and note disclosures normally included in the annual financial statements on Form 10-K have been condensed or omitted pursuant to those rules and regulations, although the Company’s management believes the disclosures made are adequate to make the information presented not misleading. In the opinion of management, all adjustments, consisting of normal recurring adjustments and reclassifications, necessary to present fairly the Company’s consolidated financial position, results of operations and cash flows for all periods presented have been reflected herein. The Company’s financial position, operating results, cash flows and trends in these unaudited condensed consolidated financial statements are not necessarily indicative of future results that may be expected for any other interim period or for the full year.

The preparation of unaudited interim condensed consolidated financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the unaudited interim consolidated financial statements as well as the reported amounts of revenues and expenses during the reporting period. Significant accounting estimates used in the preparation of the Company’s consolidated condensed financial statements include: allowance made for doubtful accounts receivable, inventory write-downs, the estimated useful lives of long-lived assets, the impairment of goodwill, long-lived assets and project assets, fair value of derivative liability, valuation allowance of deferred income tax assets, accrued warranty expenses, the grant-date fair value of share-based compensation awards and related forfeiture rates, and fair value of financial instruments. Actual results could differ from those estimates upon subsequent resolution of identified matters.

The unaudited interim condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.

2. Summary of Significant Accounting Policies

These condensed consolidated financial statements and accompanying notes should be read in conjunction with the Company’s annual consolidated financial statements and notes thereto contained in the Annual Report on Form 10-K for the year ended December 31, 2014. There have been no significant changes in the Company’s significant accounting policies for the three months ended March 31, 2015, except the adoption of ASC 840 Leasing for the Company’s new business as described in Note 1 Description of Business and Basis of Presentation, as compared to the significant accounting policies described in the Annual Report on Form 10-K for the year ended December 31, 2014.

3. Recently Issued Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606), to clarify the principles of recognizing revenue and create common revenue recognition guidance between U.S. GAAP and International Financial Reporting Standards. An entity has the option to apply the provisions of ASU 2014-09 either retrospectively to each prior reporting period presented or retrospectively with the cumulative effect of initially applying this standard recognized at the date of initial application. ASU 2014-09 is effective for fiscal years and interim periods within those years beginning after December 15, 2017, and early adoption is permitted for periods beginning after December 15, 2016. The Company has not determined which transition method it will adopt, and is currently evaluating the impact of this standard on its consolidated financial statements.

In August 2014, the FASB issued ASU No. 2014-15, Presentation of Financial Statements – Going Concern (Subtopic 205- 40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern, which requires management to evaluate, at each annual and interim reporting period, whether there are conditions or events that raise substantial doubt about the entity’s ability to continue as a going concern within one year after the date the financial statements are issued and to provide related disclosures. ASU 2014-15 is effective for the Company for the fiscal year ending December 31, 2016 and for interim periods thereafter. The Company is currently evaluating the impact of this standard on its consolidated financial statements.

In January 2015, the FASB issued ASU No. 2015-01, Income Statement —Extraordinary and Unusual Items (Subtopic 225- 20), which eliminates the concept of reporting for extraordinary items. ASU 2015-01 is effective for the Company for fiscal years, and interim periods within those fiscal years, beginning on January 1, 2016. The Company is currently evaluating the impact of this standard on the Company’s consolidated financial statements.

On February 18, 2015, the FASB issued ASU No. 2015-02, Consolidation, which reduces the number of consolidation models and simplifies the current standard. Entities may no longer need to consolidate a legal entity in certain circumstances based solely on its fee arrangements when certain criteria are met. ASU 2015-02 reduces the frequency of the application of related-party guidance when determining a controlling financial interest in a variable interest entity. ASU 2015-02 is effective for the Company’s fiscal year ending December 31, 2016. The Company is currently evaluating the impact of this standard on the Company’s consolidated financial statements.

In April 2015, the FASB issued Accounting Standards Update (“ASU”) No. 2015-03, Interest - Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs. ASU 2015-03 requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability. ASU 2015-03 is effective for the Company on a retrospective basis on January 1, 2016. Early adoption is permitted, but only for debt issuance costs that have not been reported in financial statements previously issued or available for issuance. The Company is currently evaluating the impact of this standard on the Company’s consolidated financial statements.

4. Business combination

On January 15, 2015, SPI and SPI China (HK) Limited, a wholly-owned subsidiary of SPI, entered into a stock purchase agreement (the “Stock Purchase Agreement”) with CECEP Solar Energy Hong Kong Co., Limited (“CECEP HK”). Pursuant to the Stock Purchase Agreement, SPI China (HK) Limited agreed to purchase from CECEP HK 100% of issued and outstanding shares of capital stock of (i) CECEP Solar Energy (Luxembourg) Private Limited Company (S.a.r.l.), a limited liability company registered in Luxembourg, and (ii) Italsolar S.r.l., a limited liability company registered in Italy, (collectively as “CECEP”) owned by CECEP HK.

Through its respective wholly and non-wholly owned subsidiaries in Italy, CECEP are engaged in the development, acquisition, management, and operation of energy projects and facilities dedicated to the production of alternative energy sources and the facilitation of the distribution, supply and sale of such alternative energy power, through four photovoltaic plants with a total capacity of 4.3 MW in Italy.

The purchase consideration of CECEP consists of cash and SPI’s common stock. In addition to the purchase considerations, the Company is also required to settle the borrowings in the amount of Euro 7,870 ($8,967) due to CECEP HK on behalf of CECEP (“Payable Settlement”). Including the Payable Settlement, the Company needed to settle cash of Euro 3,125 ($3,561) (“Cash Settlement”) and 5,722,977 shares of SPI’s common stock. The Cash Settlement was fully settled in the form of several installments in March and April 2015. The Stock Consideration was settled on January 30, 2015 by the Company, and the common stock was subject to a three-month lockup period as agreed in the Stock Purchase Agreement. The acquisition was consummated on February 16, 2015 upon completion of all closing conditions. As of March 31, 2015, $2,283 was recorded in other liabilities for the outstanding cash settlement in the Condensed Consolidated Financial Statements.

The Company issued 5,722,977 shares of its Common Stock to CECEP HK on January 30, 2015. The fair value of the Stock Consideration was determined to be $8,269, which was based on the closing market price of SPI’s common stock on the acquisition date of February 16, 2015, with adjustments for the lockup period and other factors.

The acquisition has been accounted for under ASC 805 Business Combinations. The Company made estimates and judgments in determining the fair value of acquired assets and liabilities, based on management’s experiences with similar assets and liabilities with the assistance from an independent valuation firm. The allocation of the purchase price is as follows:

USD
Identifiable assets acquired and liabilities assumed
Cash and cash equivalents	1,389
Accounts receivable	394
Other receivable	1,137
Property, plant and equipment	11,041
Deferred tax asset	180
Accounts payable	(244)
Income tax payable	(130)
Other accrued liabilities	(1,234)
Loans payable	(884)

Identifiable net assets acquired (a)	11,649

Consideration and Payment Settlement (b)	11,830

Non-controlling interests (c)	1,236

Goodwill (b+c- a)	1,417

During the period from the acquisition date to March 31, 2015, the acquired subsidiary contributed revenue of $194 and earnings of $42 to the Company’s consolidated results.

Goodwill primarily represents the expected synergies from combining operations of the Company and CECEP, which are complementary to each other, and any other intangible benefits that would accrue to the Company that do not qualify for separate recognition. The excess of purchase price over the identifiable net tangible and intangible assets acquired was recorded as goodwill.

5. Restricted cash

At March 31, 2015 and December 31, 2014, the Company had restricted bank deposits of $30,999 and $337 respectively. The restricted bank deposits consist of a guarantee deposit of $30,919 and a reserve of $80. The $30,919 guarantee deposit is a reserve for bank acceptance drafts with maturity period from 1 to 6 months to suppliers issued by the Company. The $80 is reserve pursuant to our guarantees of Solar Tax Partners 1, LLC (“STP”) with the bank providing the debt financing on the Aerojet 1 solar generating facility (see Note 19 — Commitments and Contingencies).

6. Short-term investment

On November 13, 2014, the Company invested $8,066 (equivalent to RMB50,000) in a financial product managed by a bank in the PRC. The investment is not redeemable by the Company until its maturity date of May 14, 2015. The investment is principal protected with an estimated but not guaranteed return rate of 5% per annum. On January 27, 2015, the Company invested $4,839 (equivalent to RMB 30,000) in financial product managed by the same bank. The investment is principal protected with an estimated but not guaranteed return rate of 4% per annum and can be redeemed on demand. The investment was redeemed in full in March 2015.

On November 24, 2014, the Company invested $19,358 (equivalent to RMB120,000) in a financial product managed by a bank in the PRC. Pursuant to the investment terms of this financial product, the investment is not redeemable by the Company until its maturity date of May 22, 2015. The investment is principal protected with an estimated but not guaranteed return rate of 4.5% per annum. As at December 31, 2014, this investment was pledged as security for a one-year short term loan of $5,646 (equivalent to RMB35,000) obtained from the same PRC bank on December 3, 2014. The pledge will be released upon the repayment of the short term loan. On January 27, 2015, the Company invested $20,971 (equivalent to RMB 130,000) in a financial product managed by the same bank with maturity period of 61 days and with estimated but not guaranteed return rate of 4% per annum. This financial product was redeemed on March 31, 2015.

7. Project Assets

As of March 31, 2015, project assets mainly consist of the SEF development across U.S.A., UK, Japan and the PRC, with the amount of $53,971 (2014: $48,520), $44,912 (2014: $14,000), $14,872 (2014: $12,826) and $25,613 (2014: 19,849) respectively.

Project assets consist of the following:

	March 31, 2015	December 31, 2014
Under development-Company as project owner	$113,948	$75,346
Under development-Company expected to be project owner upon the completion of construction*	25,420	19,849

Total project assets	139,368	95,195
Current, net of impairment loss	$107,354	$73,930
Noncurrent	$32,014	$21,265

*	All of the projects costs under this category were recorded as project assets, noncurrent.

Project assets under development-Company as project owner is primarily related to consist of the following projects:

Solar Hub Utilities, LLC and Calwaii, LLC

As of March 31, 2015 and December 31, 2014, the project asset costs recorded and included in project held for development for these PV solar systems under the Calwaii’s projects amounted to $28,646 and $23,943.

Pursuant to a sales agreement dated September 18, 2014, the Company agreed to sell four out of the thirty-nine PV solar systems of Calwaii’s project upon their completion of construction at a consideration of $5,850. The Company accounted for this sales transaction using the full accrual method under ASC 360-20, real estate accounting, and did not recognize any revenue and profit for this sales transaction for the three-month ended March 31, 2015 and year ended December 31, 2014 as certain closing conditions, including but not limited to grid connection specified in the sales agreement, had not been met.

KDC Solar Mountain Creek Parent LLC (“LLC”)

The carrying amount of this project amounted to $17,864, net of impairment of $2,055 as of March 31, 2015 and December 31, 2014.

Pursuant to a letter of intent dated November 10, 2014 and a sales agreement dated December 31, 2014, the Company agreed to sell the PV solar systems of this project upon its completion of construction at a consideration of $17,864. Management assessed the recoverable amounts of this project asset and as a result the carrying amount of this project asset was written down to the recoverable amount by $2,055. The estimate of recoverable amount of this project asset was based on this asset’s fair value less costs of disposal, and the fair value was determined by reference to the quoted price from third party for this project asset. The Company accounted for this sales transaction using the full accrual method under ASC 360-20, real estate accounting, and did not recognize any revenue and profit for this sale transaction for the three-month period ended March 31, 2015 as certain closing conditions, including but not limited to grid connection as specified in the sales agreement, had not been met.

Mauka FIT One LLC

In January 2015, the Company acquired Mauka-Makai FIT LLC’s 100% membership interest in Mauka FIT One LLC (“Mauka”) in exchange for a consideration of $4,179 cash. Mauka’s total assets and liabilities only included land leasing rights and pre-contract cost related to one solar project of 4.2MW. Additionally, Mauka had not entered into any power generation contracts with any utilities companies. As a result, Management concluded that the acquisition of 100% managing member interest in Mauka did not meet the definition of a business combination as the primary inputs (the solar plant, which had yet to be constructed) were not available on the acquisition date. The Company has accounted for the transaction as an asset acquisition. The net assets acquired were recognized at the Company’s cost of $4,179.

8. Prepaid expenses and other current assets

Prepaid expenses and other current assets as at March 31, 2015 and December 31, 2014 primarily included a prepayment to supplier for the purchase of solar panels of $5,239 and nil, value-added tax recoverable of $8,156 and $3,969, a deposit of $4,839 (equivalent to RMB 30,000) and $4,827 (equivalent to RMB 30,000) paid to State Grid Corporation of China under an Acquisition Framework agreement dated October 22, 2014, and the deposit is not related to any specific entities’ acquisitions. This deposit would be refundable under certain circumstances pursuant to the Framework agreement.

9. Finance lease receivables

The Company offers a solar project related products lease arrangement with PV project owners 10 years lease agreements, which are accounted for as direct financing leases.

Finance lease receivables are as follows:

	March 31, 2015	December 31, 2014
Minimum lease payments receivable	$2,407	$—
Unearned income	(248)	—

Net finance lease receivables	$2,159	$—

Current	$2,052	$—
Noncurrent	107	—

As at March 31, 2015, future maturities of minimum lease payments receivable are as follows:

USD
2015 (remaining nine months)	$2,051
2016	6
2017	7
2018	8
2019	9
Thereafter	78

$2,159

10. Property, Plant and Equipment

Property, plant and equipment consist of the following:

	March 31, 2015	December 31, 2014
Photovoltaic (“PV”) solar systems	$113,189	$110,553
Plant and machinery	110	33
Furniture, fixtures and equipment	454	269
Automobile	75	75
Computers and software	1,463	1,296
Leasehold improvements	4	4

	115,295	112,230
Less: accumulated depreciation	(6,403)	(5,792)

	$108,892	$106,438

The cost of PV solar system include costs of acquiring permits, construction fees of PV solar system, costs of items installed in the PV solar system including solar panels, and other costs incurred that are directly attributable to getting the PV solar system ready for its intended use of grid connection with customer for supply of electricity.

In 2009, Solar Power, Inc. capitalized a PV solar system relating to the Aerojet 1 solar development project along with the associated financing obligation, recorded under financing and capital lease obligations, net of current portion, in the Condensed Consolidated Balance Sheets. Due to certain guarantee arrangements as disclosed in Note 19— Commitments and Contingencies, the Company will continue to record this PV solar system in property, plant and equipment with its associated financing obligation in Financing and capital lease obligations as long as it maintains its continuing involvement with this project. The income and expenses relating to the underlying operation of the Aerojet 1 solar development project are recorded in the Condensed Consolidated Statement of Operations.

In addition, in connection with the acquisitions of Sinsin, Xinte and CECEP (see Note 4) in 2014 and 2015, eight, one and four completed photovoltaic plants located in Greece, China and Italy, respectively, were acquired by the Company, and recorded in the PV solar systems under Property, Plant and Equipment.

11. Fair value measurement

As discussed in Note 7— Project Assets, the Company issued contingent consideration as part of a transaction to acquire assets from HPL in September 2014. The Company issued the third party $3,300 to be paid with shares of the Company’s Common Stock at a price per share equal to $1.10 or 3,000,000 shares of Common Stock, subject to an adjustment which indicates that if the dollar volume-weighted average price (“VWAP”) for the Company’s Common Stock is less than $1.00 per share for the five trading days prior to March 30, 2015, then the Company shall issue HPL additional shares of Common Stock so that the total number of shares issued by the Company under the agreement multiplied by the five day VWAP will have a value of at least $3,000 on March 30, 2015. The contingent consideration meets the definition of a derivative and the Company has recorded the fair value of such derivative as a derivative liability which is included in other current liabilities in the Consolidated Balance Sheet as of December 31, 2014 and the change in fair value was recorded in the Condensed Consolidated Statement of Operations for the three months ended March 31, 2015. This derivative was expired on March 30, 2015.

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

The derivative liability is recognized in the balance sheet at fair value. Changes in the fair value of the derivative liability are reported in the Condensed Consolidated Statement of Operations. The Company does not have any derivative liabilities that reduce risk associated with hedging exposure and has not designated the derivative liability as a hedge instrument.

The Company did not have any derivatives valued using Level 1 and Level 2 inputs as of March 31, 2015 and December 31, 2014. The fair values and corresponding classifications under the appropriate levels of the fair value hierarchy of the outstanding derivative liability recorded as recurring liabilities in the Condensed Consolidated Balance Sheet consisted of the following:

	Level	March 31, 2015	December 31, 2014
Included in other current liabilities: Derivative liability	3	$—	$11

The following table presents quantitative information for Level 3 measurements:

	Fair value at December 31, 2014	Valuation technique	Unobservable input
Liabilities:
Derivative liability	$11	Black-Scholes option pricing model	Prevailing interest rates, Company’s stock price volatility, expected term

There have been no transfers between Level 1, Level 2, or Level 3 categories.

Financial instruments classified as Level 3 in the fair value hierarchy represents the derivative liability in which management has used at least one significant unobservable input in the valuation model. The following table represents a reconciliation of activity for the derivative liability in order to arrive at the current derivative liability recorded at fair value as of March 31, 2015:

Derivative Liability
Opening balance – December 31, 2014	$11
Purchases, sales, issuances, and settlements	—
Transfers into and (or) out of Level 3	—
Change in fair value	(11)
Closing balance – March 31, 2015	$—

Change in fair value of $11 is recorded as fair value change of derivative liability under other income in the Condensed Consolidated Statement of Operations.

There were no assets or liabilities measured on a non-recurring basis as of March 31, 2015 and December 31, 2014.

For financial instruments that are not required to be measured at fair value, the following method and assumptions were used to estimate the fair value as at March 31, 2015 and December 31, 2014:

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

Convertible bonds. The estimated fair value was $40,551 and $39,423 as of March 31, 2015 and December 31, 2014. The fair value of convertible bonds was classified in Level 2 of the fair value hierarchy. The Company determines the fair value using binomial model with significant input on prices and votes observable in the market.

Short term borrowings. The carrying amount approximates fair due to the short maturity and their variable market rates of interest that change with current Prime and no change in counterparty credit risk and were classified as Level 2 of the fair value hierarchy.

Other noncurrent liabilities. The Company used discounted cash flow approach to determine the fair value, which was classified in Level 3 of the fair value hierarchy. The fair value of other noncurrent liabilities is determined to approximate its carrying value.

12. Short term borrowings

On December 3, 2014, the Company and China Minsheng Bank (“CMB”) entered into a Loan agreement, whereby CMB provided the Company a loan of $ 5,646 (equivalent to RMB35,000) at an interest rate of 5.88% per annum, which would mature on December 3, 2015. The Company pledged its bank financing product (included in the “Short-term investment”) issued by CMB of $19,358 (equivalent to RMB120,000) as collateral. After the bank financing product matures on May 22, 2015, the cash will be transferred into the Company’s bank account and CMB still keeps custody of this account until the repayment of the loan by the Company.

On December 29, 2014, the Company and Bank of Suzhou (“BOS”) entered into a loan agreement, whereby BOS provided the Company a loan of $ 32,181 (equivalent to RMB200,000) at an interest rate of 7% per annum, which was repaid in February 2015.

On December 31, 2014, the Company and CMB entered into a loan agreement, whereby CMB provided the Company a loan of $ 9,654 (equivalent to RMB60,000) at an interest rate of 5.6% per annum, which was repaid in advance in January 2015.

On March 31, 2015, the Company and CMB entered into a Loan agreement, whereby CMB provided the Company a loan of $48,395 (equivalent to RMB300,000) at an interest of 5.6% per annum, which will mature on September 30, 2015.

As discussed in Note 1— Description of Business and Basis of Presentation, the Company received $8,619 (RMB53,429) from the individual investors through Solar Energy’s online platform during the three-month period ended March 31, 2015 at fixed interest rates ranging from 8.0% to 10.3% per annum. The funds received from these investors were used in purchasing of solar panels for SPI’s self-owned and third party developed PV projects at the investors’ choices. The investors could withdraw their principle on their demand after 0 to 720 days from the date of their initial investment.

13. Other liabilities

	March 31, 2015	December 31, 2014
Derivative liability	—	11
Other current liabilities	29,512	33,751

Total other current liabilities	29,512	33,762

Other non-current liabilities	24,309	25,535
Accrued warranty reserve	1,605	1,608

Total other non-current liabilities	25,914	27,143

Total of other liabilities	55,426	60,905

Other liability – current portion mainly represented the liability for acquisition of Sinsin, Xinte and CECEP of $22,700, $3,710 and $2,283 (see Note 4) respectively and non-current portion mainly represented the liability for acquisition of Sinsin.

14. Stock option

On February 15, 2012, the Company’s Board of Directors approved the issuance of a warrant agreement for Cathay General Bancorp to purchase 300,000 shares of the Company’s common stock at $0.75 per share related to the credit facility entered into with Cathay Bank for an original aggregate principal amount of $9,000. The fair value of $0.29 per share was determined using the Black-Scholes-Merton model. Assumptions used in calculating fair value were as follows: a risk free interest rate of 0.38%, expected volatility of 103%, zero expected dividend yield, and an expected term of 3 years. The warrant is exercisable anytime for an exercise price of $0.75 per share before its expiration. This warrant expired on February 15, 2015.

On December 12 and 15, 2014, the Company grants warrants to Brilliant King, Poseidon and Union Sky to purchase from the Company a total of 27,500,000 common stock for an aggregate purchase price of $55,000 or $2 per share. 20,000,000 shares of option granted to Union Sky expired on March 15, 2015, the remaining 7,500,000 shares of option could be exercised on or prior to the date of completion of the listing of the Shares on the New York Stock Exchange or the NASDAQ Stock Market, pursuant to the terms of the option agreement and subject to the closing conditions therein.

On December 15, 2014, the Company entered into an option agreement with Forwin International Financial Holding Limited (Hong Kong) (“Forwin”), whereby the Company agreed to grant Forwin an option to purchase a total of 5,000,000 shares of the Company’s common stock at an exercise price of $2.0 per share for an aggregate purchase price of $10,000, prior to March 15, 2015. This option expired on March 15, 2015.

On December 15, 2014, the Company entered into an option agreement with Border Dragon Limited (“Boarder Dragon”), whereby the Company agreed to grant Border Dragon an option to purchase a total of 2,500,000 Shares at an exercise price of $2.0 per Share for an aggregate purchase price of $5,000, prior to March 15, 2015. This option expired on March 15, 2015.

On January 22, 2015, the Company entered into an option agreement with Central Able Investments Limited (“Central Able”), whereby the Company agreed to grant Central Able an option to purchase a total of 2,500,000 Shares at an exercise price of $2.0 per Share for an aggregate purchase price of $5,000, prior to April 22, 2015. The option expired on April 22, 2015.

15. Stockholders’ Equity

Issuance of common stock

In the second quarter of 2014, the Company amended its articles of incorporation to increase the authorized shares of common stock from 250,000,000 shares to 1,000,000,000 shares. The following table summarizes the Company’s issuance of common stock during the three-month period ended March 31, 2015:

Purchasers	Securities sold	Date of securities issued	Consideration

Forwin International Financial	5,000,000 Shares	January 16, 2015	$10,000, or $2 per Share
Central Able Investment Limited	2,500,000 Shares	January 30, 2015	$5,000, or $2 per Share
CECEP HK	5,722,977[1] Shares	January 30, 2015	$8,269
Restricted Stocks, Exercised	18,700,000 Shares[2]	March 2, 2015	Nil
Restricted Stocks, Exercised	500,000 Shares[2]	March 26, 2015	Nil

Note:

1.	On January 30, 2015, the Company issued 5,722,977 shares of Common Stock as part of the consideration to acquire all the outstanding capital stock of CECEP as described in Note 4—Business combination.
2.	On March 2, 2015 and March 26, 2015, the Company issued Restricted Stock underlying 19,200,000 shares of the Company’s common stock to certain management members, which were exercised in March 2015.

16. Stock-based Compensation

The Company measures stock-based compensation expense for all stock-based compensation awards based on the grant-date fair value and recognizes the cost in the financial statements over the employee requisite service period.

The following table summarizes the stock-based compensation expense, by type of awards for the periods as follow (in thousands):

	For the Three Months Ended
	March 31, 2015	March 31, 2014

Employee stock options	$1,751	215

Restricted stock grants	31,151	$—

Total stock-based compensation expense	$32,902	$215

The following table summarizes the stock-based compensation by line item for the periods as follow (in thousands):

	For the Three Months Ended
	March 31, 2015	March 31, 2014
General and administrative	$32,890	$210
Sales, marketing and customer service	12	5

Total stock-based compensation expense	32,902	215

Tax effect on stock-based compensation expense	—	—

Total stock-based compensation expense after income taxes	$32,902	$215

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

There were no new grants or awards issued during the three months ended March 31, 2014.

Assumptions used in the determination of the fair value of share-based payment awards using the Black-Scholes model for stock option grants during the three months ended March 31, 2015 were as follows:

	For the Three Months Ended
	March 31, 2015
Expected term		4
Risk-free interest rate	1.68%	—	2.24%
Expected volatility	141%	—	142%
Expected dividend yield		0%

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

The Company has granted time-based share options and restricted stock under the Plan to directors, officers, employees and individual consultants of the Company. The time-based options generally vest 25% annually and expire three to ten years from the date of grant. Total number of shares reserved and available for grant and issuance pursuant to this Plan is equal to 9% of the number of outstanding shares of the Company. Shares issued under the Plan will be drawn from authorized and unissued shares or shares now held or subsequently acquired by the Company. Outstanding shares of the Company shall, for purposes of such calculation, include the number of shares of stock into which other securities or instruments issued by the Company are currently convertible (e.g., convertible preferred stock, convertible debentures, or warrants for Common Stock), but not outstanding options to acquire stock. At March 31, 2015 there were 1,335,374 shares available for grant under the plan (9% of the outstanding shares of 601,270,944 less options and restricted stock outstanding and exercised since inception).

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

On January 12, 2015 and February 23, 2015, the Board of Directors approved the grants of restricted stock unit awards (“RSU”) to core management members, other management and staff, pursuant to the terms of the 2006 Equity Incentive Plan. The total number of RSUs granted is 20,384,000 shares. Among these, the vesting schedules for the chairman, CEO and CFO (“core management”) are 100% vested at the grant date and the vesting schedules for the rest RSUs granted to other management and staff would be vested within the next four years equally. The Company used the market price of its share at grant date as the fair value of the RSUs in calculating the stock based compensation expense. The core management exercised all RSUs of 19,200,000 and all these shares were issued to them in 2015 March (See Note 15).

The following table summarizes the Company’s stock option activities for the three month periods ended March 31, 2015 and 2014:

	2015		2014
	Shares	Weighted- Average Exercise Price Per Share	Shares	Weighted- Average Exercise Price Per Share
Outstanding as of January 1,	25,429,000	$0.84	7,114,250	$0.20
Granted	8,682,000	1.83	—	—
Exercised	—	—	—	—
Forfeited	(490,000)	2.09	(559,250)	0.29

Outstanding as of March 31,	33,621,000	$1.08	6,555,000	$0.19

The following table presents the exercise price and remaining life information about options exercisable at March 31, 2015:

Range of exercise price	Shares Exercisable	Weighted average remaining contractual life	Weighted average exercise price	Aggregate Intrinsic ($000)
$0.51 - $1.24	200,000	4.76	$1.24	$184
$0.30 - $0.50	792,000	1.07	0.48	1,331
$0.05 - $0.29	500,000	3.39	0.05	1,055

	1,492,000	2.34	$0.44	$2,570

Changes in the Company’s non-vested stock awards are summarized as follows:

	Time-based Options		Restricted Stock
	Shares	Weighted Average Exercise Price Per Share	Shares	Weighted Average Grant Date Fair Value Per Share
Non-vested as of January 1, 2015	23,937,000	0.84	525,000	$0.75
Granted	8,682,000	1.83	20,384,000	1.66
Vested	—	—	(19,200,000)	1.67
Forfeited	(490,000)	2.09	—	—

Non-vested as of March 31, 2015	32,129,000	1.09	1,709,000	$1.66

17. Income Taxes

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

The effective income tax rate of the Company for the three-month period ended March 31, 2015 and 2014 was (1.9)% and (0.0)%, respectively. For both 2015 and 2014, the Company expects to generate taxable income in certain jurisdictions while still experiencing an overall worldwide loss.

The Company and its subsidiaries did not have any unrecognized tax benefits or liabilities as of March 31, 2015 and December 31, 2014. The Company does not anticipate that its unrecognized tax benefits or liability position will change significantly over the next twelve months.

18. Net Loss Per Share of Common Stock

Basic loss per share is computed by dividing income attributable to common shareholders by the weighted-average number of common shares outstanding for the period. Diluted loss per share reflects the potential dilution of shares by adding other Common Stock equivalents, including Common Stock options, warrants, and restricted Common Stock, in the weighted average number of common shares outstanding for a period, if dilutive. Potentially dilutive shares are excluded from the computation if their effect is anti-dilutive. As a result of the net loss for the three months ended March 31, 2015 and 2014, there is no dilutive impact to the net loss per share calculation for the period.

The following table presents the calculation of basic and diluted net loss per share:

	March 31, 2015	March 31, 2014
Numerator:
Net loss attributable to stockholders	$(37,452)	$(832)

Denominator:
Basic and diluted weighted-average common shares	584,519	198,214

Basic net loss per share	$(0.06)	$(0.00)
Diluted net loss per share	(0.06)	(0.00)

19. Commitments and Contingencies

Commitments

Guarantee — on December 22, 2009, in connection with an equity funding of STP related to the Aerojet 1 solar development project, the Company along with STP’s other investors entered into a Guaranty (“Guaranty”) to provide the equity investor, Greystone Renewable Energy Equity Fund (“Greystone”), with certain guarantees, in part, to secure investment funds necessary to facilitate STP’s payment to the Company under the EPC. Specific guarantees made by Solar Power, Inc. include the following in the event of the other investors’ failure to perform under the operating agreement:

•	Operating Deficit Loans — the Company would be required to loan Master Tenant or STP monies necessary to fund operations to the extent costs could not be covered by Master Tenant’s or STP’s cash inflows. The loan would be subordinated to other liabilities of the entity and earn no interest; and

•	Exercise of Put Options —At the option of Greystone, the Company may be required to fund the purchase by Managing Member of Greystone’s interest in Master Tenant under an option exercisable for 9 months following a 63 month period commencing with operations of the Facility. The purchase price would be equal to the greater of the fair value of Greystone’s equity interest in Master Tenant or $1,000. This option has been exercised on December 30, 2014 and this guarantee has been released accordingly.

The Company has recorded on its Condensed Consolidated Balance Sheet the guarantees of $67 and $71 at March 31, 2015 and December 31, 2014. These amounts, less related amortization, are included in accrued liabilities. These guarantees for the Aerojet 1 project are accounted for separately from the financing obligation related to the Aerojet 1 project because they are with different counterparties.

Financing Obligation — the guarantees associated with Aerojet 1 constitute a continuing involvement in the project. While the Company maintains its continuing involvement, it will apply the financing method and, therefore, has recorded and classified the proceeds received of $10,775 and $10,911 from the project in financing and capital lease obligations. At March 31, 2015 and December 31 2014, $9,956 and $10,092, respectively, were recorded as noncurrent Financing and capital lease obligations, with $819 recorded as other current liabilities.

Performance Guaranty —on December 18, 2009, the Company entered into a 10-year energy output guaranty related to the photovoltaic system installed for STP at the Aerojet 1 facility in Rancho Cordova, CA. The guaranty provided for compensation to STP’s system lessee for shortfalls in production related to the design and operation of the system, but excluding shortfalls outside the Company’s control such as government regulation. The Company believes that the probability of shortfalls is unlikely and if they should occur they would be covered under the provisions of its current panel and equipment warranty provisions. At March 31, 2015 and December 31 2014, there continues to be no charges against the Company’s reserves related to this performance guaranty.

Product Warranties —The Company offer the industry standard warranty up to 25 years for its PV panels and industry standard five to ten years on inverter and balance of system components. Due to the warranty period, the Company bear the risk of extensive warranty claims long after the Company has shipped product and recognized revenue. In the Company’s cable, wire and mechanical assemblies business, the Company’s historically warranty claims have not been material. In the Company’s solar PV business, the greatest warranty exposure is in the form of product replacement.

During the quarter ended September 30, 2007 and continuing through the fourth quarter of 2010, the Company installed own manufactured solar panels. Other than this period, the Company only installed panels manufactured by unrelated third parties as well as the Company’s principal shareholder and formerly controlling shareholder, LDK. Certain PV construction contracts entered into during the recent years included provisions under which the Company agreed to provide warranties to the buyer. As a result, the Company recorded the provision for the estimated warranty exposure on these contracts within cost of sales. Since the Company do not have sufficient historical data to estimate its exposure, the Company have looked to its own historical data in combination with historical data reported by other solar system installers and manufacturers. Due to the absence of historical material warranty claims, the Company have not recorded a material warranty accrual related to solar energy systems as of March 31, 2015 and December 31, 2014.

Operating leases — The Company leases facilities under various operating leases, some of which contain escalation clauses, which expire through 2017. The Company also leases vehicles under operating leases. Rental expenses under operating leases included in the statement of operations were both $436 and $66 for the three months ended March 31, 2015 and 2014.

Future minimum payments under all of our non-cancelable operating leases are as follows as of March 31, 2015:

2015(remaining nine months)	$1,495
2016	1,791
2017	1,393
Thereafter	10,398

$15,077

Capital commitments — As of March 31, 2015 and December 31, 2014, the Company’s commitments to acquire the business and property, plant and equipment approximately $56,468 and $59,354 associated with the expansion of the Company’s PV solar systems business.

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

20. Concentrations of Credit Risk and Major Customers

A substantial percentage of the Company’s net revenue comes from sales made to a small number of customers to whom sales are typically made on an open account basis. Details of customers accounting for 10% or more of total net revenue for the three months ended March 31, 2015 and 2014 are as follows:

	2015		2014
		% of Total		% of Total
Customer	Revenue	Revenue	Revenue	Revenue
Zhongwei Hanky Wiye Solar Co., Ltd.	8,370	52%	—	—
Alxa League Zhiwei Photovoltaic Power Generation Co., Ltd.	4,665	29%	—	—
KDC Solar Credit LS, LLC	—	—	3,185	89%

	$13,035	81%	$3,185	89%

Details of customers accounting for 10% or more of total accounts receivable, net, notes receivable, and costs and estimated earnings in excess of billings on uncompleted contracts at March 31, 2015 and December 31, 2014, respectively are:

	2015		2014
Customer		% of Total		% of Total
Zhongwei Hanky Wiye Solar Co., Ltd.	38,629	32%	28,751	27%
Alxa League Zhiwei Photovoltaic Power Generation Co., Ltd.	31,243	26%	27,008	25%
Xinyu Realforce Energy Co., Ltd.	24,840	21%	24,776	23%

	$94,712	79%	$80,535	75%

21. Segment information

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

Net sales by major product and services for the three months ended March 31 are as follows:

	2015	2014
EPC revenue	$13,035	$3,185
Service revenue with PPAs	2,999	302
O&M services revenue	—	126
Residential PV systems	161	—
Others	5	—

	$16,200	$3,613

Net sales by geographic location are as follows:

Location (a)	2015	2014
United States	$399	$3,613
Greece	1,490	—
Italy	194	—
Japan	24	—
China	14,093	—

	$16,200	$3,613

(a)	Sales are attributed to countries based on location of customer.

Geographic information, which is based upon physical location, for long-lived assets including Property, plant and equipment and Project assets, noncurrent was as follows:

Location	March 31, 2015	December 31, 2014
United States	$16,121	$11,630
Greece	60,454	68,708
China	52,507	46,872
Japan	1,492	493
Italy	10,332	—

	$140,906	$127,703

22. Related Party Transactions

During the period ended March 31, 2015, the total fund received from individual investors through Solar Energy amounted to $8,778, of which $4,759 has been received by the Company from Solar Energy as of March 31, 2015 and Solar Energy charged $87 as commission fee to the Company at 1% of the fund principal as discussed in Note 1— Description of Business and Basis of Presentation. As of March 31, 2015 and December 31, 2014, the Company had other receivable amounted to $3,932 and nil from Solar Energy for the fund received from the individual investors on behalf of the Company by Solar Energy after the reduction of its commission fee.

During the period ended March 31, 2015, the total fund redeemed to individual investors through Solar Energy amounted to $3,035, of which $2,151 has been repaid by the Company to Solar Energy as of March 31, 2015. As of March 31, 2015 and December 31, 2014, the Company had Other liabilities, related party amounted to $884 and nil to Solar Energy for the fund repaid to the individual investors on behalf of the Company by Solar Energy.

During the three-months period ended March 31, 2015, the Company issued certain coupons to Jiangxi LDK Solar Hi-Tech Co., Ltd. (“LDK Jiangxi”) and Suzhou Liuxin Industry Ltd. (“Liuxin”) with total face value of $779 and $582, respectively. LDK Jiangxi is a wholly owned subsidiary of LDK Solar Co., Ltd., principle shareholder of SPI. Liuxin is wholly owned by Mr. Peng’s father. As of March 31, 2015, all coupons issued to these parties had been redeemed through the on-line platform owned by Solar Energy. The Company recognized the coupons issued to LDK Jiangxi and Liuxin, based on the face value of the coupons, in other receivable, related parties in the condensed consolidated balance sheet and selling, marketing and customer service expenses in the condensed consolidated statements of operations, respectively.

During the three-month period ended March 31, 2015, the Company paid commission fee of $3 million to SUPERMERCY Limited (“SUPERMERCY”) in respect of certain funds raised by the Company through the issuance of the Company’s common stock. Pursuant to a client introducing agreement entered with SUPERMERCY on September 10, 2014, the Company agreed to pay SUPERMERCY commission at 3% of funds successfully raised by the Company that had been resulted from the services rendered by SUPERMERCY. The commission fee was direct costs incurred for the issuance of common stock and was recognized as a deduction from the additional paid in capital in the condensed consolidated statement of stockholders’ equity for the three-month period ended March 31, 2015.

As of March 31, 2015 and December 31, 2014, the Company had other liabilities amounted to $884 and nil due to Solar Energy for the repayment to the individual investors on behalf of the Company.

As of March 31, 2015 and December 31, 2014, the Company had prepaid $12 and $nil to LDK’s supplier for the purchase deposit on behalf of LDK.

As of March 31, 2015 and December 31, 2014, the Company owed to LDK of $50 and $nil as LDK made salary payment to certain employees on behalf of the Company, respectively.

As of March 31, 2015 and December 31, 2014, the Company had accounts payable to LDK of $30,667 and $34,150, respectively, primarily related to purchases of solar panels for solar development projects. The solar panels purchased from LDK during the three months ended March 31, 2015 and 2014 amounted to $1,480 and nil, respectively.

On December 30, 2014, the Company entered into a Settlement and Mutual Release with its principal shareholder, LDK, pursuant to which LDK HK agreed to release and discharge the Company from all actions, claims, demands, damages, obligations, liabilities, controversies and executions arising out of the Company’s payables to LDK HK and its subsidiaries, in exchange for an aggregate settlement amount of $11,000. Payables of $32,680 net against receivables of $3,905, amounting to payable of $28,775, as of December 30, 2014, were subject to such agreement. Under the Agreements, LDK and the Company agreed to settle the outstanding payables according to a predetermined payment schedule. However, LDK has the right to cancel all discount if any installment payment delayed for more than 30 days. Therefore, the Company did not derecognize the waived liability of $17,775 from its consolidated balance sheet as of December 31, 2014, considering the payment has not been fully settled. Subsequently, $4,380 was paid as of March 31, 2015, according to the predetermined payment schedule. Excluding liability of $17,775 to be waived under condition, the remaining payable of $12,892 and $16,375 as of March 31, 2015 and December 31, 2014 respectively is still subject to previously agreed payment term.

23. Subsequent Events

On March 31,2015, the Company’s wholly owned subsidiary, SPI China (HK) Limited entered into a share purchase agreement with third parties whereby SPI China (HK) Limited agreed to purchase 80% of the equity interest in Solar Juice Pty Ltd, an Australian proprietary company limited by shares, for an aggregate consideration of approximately $25,500. The consideration is proposed to be paid by the Company’s Common Stock, the number of which is to be determined with reference to the five-day average trading price of the Company’s Common Stock prior to the closing of the agreement. Solar Juice distributes solar kits that include PV modules, balance-of-system components, solar monitoring systems and inverters, to retail or corporate customers in Australia and Southeast Asia.

                On March 31, 2015, the Company entered into a membership interest purchase agreement to acquire 100% of the interest in the holding company of MW 6.02 solar projects known as “Aerojet” in Rancho Cordova, California from (i) William Hedden, as Trustee of the William H. Hedden and Sandra L. Hedden Trust, (ii) Stephen C. Kircher, the chief strategy officer of SPI, as Trustee of the Kircher Family Irrevocable Trust dated December 29, 2004, and (iii) Steven Kay (collectively, the “Sellers”). In consideration of the purchase and sale described above, the Company will issue to the Sellers on the closing date of the transaction preferred membership interests in a wholly owned subsidiary of the Company to be formed pursuant to a limited liability company agreement, the terms and conditions of which will be negotiated and agreed to between the Company and the Sellers. The acquisition is subject to several closing conditions including completion of satisfactory due diligence.

On April 15, 2015, SPI Solar Japan G.K., a wholly owned subsidiary of the Company, entered into a interest sale and purchase agreement to acquire 100% of the interest in approximately MW 30 of solar PV projects in Japan from Re Capital K.K., a subsidiary of China-based China Reinsurance (Group) Corporation, for an aggregate consideration of US$8,800,000, including (i) US$3,300,000 by cash and (ii) US$5,500,000 by equivalent value of shares of common stock of the Company. The acquisition is subject to several closing conditions.

On April 17, 2015, the Company and ZBB Energy Corporation (“ZBB”), a Wisconsin corporation, entered into a Securities Purchase Agreement pursuant to which ZBB will issue and sell to the Company for an aggregate purchase price of $33,390,000 a total of (i) 8,000,000 shares (the “Purchased Common Shares”) of ZBB’s common stock and (ii) 28,048 shares (the “Purchased Preferred Shares”) of the ZBB’s Series C Convertible Preferred Stock. The aggregate purchase price for the Purchased Common Shares was based on a purchase price per share of $0.6678 and the aggregate purchase price for the Purchased Preferred Shares was determined based on price of $0.6678 per common equivalent. The transaction is subject to various closing conditions including obtaining the approval of ZBB’s shareholders.

In April, 2015 Xinyu Realforce Energy Co., Ltd. (“Realforce”) entered into a sales-leaseback arrangements under which solar modules and other equipment related to the rooftop PV solar system of 5.25 MW sold to Jiangsu Solarbao Leasing Co. Ltd., at an amount of $5,646, a wholly owned subsidiary of the Company, and subsequently leased back by Realforce over lease term of 10 years at a fixed interest rate of 10% per annum. The sole shareholder pledged its 100% shares of Realforce to Jiangsu Solarbao to secure its obligations due to the Company.

On May 4, 2015, the Company entered into a purchase agreement with Yes Yield Investments Limited (“Yes Yield”), a company established under the laws of the British Virgin Islands, whereby the Company agreed to issue, and Yes Yield agreed to purchase a total of 9,260,000 shares of common stock of the Company, par value US$0.0001 per share, for an aggregate purchase price of US$25,002,000. The Company also entered into an option agreement with Yes Yield, whereby the Company agreed to grant Yes Yield options to purchase from the Company a total of 9,260,000 shares of common stock of the Company, par value US$0.0001 per share for an aggregate purchase price of US$25,002,000, exercisable within seven months from the date of May 4, 2015. The option has not been exercised as of the date of the issuance of these financial statements.

On May 11, 2015, SPI Energy Co., Ltd., a wholly owned subsidiary of the Company’s filed a registration statement on Form F-4 in connection with seeking shareholder consent for the approval of a certain agreement and plan of reorganization and related redomicile of the Company to the Cayman Islands.

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

The following discussion is presented on a consolidated basis, and analyzes our financial condition and results of operations for the three months ended March 31, 2015 and 2014. Unless the context indicates or suggests otherwise, reference to “we”, “our”, “us” and the “Company” in this section refers to the consolidated operations of Solar Power, Inc. and its subsidiaries, as defined in Note 1—Description of Business and Basis of Presentation to the Condensed Consolidated Financial Statements.

Overview

We are a leading provider of PV solutions for business, residential, government and utility customers and investors. We provide a full spectrum of EPC services to third party project developers, as well as develop, own and operate solar projects that sell electricity to the grid in multiple countries, including China, the U.S., the U.K., Panama, Greece, Japan and Italy. Prior to 2014, we were primarily engaged in providing EPC services to developers in the U.S. We were also engaged in the development, manufacture and marketing of a variety of PV modules, the key components of solar parks that convert sunlight into electricity, and balance-of-system components, including our in-house brand. We have discontinued our development and manufacturing business. Starting from 2014, we expanded our full spectrum EPC service business to China, where we provided comprehensive and quality services to large solar projects in China. In addition, we commenced our global project development business by ramping up our portfolio of global solar projects, including projects that we plan to hold in the long term and derive electricity generation revenue from under our IPP model, and projects that we plan to sell in the future when we are presented with attractive opportunities under our build-and-transfer model, or BT model. Solar projects in our current portfolio include projects at all stages of development, including projects in operation, projects under construction and projects in pipeline. We grow our project portfolio through acquisitions or greenfield project origination. We act as a secondary developer for the projects we acquire which are under construction or in pipeline at the time they are added to our portfolio. We have also acted as a primary developer for projects that we originated.

As a market innovation, in early 2015, the platform of www.solarbao.com primarily targeting retail investors residing in China, together with its sister version targeting a global customer base, www.solarbao.com.hk, a first-of-its-kind online energy e-commerce and investment platform, was launched by Solar Energy E-Commerce (Shanghai) Limited, or Solar Energy E-Commerce. Our PRC subsidiary, Yan Hua Internet Technology (Shanghai) Co., Ltd., has entered into a series of contractual arrangements with Solar Energy E-Commerce and its shareholders. We expect Solar Energy E-Commerce to be our PRC variable interest entity and consolidate its financial results in our financial statements once the enforceability of these contractual arrangements is established. This platform enables China-based individual and institutional investors to purchase PV-based investments and enables retail customers to purchase solar kits should they plan on building DG projects. Aside from being an independent revenue generating business, this e-commerce and investment platform is also being utilized by us as a financing channel for our DG projects. As of March 31, 2015, there were approximate 42,000 active customer accounts with approximately $12.0 million fulfilled orders of PV-based investment products on this platform.

Critical Accounting Policies and Estimates

For a description of our critical accounting policies and estimates, please refer to the “Critical Accounting Policies and Estimates” section of our Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in our Annual Report on Form 10-K for the year ended December 31, 2014. There have been no material changes in any of our critical accounting policies and estimates during the three months ended March 31, 2015.

Results of Operations

Three months ended March 31, 2015, as compared to three months ended March 31, 2014

Net sales

Net sales were $16.2 million and $3.6 million for the three months ended March 31, 2015 and 2014, respectively, an increase of $12.6 million, or 348.4%. The increase in net sales for the three months ended March 31, 2015 over the comparative period was primarily due to our successful expansion into the China market resulting in the EPC revenue generated from China operations. Our net sales during the three months ended March 31, 2015 mainly consisted of the revenue generated from the provision of EPC services to 30.0 MW DG solar project in Zhongwei County, Ningxia Autonomous Region, China, or the Zhongwei Project, and 30.0 MW DG solar project in Alashan County, Inner Mongolia Autonomous Region, China, or the Alashan Project, in the amount of $8.4 million and $4.7 million, respectively.

Cost of goods sold

Cost of goods sold was $11.0 million (67.8% of net sales) and $3.4 million (94.5% of net sales) for the three months ended March 31, 2015 and 2014, respectively, an increase of $7.6 million, or 221.7%. Total cost of goods sold for the three months ended March 31, 2015 was in line with our expansion of business operations in China and the provision of EPC services to solar projects located in China, mainly including costs of goods sold to the Zhongwei Project and the Alashan Project, in the aggregate amount of $9.6 million.

Gross margins were 32.2% and 5.5% for the three months ended March 31, 2015 and 2014, respectively. The increase in gross margin for the three months ended March 31, 2015 over that of the comparative period was due to our business expansion in China and the relatively high margins of our EPC business in China.

General and administrative expenses

General and administrative expenses were $39.1 million (241.6% of net sales) and $1.0 million (26.8% of net sales) for the three months ended March 31, 2015 and 2014, respectively, an increase of $38.2 million, or 3,934.7%. Our general and administrative expenses during the three months ended March 31, 2015 mainly consisted of the stock-based awards to our management, payroll expenses and professional service fee such as legal and audit fees, in the amount of $32.9 million, $1.9 million and $2.7 million, respectively.

Sales, marketing and customer service expenses

Sales, marketing and customer service expenses were $5.7 million (35.3% of net sales) and $0.3 million (8.8% of net sales) for the three months ended March 31, 2015 and 2014, respectively, an increase of $5.4 million, or 1,705.0%. Our sales, marketing and customer service expenses during the three months ended March 31, 2015 mainly consisted of advertising expenses and payroll expenses, in the amount of $3.4 million and $1.2 million, respectively. The increase in sales, marketing and customer service expense for the three months ended March 31, 2015 over the comparative period was in line with our business expansion during the quarter compared to the corresponding quarter in 2014.

Interest expense

Interest expense was $1.4 million and $0.1 million, respectively, for the three months ended March 31, 2015 and 2014. We expect that interest expense will continue to fluctuate in the future depending on the amounts and relevant interest rates of debt financing utilized in our operations.

Interest income

Interest income was $0.4 million and $0.4 million for the three months ended March 31, 2015 and 2014, respectively. We expect that we will continue to earn interest income at similar levels in the future until the notes receivable are repaid by the customers.

Income tax expense

The Company had income tax expense of $0.7 million and $0 for the three months ended March 31, 2015 and 2014, respectively. Our effective income tax rate for the three months ended March 31, 2015 and 2014 was negative 1.9% and zero, respectively. For both 2015 and 2014, we expect to generate taxable income in certain jurisdictions while experiencing an overall worldwide loss. The negative rate in the first quarter of 2015 is a result of the tax liability of certain loss generating subsidiaries of ours in jurisdictions that cannot be offset by valuation allowance reserves resulted from losses incurred by subsidiaries in certain other jurisdictions.

Liquidity and Capital Resources

A summary of the sources and uses of cash and cash equivalents is as follows (in thousands):

	For the Three Months Ended March 31,
	2015	2014
Net cash used in operating activities	$(74,695)	$(694)
Net cash (used in) provided by investing activities	(6,526)	79
Net cash generated from financing activities	21,261	—
Effect of exchange rate changes on cash	(273)	(144)

Net decrease in cash and cash equivalents	$(60,233)	$(759)

As of March 31, 2015 and December 31, 2014, we had $96.3 million and $156.5 million, respectively, in cash and cash equivalents.

Operating Activities – Net cash used in operating activities of $74.7 million for the three months ended March 31, 2015 primarily consisting of (i) a net loss of $37.5 million, (ii) an increase in project assets of $33.4 million, (iii) an increase in restricted cash related to operating activities of $30.6 million, (iv) an increase in prepaid expenses and other assets of $25.2 million, (v) an increase in costs and estimated earnings in excess of billings on uncompleted contracts of $11.3 million and (vi) a decrease in accounts payable due to related parties of $3.5 million, partially offset by (i) stock-based compensation expense of $32.9 million, (ii) an increase of note payable of $20.1 million and (iii) an increase of accounts payable of $14.0 million.

Investing Activities – Net cash used in investing activities was $6.5 million for the three months ended March 31, 2015, primarily as a result of (i) acquisition of short-term investments of $25.8 million, (ii) acquisition of project assets of $10.7 million and (iii) placement of bank deposit with maturity over three months of $5.3 million, partially offset by (i) proceeds from disposal of short-term investments of $25.8 million and (ii) uplift of bank deposit with maturity over three months of $8.9 million.

Financing Activities – Net cash generated from financing activities was $21.3 million for the three months ended March 31, 2015, primarily consisting of (i) proceeds of $53.3 million from new short-term borrowings and (ii) proceeds of $12 million from the issuance of our unregistered shares of common stock to various non-U.S. persons, partially offset by the repayment of short-term borrowings of $44.1 million.

Capital Resources and Material Known Facts on Liquidity

With a net loss of $37.5 million during the three months ended March 31, 2015, we had an accumulated deficit of $98.7 million as of March 31, 2015. Despite the foregoing, we had significantly improved our cash resources and liquidity position since 2014 and had working capital of $121.7 million as of March 31, 2015. During the three months ended March 31, 2015, we raised a substantial amount of cash from the unregistered issuance of shares of our common stock to non-U.S. investors in private placements and from bank borrowings. We entered into various share purchase agreements with two non-U.S. investors and issued 7.5 million unregistered shares of our common stock in reliance of Regulation S of the Securities Act of 1933, as amended, mostly at a per share purchase price benchmarked to the prevailing trading price of our common stock at the respective dates of the relevant agreements, and raised an aggregate $15.0 million. We also had short-term bank borrowings of an aggregate $54.0 million with an interest rate ranging between 5.6% and 5.88% per annum, including two short-term bank loans in the amount of $5.6 million and $48.4 million which will mature in December and September 2015 respectively.

As of March 31, 2015, we had $96.3 million in cash and cash equivalents, $5.3 million of bank deposits with maturities over three months, $27.4 million of short-term investments and $23.1 million in accounts receivable. As of March 31, 2015 and December 31, 2014, our working capital was at $121.7 million and $129.0 million, respectively.

Given the current balance of our working capital and the events described above, the management believes that we maintain a level of liquidity sufficient to cover our cash needs in the short-term.

Recent Accounting Pronouncements

See Note 3 — Recently Issued Accounting Pronouncements, to our unaudited financial statements in Part I, Item 1 of this Quarterly Report for a description of recent accounting pronouncements, including the expected dates of adoption and estimated effects, if any, on our Condensed Consolidated Financial Statements.

Item 3.

Pursuant to Item 305(e) of Regulation S-K the Company, as a smaller reporting company, is not required to provide the information required by this item.

Item 4.

Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation and under the supervision of our principal executive officer and our principal financial officer, reviewed and evaluated the effectiveness of the design and operation of our disclosure controls and procedures, as of March 31, 2015 for the interim period covered by this report, as required by Securities Exchange Act Rule 13a-15, and concluded that our disclosure controls and procedures are not effective to ensure that information required to be disclosed in our reports filed with the Securities and Exchange Commission pursuant to the Securities Exchange Act of 1934 is accumulated and communicated to management timely, including our principal executive officer and principal financial officer. Based on such an evaluation, our Chief Executive Officer and Chief Financial Officer concluded the Company’s disclosure controls and procedures were not effective as of the end of such period. In making this conclusion, the Company considered, among other factors, the previously identified material weaknesses as described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014 related to the application of generally accepted accounting principles to material complex and non-routine transactions as well as the lack of appropriate resources for appropriate segregation of duties.

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

We are not a party to any material pending legal proceedings. Nor is our property subject to any material pending legal proceedings. We are not aware of any pending legal proceedings to which any of our officers, directors, or any beneficial holders of 5% or more of our voting securities is a party adverse to us or having a material interest adverse to us. We are also not aware of any pending legal proceedings to such officer, director or beneficial holder is a party that may have a material adverse effect to the Company’s business and consolidated financial position, results of operations or cash flows.

From time to time, we may be involved in various legal and regulatory proceedings arising in the normal course of business. While we cannot predict the occurrence or outcome of these proceedings with certainty, we do not believe that an adverse result in any pending legal or regulatory proceeding, individually or in the aggregate, would be material to our consolidated financial condition or cash flows; however, an unfavorable outcome could have a material adverse effect on our results of operations for a specific interim period or year.

Item 1A.	Risk Factors

In addition to the other information set forth in this Quarterly Report, you should carefully consider the risk factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2014, which could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-K are not the only risks facing the Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition, liquidity or future results.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The following table summarizes our unregistered sales of equity securities in the three months ended March 31, 2015:

Purchasers and their places of incorporation	Securities sold	Date of securities issued	Consideration	Exemptions from registration claimed	Terms of conversion or exercise	Dates of relevant Current Reports on Form 8-K filed with the SEC[1]
Forwin International Financial Holding Limited (Hong Kong)(“Forwin”)	5,000,000 shares of our common stock	January 16, 2015	$10.0 million, or $2.0 per share	Regulation S	N/A2	December 18, 2014
Central Able Investments Limited (Hong Kong) (“Central Able”)	2,500,000 shares of our common stock	January 30, 2015	$5.0 million, or $2.0 per share	Regulation S	N/A3	December 18, 2014
CECEP Solar Energy Hong Kong Co., Limited (Hong Kong) (“CECEP”)	5,722,977 shares of our common stock	January 30, 2015	Euro 9.4 million[1]	Regulation S	N/A4	January 16, 2015

Note:

1.	The above summary of the unregistered sales of equity securities is qualified in its entirety by the full text of the relevant securities purchase agreements as exhibits to the Current Reports on Form 8-K filed with the SEC on the specified dates, which are incorporated by reference herein.
2.	On December 15, 2014, we entered into a share purchase agreement with Forwin, whereby we agreed to issue and sell to Forwin 5,000,000 shares of our common stock at $2.0 per share.
3.	On January 22, 2015, we entered into a share purchase agreement with Central Able, pursuant to which we agreed to issue and sell to Central Able 2,500,000 shares of our common stock at $2.0 per share.
4.	On January 16, 2015, we entered into a share purchase agreement with CECEP to purchase the equity interest in certain project companies from CECEP, part of the consideration for which would be in the form of our common stock.

The proceeds from the foregoing issuance of unregistered securities were for our general corporate purpose.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

None.

Item 6.	Exhibits

3.1	Amended and Restated Articles of Incorporation(1)

3.2	Amendment of Amended and Restated Articles(2)

3.3	Bylaws(1)

3.4	Specimen(3)

3.5	Certificate of Determination of Rights, Preferences, Privileges and Restrictions of the Series A Preferred Stock of Solar Power(4)

10.1	Exchange and Release Agreement dated December 26, 2013(5)

10.2	Form of Project Management Agreement(5)

10.3	Second Amended and Restated Operating Agreement for KDC Solar Mountain Creek Parent LLC dated February 18, 2014(5)

10.4	First Amended and Restated Exchange and Release Agreement dated April 17, 2014(6)

10.5	Third Amended and Restated Operating Agreement for KDC Solar Mountain Creek Parent LLC dated April 17, 2014(6)

10.6	Equity Cash Flow Letter dated April 17, 2014(6)

10.7	Julu County Ecological Agricultural Greenhouse Distributed 20MW Photovoltaic Power Generation Project General Contract by and between Hebei Yangpu New Energy Technology Co., Ltd. and Xinyu Xinwei New Energy Co., Ltd. dated October 14, 2014(7)

10.8	Julu County Ecological Agricultural Greenhouse Phase Two 30MW Photovoltaic Power Generation Project General Contract by and between Hebei Yangpu New Energy Technology Co., Ltd. and Xinyu Xinwei New Energy Co., Ltd. dated October 14, 2014(7)

10.9	Julu County Ecological Agricultural Greenhouse Phase One 50 MW Photovoltaic Power Generation Project General Contract by and between Hebei Yangpu New Energy Technology Co., Ltd. and Xinyu Xinwei New Energy Co., Ltd. dated October 14, 2014(7)

10.10	Translation of Cooperation Framework Agreement by and between SPI Solar Power Suzhou Co., Ltd. and GD Solar Co., Ltd. dated October 22, 2014(8)

10.11	Translation of Share Purchase Agreement by and between SPI Solar Power Suzhou Co., Ltd. and China Energy Power Group Operation and Maintenance Management Jiangsu Co., Ltd. dated October 22, 2014(8)

10.12	Translation of Share Purchase Agreement by and between SPI Solar Power Suzhou Co., Ltd. and Liaoning Xinda New Energy Investment Co., Ltd. dated October 22, 2014(8)

10.13	Translation of Share Purchase Agreement by and between SPI Solar Power Suzhou Co., Ltd., Beijing Taihedafang Investment Development Co., Ltd. and Xinghe Chaerhu Development Co., Ltd. dated October 22, 2014(8)

10.14	Translation of Share Purchase Framework Agreement by and between SPI Solar Power Suzhou Co., Ltd. and ZhongNeng GuoDian Green Ecological Cooperation and Development Jiangsu Co., Ltd. dated October 22, 2014(9)

10.15	Translation of Share Purchase Agreement by and between SPI Solar Power Suzhou Co., Ltd. and ZhongNeng GuoDian New Energy Development and Investment Jiangsu Co., Ltd. dated October 22, 2014(9)

10.16	Convertible Promissory Note Purchase Agreement by and between Solar Power, Inc. and Brilliant King Group Ltd. dated December 12, 2014(10)

10.17	Convertible Promissory Note Purchase Agreement by and between Solar Power, Inc. and Poseidon Sports Limited dated December 12, 2014(10)

10.18	Convertible Promissory Note Purchase Agreement by and between Solar Power, Inc. and Union Sky Holding Group Limited dated December 15, 2014(10)

10.19	Purchase Agreement by and between Solar Power, Inc. and Forwin International Financial Holding Limited dated December 12, 2014(10)

10.20	Stock Purchase Agreement by and among CECEP Solar Energy Hong Kong Co., Limited, SPI China (HK) Limited and Solar Power, Inc. dated January 15, 2015(11)

10.21	Option Agreement by and between Solar Power, Inc. and Central Able Investments Limited dated January 22, 2015(12)

10.22	English translation of Exclusive Consultancy and Service Agreement by and between Yan Hua Internet Technology (Shanghai) Co., Ltd. and Solar Energy E-Commerce (Shanghai) Limited dated March 26, 2015(13)

10.23	English translation of Proxy Voting Agreement by and among Yan Hua Internet Technology (Shanghai) Co., Ltd., Solar Energy E-Commerce (Shanghai) Limited and shareholders of Solar Energy E-Commerce (Shanghai) Limited dated March 26, 2015(13)

10.24	English translation of Equity Interest Pledge Agreement by and among Yan Hua Internet Technology (Shanghai) Co., Ltd., Solar Energy E-Commerce (Shanghai) Limited and shareholders of Solar Energy E-Commerce (Shanghai) Limited dated March 26, 2015(13)

10.25	English translation of Exclusive Call Option Agreement by and among Yan Hua Internet Technology (Shanghai) Co., Ltd., Solar Energy E-Commerce (Shanghai) Limited and shareholders of Solar Energy E-Commerce (Shanghai) Limited dated March 26, 2015(13)

10.26	Share Purchase Agreement by and among SPI China (HK) Limited, LDK Solar Europe Holding S.A. and LDK Solar USA, Inc. dated March 30, 2015(14)

10.27	Share Purchase Agreement by and among SPI China (HK) Limited., Andrew Burgess, Rami Fedda and Allied Energy Holding Pte Ltd dated March 31, 2015(14)

10.28	Membership Interest Purchase Agreement by and among Solar Power, Inc., William Hedden, as Trustee of the William H. Hedden and Sandra L. Hedden Trust, Stephen C. Kircher, the chief strategy officer of SPI, as Trustee of the Kircher Family Irrevocable Trust dated December 29, 2004, and Steven Kay dated March 31, 2015(15)

10.29	GK Interest Sale and Purchase Agreement by and between SPI Solar Japan G.K. and Re Capital K.K. dated April 15, 2015(16)

10.30	Securities Purchase Agreement by and between ZBB Energy Corporation and Solar Power, Inc. dated April 17, 2015(16)

10.31	Translation of Share Purchase Agreement by and among Solar Power, Inc., Meitai Investment (Suzhou) Co., Ltd., Zhong Junhao, Li Jin, Tong Ling Hong Xin Ling Xiang Investment Partnership, Shanghai Yi Ju Sheng Yuan Investment Center, Shanghai Ninecity Investment Holding (Group) Ltd., Shanghai Yi Ju Sheng Quan Equity Investment Center, Shanghai Panshi Investment Co., Ltd. and Shanghai All-Zip Roofing System Group Co., Ltd. dated April 30, 2015(17)

10.32	Purchase Agreement by and between Solar Power, Inc. and Yes Yield Investments Limited dated May 4, 2015(18)

10.33	Option Agreement by and between Solar Power, Inc. and Yes Yield Investments Limited dated May 4, 2015(18)

10.34	Agreement and Plan of Merger and Reorganization by and among Solar Power, Inc., SPI Energy Co., Ltd. and SPI Merger Sub, Inc. dated May 8, 2015(19)

10.35	Translation of Share Purchase Agreement by and among Solar Power, Inc., Convertergy II Holdings Limited, Convertergy I Holdings Limited and Convertergy Energy Technology Co., Ltd. dated May 8, 2015(19)

21.1	List of subsidiaries(13)

31.1	Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Calculation Presentation Document

(1)	Incorporated by reference to Form 8-K filed with the SEC on February 20, 2007.
(2)	Incorporated by reference to Form 8-K filed with the SEC on May 6, 2014.
(3)	Incorporated by reference to the Form SB-2 filed with the SEC on January 17, 2007.
(4)	Incorporated by reference to Form 8-K filed with the SEC on January 6, 2011.
(5)	Incorporated by reference to Form 8-K filed with the SEC on February 21, 2014.
(6)	Incorporated by reference to Form 8-K filed with the SEC on April 23, 2014.
(7)	Incorporated by reference to Form 8-K filed with the SEC on October 17, 2014.
(8)	Incorporated by reference to Form 8-K filed with the SEC on October 23, 2014.
(9)	Incorporated by reference to Form 8-K filed with the SEC on October 24, 2014.
(10)	Incorporated by reference to Form 8-K filed with the SEC on December 18, 2014.
(11)	Incorporated by reference to Form 8-K filed with the SEC on January 16, 2015.
(12)	Incorporated by reference to Form 8-K filed with the SEC on January 23, 2015.
(13)	Incorporated by reference to Form 10-K filed with the SEC on March 31, 2015.
(14)	Incorporated by reference to Form 8-K filed with the SEC on March 31, 2015.
(15)	Incorporated by reference to Form 8-K filed with the SEC on April 6, 2015.
(16)	Incorporated by reference to Form 8-K filed with the SEC on April 17, 2015.
(17)	Incorporated by reference to Form 8-K filed with the SEC on April 30, 2015.
(18)	Incorporated by reference to Form 8-K filed with the SEC on May 7, 2015.
(19)	Incorporated by reference to Form 8-K filed with the SEC on May 11, 2015.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report on Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized.

SOLAR POWER, INC.

Date: May 15, 2015

/s/ Amy Jing Liu
Amy Jing Liu
Chief Financial Officer (Principal Accounting Officer and Principal Financial Officer)