Form 10-Q
period 2015-06-30
Solar Power, Inc.
filed 2015-08-14
CIK 1210618

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒	Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2015

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

The number of outstanding shares of the registrant’s common stock as of August 14, 2015 was 629,501,718.

PART I

FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

SOLAR POWER, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except for share and per share data)

	June 30, 2015	December 31, 2014
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$114,350	$156,540
Restricted cash	33,156	337
Bank deposits with maturity over three months	5,323	8,852
Short-term investments	—	27,354
Accounts receivable, net of allowance for doubtful accounts of $766 and $766, respectively	82,580	22,654
Costs and estimated earnings in excess of billings on uncompleted contracts	42,230	73,742
Inventories, net	20,847	6,975
Project assets	74,378	73,930
Prepaid expenses and other current assets	51,588	10,930
Other receivable, related parties	13,841	—
Finance lease receivable	6,359	—
Other current assets	1,024	—

Total current assets	445,676	381,314
Intangible assets	5,340	560
Goodwill	75,699	66,045
Restricted cash, net of current portion	—	160
Accounts receivable, noncurrent	7,227	4,490
Notes receivable, noncurrent	6,611	6,611
Property, plant and equipment net	112,316	106,438
Project assets, noncurrent	66,387	21,265
Deferred tax assets, net	1,188	1,024
Finance lease receivable, noncurrent	10,722	—

Total assets	$731,166	$587,907

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$99,050	$76,778
Accounts payable, related parties	29,282	34,150
Notes payable	27,010	26,707
Accrued liabilities	29,693	11,288
Income taxes payable	4,519	3,648
Advance from customers	17,389	17,690
Short term borrowings	80,903	48,286
Convertible bonds	53,095	—
Other current liabilities, related parties	3,416	—
Other current liabilities	56,437	33,762

Total current liabilities	400,794	252,309
Financing and capital lease obligations	9,324	10,092
Convertible bonds	—	32,575
Deferred tax liability, net	5,125	3,680
Other noncurrent liabilities	5,102	27,143

Total liabilities	420,345	325,799

Commitments and contingencies	—	—
Stockholders’ equity:
Preferred stock, par $0.0001, 20,000,000 shares authorized; none issued and outstanding	—	—
Common stock, par $0.0001, 1,000,000,000 shares authorized; 627,792,718 and 568,847,967 shares issued and outstanding, respectively	63	57
Additional paid in capital	429,246	327,573
Accumulated other comprehensive loss	(9,517)	(4,252)
Accumulated deficit	(112,874)	(61,270)

Total stockholders’ equity	306,918	262,108
Noncontrolling interests	3,903	—

Total equity	310,821	262,108
Total liabilities and stockholders’ equity	$731,166	$587,907

The accompanying notes are an integral part of these condensed consolidated financial statements.

SOLAR POWER, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except for share and per share data)

(Unaudited)

	For the Six Months Ended June 30,
	2015	2014
Net sales:
Net sales	$59,879	$9,942
Net sales, related party	—	—

Total net sales	59,879	9,942

Cost of goods sold:
Cost of goods sold	49,283	9,184

Gross profit	10,596	758
Operating expenses:
General and administrative	49,915	2,078
Sales, marketing and customer service	12,404	358
Total operating expenses	62,319	2,436

Operating loss	(51,723)	(1,678)
Other income (expense):
Interest expense	(3,878)	(1,193)
Interest income	1,665	770
Others (includes net foreign exchange gain of $3,443 in 2015)	3,585	(69)

Total other income/(expense), net	1,372	(492)

Loss before income taxes	(50,351)	(2,170)
Income tax expense	1,306	—

Net loss	$(51,657)	$(2,170)

Net loss attributable to noncontrolling interests	(53)	—

Net loss attributable to stockholders of the Company	(51,604)	(2,170)

Net loss per common share:
Basic and Diluted	(0.09)	(0.01)

Weighted average number of common shares used in computing per share amounts:
Basic and Diluted	595,100,462	201,322,191

The accompanying notes are an integral part of these condensed consolidated financial statements.

SOLAR POWER, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except for share and per share data)

(Unaudited)

	For the Three Months Ended June 30,
	2015	2014
Net sales:
Net sales	$43,679	$6,329
Net sales, related party	—	—

Total net sales	43,679	6,329

Cost of goods sold:
Cost of goods sold	38,294	5,769

Gross profit	5,385	560
Operating expenses:
General and administrative	10,778	1,110
Sales, marketing and customer service	6,682	40
Total operating expenses	17,460	1,150

Operating loss	(12,075)	(590)
Other income (expense):
Interest expense	(2,481)	(1,072)
Interest income	1,269	360
Others (includes net foreign exchange loss of $41 in 2015)	(316)	(38)

Total other expense, net	(1,528)	(750)

Loss before income taxes	(13,603)	(1,340)
Income tax expense	599	—

Net loss	$(14,202)	$(1,340)

Net loss attributable to noncontrolling interests	(50)	—

Net loss attributable to stockholders of the Company	(14,152)	(1,340)

Net loss per common share:
Basic and Diluted	(0.02)	(0.01)

Weighted average number of common shares used in computing per share amounts:
Basic and Diluted	605,589,978	204,395,775

The accompanying notes are an integral part of these condensed consolidated financial statements.

SOLAR POWER, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(In thousands)

(Unaudited)

	For the Six Months Ended June 30,
	2015	2014
Net loss	$(51,657)	$(2,170)
Other comprehensive loss:
Foreign currency translation loss arising during the period	(5,265)	(148)
Total comprehensive loss	$(56,922)	$(2,318)
Comprehensive loss attributable to noncontrolling interests	(53)	—
Comprehensive loss attributable to stockholders of the Company	$(56,869)	$(2,318)

	For the Three Months Ended June 30,
	2015	2014
Net loss	$(14,202)	$(1,340)
Other comprehensive loss:
Foreign currency translation gain/(loss) arising during the period	3,773	(4)
Total comprehensive loss	$(10,429)	$(1,344)
Comprehensive loss attributable to noncontrolling interests	(50)	—
Comprehensive loss attributable to stockholders of the Company	$(10,379)	$(1,344)

The accompanying notes are an integral part of these condensed consolidated financial statements.

SOLAR POWER, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	For the Six Months Ended June 30,
	2015	2014
Cash flows from operating activities:
Net loss	$(51,657)	(2,170)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	664	526
Amortization	283	286
Allowance for doubtful accounts	—	—
Provision for inventory	955	—
Stock-based compensation expense	34,310	377
Change in fair value of other financial assets and derivatives	67	—
Deferred income tax benefit	98	—
Non-cash interest expense	2,759	682
Operating income from solar system subject to financing obligation	(574)	(384)
Other non-cash expense	2,161	14
Changes in operating assets and liabilities:
Accounts receivable	$(57,627)	2,916
Finance lease receivable	(17,081)	—
Costs and estimated earnings in excess of billings on uncompleted contracts	31,512	—
Restricted cash related to operating activities	(32,685)	—
Project assets	(26,390)	—
Inventories	(60)	(157)
Prepaid expenses and other assets	(36,623)	(336)
Other current assets	(577)	—
Accounts payable	9,790	(594)
Accounts payable, related party	(4,089)	(8,244)
Note payable	303	—
Advances from customers	(531)	—
Income taxes payable	829	—
Billings in excess of costs and estimated earnings on uncompleted contracts	—	(862)
Accrued liabilities and other liabilities	8,866	(24)
Other liabilities, related party	50	—

Net cash used in operating activities	(135,247)	(7,970)
Cash flows from investing activities:
Investment in affiliate	—	(586)
Proceeds from repayment of notes receivable	1,171	—
Acquisitions of property, plant and equipment	(699)	—
Acquisitions of project assets	(11,574)	—
Acquisitions of new subsidiaries, net of cash acquired	(1,865)	—
Acquisition of short-term investments	(25,810)	—
Placement of bank deposit with maturity over three months	(5,323)	—
Uplift of bank deposit with maturity over three months	8,852	—
Proceeds from disposal of short-term investments	53,164	—

Net cash generated from/ (used in) investing activities	17,916	(586)
Cash flows from financing activities:
Proceeds from issuance of common stocks	37,001	6,500
Proceeds from line of credit and loans payable	102,614	—
Proceeds from loans on solarbao platform through Solar Energy	28,782	—

Decrease in restricted cash	80	240
Issuance of convertible bond	20,000	11,000
Repayment of line of credit and loans payable	(90,541)	(4,250)
Repayment of loans on solarbao platform directly or through Solar Energy	(22,769)	—

Net cash generated from financing activities	75,167	13,490
Effect of exchange rate changes on cash	(26)	(111)

(Decrease)/increase in cash and cash equivalents	(42,190)	4,823
Cash and cash equivalents at beginning of period	156,540	1,031

Cash and cash equivalents at end of period	$114,350	5,854

Supplemental cash flow information:
Interest paid	516	191
Non-cash investing and financing activities:
Coupons issued to settle accounts payable (Note 1)	1,070	—
Common Stock issued to acquire new subsidiaries (Note 17)	23,847	—
Common Stock issued to acquire project asset (Note 8)	5,500	—
Common Stock issued to settle payable (Note 17)	726	—
Debt forgiveness from related party	—	3,998
Exchange of notes receivable for notes receivable, related party	—	8,450
Contribution of other assets as investment in affiliate	—	790

The accompanying notes are an integral part of these condensed consolidated financial statements.

SOLAR POWER, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE PERIODS ENDED JUNE 30, 2014 AND 2015

(Amounts in US$ thousands, except share and per share data)

(UNAUDITED)

1. Description of Business and Basis of Presentation

Description of Business

Solar Power, Inc. (“SPI”) and its subsidiaries (collectively the “Company”) is a provider of photovoltaic (“PV”) solutions for business, residential, government and utility customers and investors. The Company provides a full spectrum of engineering, procurement and construction services (“EPC”) to third party project developers, as well as develop, own and operate solar PV projects that sell electricity to the grid in multiple countries, including China, the U.S., the U.K., Panama, Greece, Japan and Italy.

Prior to 2014, the Company was primarily engaged in providing EPC services to developers in the U.S. Since 2014, the Company commenced its global project development business by ramping up its portfolio of global solar projects, including projects that the Company intends to hold in the long term and derive electricity generation revenue.

As of June 30, 2015, SPI’s major subsidiaries include Xinwei Solar Engineering and Construction (Suzhou) Co., Ltd. (“Xinwei Suzhou”), Xinyu Xinwei New Energy Co., Ltd. (“Xinyu Xinwei”), Sinsin Renewable Investment Limited (“Sinsin”), Gonghe County Xinte Photovoltaic Co., Ltd. (“Xinte”), CECEP Solar Energy (Luxembourg) Private Limited Company (S.a.r.l.), and Italsolar S.r.l, (collectively the “CECEP”), Solar Juice Pty Ltd (“Solar Juice”), SPI Energiebau Renewables GmbH (“SPI Energiebau”), SPI Energy Co., Ltd. (“SPI Energy”), Solarbao E-commerce (HK) Limited (“Solarbao E-commerce”), Jiangsu Solarbao Leasing Co., Ltd. (“Jiangsu Solarbao”), Yanhua Network Technology (Shanghai) Co., Ltd. (“Yanhua Network”), SPI Solar Japan G.K. and Solar Power Inc UK Service Limited. CECEP and Solar Juice were acquired by the Company in February and May 2015 respectively. CECEP owned and operated a number of PV plants in Italy. Solar Juice was engaged in the distribution of PV related products including solar panels in Australia. Refer to Note 4 for details of these acquisitions.

SPI Energy was incorporated by SPI as a wholly-owned subsidiary in the Cayman Islands in May 4, 2015. On May 11, 2015, SPI Energy filed a registration statement on Form F-4 in connection with seeking shareholder consent for the approval of a certain agreement and plan of reorganization and related redomicile of SPI to the Cayman Islands.

Solarbao E-commerce, Jiangsu Solarbao and Yanhua Network were incorporated by the Company in 2015 for raising funds from individual investors and leasing of solar panels through an online platform owned by Solar Energy E-Commerce (Shanghai) Limited (“Solar Energy”). Solar Energy was incorporated in China on December 8, 2014 by Xiaofeng Peng (“Mr. Peng”), Min Xiahou and Jing Liu, who are the chairman of the Company’s board of directors, deputy chairman of the Company’s board of directors and chief financial controller of the Company respectively. Solar Energy operates the “www.solarbao.com” e-commerce and investment platform which primarily targets retail customers residing in the PRC. On March 26, 2015, the Company, through Yanhua Network, entered into a series of contractual arrangements (“VIE Agreements”) with Solar Energy and its shareholders. The contractual arrangements include power of attorney, call option agreement, equity pledge agreement, and a consulting services agreement. As of the date of these condensed consolidated financial statements, the Company has not established the legal enforceability of these contractual agreements described above including the registration of the equity pledge agreement in the relevant government bureau in the PRC. Therefore, the financial results of Solar Energy could not be consolidated by the Company before the legal enforceability of the contractual agreements is established.

Through the on-line platform of Solar Energy, the Company has raised funds from individual investors, who need to register as a member on the platform, through certain on-line products launched by the Company since January 2015. Each on-line products launched on the platform are set with a targeted amount of funds in renminbi to be raised for that product, which is divided into units (“Investment Unit”) with unit value ranging from RMB16.7 to RMB2,500. Individual investors may subscribe for Investment Unit of these on-line products which are generally structured in the way of using the funds from individual investors to purchase solar module or PV related products (“Underlying PV Products”) for leasing to the PV project developers on PV project basis over a specified period. These PV projects may represent the Company’s self developed projects or third party developed projects. Investments made into each on-line product are subject to lock-up period, which ranges from 0-1,080 days, depending on the terms of each on-line product. During the lock-up period, the individual investors could not transfer or redeem their subscribed Investment Units. Anytime after the lock-up period, individual investors are permitted either to transfer their investments in respect of the principal portion to other investors through the on-line platform or request the Company to redeem their subscribed Investments Units. Any Investments Units so redeemed by the Company could be put on the on-line platform for re-sale to other investors. Once Investment Units are subscribed and funds are provided, individual investors are guaranteed by the Company with an minimum investment return for their investments, which ranges from an annual rate of 5.25% to 11.9% for the six-month period ended June 30, 2015, and are guaranteed by the Company in respect of the repayment of funds principal at the end of the investment period. Any funds provided by individual investors without subscribing for any on-line products are not entitled to any interest.

For each investments into these On-line products by the individual investors, although a tri-party lease agreement is signed among the individual investors, the Company and the PV project developer with individual investors as legal lessor and the PV project developers as legal lessee, the Company is considered as the accounting lessor in substance because 1) the lease terms, rate of return on the investment funds from individual investors, the initial purchase price and the lease rental of the Underlying PV products payable by the PV developers and the purchase contract of the Underlying PV Products entered with manufacturer are negotiated and concluded by the Company without any involvement by the individual investors; and 2) individual investors are entitled to a minimum interest rate as return that are guaranteed by the Company in respect of their funds provided and does not take credit risk in respect of any default payment by the lessee nor risk of claim on the leased assets; 3) the Company is subject to the credit risk as a principal of the lease transaction and has unconditional commitment to return the funds to the individual investors and assume the title of the leased asset after the lock-up period. Based on the above, the individual investors purely provided funds (as lender) to finance the Company (as borrower) for its purchases of the Underlying PV Products for leasing to a solar PV developer in return for a fixed return. In this regard, lease accounting is adopted with the Company as lessor and third party PV developer as lessee for any Underlying PV Products purchased by the Company for leasing to third party project developers. For those on-line products of which the PV project developer (i.e the legal lessee) is one of SPI’s subsidiaries, the related leasing transactions are eliminated in the condensed consolidated financial statements. Regardless as to whether a SPI’s subsidiaries or a third party PV developer is deemed to be the accounting lessor, all interest bearing funds provided by individual investors are recorded on the condensed consolidated balance sheet as either short term borrowings or long term borrowings included in other noncurrent liability. Funds provided with the lock-up period over one year are classified as long term borrowings and funds with a lock-up period of less than one year are classified as short-term borrowings. Funds that are provided without any on-line products subscribed are non-interest bearing and are reclassified as amount due to individual investors under other current liabilities (See Note 14-Other liabilities).

During the six-month period ended June 30, 2015, substantially all of the on-line products launched through the on-line platform are related to the Company self-owned PV projects with SPI’s subsidiaries being the lessee. For those on-line products of which the lessee is third party developer, such leases are classified as finance lease in the Company’s condensed consolidated financial statements.

In connection with the launch of the above financing and leasing products, the Company issued to certain third party vendors, Jiangxi LDK Solar Hi-Tech Co., Ltd. (“LDK Jiangxi”) and Suzhou Liuxin Industry Ltd. (“Liuxin”) coupons with total face value of $3,828, $779 and $582 respectively during the six-month period ended June 30, 2015. Both LDK Jiangxi and Liuxin are related parties of the Company. These coupons are freely transferable between holders but could not be redeemed in cash. Each coupon has an expiry date for redemption. Prior to the expiry date, when the holder subscribe the on-line products through the on-line platform owned by Solar Energy described above, the holders could redeem the coupons and reduce the original purchase price for the on-line products by the face value of the coupons.

For the coupons issued to the third party vendors and LDK Jiangxi, the Company is entitled to the face value in cash or, if mutually agreed between the Company and LDK Jiangxi or between the Company and the relevant third party vendor, to apply the face value as of offset to outstanding accounts payables to these counterparties. Accordingly, the face values of these coupons, totaling $4,607, were recorded as other receivables upon issuance of the coupons. During the six-month period ended June 30, 2015, other receivable balances related to such coupons totaling $219 and $779 were setoff against the related accounts payable balances when mutual agreement with the counterparties had been reached and the legal right to setoff had been established. As of June 30, 2015, other receivable balances due from third party vendors arising from the coupons amounted to $3,609.

The coupons issued to Liuxin were for promotional purposes and Liuxin was not required to pay for the coupons. Accordingly, the Company recorded selling expenses of $582 and nil in the condensed consolidated statement of operation for the six-month and three-month periods ended June 30, 2015 respectively.

The face values of the coupons are recorded in other payables upon issuance which were reclassified as the Company’s borrowings when the coupons are redeemed through the purchase of on-line products. As of June 30, 2015, all coupons issued to these counterparties had been redeemed.

In order to promote the above on-line products on the platform, the Company offered, from time to time, discount from 5% to 20% on the unit value for Investment Units subscribed by individual investors. The discount offered for on-line products subscribed by individual investors is amortized as interest expense using the effective interest rate method through the end of the lock-up period, which is the earliest date that the Company could be required to repay the unit value in respect of the investment made by individual investors. The Company has also started a series of promotion activities targeting on new member (i.e new individual investors). In 2015, the Company launched the first series of such promotion program pursuant to which any new member registered on-line during the promotion period could be paid back in 3 days with RMB17.26 by paying RMB1 into their newly opened account maintained with the Company. By participating in this program, these new members are not obliged to subscribe for any on-line products at that time or in the future in order to get the amount of RMB17.26 in 3 days. The difference between the amount paid by new members and the amount to be paid back by the Company under this promotion activity is recorded as selling expenses as incurred, which amounted to $1,291 during the six-month and three-month periods ended June 30, 2015.

Through its on-line platform, Solar Energy serves as a service agent of the Company to collect funds from and repay funds to individual investors. For the funds collected and repaid through Solar Energy, the Company makes settlement with Solar Energy on a regular basis, which normally does not exceed two-weeks. From June 17, 2015 onwards, the Company has made repayment of borrowings to individual investors directly while Solar Energy still continues to collect the funds from individual investors and settle with the Company within 2 weeks. For the service provided through the on-line platform, Solar Energy generally charges the Company commission fee at 1% of the fund principal invested into the on-line products by individual investors (see Note 22— Related Party Transactions) except for those resale of redeemed on-line products by the Company where no commission will be charged to the Company. Such commission fees were expensed as interest expenses as incurred on the condensed consolidated statement of operation.

During the six-month period ended June 30, 2015, the total fund raised from individual investors through Solar Energy amounted to $45,806, of which $5,189 was settled by the coupon issued by the Company to the third party vendors and two related parties without cash inflow as described above and $28,782 had been received by the Company from Solar Energy as of June 30, 2015. The Company recorded the remaining funds to be received from Solar Energy in other receivable- due from related party on the condensed consolidated balance sheet as at June 30, 2015, after the reduction of its commission fee of $133 (See Note 22—Related Party Transactions). During the six-month period ended June 30, 2015, the funds redeemed to individual investors through Solar Energy amounted to $19,237, of which $15,871 had been repaid by the Company to Solar Energy as of June 30, 2015. The Company recorded the remaining redeemed amounts to be paid to Solar Energy of $3,366 in other liabilities-due to related party on the condensed consolidated balance sheet as at June 30, 2015. Also, the Company repaid $6,898 directly to individual investors during the six-months period ended June 30, 2015. In the condensed consolidated statement of cash flows for the six- month period ended June 30, 2015, the Company recorded the cash received from Solar Energy of $28,782 in relation to funds provided by individual investors in the line item of “Proceeds from loans on solarbao platform through Solar Energy”, and the cash of $22,769 for repayment to individual investors in the line item of “Repayments of loans on solarbao platform directly or through Solar Energy” under financing activities.

Basis of Presentation

The condensed consolidated financial statements are unaudited and have been prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”) for interim financial information. They should be read in conjunction with the financial statements and related notes to the financial statements of Solar Power, Inc. for the years ended December 31, 2014 and 2013 appearing in Solar Power, Inc.’s Form 10-K filed with the Securities and Exchange Commission (“SEC”) on March 31, 2015. The Company’s June 30, 2015 and 2014 unaudited interim condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the SEC for smaller reporting companies and include the accounts of Solar Power, Inc. and its subsidiaries.

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

2. Summary of Significant Accounting Policies

These condensed consolidated financial statements and accompanying notes should be read in conjunction with the Company’s annual consolidated financial statements and notes thereto contained in the Annual Report on Form 10-K for the year ended December 31, 2014. There have been no significant changes in the Company’s significant accounting policies for the six–month period ended June 30, 2015, except the adoption of ASC 840 Leasing for the Company’s new business as described in Note 1 Description of Business and Basis of Presentation, as compared to the significant accounting policies described in the Annual Report on Form 10-K for the year ended December 31, 2014.

3. Recently Issued Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers (Topic 606), to clarify the principles of recognizing revenue and create common revenue recognition guidance between U.S. GAAP and International Financial Reporting Standards. An entity has the option to apply the provisions of ASU 2014-09 either retrospectively to each prior reporting period presented or retrospectively with the cumulative effect of initially applying this standard recognized at the date of initial application. ASU 2014-09 is effective for fiscal years and interim periods within those years beginning after December 15, 2017, and early adoption is permitted for periods beginning after December 15, 2016. The Company has not determined which transition method it will adopt, and is currently evaluating the impact of this standard on its consolidated financial statements.

In August 2014, the FASB issued ASU No. 2014-15, Presentation of Financial Statements — Going Concern (Subtopic 205- 40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern, which requires management to evaluate, at each annual and interim reporting period, whether there are conditions or events that raise substantial doubt about the entity’s ability to continue as a going concern within one year after the date the financial statements are issued and to provide related disclosures. ASU 2014-15 is effective for the Company for the fiscal year ending December 31, 2016 and for interim periods thereafter. The Company is currently evaluating the impact of this standard on its consolidated financial statements.

In January 2015, the FASB issued ASU No. 2015-01, Income Statement — Extraordinary and Unusual Items (Subtopic 225- 20), which eliminates the concept of reporting for extraordinary items. ASU 2015-01 is effective for the Company for fiscal years, and interim periods within those fiscal years, beginning on January 1, 2016. The Company is currently evaluating the impact of this standard on the Company’s consolidated financial statements.

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

In April 2015, the FASB issued ASU No. 2015-03, Interest — Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs. ASU 2015-03 requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability. ASU 2015-03 is effective for the Company on a retrospective basis on January 1, 2016. Early adoption is permitted, but only for debt issuance costs that have not been reported in financial statements previously issued or available for issuance. The Company is currently evaluating the impact of this standard on the Company’s consolidated financial statements.

4. Business combinations

(a)	Acquisition of CECEP

On January 15, 2015, SPI and SPI China (HK) Limited, a wholly-owned subsidiary of SPI, entered into a stock purchase agreement (the “Stock Purchase Agreement”) with CECEP Solar Energy Hong Kong Co., Limited (“CECEP HK”). Pursuant to the Stock Purchase Agreement, SPI China (HK) Limited agreed to purchase from CECEP HK 100% of issued and outstanding shares of capital stock of CECEP owned by CECEP HK.

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

The purchase consideration of CECEP consists of cash and SPI’s common stock. In addition to the purchase considerations, the Company is also required to settle the borrowings in the amount of Euro 7,870 ($8,967) due to CECEP HK on behalf of CECEP (“Payable Settlement”). Including the Payable Settlement, the Company needed to settle cash of Euro 3,125 ($3,561) (“Cash Settlement”) and 5,722,977 shares of SPI’s common stock. The Cash Settlement was fully settled in the form of several installments in March and April 2015. The Stock Consideration was settled on January 30, 2015 by the Company, and the common stock was subject to a three-month lockup period as agreed in the Stock Purchase Agreement. The acquisition was consummated on February 16, 2015 upon completion of all closing conditions. All cash consideration has been settled according to the predetermined payment schedule.

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

During the period from the acquisition date to June 30, 2015, CECEP contributed revenue of $615 and earnings of $36 to the Company’s consolidated results.

Goodwill primarily represents the expected synergies from combining operations of the Company and CECEP, which are complementary to each other, and any other intangible benefits that would accrue to the Company that do not qualify for separate recognition.

(b)	Acquisition of Solar Juice

On March 31, 2015, SPI China (HK) Limited, a wholly-owned subsidiary of SPI, entered into a share purchase agreement (“Purchase Agreement”) with Andrew Burgess, a citizen of Australia as trustee on the terms of the Burgess Absolutely Entitled Trust, Rami Fedda, a citizen of Australia as trustee on the terms of the Fedda Absolutely Entitled Trust, and Allied Energy Holding Pte Ltd, a company incorporated in Singapore and associated with Simon Tan, a citizen of Singapore (collectively, the “Solar Juice Sellers”). Pursuant to the Purchase Agreement, SPI China (HK) Limited agreed to acquire from Solar Juice Sellers 80% of equity interest in Solar Juice Pty Ltd (“Solar Juice”), an Australian proprietary company. The acquisition was consummated on May 28, 2015 upon completion of all closing conditions.

Solar Juice is engaged in the distribution of solar photovoltaic panels, solar inverters and other energy efficient solutions, both domestically and internationally.

The purchase consideration consisted of 14,073,354 shares of the Company’s common stock (“Consideration”). The fair value of the Consideration was determined to be $15,578, which was based on the closing market price of the Company’s common stock on the acquisition date of May 28, 2015, with adjustment for the lockup period and other factors.

The acquisition has been accounted for under ASC 805 Business Combinations. The Company made estimates and judgments in determining the fair value of acquired assets and liabilities, based on management’s experiences with similar assets and liabilities with the assistance from an independent valuation firm. The allocation of the purchase price is as follows:

USD
Identifiable assets acquired and liabilities assumed
Cash and cash equivalents	1,037
Accounts receivable	6,124
Inventories, net	14,728
Prepaid expenses and other current assets	263
Other current assets	525
Intangible assets	4,579
Property, plant and equipment net	301
Deferred tax asset	295
Accounts payable	(10,934)
Accrued liabilities	(534)
Prepaid income tax	89
Advance from customers	(230)
Short term borrowings	(4,305)
Deferred tax liability	(1,889)

Identifiable net assets acquired (a)	10,049

Consideration (b)	15,578

Non-controlling interests (c)	2,709

Goodwill (b+c- a)	8,238

During the period from the acquisition date to June 30, 2015, Solar Juice contributed revenue of $4,754 and losses of $71 to the Company’s consolidated results.

Solar Juice is one of the largest distributors of solar panels and inverters in Australia and have well established distribution channel in South East Asia. As a result of the acquisition of Solar Juice, the Company would be able to have immediate access to the solar PV market in Australia, New Zealand and South East Asia, which could enhance the Company’s development of PV projects in those markets. Goodwill primarily represents such expected synergies the Company obtained from the acquisition.

Pursuant to the Purchase Agreement, the Company was granted a call option by the Solar Juice Sellers to acquire remaining 20% equity interest in Solar Juice from them. The exercise price per share of the call option is to be determined based on Solar Juice’s earnings before interest, taxation, depreciation and amortization (“EBITDA”) per share for the year ending December 31, 2015 multiplied by six. The acquisition consideration will be settled with the Company’s common stock if the Company exercises the option. The number of shares to be issued by the Company will be determined by the share price on the exercise date. The call option will be expired on May 28, 2016. The call option meets the definition of a derivative. The Company initially recognized the call option at its fair value of $420 as a derivative asset in Other current assets on the consolidated balance sheet as of June 30, 2015 with gain of $4 arising from the change in fair value recorded in the consolidated statement of operations for the three-month and six-month periods ended June 30, 2015. The fair value measurement of this call option was further discussed in Note 12 — Fair value measurement.

Additionally, Solar Juice received a Notice to Produce Documents request from the Australian Customs Border Protection Service in relation to the tariff classification of certain imports, consistent with similar requests issued to other companies in the solar photovoltaic industry in October 2014. Whilst no official claim for payment has been made on Solar Juice by the Australian Customs Border Protection Service, Solar Juice has submitted an application for an internal review via the Tariff Advice mechanism in January 2015 and is awaiting responses from customs. Based on an internal review by management of the Company as well as external legal advice, Solar Juice considered no significant liability will arise and disclosed the contingency liability (not including any penalties or charges if any) amounting to US$700 as of May 28, 2015. Pursuant to the Purchase Agreement, tax liabilities arising for the period before the closing date of the acquisition will be indemnified by the Solar Juice Sellers. Therefore, the Company considered that no significant liability has been assumed in connection with this acquisition.

(c)	Acquisition of All-Zip

On April 30, 2015, the Company entered into a share purchase agreement (the “Share Purchase Agreement”) with Shanghai All-Zip Roofing System Group Co., Ltd. (“All-Zip”), a company established in China, and all of its shareholders (collectively, the “All-Zip Sellers”) to acquire 100% equity interests in All-Zip, subject to certain closing conditions set forth in the Share Purchase Agreement, at an aggregate consideration of RMB275 million (equivalent to $44.35 million), which are to be settled by the issuance of the Company’s common stock at $2.38 per share. As at the date of issuance of these financial statements, the acquisition has not been consummated.

5. Restricted cash

At June 30, 2015 and December 31, 2014, the Company had restricted bank deposits of $33,156 and $337 respectively. The restricted bank deposits as at June 30, 2015 consist of guarantee deposits of $33,076 and a reserve of $80. The guarantee deposits primarily include reserves of $27,430 for bank acceptance notes issued by the Company to suppliers with maturity period from 1 to 6 months and reserves of $5,646 for a one-year short term loan of RMB35,000 obtained from a PRC bank on December 3, 2014. The $80 is reserve pursuant to our guarantees of Solar Tax Partners 1, LLC (“STP”) with the bank providing the debt financing on the Aerojet 1 solar generating facility (see Note 21 — Commitments and Contingencies).

6. Short-term investments

On November 13, 2014, the Company invested $8,045 (equivalent to RMB50,000) in a financial product managed by a bank in the PRC. The investment is principal protected with an estimated but not guaranteed return rate of 5% per annum. The investment was redeemed in full on maturity date as of May 14, 2015. The investment income was $199 and $101 for the six-month and three-month periods ended June 30, 2015 and was recorded as interest income.

On November 24, 2014, the Company invested $19,309 (equivalent to RMB120,000) in a financial product managed by a bank in the PRC. The investment is principal protected with an estimated but not guaranteed return rate of 4.5% per annum. As at December 31, 2014, this investment was pledged as security deposit for a one-year short term loan of $5,646 (equivalent to RMB35,000) obtained from the same PRC bank on December 3, 2014. The investment was redeemed in full on May 22, 2015 and upon the maturity of the investment, the fund was released to the company’s operation account. The Company then pledged bank deposits of $5,646 with maturities over three months as loan security deposit (see Note 5 — Restricted cash). The investment income was $433 and $274 for the six-month and three-month periods ended June 30, 2015 and was recorded as interest income.

7. Accounts receivable

Accounts receivable, current and non-current, mainly represents amounts due from customers for 1) sales of Solar PV projects; 2) rendering of EPC services; 3) supply of electricity under power supply agreements (“PPA”); and 4) sales of solar PV related components.

An allowance for doubtful accounts is provided against gross accounts receivable balances based on the Company’s best estimate of the amount of probable credit losses in the Company’s accounts receivable. The Company grants credit terms to credit-worthy customers. Terms vary per contract terms and range from 30 to 365 days. Contractually, the Company may charge interest for extended payment terms and require collateral. The Company regularly monitors and assesses the risk of not collecting amounts owed by customers. This evaluation is based upon a variety of factors, including an analysis of amounts current and past due along with relevant history and facts particular to the customer. The Company does not have any off-balance-sheet credit exposure related to its customers.

Included in the receivable balances arising from EPC services as at June 30, 2015 and December 31, 2014 was an amount of $13,545 and $6,794 respectively due from a customer in the PRC, Xinyu Realforce Energy Co., Ltd (“Realforce”). In the second half of 2014, the Group entered into an EPC contract with Realforce to construct a 21MW rooftop PV station. The construction of the PV station had been completed prior to December 31, 2014. In April 2015, Realforce entered into a sales and leaseback arrangement with the Company for the purpose of settling part of the outstanding receivable arising from the EPC contract. At that time, the outstanding receivable balances due from Realforce amounted to $24,840. Pursuant to the sales and leaseback arrangement, Realforce sold the Company certain solar PV components installed in the 21MW rooftop PV station at their fair value of $11,292 and then immediately leased them back over a 10-year period with annual interest rate of 10% per annum under a finance lease contract. As a result of the above arrangement, the Company reduced the receivable balance due from Realforce by the fair value of the solar PV components of $11,292 and recognized a finance lease receivable of $11,292 due from Realforce. No gain or loss was immediately recognized in the condensed consolidated statement of operation in relation to the above settlement through sales and leaseback arrangement. For the remaining $13,545 accounts receivable balances due from Realforce, the Company is still negotiating a settlement arrangement with Realforce and the primarily settlement arrangement is to settle the accounts receivable in November 2015. As at June 30, 2015, 100% equity interests in Realforce were pledged to the Company to secure its repayment obligations under the finance lease contract and the outstanding accounts receivable balances.

8. Project Assets

As of June 30, 2015, project assets, current and non-current, mainly consist of the SEF development across U.S.A., UK, Japan and the PRC, with the amount of $49,456 (2014: $48,520), $36,191 (2014: $14,000), $21,372 (2014: $12,826) and $33,746 (2014: 19,849) respectively.

Project assets consist of the following:

	June 30, 2015	December 31, 2014
Under development-Company as project owner	$107,235	$75,346
Under development-Company expected to be project owner upon the completion of construction*	33,530	19,849

Total project assets	140,765	95,195
Current, net of impairment loss	$74,378	$73,930
Noncurrent	$66,387	$21,265

*	All of the projects costs under this category were recorded as project assets, noncurrent.

Project assets under development-Company as project owner are primarily related to the following projects:

Calwaii Projects

In 2014, the Company acquired solar PV assets, primarily including land use right and pre-contract costs relating to forty-three solar PV systems owned by Calwaii. During the three-month period ended June 30, 2015, sales of four solar PV systems were consummated (see below). As of June 30, 2015 and December 31, 2014, incurred costs for PV solar systems under the Calwaii’s projects in Hawaii amounted to $23,270 and $23,943 respectively.

Solar Mountain Creek Parent LLC

The carrying amount of this project amounted to $17,629 and 17,864, net of impairment of $2,290 and $2,055 as of June 30, 2015 and December 31, 2014 respectively.

Pursuant to a letter of intent dated November 10, 2014 and a sales agreement dated December 31, 2014, the Company agreed to sell the PV solar systems of this project upon its completion of construction at a consideration of $17,864. Management assessed the recoverable amounts of this project asset and as a result the carrying amount of this project asset was written down to the recoverable amount by $2,055. The estimate of recoverable amount of this project asset was based on this asset’s fair value less costs of disposal, and the fair value was determined by reference to the quoted price from third party for this project asset. The Company accounted for this sales transaction using the deposit method under ASC 360-20, real estate accounting, and did not recognize any revenue and profit for this sale transaction for the year ended December 31, 2014 and the six-month period ended June 30, 2015 as certain closing conditions as specified in the sales agreement had not been met and accordingly sales had not been consumated as of June 30, 2015.

RE Capital Projects

In April 2015, the Company entered into an interest purchase agreement with RE Capital Pte. Ltd. to acquire its 100% membership interest in seventeen PV project companies in Japan (“RE Capital companies”) at a consideration of $8,800 consisting of $3,300 cash and $5,500 worth of the Company’s common stock (See Note 17 — Stockholders’ Equity). RE Capital companies’ total assets and liabilities only included land and pre-contract cost related to solar projects of 52MWs in total. Additionally, RE Capital companies had not entered into any power generation contracts with any utilities companies. As a result, Management concluded that the acquisition of 100% managing member interest in RE Capital companies did not meet the definition of a business combination as the primary inputs (the solar plant, which had yet to be constructed) were not available on the acquisition date. As of June 30, 2015, the payment made and cost incurred of $7,362 in total up to June 30, 2015 were included and recorded as project assets.

Solar Park Development 4 Ltd

In June 2015, the Company entered into another shares sales agreement with Blackrock Income UK Holding Limited to transfer the 100% outstanding share of Solar Park Development 4 Ltd at a consideration of $10,693 (equivalent to GBP7,000), which owned a grid-connected solar project of 6.2 MW developed by the Company. The Company accounted for this sales transaction using the deposit method under ASC 360-20, real estate accounting as of June 30, 2015. As of June 30, 2015, the Company didn’t recognize any revenue and profit for this sale transaction as certain closing conditions specified in the agreement had not been met and accordingly the sales had not been consummated. As of June 30, 2015 and December 31, 2014, the related project asset costs recorded and included as project assets amounted to $10,163 and $2,022 respectively.

Other Projects

In addition to the above significant projects, the Company’s project assets consists of a number of individually insignificant projects of $48,811 and $31,517 in aggregate as of June 30, 2015 and December 31, 2014 respectively, of which $31,443 and $13,643 of project assets were under construction respectively.

During the six-month and three-month periods ended June 30, 2015, the Company recognized sales revenue for the following projects:

Calwaii Projects

Pursuant to a sales agreement dated September 18, 2014, the Company agreed to sell four out of the thirty-nine PV solar systems of Calwaii’s project upon their completion of construction at a consideration of $5,860. The Company accounted for this sales transaction under ASC 360-20, real estate accounting, and did not recognize any revenue and profit for this sales transaction for the year ended December 31, 2014 and three-month period ended March 31, 2015 as certain closing conditions, including but not limited to grid connection specified in the sales agreement, had not been met. As of June 30, 2015, all closing conditions had been met and sales had been consummated. Accordingly, the Company recognized revenue and cost for these solar projects of $5,860 and $5,850, respectively.

Solar Park Development 3 Ltd

In June 2015, the Company entered into a shares sales agreement with Blackrock Income UK Holding Limited to transfer the 100% outstanding share of Solar Park Development 3 Ltd at a consideration of $16,088 (equivalent to GBP10,532), which owned a grid-connected solar project of 9.5 MW developed by the Company. The Company accounted for this sales transaction under ASC 360-20, real estate accounting. As of June 30, 2015, all closing conditions specified in the shares sales agreement had been met and the Company recognized revenue and cost for this solar project of $16,088 and 14,854, respectively during the three-month period ended June 30, 2015. The receivable of $16,088 were fully settled by Blackrock Income UK Holding Limited in July 2015.

Project assets under development-Company expected to be project owner upon completion of construction are related to the following projects:

In late 2014, the Company entered into two EPC contracts with third-party projects owners under an arrangement pursuant to which there was mutual understanding between the Company and the respective project owners that the title and ownership of the PV solar power systems would transfer to the Company upon the completion of construction and grid connection of the PV systems under the EPC contracts by the Company. The PV solar systems were pledged to the Company, as part of the EPC contract terms, to secure the expected title transfer upon grid connection. In 2015, the Company entered into similar arrangement with two third-party project owners.

Unlike other EPC contracts which are accounted for in accordance with ASC 605, no revenue is recognized for these four EPC contracts as no revenue is expected to be realized or earned from the EPC contracts, which were signed to facilitate the construction of the related solar PV systems by the Company and secure the Company’s financial interests in these projects through the pledge of the related solar PV systems. Given the substance of the transactions, the mutual understanding reached between the Company and the third-party project owners and the remote possibility of not obtaining the legal title upon grid connection, the Company accounts for these projects as owned and record the costs incurred under Project Assets on the condensed consolidated balance sheet. Based on the Company’s intention to sell or hold for own use, the projects costs incurred for these EPC contracts are presented as operating activities or investing activities respectively in the condensed consolidated statement of cash flows.

As of June 30, 2015, the Company had respectively entered with these projects owners either a memorandum of understanding or pre-acquisition agreement to confirm the future transfer of the title and ownership upon the completion of construction and grid connection of the related PV systems.

9. Prepaid expenses and other current assets

Prepaid expenses and other current assets as at June 30, 2015 and December 31, 2014 primarily included prepayment made to suppliers for the purchase of solar panels, value-added tax recoverable, receivables for withholding individual income tax, rental deposits, prepaid operating expenses and a deposit of $4,839 (equivalent to RMB30,000) paid to State Grid Corporation of China under an Acquisition Framework agreement dated October 22, 2014 to acquire 95.68% of the shares in Guo Dian Nai Lun Te Zuo Qi Photovoltaic Power Generation LLC (“Guo Dian”). Pursuant to the Acquisition Framework Agreement, the Company shall acquire 95.68% of the shares in Guo Dian at an aggregate purchase price of USD 100 million. In the event that the Company fails to execute any equity transfer agreement, the seller shall have the right to terminate the agreement, in which case, the seller shall refund all of the amounts that have been paid by the Company without any penalty.

10. Finance lease receivables

During the six-month period ended June 30, 2015, the Company entered into finance lease contracts with contract value of $146 for leasing those Underlying PV related products to third-party PV developers through the on-line platform owned by Solar Energy (see note 1). Also, a EPC customer (see Note 7 Accounts receivable) and two third party entities entered into sales and leaseback arrangements with the Company. The leases are accounted for as finance lease.

Finance lease receivables are as follows:

	June 30, 2015	December 31, 2014
Minimum lease payments receivable	$23,862	$—
Unearned income	(6,781)	—

Net finance lease receivables	$17,081	$—

Current	$6,359	$—
Noncurrent	10,722	—

As at June 30, 2015, future maturities of minimum lease payments receivable are as follows:

USD
2015 (remaining six months)	$5,998
2016	735
2017	815
2018	898
2019	994
Thereafter	7,641

$17,081

During the six-month and three-month periods ended June 30, 2015, the Company earned total interest income of $385 and $380 respectively for these finance lease contracts.

11. Property, Plant and Equipment

Property, plant and equipment consist of the following:

	June 30, 2015	December 31, 2014
Photovoltaic (“PV”) solar systems	$115,939	$110,553
Plant and machinery	268	33
Furniture, fixtures and equipment	618	269
Automobile	194	75
Computers and software	1,711	1,296
Leasehold improvements	79	4

	118,809	112,230
Less: accumulated depreciation	(7,709)	(5,792)

	111,100	106,438
Construction in progress	1,216	—
	$112,316	$106,438

The cost of PV solar system include costs of acquiring permits, construction fees of PV solar system, costs of items installed in the PV solar system including solar panels, and other costs incurred that are directly attributable to getting the PV solar system ready for its intended use of grid connection with customer for supply of electricity.

In 2009, Solar Power, Inc. capitalized a PV solar system relating to the Aerojet 1 solar development project along with the associated financing obligation, recorded under financing and capital lease obligations, net of current portion, in the Condensed Consolidated Balance Sheets. Due to certain guarantee arrangements as disclosed in Note 21 — Commitments and Contingencies, the Company will continue to record this PV solar system in property, plant and equipment with its associated financing obligation in Financing and capital lease obligations as long as it maintains its continuing involvement with this project. The income and expenses relating to the underlying operation of the Aerojet 1 solar development project are recorded in the Condensed Consolidated Statement of Operations.

12. Fair value measurement

In arriving at fair-value estimates of the call option as discussed in Note 4- Business combination, the Company utilizes the most observable inputs available for the valuation technique employed. If a fair-value measurement reflects inputs at multiple levels within the fair value hierarchy, the fair-value measurement is characterized based upon the lowest level input. For the Company, recurring fair-value measurements are performed for the derivative assets. The Company does not have any derivative asset that reduce risk associated with hedging exposure and has not designated the derivative asset as a hedge instrument.

The Company did not have any derivatives valued using Level 1 and Level 2 inputs as of June 30, 2015 and December 31, 2014. The derivative asset relating to the call option was classified in Level 3 of the fair value hierarchy in which management has used at least one significant unobservable input in the valuation model. The fair value of the derivative asset was $420 and $424 at the grant date of May 28, 2015 and June 30, 2015 respectively, which were recorded as other financial assets in the Consolidated Balance Sheet as of June 30, 2015. Gain arising from change in fair value of $4 was recorded as Other income-others in the consolidated statement of operations for the six-month and three-month periods ended June 30, 2015. The Company determines the fair value using binomial model with significant input on the fair value of the remaining 20% equity interest of Solar Juice and volatility unobservable in the market. The volatility is determined by the average standard derivation of the comparable companies applicable over a time period corresponding to the remaining life of the call option. Significant increases or decreases in this unobservable input would result in a significantly lower or higher fair value measurement.

There have been no transfers between Level 1, Level 2, or Level 3 categories.

There were no assets or liabilities measured on a non-recurring basis as of June 30, 2015 and December 31, 2014. For financial instruments that are not required to be measured at fair value, the following method and assumptions were used to estimate the fair value as at June 30, 2015 and December 31, 2014:

Cash and cash equivalents, restricted cash, accounts receivable and payable, short term investments, bank deposits with maturity over three months, finance lease receivables, current, accrued liabilities, advance from customers and other current liabilities — costs approximates fair value because of the short maturity period.

Notes receivable, current, and notes receivable, noncurrent — The fair value of Notes receivable, current were based on anticipated cash flows, which approximates carrying value, and were classified in Level 2 of the fair value hierarchy. The fair value of Notes receivable, noncurrent were classified in Level 3 of the fair value hierarchy. The Company used multiple techniques, including an income approach applying discounted cash flows approach, to measure the fair value using Level 3 inputs; the results of each technique have been reasonably weighted based upon management’s judgment applying qualitative considerations to determine the fair value at the measurement date. The fair value of notes receivable is determined to approximate its carrying value.

Convertible bonds. The estimated fair value was $56,119 and $39,423 as of June 30, 2015 and December 31, 2014. The fair value of convertible bonds was classified in Level 2 of the fair value hierarchy. The Company determines the fair value using binomial model with significant input on prices and votes observable in the market.

Short term borrowings. The carrying amount approximates fair value due to the short maturity and their variable market rates of interest that change with current Prime and no change in counterparty credit risk and were classified as Level 2 of the fair value hierarchy.

Finance lease receivables, noncurrent, and other noncurrent liabilities. The Company used discounted cash flow approach to determine the fair value, which was classified in Level 3 of the fair value hierarchy. The fair value of finance lease receivables, noncurrent, and other noncurrent liabilities is determined to approximate its carrying value.

13. Short term borrowings

On December 3, 2014, the Company and China Minsheng Bank (“CMB”) entered into a Loan agreement, whereby CMB provided the Company a loan of $ 5,646 (equivalent to RMB35,000) at an interest rate of 5.88% per annum, which would mature on December 3, 2015. The Company pledged its bank financing product (included in the “Short-term investment”) issued by CMB of $19,358 (equivalent to RMB120,000) as collateral. The bank financing product matured on May 22, 2015, and the fund was released to the company’s operation account. The Company then pledged bank deposits of $5,646 with maturities over three months as loan security deposit.

On June 30, 2015, the Company and CMB entered into a loan agreement, whereby CMB provided the Company a loan of $48,387 (equivalent to RMB300,000) at an interest rate of 5.09% per annum. The loan is repayable on December 31, 2015.

On June 30, 2015, the Company and Bank of Suzhou (“BOS”) entered into a loan agreement, whereby BOS provided the Company a loan of $ 4,839 (equivalent to RMB30,000) at an interest rate of 6.6% per annum. The loan is repayable on June 30, 2016.

The Company’s newly acquired subsidiary, Solar Juice, entered into loan agreements with Westpac Bank, whereby Westpac Bank provided Solar Juice loans of $4,549 (equivalent to AUD5,905) at fixed interest rates ranging from 2.4% to 5.3%. These loans will mature from July 21, 2015 to October 6, 2015. Also, Solar Juice has a short term borrowing from Solar Juice’s minority shareholders of $411 (equivalent to AUD534). The loans were non-demand loans, non-interest bearing and unsecured with no specific repayment term.

As discussed in Note 1 — Description of Business and Basis of Presentation, the Company raised funds of $45,806 (RMB283,997) from the individual investors through Solar Energy’s online platform during the six-month period ended June 30, 2015 at fixed interest rates ranging from 5.25% to 11.9% per annum. The investors could withdraw their principle on their demand after the lock-up period ranging from 0 to 1,080 days from the date of their initial investment. As of June 30, 2015, outstanding borrowings from individual investors through Solar Energy on-line platform amounted to $19,671 in total, of which $17,071 and $2,600 are recorded as short term borrowings and long term borrowings included in other noncurrent liabilities, respectively.

14. Other liabilities

	June 30, 2015	December 31, 2014
Derivative liability	—	11
Due to individual investors	4,610	—
Other current liabilities	51,827	33,751

Total other current liabilities	56,437	33,762

Other non-current liabilities	3,501	25,535
Accrued warranty reserve	1,601	1,608

Total other non-current liabilities	5,102	27,143

Total of other liabilities	61,539	60,905

Amounts due to individual investors as at June 30, 2015 represent non-interest bearing fundings provided by individual investors through the on-line platform of Solar Energy (See Note 1 — Description of Business and Basis of Presentation).

Other current liabilities primarily include unpaid purchase consideration for the Company’s acquisition of business and project assets of $50,816 in total as at June 30, 2015 (2014: $33,751).

15. Convertible Bonds

In December, 2014 the Company entered into three convertible promissory note purchase agreements with Brilliant King, Poseidon and Union Sky, respectively whereby the Company agreed to sell and issue to these three investors convertible promissory notes in an aggregate principal amount of $35,000 which could be converted into 17,500,000 Common Shares at a fixed conversion price of $2 unless adjusted for anti-dilution. The convertible notes bore no interest, and might be partially or wholly converted into shares of the Company’s common stock at any time prior to maturity at the option of the investor. The convertible promissory notes was due and payable on June 11, 2016 and are reclassified as current liabilities as of June 30, 2015.

On June 15, 2015, the Company entered into a convertible promissory note purchase agreement with Vision Edge Limited (“Vision Edge”), whereby the Company agreed to sell and issue to Vision Edge convertible promissory note in an aggregate principal amount of $20,000 which could be converted into 7,407,410 Common Shares at a fixed conversion price of $2.70 unless adjusted for anti-dilution. The convertible notes bore no interest, and might be wholly converted into shares of the Company’s common stock at any time prior to maturity at the option of the investor. The commitment date of the convertible promissory note is on June 29, 2015. The convertible promissory note was due and payable on June 29, 2016. Also, as mentioned in Note 16, on June 15, 2015, the Company entered into option agreement with Vision Edge, whereby the Company agreed to grant Vision Edge an option to purchase from the Company a total of 7,407,410 Shares for an aggregate purchase price of $20,000, or $2.70 per share, prior to December 15, 2015. The above instruments issued to Vision Edge on June 15, 2015, including convertible promissory note and stock option, were accounted for as a bundled transaction. The proceeds from the issuance of convertible promissory note were allocated to the two elements based on the relative fair values of the convertible promissory note and the stock options at the time of issuance. There is no beneficial conversion feature in this convertible promissory note because the initial conversion price of US$ 2.66 per share after the proceeds are allocated to the option is greater than the fair value of the Company’s common stock on the commitment date of June 29, 2015. The convertible promissory note and stock options were initially recorded at $19,705 and $295, respectively, according to the allocation of the total proceeds. The discount of $295 of the convertible promissory note is amortized as interest expense using the effective interest rate method through the earliest demand payment date, i.e. June 29, 2016. The stock option was accounted for as an equity instrument and was recorded within equity.

16. Stock option

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

On May 4, 2015, the Company entered into an option agreement with Yes Yield Investments Limited (“Yes Yield”), whereby the Company agreed to grant Yes Yield an option to purchase from the Company a total of 9,260,000 Shares at an exercise price of $2.7 per Share for an aggregate purchase price of US$25,002, prior to November 4, 2015.

On June 15, 2015, the Company entered into an option agreement with Vision Edge Limited (“Vision Edge”), whereby the Company agreed to grant Vision Edge an option to purchase from the Company a total of 7,407,410 Shares at an exercise price of $2.7 per Share for an aggregate purchase price of US$20,000, prior to December 15, 2015.

17. Stockholders’ Equity

Issuance of common stock

In the second quarter of 2014, the Company amended its articles of incorporation to increase the authorized shares of common stock from 250,000,000 shares to 1,000,000,000 shares. The following table summarizes the Company’s issuance of common stock during the six-month period ended June 30, 2015:

Purchasers	Securities sold	Date of securities issued	Consideration

Forwin International Financial	5,000,000 Shares	January 16, 2015	$10,000, or $2 per Share
Central Able Investment Limited	2,500,000 Shares	January 30, 2015	$5,000, or $2 per Share
CECEP HK	5,722,977 Shares	January 30, 2015	$8,269
Restricted Stocks, Exercised	18,700,000 Shares[1]	March 2, 2015	Nil
Restricted Stocks, Exercised	500,000 Shares[1]	March 26, 2015	Nil
Huang Zheng	338,679 Shares[2]	June 4, 2015	$726, or $2.14 per Share
RE Capital Pte. Ltd.	2,849,741 Shares[3]	June 2, 2015	$5,500 or $1.93 per Share
Solar Juice	14,073,354 Shares[4]	June 11, 2015	$22,718 or $1.61 per Share
Yes Yield	9,260,000 Shares[5]	July 1, 2015	$ 25,000 or $2.70 per Share

Note:

1.	On March 2, 2015 and March 26, 2015, the Company issued Restricted Stock underlying 19,200,000 shares of the Company’s common stock to certain management members, which were exercised in March 2015.
2.	On June 4, 2015, the Company issued 338,679 shares of Common Stock to Lang Lang, an internationally renowned pianist, as part of the consideration to be brand spokesman for Solarbao within three years.
3.	On June 2, 2015, the Company issued 2,849,741 shares of Common Stock as part of the consideration to acquire all interest in solar PV projects of 30 MW in Japan from RE Capital Pte. Ltd. as described in Note 8 — Project assets.
4.	On June 11, 2015, the Company issued 14,073,354 shares of Common Stock as part of the consideration to acquire the outstanding capital stock of Solar Juice as described in Note 4 — Business combination.
5.	On May 4, 2015, Yes Yield entered into a common stock purchase agreement with the Company, whereby the Company agreed to issue common stock of 9,260,000 shares to Yes Yield at a price of $2.7 per share for an aggregate purchase price of US$25,000. The Company received the consideration of US$25,000 on June 26, 2015 and issued 9,260,000 shares of Common Stock accordingly, although the securities registration was completed on July 1, 2015

18. Stock-based Compensation

The Company measures stock-based compensation expense for all stock-based compensation awards based on the grant-date fair value and recognizes the cost in the financial statements over the employee requisite service period.

The following table summarizes the stock-based compensation expense, by type of awards for the periods as follow (in thousands):

	For the Three Months Ended		For the Six Months Ended
	June 30, 2015	June 30, 2014	June 30, 2015	June 30, 2014

Employee stock options	$1,241	$162	$2,992	$377

Restricted stock grants	167	—	31,318	—

Total stock-based compensation expense	$1,408	$162	$34,310	$377

The following table summarizes the stock-based compensation by line item for the periods as follow (in thousands):

	For the Three Months Ended		For the Six Months Ended
	June 30, 2015	June 30, 2014	June 30, 2015	June 30, 2014

General and administrative	$1,313	$162	$34,203	$365
Sales, marketing and customer service	95	—	107	12

Total stock-based compensation expense	1,408	162	34,310	377

Tax effect on stock-based compensation expense	—	—	—	—

Total stock-based compensation expense after income taxes	$1,408	$162	$34,310	$377

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

Assumptions used in the determination of the fair value of share-based payment awards using the Black-Scholes model for stock option grants during the three-month and six-month periods ended June 30, 2015 and 2014 were as follows:

	For the Three Months Ended		For the Six Months Ended
	June 30, 2015	June 30, 2014	June 30, 2015	June 30, 2014

Expected term	4	3.75	4	3.75
Risk-free interest rate	1.32% - 1.72%	1.25%	1.32% - 2.24%	1.25%
Expected volatility	139% - 141%	1.22%	139% - 142%	1.22%
Expected dividend yield	0%	0%	0%	0%

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

The Company has granted time-based share options and restricted stock under the Plan to directors, officers, employees and individual consultants of the Company. The time-based options generally vest 25% annually and expire five to ten years from the date of grant. Total number of shares reserved and available for grant and issuance pursuant to this Plan is equal to 9% of the number of outstanding shares of the Company. Shares issued under the Plan will be drawn from authorized and unissued shares or shares now held or subsequently acquired by the Company. Outstanding shares of the Company shall, for purposes of such calculation, include the number of shares of stock into which other securities or instruments issued by the Company are currently convertible (e.g., convertible preferred stock, convertible debentures, or warrants for Common Stock), but not outstanding options to acquire stock. At June 30, 2015 there were 2,623,210 shares available for grant under the plan (9% of the outstanding shares of 676,867,538 less options and restricted stock outstanding and exercised since inception).

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

On January 12, 2015 and February 23, 2015, the Board of Directors approved the grants of restricted stock unit awards (“RSU”) to core management members, other management and staff, pursuant to the terms of the 2006 Equity Incentive Plan. The total number of RSUs granted is 20,384,000 shares. Among these, the vesting schedules for the chairman, CEO and CFO (“core management”) are 100% vested at the grant date and the vesting schedules for the rest RSUs granted to other management and staff would be vested within the next four years equally. The Company used the market price of its share at grant date as the fair value of the RSUs in calculating the stock based compensation expense. The core management exercised all RSUs of 19,200,000 and all these shares were issued to them in March 2015 (See Note 17 — Stockholders’ Equity).

The following table summarizes the Company’s stock option activities for the six-month period ended June 30, 2015 and 2014:

	2015		2014
	Shares	Weighted- Average Exercise Price Per Share	Shares	Weighted- Average Exercise Price Per Share
Outstanding as of January 1,	25,429,000	$0.84	7,114,250	$0.20
Granted	8,682,000	1.83	—	—
Exercised	—	—	—	—
Forfeited	(490,000)	2.09	(559,250)	0.29

Outstanding as of March 31,	33,621,000	$1.08	6,555,000	$0.19

Granted	4,069,000	1.95	10,650,000	0.31
Exercised	—	—	—	—
Forfeited	(1,630,000)	1.33	(357,500)	0.29

Outstanding as of June 30,	36,060,000	$1.16	16,847,500	$0.27

The following table presents the exercise price and remaining life information about options exercisable at June 30, 2015:

Range of exercise price	Shares Exercisable	Weighted average remaining contractual life	Weighted average exercise price		Aggregate Intrinsic ($000)
$0.51 - $1.24	200,000	4.51		$1.24	$124
$0.30 - $0.50	3,254,500	2.93		0.37	4,865
$0.05 - $0.29	500,000	3.14		0.05	905

	3,954,500		$		$5,894

Changes in the Company’s non-vested stock awards are summarized as follows:

	Time-based Options		Restricted Stock
	Shares	Weighted Average Exercise Price Per Share	Shares	Weighted Average Grant Date Fair Value Per Share
Non-vested as of January 1, 2015	23,937,000	0.84	525,000	$0.75
Granted	8,682,000	1.83	20,384,000	1.66
Vested	—	—	(19,200,000)	1.67
Forfeited	(490,000)	2.09	—	—

Non-vested as of March 31, 2015	32,129,000	1.09	1,709,000	$1.66

Granted	4,069,000	1.95	—	—
Vested	(2,462,500)	0.33	—	—
Forfeited	(1,630,000)	1.33	—	—

Non-vested as of June 30, 2015	32,105,500	1.24	1,709,000	$1.66

19. Income Taxes

The Company calculates its interim income tax provision in accordance with ASC 740-270 — Income Taxes. At the end of each interim period, the Company estimates the annual effective tax rate and applies that rate to its ordinary quarterly earnings. The tax expense or benefit related to significant, unusual, or extraordinary items that will be separately reported or reported net of their related tax effect, is recognized in the interim period in which those items occur. The Company evaluates its ability to recover deferred tax assets, in full or in part, by considering all available positive and negative evidence, including past operating results and our forecast of future taxable income on a jurisdictional basis. The Company bases its estimate of current and deferred taxes on the tax laws and rates that are currently in effect in the appropriate jurisdiction. Changes in laws or rates may affect the tax provision as well as the amount of deferred tax assets or liabilities.

The effective income tax rate of the Company for the six-month period ended June 30, 2015 and 2014 was (2.6)% and (0.0)%, respectively, and the three-month period ended June 30, 2015 and 2014 was (4.4)% and (0.0)%, respectively. For both 2015 and 2014, the Company expects to generate taxable income in certain jurisdictions while still experiencing an overall worldwide loss.

The Company and its subsidiaries did not have any unrecognized tax benefits or liabilities as of June 30, 2015 and December 31, 2014 except for the unrecognized tax liabilities relating to undistributed earnings for the Company’s foreign subsidiaries (primarily the subsidiaries in the People’s Republic of China) that will be permanently reinvested of $5.6 million and $8.8 million respectively. The Company does not anticipate that its unrecognized tax benefits or liability position will change significantly over the next twelve months.

20. Net Loss Per Share of Common Stock

Basic loss per share is computed by dividing income attributable to common shareholders by the weighted-average number of common shares outstanding for the period. Diluted loss per share reflects the potential dilution of shares by adding other Common Stock equivalents, including Common Stock options, warrants, and restricted Common Stock, in the weighted average number of common shares outstanding for a period, if dilutive. Potentially dilutive shares are excluded from the computation if their effect is anti-dilutive. As a result of the net loss for the six-month and three-month periods ended June 30, 2015 and 2014, there is no dilutive impact to the net loss per share calculation for the period.

The following table presents the calculation of basic and diluted net loss per share:

	For the Three Months Ended		For the Six Months Ended
	June 30, 2015	June 30, 2014	June 30, 2015	June 30, 2014

Numerator:
Net loss attributable to stockholders	$(14,152)	$(1,340)	$(51,604)	$(2,170)

Denominator:
Basic and diluted weighted-average common shares	605,589,978	204,395,775	595,100,462	201,322,191

Basic net loss per share	$(0.02)	$(0.01)	$(0.09)	$(0.01)
Diluted net loss per share	(0.02)	(0.01)	(0.09)	(0.01)

21. Commitments and Contingencies

Commitments

Guarantee — on December 22, 2009, in connection with an equity funding of STP related to the Aerojet 1 solar development project, the Company along with STP’s other investors entered into a Guaranty (“Guaranty”) to provide the equity investor, Greystone Renewable Energy Equity Fund (“Greystone”), with certain guarantees, in part, to secure investment funds necessary to facilitate STP’s payment to the Company under the EPC. Specific guarantees made by Solar Power, Inc. include the following in the event of the other investors’ failure to perform under the operating agreement:

•	Operating Deficit Loans — the Company would be required to loan Master Tenant or STP monies necessary to fund operations to the extent costs could not be covered by Master Tenant’s or STP’s cash inflows. The loan would be subordinated to other liabilities of the entity and earn no interest; and

•	Exercise of Put Options — At the option of Greystone, the Company may be required to fund the purchase by Managing Member of Greystone’s interest in Master Tenant under an option exercisable for 9 months following a 63-month period commencing with operations of the Facility. The purchase price would be equal to the greater of the fair value of Greystone’s equity interest in Master Tenant or $1,000. This option has been exercised on December 30, 2014 and this guarantee has been released accordingly.

The Company has recorded on its Condensed Consolidated Balance Sheet the guarantees of $64 and $71 at June 30, 2015 and December 31, 2014. These amounts, less related amortization, are included in accrued liabilities. These guarantees for the Aerojet 1 project are accounted for separately from the financing obligation related to the Aerojet 1 project because they are with different counterparties.

Financing Obligation — the guarantees associated with Aerojet 1 constitute a continuing involvement in the project. While the Company maintains its continuing involvement, it will apply the financing method and, therefore, has recorded and classified the proceeds received of $10,335 and $10,911 from the project in financing and capital lease obligations. At June 30, 2015 and December 31 2014, $9,324 and $10,092, respectively, were recorded as noncurrent Financing and capital lease obligations, with $1,011 and $819 recorded as other current liabilities.

Performance Guaranty — on December 18, 2009, the Company entered into a 10-year energy output guaranty related to the photovoltaic system installed for STP at the Aerojet 1 facility in Rancho Cordova, CA. The guaranty provided for compensation to STP’s system lessee for shortfalls in production related to the design and operation of the system, but excluding shortfalls outside the Company’s control such as government regulation. The Company believes that the probability of shortfalls is unlikely and if they should occur they would be covered under the provisions of its current panel and equipment warranty provisions. At June 30, 2015 and December 31 2014, there continues to be no charges against the Company’s reserves related to this performance guaranty.

Product Warranties — The Company offer the industry standard warranty up to 25 years for its PV panels and industry standard five to ten years on inverter and balance of system components. Due to the warranty period, the Company bear the risk of extensive warranty claims long after the Company has shipped product and recognized revenue. In the Company’s cable, wire and mechanical assemblies business, the Company’s historically warranty claims have not been material. In the Company’s solar PV business, the greatest warranty exposure is in the form of product replacement.

During the quarter ended September 30, 2007 and continuing through the fourth quarter of 2010, the Company installed own manufactured solar panels. Other than this period, the Company only installed panels manufactured by unrelated third parties as well as the Company’s principal shareholder and formerly controlling shareholder, LDK. Certain PV construction contracts entered into during the recent years included provisions under which the Company agreed to provide warranties to the buyer. As a result, the Company recorded the provision for the estimated warranty exposure on these contracts within cost of sales. Since the Company do not have sufficient historical data to estimate its exposure, the Company have looked to its own historical data in combination with historical data reported by other solar system installers and manufacturers. Due to the absence of historical material warranty claims, the Company have not recorded a material warranty accrual related to solar energy systems as of June 30, 2015 and December 31, 2014.

Operating leases — The Company leases facilities under various operating leases, some of which contain escalation clauses, which expire through 2020. The Company also leases vehicles under operating leases. Rental expenses under operating leases included in the statement of operations were $919 and $50 for the three-month period ended June 30, 2015 and 2014 respectively and $1,355 and $116 for the six-month period ended June 30, 2015 and 2014 respectively.

Future minimum payments under all of our non-cancelable operating leases are as follows as of June 30, 2015:

2015 (remaining six months)	$1,109
2016	2,061
2017	1,640
2018	1,278
2019	746
2020	628
Thereafter	7,883

$15,345

Capital commitments — As of June 30, 2015 and December 31, 2014, the Company had capital commitments of approximately $101,924 and $59,354 respectively. The capital commitments were solely related to contracts signed with vendors for procurement of services or PV related products used for the construction of solar PV systems being developed by the Company.

The capital commitments as at balance sheet dates disclosed above do not include those incomplete acquisitions for investment and business as at balance sheet dates as the agreements could either be terminated unconditionally without any penalty or cancelable when the closing conditions as specified in the agreements could not be met. The occurrence of non-fulfillment of those closing conditions are not considered as remote.

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

22. Related Party Transactions

During the six-month period ended June 30, 2015, the total fund raised from individual investors through Solar Energy amounted to $45,806 ($37,028 for the three-month period ended June 30, 2015), of which $5,189 ($2,308 for the three-month period ended June 30, 2015) was settled by the coupon issued by the Company to individual investors and $28,782 ($24,023 for the three-month ended June 30, 2015) had been received by the Company from Solar Energy as of June 30, 2015 and Solar Energy charged $133 ($46 for the three-month period ended June 30, 2015) as commission fee to the Company at 1% of the fund principal as discussed in Note 1 — Description of Business and Basis of Presentation. As of June 30, 2015 and December 31, 2014, the Company had other receivable of $11,702 and nil from Solar Energy for the fund received from the individual investors on behalf of the Company by Solar Energy after the reduction of its commission fee.

During the six-month period ended June 30, 2015, the total fund redeemed to individual investors through Solar Energy amounted to $19,237 ($16,202 for the three-month period ended June 30, 2015), of which $15,871 ($13,720 for the three-month period ended June 30, 2015) had been repaid by the Company to Solar Energy as of June 30, 2015. As of June 30, 2015 and December 31, 2014, the Company had Other liabilities, related party of $3,366 and nil to Solar Energy for the fund repaid to the individual investors on behalf of the Company by Solar Energy.

During the six-month period ended June 30, 2015, the Company issued certain coupons to LDK Jiangxi and Liuxin with total face value of $779 (nil for the three-month period ended June 30, 2015) and $582, (nil for the three-month period ended June 30, 2015) respectively. LDK Jiangxi is a wholly owned subsidiary of LDK Solar Co., Ltd. (“LDK”), principle shareholder of SPI. Liuxin is wholly owned by Mr. Peng’s father. As of June 30, 2015, all coupons issued to these parties had been redeemed through the on-line platform owned by Solar Energy. The Company recognized the coupons issued to LDK Jiangxi and Liuxin, based on the face value of the coupons, by netting off Accounts payable, related parties of $779 in the condensed consolidated balance sheet and selling, marketing and customer service expenses of $582 (nil for the three-month period ended June 30, 2015) in the condensed consolidated statements of operations, respectively.

During the six-month period ended June 30, 2015, the Company paid commission fee of $3 million (nil for the three-month ended June 30, 2015) to SUPERMERCY Limited (“SUPERMERCY”) in respect of certain funds raised by the Company through the issuance of the Company’s common stock. Pursuant to a client introducing agreement entered with SUPERMERCY on September 10, 2014, the Company agreed to pay SUPERMERCY commission at 3% of funds successfully raised by the Company that had been resulted from the services rendered by SUPERMERCY. The commission fee was direct costs incurred for the issuance of common stock and was recognized as a deduction from the additional paid in capital within the stockholders’ equity.

As of June 30, 2015 and December 31, 2014, the Company had prepaid $12 and $nil to LDK’s supplier for the purchase deposit on behalf of LDK.

As of June 30, 2015 and December 31, 2014, the Company had prepaid $2,000 and $nil respectively to LDK as down payment to acquire three PV solar projects located in Italy and US from LDK. On March 30, 2015, the Company entered into a share purchase agreement (the “Share Purchase Agreement”) with LDK’s subsidiaries (collectively, the “LDK Sellers”). Pursuant to the Share Purchase Agreement, the Company agreed to purchase from the Sellers (i) 100% equity interest in LD THIN S.R.L, a limited liability company incorporated in Italy, (ii) 54.1% equity interest in LAEM S.R.L, a limited liability company incorporated in Italy, and (iii) 100% equity interest in North Palm Springs Investments, LLC, a limited liability company incorporated in California, for an aggregate cash consideration of US$2,390. The Company will also assume certain indebtedness contemplated in the Share Purchase Agreement up to a maximum amount to be agreed upon among the Company and the Sellers prior to the closing date of the transaction. The transaction is subject to several closing conditions including completion of satisfactory due diligence. This acquisition has not been consummated as of the date of issuance of these financial statements.

As of June 30, 2015 and December 31, 2014, the Company owed to LDK of $50 and $nil as LDK made salary payment to certain employees on behalf of the Company, respectively.

As of June 30, 2015 and December 31, 2014, the Company had accounts payable to LDK of $29,282 and $34,150, respectively, primarily related to purchases of solar panels for solar development projects. On December 30, 2014, the Company entered into a Settlement and Mutual Release with its principal shareholder, LDK, pursuant to which LDK HK agreed to release and discharge the Company from all actions, claims, demands, damages, obligations, liabilities, controversies and executions arising out of the Company’s payables to LDK HK and its subsidiaries, in exchange for an aggregate settlement amount of $11,000. Payables of $32,680 net against receivables of $3,905, amounting to payable of $28,775, as of December 30, 2014, were subject to such agreement. Under the Agreements, LDK and the Company agreed to settle the outstanding payables according to a predetermined payment schedule. However, LDK has the right to cancel all discounts if any installment payment delayed for more than 30 days. Therefore, the Company did not derecognize the waived liability of $17,775 from its consolidated balance sheet as of December 31, 2014, considering the payment has not been fully settled. During the six-month period ended June 30, 2015, the Company paid $6,000 to LDK according to the predetermined payment schedule. Excluding liability of $17,775 to be waived under condition, the accounts payable included the remaining amount of $5,000 and purchasing solar panels payable of $6,507 for solar development projects as of June 30, 2015. The solar panels purchased from LDK during the six-month and three-month periods ended June 30, 2015 amounted to $2,143 (2014: nil) and $1,221 (2014: nil) respectively. The Company also consigned LDK to process solar cells to solar panels for its on-line platform business in 2015. The processing fee charged by LDK amounted to $1,383 (2014: nil) and $825 (2014: nil) during the six-month and three- month periods ended June 30, 2015.

23. Subsequent Events

On April 17, 2015, the Company and ZBB Energy Corporation (“ZBB”), a Wisconsin corporation, entered into a Securities Purchase Agreement pursuant to which ZBB will issue and sell to the Company for an aggregate purchase price of $33,390 which is to be settled in cash, a total of (i) 8,000,000 shares (the “Purchased Common Stock”) of ZBB’s common stock based on a purchase price per common share of $0.6678 and (ii) 28,048 shares of the ZBB’s convertible preferred stock (the “Purchased Convertible Preferred Stock”) which are convertible into an aggregate of 42,000,000 shares of common stock, representing a purchase price of $0.6678 per common stock on as if converted basis, over a four-year period with 25% of issued Purchased Convertible Preferred Stock became convertible in each of the next four years if the Company meets certain conditions relating to the Company’s purchases of minimum megawatt of solar related products from ZBB in each of the next four years as set out in the Securities Purchase Agreement. The purchase prices of the products are not fixed and determinable in the agreements. Pursuant to the Securities Purchase Agreement, ZBB also agreed to issue to the Company a warrant for an aggregate purchase price of $36,729 to purchase 50,000,000 shares of Common Stock with a per share exercise price equal to $0.7346 after all of the Purchased Convertible Preferred Stock became convertible. The aggregate of the Purchased Common Stock and Purchased Convertible Preferred Stock on as-if-converted basis accounted for 20% of ZBB’s equity interests at the date of the Securities Purchase Agreement. The consummation of the Securities Purchase Agreement is subject to certain closing conditions. On July 13, 2015, all closing conditions relating to the Securities Purchases Agreement was met. The Purchased Common Stock and Purchased Convertible Preferred Stock over ZBB have been issued to the Company.

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

The following discussion is presented on a consolidated basis, and analyzes our financial condition and results of operations for the three and six months ended June 30, 2015 and 2014. Unless the context indicates or suggests otherwise, reference to “we”, “our”, “us” and the “Company” in this section refers to the consolidated operations of Solar Power, Inc. and its subsidiaries, as defined in Note 1 — Description of Business and Basis of Presentation to the Condensed Consolidated Financial Statements.

Overview

We are a leading provider of PV solutions for business, residential, government and utility customers and investors. We provide a full spectrum of EPC services to third party project developers, as well as develop, own and operate solar projects that sell electricity to the grid in multiple countries, including China, the U.S., the U.K., Panama, Greece, Japan and Italy. Prior to 2014, we were primarily engaged in providing EPC services to developers in the U.S. We were also engaged in the development, manufacture and marketing of a variety of PV modules, the key components of solar parks that convert sunlight into electricity, and balance-of-system components, including our in-house brand. We have discontinued our manufacturing business and liquidated our research and development function. Starting from 2014, we expanded our full spectrum EPC service business to China, where we provided comprehensive and quality services to large solar projects in China. In addition, we commenced our global project development business by ramping up our portfolio of global solar projects, including projects that we plan to hold in the long term and derive electricity generation revenue from under our IPP model, and projects that we plan to sell in the future when we are presented with attractive opportunities under our build-and-transfer model, or BT model. Solar projects in our current portfolio include projects at all stages of development, including projects in operation, projects under construction and projects in pipeline. We grow our project portfolio through acquisitions or greenfield project origination. We act as a secondary developer for the projects we acquire which are under construction or in pipeline at the time they are added to our portfolio. We have also acted as a primary developer for projects that we originated.

As a market innovation, in early 2015, the platform of www.solarbao.com primarily targeting retail investors residing in China and a first-of-its-kind online energy e-commerce and investment platform, was launched by Solar Energy E-Commerce (Shanghai) Limited, or Solar Energy E-Commerce. Our PRC subsidiary, Yan Hua Internet Technology (Shanghai) Co., Ltd., has entered into a series of contractual arrangements with Solar Energy E-Commerce and its shareholders. Legal enforceability of these contractual arrangements has not been established and we are in the process of establishing a new corporate structure for the e-commerce business under which this platform will be migrated into a newly-established domestic company and one of our PRC subsidiaries will enter into a new set of contractual arrangements with the domestic company. We expect to be able to consolidate the financial results of the newly-established domestic company as a variable interest entity in our financial statements. This platform enables China-based individual and institutional investors to purchase PV-based investments and enables retail customers to purchase solar kits should they plan on building DG projects. Aside from being an independent revenue generating business, this e-commerce and investment platform is also being utilized by us as a financing channel for our DG projects. As of August 14, 2015, there were approximate 1,519,573 registered users with 873,231 active customer accounts with approximately $96 million fulfilled orders of PV-based investment products on this platform.

Critical Accounting Policies and Estimates

For a description of our critical accounting policies and estimates, please refer to the “Critical Accounting Policies and Estimates” section of our Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in our Annual Report on Form 10-K for the year ended December 31, 2014. There have been no material changes in any of our critical accounting policies and estimates during the six months ended June 30, 2015.

Results of Operations

Three and six months ended June 30, 2015, as compared to three and six months ended June 30, 2014

Net sales

Net sales were $43.7 million and $6.3 million for the three months ended June 30, 2015 and 2014, respectively, an increase of $37.4 million, or 593.7%. Net sales were $59.9 million and $9.9 million for the six months ended June 30, 2015 and 2014, respectively, an increase of $50.0 million, or 505.1%. The increase in net sales for the three and six months ended June 30, 2015 over the comparative period was primarily due to: (i) our successful expansion into the China market resulting in the EPC revenue generated from China operations and (ii) the BT revenue generated from UK project. We generated revenue from the provision of EPC services to a 30.0 MW DG solar project in Zhongwei County, Ningxia Autonomous Region, China, or the Zhongwei Project; a 30.0 MW DG solar project in Alashan County, Inner Mongolia Autonomous Region, China, or the Alashan Project and a 20.0 MW DG solar project in Ulanqab, Inner Mongolia Autonomous Region, China, or the Ulanqab Project, in the aggregate amount of $5.9 million during the three months ended June 30, 2015, and $18.9 million during the six months ended June 30, 2015. We generated BT revenue from a 9.5 MW grange farm project in UK, in the amount of $16.1 million during the three and six months ended June 30, 2015.

Cost of goods sold

Cost of goods sold was $38.3 million (87.6% of net sales) and $5.8 million (92.1% of net sales) for the three months ended June 30, 2015 and 2014, respectively, an increase of $32.5 million, or 560.3%. Cost of goods sold was $49.3 million (82.3% of net sales) and $9.2 million (92.9% of net sales) for the six months ended June 30, 2015 and 2014, respectively, an increase of $40.1 million, or 435.9%. Total cost of goods sold was in line with our expansion of business operations in China for the provision of EPC services to solar projects located in China and the BT services in UK, mainly including costs of goods sold for the Zhongwei Project, the Alashan Project, the Ulanqab Project and the grange farm project, in the aggregate amount of $20.1 million for the three months ended June 30, 2015 and $29.8 million for the six months ended June 30, 2015.

Gross margins were 12.4% and 7.9% for the three months ended June 30, 2015 and 2014, respectively. Gross margins were 17.7% and 7.1% for the six months ended June 30, 2015 and 2014, respectively. The increase in gross margin for the three and six months ended June 30, 2015 over that of the comparative period was due to our business expansion in China and the relatively high margins of our EPC business in China.

General and administrative expenses

General and administrative expenses were $10.8 million (24.7% of net sales) and $1.1 million (17.5% of net sales) for the three months ended June 30, 2015 and 2014, respectively, an increase of $9.7 million, or 881.8%. General and administrative expenses were $49.9 million (83.3% of net sales) and $2.1 million (21.2% of net sales) for the six months ended June 30, 2015 and 2014, respectively, an increase of $47.8 million, or 2,276.2%. Our general and administrative expenses during the three months ended June 30, 2015 mainly consisted of the stock-based awards to our management, payroll expenses, and professional service fee such as legal and audit fees, in the amount of $1.3 million, $2.7 million, and $3.8 million, respectively. Our general and administrative expenses during the six months ended June 30, 2015 mainly consisted of the stock-based awards to our management, payroll expenses, and professional service fee such as legal and audit fees, in the amount of $34.2 million, $4.6 million, and $6.5 million, respectively. The increase in general and administrative expenses for the three and six months ended June 30, 2015 over the comparative period was in line with our business expansion during the current period.

Sales, marketing and customer service expenses

Sales, marketing and customer service expenses were $6.7 million (15.3% of net sales) and $0.04 million (0.6% of net sales) for the three months ended June 30, 2015 and 2014, respectively, an increase of $6.66 million, or 16,650%. Sales, marketing and customer service expenses were $12.4 million (20.7% of net sales) and $0.4 million (4.0% of net sales) for the six months ended June 30, 2015 and 2014, respectively, an increase of $12.0 million, or 3,000%. Our sales, marketing and customer service expenses during the three months ended June 30, 2015 mainly consisted of advertising expenses and payroll expenses for marketing personnel, in the amount of $2.8 million and $2.3 million, respectively. Our sales, marketing and customer service expenses during the six months ended June 30, 2015 mainly consisted of advertising expenses and payroll expenses for marketing personnel, in the amount of $6.3 million and $3.5 million, respectively. The increase in sales, marketing and customer service expenses for the three and six months ended June 30, 2015 over the comparative period was in line with our business expansion during the current period.

Interest expense

Interest expense was $2.5 million and $1.1 million, respectively, for the three months ended June 30, 2015 and 2014. Interest expense was $3.9 million and $1.2 million, respectively, for the six months ended June 30, 2015 and 2014. We expect that interest expense will continue to fluctuate in the future depending on the amounts and relevant interest rates of debt financing utilized in our operations.

Interest income

Interest income was $1.3 million and $0.4 million for the three months ended June 30, 2015 and 2014, respectively. Interest income was $1.7 million and $0.8 million for the six months ended June 30, 2015 and 2014, respectively. Interest income represents income earned from bank deposits, short-term investments and notes receivable.

Income tax expense

We had income tax expense of $0.6 million and nil for the three months ended June 30, 2015 and 2014, respectively. Our income tax expense was $1.3 million and nil for the six months ended June 30, 2015 and 2014, respectively. Our effective income tax rate for the three months ended June 30, 2015 and 2014 was negative 4.4% and zero, respectively. Our effective income tax rate for the six months ended June 30, 2015 and 2014 was negative 2.6% and zero, respectively. For both 2015 and 2014, we expect to generate taxable income in certain jurisdictions while experiencing an overall worldwide loss. The negative rate for the three and six months ended June 30, 2015 is a result of the tax liability of certain loss generating subsidiaries of ours in jurisdictions that cannot be offset by valuation allowance reserves resulted from losses incurred by subsidiaries in certain other jurisdictions.

Liquidity and Capital Resources

A summary of the sources and uses of cash and cash equivalents is as follows (in thousands):

	For the Six Months Ended June 30,
	2015	2014
Net cash used in operating activities	$(135,247)	$(7,970)
Net cash generated from/(used in) investing activities	17,916	(586)
Net cash generated from financing activities	75,167	13,490
Effect of exchange rate changes on cash	(26)	(111)

Net (decrease)/increase in cash and cash equivalents	$(42,190)	$4,823

As of June 30, 2015 and December 31, 2014, we had $114.4 million and $156.5 million, respectively, in cash and cash equivalents.

Operating Activities – Net cash used in operating activities of $135.2 million for the six months ended June 30, 2015 primarily consisting of (i) a net loss of $51.7 million, (ii) an increase in project assets of $26.4 million, (iii) an increase in restricted cash related to operating activities of $32.7 million, (iv) an increase in accounts receivable of $57.6 million, (v) an increase in prepaid expenses and other assets of $36.6 million and (vi) a decrease in accounts payable due to related parties of $4.1 million, partially offset by (i) stock-based compensation expense of $34.3 million, (ii) an decrease in costs and estimated earnings in excess of billings on uncompleted contracts of $31.5 million and (iii) an increase of accounts payable of $9.8 million.

Investing Activities – Net cash generated from investing activities was $17.9 million for the six months ended June 30, 2015, primarily as a result of (i) proceeds from disposal of short-term investments of $53.2 million and (ii) uplift of bank deposit with maturity over three months of $8.9 million, partially offset by (i) acquisition of short-term investments of $25.8 million, (ii) acquisitions of project assets of $11.6 million and (iii) placement of bank deposit with maturity over three months of $5.3 million.

Financing Activities – Net cash generated from financing activities was $75.2 million for the six months ended June 30, 2015, primarily consisting of (i) proceeds of $102.6 million from new short-term borrowings, (ii) net proceeds of $37 million from the issuance of our unregistered shares of common stock to various non-U.S. persons, (iii) proceeds of $20.0 million from issuance of convertible note and (iv) net proceeds of $6.0 million from loans on solarbao platform through Solar Energy, partially offset by the repayment of short-term borrowings of $90.5 million.

Capital Resources and Material Known Facts on Liquidity

With a net loss of $51.7 million during the six months ended June 30, 2015, we had an accumulated deficit of $112.9 million as of June 30, 2015. During the six months ended June 30, 2015, we raised a substantial amount of cash from the unregistered issuance of shares of our common stock and convertible note to non-U.S. investors in private placements and from bank borrowings. We received $40.0 million and $20.0 million from non-U.S. investors in private placements for the unregistered issuance of shares of our common stock at the price between $2.0- $2.7 per share and for the issuance of convertible note. We also had short-term bank borrowings of an aggregate $63.4 million as of June 30, 2015 with an interest rate ranging between 2.4% and 6.6% per annum, which will mature between July 2015 and June 2016.

As of June 30, 2015, we had $114.4 million in cash and cash equivalents and $82.6 million in accounts receivable. As of June 30, 2015 and December 31, 2014, we had working capital of $44.9 million and $129.0 million, respectively.

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

Item 3. Qualitative and Quantitative Disclosures About Market Risk

Pursuant to Item 305(e) of Regulation S-K, the Company, as a smaller reporting company, is not required to provide the information required by this item.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation and under the supervision of our principal executive officer and our principal financial officer, reviewed and evaluated the effectiveness of the design and operation of our disclosure controls and procedures, as of June 30, 2015 for the interim period covered by this report, as required by Securities Exchange Act Rule 13a-15, and concluded that our disclosure controls and procedures are not effective to ensure that information required to be disclosed in our reports filed with the Securities and Exchange Commission pursuant to the Securities Exchange Act of 1934 is accumulated and communicated to management timely, including our principal executive officer and principal financial officer. Based on such an evaluation, our Chief Executive Officer and Chief Financial Officer concluded the Company’s disclosure controls and procedures were not effective as of the end of such period. In making this conclusion, the Company considered, among other factors, the previously identified material weaknesses as described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014 related to the application of generally accepted accounting principles to material complex and non-routine transactions as well as the lack of appropriate resources for appropriate segregation of duties.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The following table summarizes our unregistered sales of equity securities in the six months ended June 30, 2015:

Purchasers and their places of incorporation	Securities sold	Date of securities issued	Consideration	Exemptions from registration claimed	Terms of conversion or exercise	Dates of relevant Current Reports on Form 8-K filed with the SEC[1]
Forwin International Financial Holding Limited (Hong Kong) (“Forwin”)	5,000,000 shares of our common stock	January 16, 2015	$10.0 million, or $2.0 per share	Regulation S	N/A2	December 18, 2014
Central Able Investments Limited (Hong Kong) (“Central Able”)	2,500,000 shares of our common stock	January 30, 2015	$5.0 million, or $2.0 per share	Regulation S	N/A3	December 18, 2014
CECEP Solar Energy Hong Kong Co., Limited (Hong Kong) (“CECEP”)	5,722,977 shares of our common stock	January 30, 2015	equity interest in certain project companies owned by CECEP	Regulation S	N/A4	January 16, 2015
RE Capital Pte. Ltd. (“RE Capital”)	2,849,741 shares of our common stock	June 2, 2015	interest in certain solar projects owned by RE Capital	Regulation S	N/A5	April 17, 2015
Huang Zheng	338,679 shares of our common stock	June 4, 2015	services provided by a third party	Regulation S	N/A6	N/A
Solar Juice	14,073,354 shares of our common stock	June 11, 2015	80% equity interest in Solar Juice	Regulation S	N/A7	March 31, 2015

Note:

1.	The above summary of the unregistered sales of equity securities is qualified in its entirety by the full text of the relevant securities purchase agreements as exhibits to the Current Reports on Form 8-K filed with the SEC on the specified dates, which are incorporated by reference herein.
2.	On December 15, 2014, we entered into a share purchase agreement with Forwin, whereby we agreed to issue and sell to Forwin 5,000,000 shares of our common stock at $2.0 per share.
3.	On January 22, 2015, we entered into a share purchase agreement with Central Able, pursuant to which we agreed to issue and sell to Central Able 2,500,000 shares of our common stock at $2.0 per share.
4.	On January 16, 2015, we entered into a share purchase agreement with CECEP to purchase the equity interest in certain project companies from CECEP, part of the consideration for which would be in the form of our common stock.
5.	On April 15, 2015, we entered into a G.K. interest sale and purchase agreement with RE Capital, whereby we agreed to purchase entire G.K. interest of projects owned by RE Capital, part of the consideration for which would be in the form of our common stock.
6.	On January 19, 2015, we entered into an endorsement contract with Kimble Limited, whereby we agreed to issue and sell to Huang Zheng 338,679 shares of our common stock for a consideration of services provided by a third party.
7.	On March 31, 2015, we entered into a share purchase agreement with Solar Juice, whereby we agreed to issue and sell to Solar Juice Sellers 14,073,354 shares of our common stock for a consideration of 80% equity interest in Solar Juice.

The proceeds from the foregoing issuance of unregistered securities were for our general corporate purpose.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

None.

Item 6.	Exhibits

3.1	Amended and Restated Articles of Incorporation(1)

3.2	Amendment of Amended and Restated Articles(2)

3.3	Bylaws(1)

3.4	Specimen(3)

3.5	Certificate of Determination of Rights, Preferences, Privileges and Restrictions of the Series A Preferred Stock of Solar Power(4)

10.1	Exchange and Release Agreement dated December 26, 2013(5)

10.2	Form of Project Management Agreement(5)

10.3	Second Amended and Restated Operating Agreement for KDC Solar Mountain Creek Parent LLC dated February 18, 2014(5)

10.4	First Amended and Restated Exchange and Release Agreement dated April 17, 2014(6)

10.5	Third Amended and Restated Operating Agreement for KDC Solar Mountain Creek Parent LLC dated April 17, 2014(6)

10.6	Equity Cash Flow Letter dated April 17, 2014(6)

10.7	Julu County Ecological Agricultural Greenhouse Distributed 20MW Photovoltaic Power Generation Project General Contract by and between Hebei Yangpu New Energy Technology Co., Ltd. and Xinyu Xinwei New Energy Co., Ltd. dated October 14, 2014(7)

10.8	Julu County Ecological Agricultural Greenhouse Phase Two 30MW Photovoltaic Power Generation Project General Contract by and between Hebei Yangpu New Energy Technology Co., Ltd. and Xinyu Xinwei New Energy Co., Ltd. dated October 14, 2014(7)

10.9	Julu County Ecological Agricultural Greenhouse Phase One 50 MW Photovoltaic Power Generation Project General Contract by and between Hebei Yangpu New Energy Technology Co., Ltd. and Xinyu Xinwei New Energy Co., Ltd. dated October 14, 2014(7)

10.10	Translation of Cooperation Framework Agreement by and between SPI Solar Power Suzhou Co., Ltd. and GD Solar Co., Ltd. dated October 22, 2014(8)

10.11	Translation of Share Purchase Agreement by and between SPI Solar Power Suzhou Co., Ltd. and China Energy Power Group Operation and Maintenance Management Jiangsu Co., Ltd. dated October 22, 2014(8)

10.12	Translation of Share Purchase Agreement by and between SPI Solar Power Suzhou Co., Ltd. and Liaoning Xinda New Energy Investment Co., Ltd. dated October 22, 2014(8)

10.13	Translation of Share Purchase Agreement by and between SPI Solar Power Suzhou Co., Ltd., Beijing Taihedafang Investment Development Co., Ltd. and Xinghe Chaerhu Development Co., Ltd. dated October 22, 2014(8)

10.14	Translation of Share Purchase Framework Agreement by and between SPI Solar Power Suzhou Co., Ltd. and ZhongNeng GuoDian Green Ecological Cooperation and Development Jiangsu Co., Ltd. dated October 22, 2014(9)

10.15	Translation of Share Purchase Agreement by and between SPI Solar Power Suzhou Co., Ltd. and ZhongNeng GuoDian New Energy Development and Investment Jiangsu Co., Ltd. dated October 22, 2014(9)

10.16	Convertible Promissory Note Purchase Agreement by and between Solar Power, Inc. and Brilliant King Group Ltd. dated December 12, 2014(10)

10.17	Convertible Promissory Note Purchase Agreement by and between Solar Power, Inc. and Poseidon Sports Limited dated December 12, 2014(10)

10.18	Convertible Promissory Note Purchase Agreement by and between Solar Power, Inc. and Union Sky Holding Group Limited dated December 15, 2014(10)

10.19	Purchase Agreement by and between Solar Power, Inc. and Forwin International Financial Holding Limited dated December 12, 2014(10)

10.20	Stock Purchase Agreement by and among CECEP Solar Energy Hong Kong Co., Limited, SPI China (HK) Limited and Solar Power, Inc. dated January 15, 2015(11)

10.21	Option Agreement by and between Solar Power, Inc. and Central Able Investments Limited dated January 22, 2015(12)

10.22	English translation of Exclusive Consultancy and Service Agreement by and between Yan Hua Internet Technology (Shanghai) Co., Ltd. and Solar Energy E-Commerce (Shanghai) Limited dated March 26, 2015(13)

10.23	English translation of Proxy Voting Agreement by and among Yan Hua Internet Technology (Shanghai) Co., Ltd., Solar Energy E-Commerce (Shanghai) Limited and shareholders of Solar Energy E-Commerce (Shanghai) Limited dated March 26, 2015(13)

10.24	English translation of Equity Interest Pledge Agreement by and among Yan Hua Internet Technology (Shanghai) Co., Ltd., Solar Energy E-Commerce (Shanghai) Limited and shareholders of Solar Energy E-Commerce (Shanghai) Limited dated March 26, 2015(13)

10.25	English translation of Exclusive Call Option Agreement by and among Yan Hua Internet Technology (Shanghai) Co., Ltd., Solar Energy E-Commerce (Shanghai) Limited and shareholders of Solar Energy E-Commerce (Shanghai) Limited dated March 26, 2015(13)

10.26	Share Purchase Agreement by and among SPI China (HK) Limited, LDK Solar Europe Holding S.A. and LDK Solar USA, Inc. dated March 30, 2015(14)

10.27	Share Purchase Agreement by and among SPI China (HK) Limited., Andrew Burgess, Rami Fedda and Allied Energy Holding Pte Ltd dated March 31, 2015(14)

10.28	Membership Interest Purchase Agreement by and among Solar Power, Inc., William Hedden, as Trustee of the William H. Hedden and Sandra L. Hedden Trust, Stephen C. Kircher, the chief strategy officer of SPI, as Trustee of the Kircher Family Irrevocable Trust dated December 29, 2004, and Steven Kay dated March 31, 2015(15)

10.29	GK Interest Sale and Purchase Agreement by and between SPI Solar Japan G.K. and Re Capital K.K. dated April 15, 2015(16)

10.30	Securities Purchase Agreement by and between ZBB Energy Corporation and Solar Power, Inc. dated April 17, 2015(16)

10.31	Translation of Share Purchase Agreement by and among Solar Power, Inc., Meitai Investment (Suzhou) Co., Ltd., Zhong Junhao, Li Jin, Tong Ling Hong Xin Ling Xiang Investment Partnership, Shanghai Yi Ju Sheng Yuan Investment Center, Shanghai Ninecity Investment Holding (Group) Ltd., Shanghai Yi Ju Sheng Quan Equity Investment Center, Shanghai Panshi Investment Co., Ltd. and Shanghai All-Zip Roofing System Group Co., Ltd. dated April 30, 2015(17)

10.32	Purchase Agreement by and between Solar Power, Inc. and Yes Yield Investments Limited dated May 4, 2015(18)

10.33	Option Agreement by and between Solar Power, Inc. and Yes Yield Investments Limited dated May 4, 2015(18)

10.34	Agreement and Plan of Merger and Reorganization by and among Solar Power, Inc., SPI Energy Co., Ltd. and SPI Merger Sub, Inc. dated May 8, 2015(19)

10.35	Translation of Share Purchase Agreement by and among Solar Power, Inc., Convertergy II Holdings Limited, Convertergy I Holdings Limited and Convertergy Energy Technology Co., Ltd. dated May 8, 2015(19)

10.36	Convertible Promissory Note Purchase Agreement by and between Solar Power, Inc. and Vision Edge Limited dated June 15, 2015 (20)

10.37	Option Agreement by and between Solar Power, Inc. and Vision Edge Limited dated June 15, 2015 (20)

10.38	Supply Agreement between ZBB Energy Corporation and Solar Power, Inc. dated July 13, 2015 (21)

10.39	Governance Agreement between ZBB Energy Corporation and Solar Power, Inc. dated July 13, 2015 (21)

21.1	List of subsidiaries(13)

31.1	Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Calculation Presentation Document

(1)	Incorporated by reference to Form 8-K filed with the SEC on February 20, 2007.
(2)	Incorporated by reference to Form 8-K filed with the SEC on May 6, 2014.
(3)	Incorporated by reference to the Form SB-2 filed with the SEC on January 17, 2007.
(4)	Incorporated by reference to Form 8-K filed with the SEC on January 6, 2011.
(5)	Incorporated by reference to Form 8-K filed with the SEC on February 21, 2014.
(6)	Incorporated by reference to Form 8-K filed with the SEC on April 23, 2014.
(7)	Incorporated by reference to Form 8-K filed with the SEC on October 17, 2014.
(8)	Incorporated by reference to Form 8-K filed with the SEC on October 23, 2014.
(9)	Incorporated by reference to Form 8-K filed with the SEC on October 24, 2014.
(10)	Incorporated by reference to Form 8-K filed with the SEC on December 18, 2014.
(11)	Incorporated by reference to Form 8-K filed with the SEC on January 16, 2015.
(12)	Incorporated by reference to Form 8-K filed with the SEC on January 23, 2015.
(13)	Incorporated by reference to Form 10-K filed with the SEC on March 31, 2015.
(14)	Incorporated by reference to Form 8-K filed with the SEC on March 31, 2015.
(15)	Incorporated by reference to Form 8-K filed with the SEC on April 6, 2015.
(16)	Incorporated by reference to Form 8-K filed with the SEC on April 17, 2015.
(17)	Incorporated by reference to Form 8-K filed with the SEC on April 30, 2015.
(18)	Incorporated by reference to Form 8-K filed with the SEC on May 7, 2015.
(19)	Incorporated by reference to Form 8-K filed with the SEC on May 11, 2015.
(20)	Incorporated by reference to Form 8-K filed with the SEC on June 15, 2015.
(21)	Incorporated by reference to Form 8-K filed with the SEC on July 14, 2015.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report on Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized.

SOLAR POWER, INC.

Date: August 14, 2015

/s/ Amy Jing Liu
Amy Jing Liu
Chief Financial Officer (Principal Accounting Officer and Principal Financial Officer)