Form 10-K/A
period 2014-12-31
Solar Power, Inc.
filed 2015-09-03
CIK 1210618

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2014

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from:                      to                     .

Commission File Number 000-50142

SOLAR POWER, INC.

(Exact name of registrant as specified in its charter)

California	20-4956638
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification Number)

3500 Douglas Boulevard, Suite 240 Roseville, California	95661-3888
(Address of Principal Executive Offices)	(Zip Code)

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

The aggregate market value of voting stock held by non-affiliates computed by reference to the price at which the common equity was last sold as of the last business day of the registrant’s most recently completed second fiscal quarter, June 30, 2014, was $14.2 million. For purposes of this computation, it has been assumed that the shares beneficially held by directors and officers of registrant were “held by affiliates”; this assumption is not to be deemed to be an admission by such persons that they are affiliates of registrant.

The number of shares of registrant’s common stock outstanding as of August 28, 2015 is 629,664,618.

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

Explanatory Note

This Amendment No. 1 (“Amendment No. 1”) to the Annual Report on Form 10-K of Solar Power, Inc. for the fiscal year ended December 31, 2014 as filed with the Securities and Exchange Commission (the “SEC”) on March 31, 2015 (the “2014 Annual Report”) is being filed to respond to certain comments of the staff of the SEC.

Except as specifically referenced herein, this Amendment No. 1 does not reflect any event occurring after March 31, 2015, the filing date of the 2014 Annual Report, nor does it modify or update the disclosure contained in the 2014 Annual Report that may be affected by subsequent events. Unless otherwise indicated herein, each capitalized term used and not defined herein shall have the meaning ascribed to such term in the 2014 Annual Report.

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

CONVENTIONS THAT APPLY TO THIS ANNUAL REPORT

Unless otherwise indicated and except where the context otherwise requires, in this annual report on Form 10-K:

•	“we,” “us,” “our company,” “our,” or “SPI” refer to Solar Power, Inc., a California company, and its current and former subsidiaries for the relevant periods;

•	“2013” and “2014” refer to our fiscal years ended December 31, 2013 and 2014, respectively;

•	“AUD” and “Australian Dollar” refer to the legal currency of Australia;

•	“China” and “PRC” refer to the People’s Republic of China, excluding, for purposes of this annual report, Taiwan, Hong Kong and Macau;

•	“DG” refers to distributed generation;

•	“EPC” refers to engineering, procurement and construction services;

•	“EUR” and “Euro” refer to the legal currency of the 19 countries comprising the euro area;

•	“FIT” refers to feed-in tariff(s);

•	“LDK” refers to LDK Solar Co., Ltd.;

•	“O&M” refers to operations and maintenance services;

•	“PV” refers to photovoltaic;

•	“RMB” and “Renminbi” refer to the legal currency of the People’s Republic of China;

•	“U.K.” refers to the United Kingdom;

•	“U.S.” refers to the United States of America; and

•	“watt” or “W” refers to the measurement of total electrical power, where “kilowatt” or “kW” means one thousand watts, “megawatts” or “MW” means one million watts and “gigawatt” or “GW” means one billion watts.

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

For our EPC service business, the scope of our work encompasses engineering design procurement of technical components from PV module and panel manufacturers and contracting of construction and installation, which reaches both upstream and downstream along the spectrum of the solar business value chain. We rigorously manage our engineering design quality, procurement supply chain and construction contractors. This level of design and supply chain management as well as construction quality control enables us to design, build and deliver world-class solar system configurations with components that can work optimally together. Our value-engineered system approach allows us to meet system design requirements while delivering highly efficient electric power output with a lifetime of reliable performance. In 2014, we focused on large solar projects in China, where the projects are eligible to receive various forms of government incentives and have access to funding options, and where we enjoy relatively high margins with respect to our EPC service business compared to projects in other jurisdictions. We derived approximately 83.3% of revenue from our EPC service business in China with an average gross profit margin of 17.0% for the year ended December 31, 2014. We also provide a comprehensive set of long-term O&M services over the anticipated life of a solar project for third party developers, including performance monitoring, system reporting, preventative maintenance and full warranty support. We have incurred net losses since our inception. We incurred net losses of $32.2 million and $5.2 million in 2013 and 2014, respectively.

For our global project development business, as of June 30, 2015, we had completed a series of acquisitions, consisting of (i) 26.6 MW of projects in Greece, acquired in December 2014 for a total consideration of US$140.5 million of its fair value, (ii) 20.0 MW of projects in China, acquired in December 2014 for a total consideration of RMB190 million (US$30.6 million), (iii) 33.6 MW of projects in the U.S., acquired in various dates in 2014 for a total consideration of US$31.5 million, and (iv) 4.3 MW of projects in Italy, acquired in February 2015 for a total consideration of US$11.8 million of its fair value. The Greek, Chinese and Italian projects were already connected to the grid and the U.S. projects were still under construction when the acquisitions were completed. During the six-month period ended June 30, 2015, we completed the construction of four PV solar projects in the U.S. and one PV solar project in UK and sold them to third parties at the consideration of $5.9 million and $16.1 million, respectively, which have been recognized as revenue accordingly. Acquisitions aside, we started to act as primary developer for a solar project in Japan in 2015, which had not commenced construction as of June 30, 2015.

As of June 30, 2015, we had started construction of an aggregate of 24.1 MW of projects in the U.K., 38.2 MW of projects in Japan and 32.4 MW of projects in the U.S. under our BT model. We anticipate that these projects will be connected to the grid by December 31, 2016.

We had 2,701.6 MW of projects in announced pipeline as of June 30, 2015. See “—Our Global Project Development Business—Our Project Portfolio.” We expect to complete the acquisition of, or commence permitting processes for, our projects in announced pipeline as soon as practicable. We believe these new additions, combined with our existing project portfolio, demonstrate our broad geographic reach and established presence across key solar markets and mitigate country-specific risks.

As a market first innovation, in early 2015 www.solarbao.com, primarily targeting retail customers residing in China and a first-of-its-kind online energy e-commerce and investment platform, was launched. This platform enables individual and institutional investors to purchase PV-based investments and enables retail customers to purchase solar kits should they plan on building DG projects. Aside from being an independent revenue generating business, this e-commerce and investment platform is also being utilized by us as a financing channel for our DG projects.

We raised a significant amount of cash for our working capital purposes from the issuance of shares of our common stock (“Shares”) and convertible notes in 2014 and 2015 to non-U.S. investors in private placements. In 2014 and 2015, we entered into various private placement share purchase agreements and option agreements with a number of non-U.S. investors and issued approximately 345.5 million unregistered Shares in reliance of Regulation S of the Securities Act, mostly at a per share purchase price benchmarked to the prevailing trading price of our Shares at the respective dates of these agreements, and raised an aggregate $218.9 million. We also raised $55.0 million of cash from issuing unregistered convertible notes to non-U.S. investors in reliance of Regulations S.

In December 2006, we became a public company through a reverse merger with Solar Power, Inc., then a Nevada corporation (formerly Welund Fund, Inc.). On March 31, 2011, LDK, a manufacturer of PV modules, obtained a controlling interest in Solar Power, Inc. through a significant investment that provided working capital and broader relationships to more aggressively pursue commercial and utility project opportunities globally. Prior to the expansion of our EPC service business and the commencement of our global project development business in 2014, LDK’s modules were used in a majority of the solar projects to which we provided EPC services; however, we maintained relationships with other module manufacturers for when circumstances required an alternative to LDK’s line of modules. See “Note 25—Related Party Transactions” to the to the Consolidated Financial Statements set forth under Item 8 herein for further discussion related to the accounts receivables and payables arising out of our historical dealings with LDK. Following the shifting of our strategic operational focus, we adopted a supplier-neutral approach for sourcing PV modules and panels for our acquired and independently developed projects in 2014 and 2015. Furthermore, consequent to the issuance of our Shares and convertible notes in private placements as described above, as of the date of this annual report, LDK beneficially owns 141,517,570 Shares or approximately 22.5% of our common stock, and is no longer our controlling shareholder.

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

We take into consideration technical specifications (such as size, type and power output), bid price, warranty and insurance programs, spectral response, performance in low light, nominal power tolerance levels, degradation rate, technical support and the reputation of the supplier when procuring project equipment. We typically require warranties in case of defects in materials or workmanship for duration of 10 years and a warranty for module capacity under normal testing conditions for a duration of 25 years (2-3% of capacity for the first year with a 0.5-0.8% linear degradation in capacity every year thereafter).

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

As of June 30, 2015, we have completed a series of acquisitions consisting of 26.6 MW of projects in Greece, 20.0 MW of projects in China, 33.6 MW of projects in the U.S. and 4.3 MW of projects in Italy. The Greek, Chinese and Italian projects were already connected to the grid when the acquisitions were completed, while the U.S. projects were still under construction. We also started to act as primary developer for a solar project in Japan in 2015, which had not commenced construction as of June 30, 2015. We had started construction of an aggregate of 24.1 MW of projects in the U.K., 38.2 MW of projects in Japan and 32.4 MW of projects in the U.S. as of June 30, 2015. We expect that all of these projects will be connected to the grid by December 31, 2016.

Aside from the completed acquisitions and commenced developments described above, we have also announced to acquire or develop a vast portfolio of projects. In October and November 2014, we entered into framework agreements to purchase a large portfolio of projects in China with an aggregate capacity of up to 668.5 MW from three large project developers, including a subsidiary of China Guodian Corporation, or Guodian, one of the five largest power producers in China and a state-owned enterprise. Once completed, these acquisitions as well as other projects we are developing will constitute significant additions to our global solar project portfolio. In October 2014, we entered into a cooperation framework agreement with Guodian to develop a total of 1.5 GW projects in China from 2015 to 2017. In March 2015, we entered into agreements with independent third parties with whom we will partner to develop and acquire a total of up to 237.8 MW of solar projects in the U.S. and Mexico and 108.0 MW of solar projects in Panama. In April 2015, SPI Solar Japan G.K., our wholly owned subsidiary, entered into a sale and purchase agreement with an independent third party to acquire the PV project companies which owned the development rights of approximately 30 MW of solar projects in Japan.

Most of our solar projects are subject to the FIT policies of the countries or regions where they operate. FIT refers to the national and local subsidies to solar power generation supported by the government. For the FIT terms of our projects, please refer to “—Our Solar Project Portfolio.”

Our Solar Project Portfolio

We expect our solar projects to have operational lives of 25 to 27 years. As of June 30, 2015, our solar project portfolio consisted of:

•	Projects in Operation – “Projects in operation” refers to projects connected to the grid and selling electricity. As of June 30, 2015, we had projects in operation with an attributable capacity of 50.9 MW in Greece, China and Italy, and these projects generated and sold 57.8 GWh of electricity in 2014.

•	Projects under Construction – “Projects under construction” refers to projects at the construction stage. We generally complete construction in three to six months after obtaining all the permits required for construction, if local climate and topographical conditions permit. We had 94.7 MW of projects under construction in the U.S., the U.K. and Japan as of June 30, 2015 and we expect substantially all of them to be connected to the grid by December 31, 2016.

•	Projects in Announced Pipeline – “Projects in announced pipeline” refers to projects that we have entered into definitive agreements to develop with a third party in which we expect to own a majority of the equity interest, and projects we have entered into definitive agreements to acquire.

The following summary sets forth our solar projects in operation, and solar projects under construction and solar projects in announced pipeline as of June 30, 2015.

Solar Projects in Operation*

Country	Project name	Gross capacity (MW)	Our equity holding	Attributable capacity (MW)	Ground / Roof-top	Connection date	FIT terms
Greece	Sinsin Renewable Investment Limited	26.6	100%	26.6	Ground	February to October 2013	EUR0.14- 0.38/kWh[a]
China	Gonghe County Xinte Photovoltaic Co., Ltd.	20.0	100%	20.0	Ground	December 2013	RMB1.00/kWh[b]
Italy	CECEP Solar Energy (Luxembourg) Private Limited Company; Italsolar S.r.l.	4.3	100%	4.3	Ground and Roof-top	December 2009	EUR0.22- 0.35/kWh

Total		50.9		50.9

a:	The PPA agreements did not fix the FIT. The FIT will be charged based on the relevant law in force in Greece. The current law in force is law 4254/2014. According the monthly FIT statements by the electricity supply bureau in Greece, the FIT range of the PV plants was EUR0.14~0.38/kwh in 2014.

b:	It is the government policy of Qinghai Province in China that the PV plants grid-connected at the end of 2013 are entitled with a total electricity price of RMB 1.0/kwh once approved by Development and Reform Committee of Qinghai Province, among which RMB 0.35/kwh is to be paid by State Grid Company directly as set out in the PPA agreement. The remaining part (RMB 0.65/kwh) will be paid as an additional tariff by central government through State Grid Company.

Solar Projects under Construction*

Country	Our equity holding	Number of solar projects	Attributable capacity (MW)	Ground / Roof-top	Scheduled connection date	FIT terms
U.K.	100%	3	24.1	Ground	2015	N/A	[1]
Japan	100%	11	38.2	Ground and roof-top	2015-2016	N/A	[1]
U.S.	100%	38	32.4	Ground	2015-2016	N/A	[1]

Total		52	94.7

1.	Intended by us to be BT projects as of June 30, 2015, and may be held as our IPP projects upon completion of construction if we determine that the return of owning the projects and selling electricity is more attractive.

As of June 30, 2015, the total capital expenditure incurred for our solar projects under construction amounted to approximately $93.8 million and we expect to incur additional $88.0 million to compete these projects. As the total capital expenditure may be affected by various factors including, among others, increases in cost of key equipment and materials, failure to obtain sufficient financing, unexpected engineering or environmental issues as well as changes in regulatory requirements, the actual total capital expenditure may deviate significantly from such estimates. We expect to finance construction of these projects using cash from our operations and private placements, bank borrowings, financial leases as well as other third-party financing options.

Solar Projects in Announced Pipeline*

•	In October 2014, we entered into a definitive cooperation framework agreement with Guodian to develop a total of 1.5 GW of solar projects from 2015 to 2017 in China. We will provide financing and Guodian will provide assistance on the permitting process and EPC services to the projects. We expect to own an 80 to 100% equity interest in these projects. In October and November 2014, we also entered into definitive framework agreements to purchase a vast portfolio of projects of up to 668.5 MW in China from Guodian and other independent third parties. In addition, we had 117 MW of projects under construction in China for which we provided EPC services and that we expect to acquire as of June 30, 2015.

•	In March 2015, we entered into a definitive joint development agreement with an independent third party to set up a joint venture which we will own a 75% equity interest in and utilize as a platform to develop more than 50.0 MW of water surface floating solar projects in the U.S. and Mexico.

•	In March 2015, we also entered into a definitive joint development agreement with the owner of the Sacramento Kings, a sports team belonging to the preeminent National Basketball Association, to install approximately 180.0 MW of roof-top solar projects on the team’s entertainment and sports center located in Sacramento, California, U.S.

•	In March 2015, we entered into a definitive joint development agreement with an independent third party, with whom we will partner and develop a total of up to 108.0 MW of solar projects in Panama.

•	In March 2015, we entered into a definitive agreement with an independent third party to develop a total of 25.1 MW of projects in the U.K.

•	In March 2015, we entered into a definitive share purchase agreement to acquire a controlling equity interest in 7.8 MW of operating projects in the U.S and 4.5 MW of operating projects in Italy. Closing of the purchase is subject to our satisfactory due diligence results on the projects, among others.

•	In April 2015, we entered into a sale and purchase agreement to acquire 100% of the equity interest in approximately 30 MW of solar projects in Japan. The acquisition is subject to several customary closing conditions.

*	Our project portfolio excludes projects for which we provide EPC services but in which we do not own any equity interest or expect to aquire as of this annual report.

Featured Markets

•	China. We entered the Chinese market in 2014. As of June 30, 2015, we owned one solar project in operation with a total capacity of 20.0 MW, located in Qinghai Province, China. In 2014, that solar project received approximately 2,112 irradiation hours. We also had 2,285.5 MW of projects in announced pipeline. In China, all of the projects in our portfolio are eligible to receive FIT.

•	U.S. We have been present in the U.S. market since our incorporation. As of June 30, 2015, we had 32.4 MW of solar projects under construction as well as 237.8 MW of projects in announced pipeline. In the U.S., all the projects under construction in our portfolio are eligible to receive FIT.

•	U.K. We entered the U.K. market in 2014. As of June 30, 2015, we owned three solar projects under construction with a total capacity of 24.1 MW. We also had 25.1 MW of solar projects in announced pipeline. In the U.K., all of the projects in our portfolio are eligible for FIT.

•	Greece. We entered the Greek market in 2014. As of June 30, 2015, we owned eight solar projects in operation with a total capacity of 26.6 MW. In 2014, those solar projects generated 37.7 GWh of electricity. In Greece, all of the projects in our portfolio are eligible for FIT.

•	Panama. We entered the Panamanian market in 2015. As of June 30, 2015, we had 108.0 MW of projects in announced pipeline that we expect to complete construction in 2017.

•	Japan. We entered the Japanese market in 2014. We had 38.2 MW of solar projects under construction and 40.7 MW of projects in announced pipeline as of June 30, 2015. In Japan, all of our projects are eligible to receive FIT.

•	Italy. We entered the Italian market in 2015. We had 4.3 MW of solar projects in operation and 4.5 MW of projects in announced pipeline as of June 30, 2015. In Italy, all of our projects are eligible to receive FIT.

Acquisition of Solar Projects

We made significant acquisitions of solar projects in 2014. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations— Recent Acquisition Activities.” We may keep acquiring completed solar projects or other assets from independent third-parties which we believe will synergize with our existing operations and expansion strategies. A majority of our directors must approve such acquisitions.

Our board of directors has formulated a uniform standard for assessing target assets with respect to the acquisition of solar projects, and such standard may be adjusted based on our company’s business, financial condition and results of operations from time to time. Our board of directors considers the following criteria when assessing potential acquisitions, among others:

•	the internal rate of return of the project prior to leverage, taking into consideration of applicable FIT or PPA rate, and other applicable government incentives;

•	our ratio of debt-service coverage;

•	the solar irradiation hours of the project, after discounting for performance;

•	the use of financeable and reliable brands for and technical specifications of the key components, including modules, invertors, mounting systems, racks/tracking systems, and EPC integration services;

•	any performance guarantees required, as well as any compensation for failing to perform;

•	clear and trustworthy opinions from third-party professionals after detailed technical, financial, tax and legal due diligence; and

•	reasonable payment terms matching relevant milestones.

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

As of June 30, 2015, all of our solar projects in operation had been undertaken by us as a secondary developer.

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

In addition, as the e-commerce and investment platform launched in early 2015 continues to develop, we expect it to serve as an innovative and viable channel of funding our DG projects. See “—E-Commerce and Investment Business.”

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

Our E-Commerce and Investment Business

The platform of www.solarbao.com (“Solarbao”) was launched in early 2015 and is currently operational. It is a first-of-its-kind online energy e-commerce and investment platform targeting customers bases in China that offers a variety of functionalities, including:

•	an e-commerce platform for retail customers or solar project developers to purchase various PV-related products and services, such as PV modules, kits or EPC services; and

•	an Internet financing channel and a platform of PV-related wealth management products, through which we and third party DG project developers obtain project funding through purchasing PV modules from manufacturers, and subsequently onselling to and leasing back them from investors with a specified rate of leasing return. This Internet sale-and-leaseback model serves as an innovative and viable channel of funding our and third party developers’ DG projects, which historically have been difficult to finance due to market fragmentation and relatively small project size. It also provides investors with opportunities to obtain comparatively attractive rates of leasing return, through purchasing PV modules from us or third party developers and leasing them back. As of the date of this annual report, we expect that most of our PV-related wealth management products for the funding of DG projects on Solarbao offer investors annualized rates of return of between 4% and 10%.

Under the various functionalities of the e-commerce and investment platform outlined above, we expect that our revenue streams will include the difference between the returns on our DG projects and the returns that the investors are entitled to, the profit of purchasing PV modules from manufacturers and selling them to investors, pre-agreed platform utilization commissions from investors when they transfer their ownerships in PV modules and pre-agreed commissions from third-party project developers when they utilize the platform as a financing channel, among others.

We believe that the e-commerce and investment platform is a creative option to meet our project financing needs, in addition to facilitating our multi-channel growth, evidenced by the platform’s broad revenue generation segments. We intend to attract a broad customer base through our tailored marketing and promotion plan, including conventional advertising and innovative marketing. We also plan to create a network connecting investors keen on solar industry investment opportunities and project developers.

Foreign ownership of internet-based businesses is subject to significant restrictions under current PRC laws and regulations. The PRC government regulates the conduct of online commerce through strict business licensing requirements and other government regulations. These laws and regulations also limit foreign ownership in PRC companies that provide internet information distribution services. Companies operating internet-based businesses such as the www.solarbao.com e-commerce and investment platform primarily targeting retail customers in China are governed by these rules and regulations in China.

According to the Administrative Rules for Foreign Investments in Telecommunications Enterprises (the “FITE Regulations”) issued by the State Council of the PRC on December 11, 2001 and amended on September 10, 2008, foreign investors’ ultimate equity ownership in an entity in the PRC providing value-added telecommunications services shall not exceed 50% and a foreign investor wishing to acquire any equity interest in a value-added telecommunications business in the PRC must demonstrate (i) a good track record, and (ii) experience in providing value-added telecommunications services. In accordance with the Catalogue of Industries for Guiding Foreign Investment (2011 Revision) (the “Old Catalogue”), our e-commerce business, which is defined as a type of value-added telecommunication services, is classified into “Catalogue of industries in which foreign investment is restricted.” On March 10, 2015, the Ministry of Commerce of the PRC, or MOFCOM, and National Development and Reform Commission of the PRC published the Catalogue of Industries for Guiding Foreign Investment (2015 Revision) (the “Revised Catalogue”) which took effect on April 10, 2015. In the Revised Catalogue, e-commerce, as opposed to other value-added telecommunication services, is exempted from the restricted category. However, this new change has not been reflected in the FITE Regulations by any amendment, thus we should still rely on the contractual arrangement among our PRC subsidiary, Solar Energy E-Commerce and its shareholders for the operation of the e-commerce business in order to comply with the FITE Regulations.

On January 19, 2015, the Ministry of Commerce of the PRC, or MOFCOM, published a draft of the PRC Law on Foreign Investment (Draft for Comment), or the Draft Foreign Investment Law, which the comment period ended on February 17, 2015. At the same time, MOFCOM published an accompanying explanatory note of the Draft Foreign Investment Law, or the Explanatory Note, which contains important information about the Draft Foreign Investment Law, including its drafting philosophy and principles, main content, plans to transition to the new legal regime and treatment of business in China controlled by foreign invested enterprises, or FIEs, primarily through contractual arrangements. The Draft Foreign Investment Law is intended to replace the current foreign investment legal regime consisting of three laws: the Sino-Foreign Equity Joint Venture Enterprise Law, the Sino-Foreign Cooperative Joint Venture Enterprise Law and the Wholly Foreign-Invested Enterprise Law, as well as detailed implementing rules. The Draft Foreign Investment Law proposes significant changes to the PRC foreign investment legal regime. The proposed Draft Foreign Investment Law is to regulate FIEs the same way as PRC domestic entities, except for those FIEs that operate in industries deemed to be either “restricted” or “prohibited” in a “Negative List.” Because the Negative List has yet to be published, it is unclear whether it will differ from the current list of industries subject to restrictions or prohibitions on foreign investment. The Draft Foreign Investment Law also provides that only FIEs operating in industries on the Negative List will require entry clearance and other approvals that are not required of PRC domestic entities. As a result of the entry clearance and approvals, certain FIEs’ operating in industries on the Negative List may not be able to continue to conduct their operations through contractual arrangements. There is substantial uncertainty regarding the Draft Foreign Investment Law, including, among others, what the actual content of the law will be as well as the adoption and effective date of the final form of the law. While such uncertainty exists, we cannot assure you that the new foreign investment law, when it is adopted and becomes effective, will not have a material and adverse effect on our ability to conduct the e-commerce business through our contractual arrangements.

Since we are a California corporation and due to PRC governmental restrictions on foreign investment in internet-based business in China, Solar Energy E-Commerce was established in late 2014 and commenced operation in early 2015. Solar Energy E-Commerce operates www.solarbao.com e-commerce and investment platform which primarily targets retail customers residing in China. Our PRC subsidiary, Yan Hua Internet, entered into a series of contractual arrangements with Solar Energy E-Commerce and its shareholders on March 26, 2015. Legal enforceability of these contractual arrangements has not been established primarily because the registration of the equity interest pledge agreement with the relevant PRC government bureau has not been completed as one of the legal shareholder’s equity in Solar Energy E-Commerce is restricted for pledge and transfer, making us unable to legally enforce our right under the equity interest pledge agreements and potentially other agreements. We are in the process of establishing a new corporate structure for the e-commerce business under which Solarbao will be migrated into a newly-established domestic company and one of our PRC subsidiaries will enter into a new set of contractual arrangements, including an equity interest pledge agreement, with the domestic company. We expect to be able to register the equity interest pledge agreement with the relevant PRC government bureau and consolidate the financial results of the newly-established domestic company as a variable interest entity in our financial statements. See “Related Party Transactions—Contractual Arrangements with Solar Energy E-Commerce and Its Shareholders.”

We believe that the current corporate structure of Solarbao and the anticipated restructuring are in compliance with existing PRC laws, rules and regulations.

Our Australia Distribution Business

In March 2015, we entered into a definitive share purchase agreement to acquire 80% of the equity interest in Solar Juice Pty Limited (“Solar Juice”), a company incorporated in Sydney, Australia. Solar Juice engages in the business of distributing solar kits, including PV modules, balance-of-system components, solar monitoring systems and inverters, to retail or corporate customers in Australia and Southeast Asia. According to SolarBusinessServices, a consultancy, Solar Juice was ranked the number one solar product distributor in Australia based on wholesale volume in 2013 and 2014. As of June 30, 2015, Solar Juice had over 3,000 Business-to-Business accounts, of which 700 were active on a monthly basis. Solar Juice was acquired in May 2015. We believe that this business targeting attractive markets with high growth potential will be a valuable addition to our operations. For more information on our acquisition of Solar Juice, see “Management’s Discussion and Analysis of Financial Condition and Results of Operation—Recent Acquisition Activities.”

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

We believe that we can compete favorably with our competitors given that the key competitive factors for solar project development and operation include, without limitation:

•	industry reputation and development track record;

•	site selection and acquisition;

•	permit and project development experience and expertise;

•	relationship with government authorities and knowledge of local policies;

•	ability to secure high-quality PV modules and balance-of-system components at favorable prices and terms;

•	ready access to project financing;

•	control over the quality, efficiency and reliability of project development;

•	expertise in permit and project development; and

•	expertise in providing EPC and O&M services.

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

Customers and Marketing

We have historically provided EPC and O&M services, a line of business we are still engaged in. We are also selling electricity to the grid under our IPP model as well as selling solar projects under our BT model. Customers of our EPC services include independent power developers and producers as well as commercial and industrial companies. For our global project development business, we sell electricity to power companies and other electricity off-takers, including government-owned utility companies, operating in the United States, China, the U.K., Greece, and Italy under our IPP model. Purchasers of our BT projects included utility companies, independent power developers and producers, commercial and industrial companies as well as investors in the solar business. For example, in June and July 2015, we sold a 9.5 MW project and a 6.2 MW project to the infrastructure investment arm of BlackRock, Inc., a global leader in investment manager. Further, customers of our Australia distribution business include residential ones, towards which we distribute PV modules, balance of system components, solar monitoring systems and inverters.

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

Facilities

Our corporate headquarters are located in Shanghai, China, which occupies approximately 1,405 square meters and is under a three year lease that expires in October 2017. We occupy approximately 2,797 square feet of office space in Roseville, California, for financial reporting, legal and business development, under a lease that expires in October 2020. We retain 1,680 square feet of warehouse space in Rocklin, California under a lease that expires in July 2017. We also have leased offices in the U.S., the U.K., Japan, Hong Kong and other regions in China.

We believe that our facilities are in good condition and generally suitable and adequate for our needs in the foreseeable future. However, we will continue to seek additional space as needed to satisfy our growth.

Regulatory Matters

We operate in multiple jurisdictions, including China, the U.S., the U.K, Panama, Greece, Japan, Italy and Australia. We are therefore subject to complex laws, regulations and policies promulgated by the governments and government-run utilities of these jurisdictions, including FIT regulations, clean energy incentive rules and programs, laws and regulations that apply to all power producers, regulations that specifically apply to solar power project operators, EPC service providers as well as solar kit distributors, tax regulations and intellectual property laws, among others. We are also subject to a number of PRC laws governing foreign investment in various sectors in China. Pursuant to the Revised Catalogue which took effect on April 10, 2015, our business as a provider of EPC services to solar projects as well as developing, owning and operating solar projects is classified into “catalogue of industries in which foreign investment is encouraged,” such as construction and operation of new energy power stations (including, among others, solar energy, wind energy, geothermal energy, tidal energy, current energy, wave energy and biomass energy). In the Revised Catalog, e-commerce, as opposed to other value-added telecommunication services, is exempted from the restricted category. However, this new change has not been reflected in the FITE Regulations by any amendment, thus we should still rely on the contractual arrangement among our PRC subsidiary, Solar Energy E-Commerce and its shareholders for the operation of the e-commerce business in order to comply with the FITE Regulations. See “Risk Factors and Caution Regarding Forward-Looking Statements—Risks Related to Our International Operations—If the PRC government finds that the structure we have adopted for the e-commerce business does not comply with PRC governmental restrictions on foreign investment in internet-based businesses, or if these laws or regulations or interpretations of existing laws or regulations change in the future, we could be subject to severe penalties, including the shutting down of the e-commerce and investment platform.”

Employees

As of December 31, 2014, we had 141 employees, fourteen of whom were located in the U.S., three in the U.K., seven in Hong Kong, four in Japan and 113 in China. In line with our business expansion, the number of our employees grew rapidly as well. As of June 30, 2015, we had 566 employees, fourteen of whom are located in the U.S., five in the U.K., ten in Hong Kong, six in Japan forty in Germany, eighteen in Australia and 473 in China. None of our employees are represented by a labor union nor are we organized under a collective bargaining agreement. We have never experienced a work stoppage and believe that our relations with our employees are good.

The following table sets forth the number of our employees for each of our major functions as of June 30, 2015:

Major functions	Number of employees
Managerial functions	203
Operating functions	360
Others	3

Total	566

ITEM 1A.	RISK FACTORS

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

We currently conduct our business operations in China, the U.S., Japan, the U.K., Panama, Greece, Italy and Australia, and as of June 30, 2015, we owned and operated 50.9 MW of solar projects and had 94.7 MW of solar projects under construction across these jurisdictions. We also provide EPC services in China and the U.S. Our business is therefore subject to diverse and constantly changing economic, regulatory, social and political conditions in these jurisdictions.

Operating internationally exposes us to a number of risks globally and in each of the jurisdictions where we operate, including, without limitation:

•	global economic and financial conditions, including the stability of credit markets, foreign currency exchange and their fluctuations;

•	the supply and prices of other energy products such as oil, coal and natural gas in the relevant jurisdictions;

•	changes in government regulations, policies, taxes and incentives, particularly those concerning the electric utility industry and the solar industry;

•	reconciling heterogeneous, complex or contradictory regulations across different jurisdictions, international trade policies, including trade restrictions, embargoes and local sourcing or service requirements;

•	political risks, including risks of expropriation and nationalization of assets, potential losses due to civil unrests, acts of terrorism and war, regional and global political or military tensions, strained or altered foreign relations;

•	compliance with diverse and complex local environmental, safety, health and other labor laws and regulations, which can be onerous and costly, as the magnitude, complexity and continuous amendments to the laws and regulations are difficult to predict and liabilities, costs, obligations and requirements associated with these laws and regulations may be substantial;

•	dependence on local governments, utility companies and other entities for electricity, water, telecommunications, transportation and other utilities or infrastructure needs;

•	difficulties associated with local operating and market conditions, particularly regarding customs, taxation and labor;

•	difficulties for our senior management, primarily based in Shanghai, to effectively monitor local execution teams in diverse locations;

•	increased difficulty in protecting our intellectual property rights and heightened risk of intellectual property disputes;

•	failure of our contractual parties to honor their obligations to us, and potential disputes with regulatory authorities, customers, contractors, suppliers or local residents or communities;

•	obtaining fair access and legal remedies or benefits through local judicial or administrative bodies; and

•	failure to respond effectively to local competitive environment.

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

At present, solar power is not cost competitive with other energy sources in our existing markets and the new markets we plan to expand into. For a variety of technological and economic reasons, the cost of generating electricity from solar energy in these markets currently exceeds and, absent significant changes in technological or economic circumstances, will continue to exceed the cost of generating electricity from conventional and certain other competing energy sources. Therefore, government subsidies and incentives, primarily in the form of feed-in tariffs, or FIT, price support schemes, tax credits, net metering and other incentives to end users, distributors, system integrators and manufacturers of solar products are generally required to enable companies such as us to successfully operate in these markets.

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

Prior to 2014, we were primarily engaged in providing EPC services to developers of solar projects in the U.S. We have since 2014 expanded our EPC service business to China and commenced our global project development business under our independent power producer model, or IPP model, or our build-and-transfer model, or BT model, by ramping up our portfolio of solar projects. This limited operating history of developing and operating solar projects under our IPP and BT model may not be a reliable indicator of our future performance.

Given our limited operating history under the current business model, we may not be able to ascertain and allocate the appropriate financial and human resources necessary to grow these new business areas. We may invest considerable capital into growing these businesses but fail to address market or customer demands or otherwise fail to achieve satisfactory financial return. In particular, our results of operations, financial condition and future success depend largely on our ability to continue to identify suitable projects that complement our solar project pipeline through acquisitions and secondary development, as well as our ability to obtain the required regulatory approvals, financing and cost-effective construction services for these acquisitions. We must also sustainably manage and operate the solar projects that we acquire, develop and hold under our IPP model, or successfully identify buyers for solar projects under our BT model. In addition, in expanding into these new business areas, we may be competing against companies that previously have not been our significant competitors, such as companies that have substantially more experience than we do with respect to solar projects under our IPP and BT models. If we are unable to achieve growth in these new business areas, our overall growth and financial performance may be limited relative to our competitors and our operating results could be adversely impacted.

In addition, in early 2015, Solar Energy E-Commerce (Shanghai) Limited, or Solar Energy E-Commerce, launched the e-commerce and investment platform, www.solarbao.com, enabling retail customers and solar project developers to purchase various PV-related products and services. Our PRC subsidiary, Yan Hua Internet Technology (Shanghai) Co., Ltd., or Yan Hua Internet, has entered into a series of contractual arrangements with Solar Energy E-Commerce and its shareholders. Legal enforceability of these contractual arrangements has not been established primarily because the registration of the equity interest pledge agreement with the relevant PRC government bureau has not been completed as one of the legal shareholder’s equity in Solar Energy E-Commerce is restricted for pledge and transfer, making us unable to legally enforce our right under the equity interest pledge agreements and potentially other agreements. We are in the process of establishing a new corporate structure for the e-commerce business under which Solarbao will be migrated into a newly-established domestic company and one of our PRC subsidiaries will enter into a new set of contractual arrangements, including an equity interest pledge agreement, with the domestic company. We expect to be able to register the equity interest pledge agreement with the relevant PRC government bureau and consolidate the financial results of the newly-established domestic company as a variable interest entity in our financial statements.

Given its short operating history, it may be difficult to evaluate the performance and prospects of the e-commerce and investment business platform, and our ability to generate substantial revenue from the e-commerce and investment business remains unproven. There are also a number of risks related to the e-commerce and investment business, for example, its operations may be materially and adversely affected if it fails to adopt new technologies or adapt to changing user requirements or emerging industry standards.

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

Our current business strategy includes plans to further increase the number of solar projects we own and operate. Since 2014, we have significantly expanded our operations through acquisitions of solar projects across different development stages in China, Japan, the U.S., the U.K., Panama, Greece and Italy, and we may acquire additional businesses, products or technologies or enter into joint ventures or other strategic initiatives in the future. Accordingly, our ability to execute our expansion strategies depend on our ability to identify suitable investment or acquisition opportunities, which are subject to numerous uncertainties. We may not be able to identify favorable geographical markets for expansion or assess local demand for solar power, identify a sufficient number of projects as contemplated, or secure project financing and refinancing on reasonable terms for the contemplated acquisitions. In addition, our competitors may have substantially greater capital and other resources than we do, and may be able to pay more for an acquisition and may be able to identify, evaluate, bid for and acquire a greater number of projects than our resources permit.

Furthermore, we may not realize the anticipated benefits of our acquisitions and each transaction involves numerous risks, including, among others:

•	difficulty in assimilating the operations and personnel of the acquired business;

•	difficulty in effectively integrating the acquired assets , technologies or products with our operations;

•	difficulty in maintaining controls, procedures and policies during the transition and integration;

•	disruption of our ongoing business and distraction of our management from daily operations;

•	inability to retain key technical and managerial personnel and key customers, suppliers and other business partners of the acquired business;

•	inability to achieve the financial and strategic goals for the acquired and combined businesses as a result of insufficient capital resources or otherwise;

•	incurring acquisition-related costs or amortization costs for acquired intangible assets that could impact our operating results;

•	potential failure of the due diligence processes to identify significant issues with product quality, legal and financial liabilities, among others;

•	potential failure to comply with local regulatory requirements or to obtain construction, environmental and other permits and approvals from governmental authorities in a timely manner or at all, which could delay or prevent such acquisitions; and

•	potential failure to connect the acquired solar projects to the local grid on schedule and within budget, to ensure sufficient grid capacity for the life of the solar projects, or to collect FIT payments and other economic incentives as expected from local government authorities.

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

There is currently intense competition in the solar industry, particularly in the downstream project development segment. Solar projects encounter competition from utilities, industrial companies and other independent power producers. In recent years, there has been increasing competition for the award of PPAs, which has in some markets resulted in an excess supply above designated reserve margins and has been a contributing factor in the declining electricity prices in many markets. In light of these conditions, we may not be able to obtain PPAs for our new solar projects under our IPP model, and we may not be able to renew PPAs on the same terms and conditions upon expiration, particularly in terms of securing an electricity sale price that enables profitable operation or the sale of a project at anticipated value, if at all.

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

The solar power market worldwide is at a relatively early stage of development compared to conventional power markets and other renewable power markets, such as that for hydropower. Thus, trends in the solar industry are based only on limited data and may be unreliable. Many factors may affect the demand for solar projects worldwide, including:

•	the cost and availability of project financing for solar projects;

•	fluctuations in economic and market conditions that improve the viability of competing energy sources;

•	the cost-effectiveness, performance and reliability of solar projects compared to conventional and other non-solar energy sources;

•	the availability of grid capacity allocated to solar power;

•	political opposition to solar power due to environmental, land use, safety or other local concerns;

•	the availability of government subsidies and incentives to support the development of the solar industry;

•	public perceptions of the utility, necessity and importance of solar power and other renewable energies;

•	the success of other alternative energy generation technologies, such as fuel cells, wind power and biomass; and

•	utility and grid regulations that present unique technical, regulatory and economic barriers to the development, transmission and use of solar energy.

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

Our existing debt may have significant consequences on our operations, including:

•	reducing the availability of our cash flow to fund working capital, capital expenditures, acquisitions and other general corporate purposes as a result of our debt service obligations;

•	limiting our ability to obtain additional financing;

•	increasing our vulnerability to changes in our business, the industry in which we operate and the general economy;

•	potentially increasing the cost of any additional financing; and

•	limit our ability to make future acquisitions.

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

Our management reviews our forecasted cash flows on an ongoing basis to ensure that we will have sufficient capital from a combination of cash flow from operations and proceeds from financing activities, if required, in order to fund our working capital and capital expenditures. We expect that our existing cash and cash equivalents and cash flows from operations will be sufficient to meet our anticipated working capital requirements and capital expenditure for at least the next 12 months - but generally inadequate to pursue new project acquisition or development initiatives without additional capital. The timing and amount of our working capital and capital expenditure requirements may vary significantly depending on numerous factors, such as the timeliness of payments from our customers. We have filed liens to secure customer payments for each of our solar projects, but there is no assurance that such payments will be timely collected. Without access to sufficient level of capital from operations or through bank borrowings or other sources, we may not be able to execute our growth strategy or pursue additional projects, or may not be able to continue as a going concern, which could adversely affect our results of operations and impair our long-term growth.

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

Our ability to obtain sufficient financing is subject to a number of uncertainties, including:

•	our future financial condition, results of operations and cash flows;

•	the general condition and liquidity of global equity and debt capital markets;

•	internationally widespread regulatory and government support for solar power, such as through tax credits and FIT schemes;

•	the availability of credit lines from banks and other financial institutions;

•	economic, political, social and other conditions in the markets where we operate;

•	our level of indebtedness and ability to comply with financial covenants under our debt financing; and

•	tax and securities laws which may hamper our ability to raise capital.

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

We have since 2014 commenced our global project development business under our IPP or BT models by ramping up our portfolio of solar projects. Months or even years may pass between the time that we make significant upfront investments in the solar projects and the time that we commence to receive revenue from the electricity generated by these solar projects after grid connection (under our IPP model) or from the sale of these projects (under our BT model). These upfront investments include, among others, legal, accounting and other professional fees, costs associated with feasibility studies and due diligence, payments for land use rights, construction costs, government permits and deposits for grid connection agreements and PPAs, all of which may not be refundable if a project fails to achieve completion. We have historically relied on private placements, bank loans and financial leases to cover costs and expenses incurred during project development.

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

In 2014, we commenced our global project development business by ramping up our portfolio of solar projects under both our IPP and BT models. The attributable capacity of our projects in operation and projects under construction increased from nil as of December 31, 2013 to 50.9 MW and 94.7 MW as of June 30, 2015, respectively. In addition, we had an aggregate of 2,701.6 MW of projects in announced pipeline as of June 30, 2015. See “Item 1. Business—Our Global Project Development Business.” The development of solar projects involve numerous risks and uncertainties and require extensive research, planning and due diligence. Before we can determine whether a solar project is economically, technologically or otherwise feasible, we may be required to incur significant capital expenditure for land and interconnection rights, preliminary engineering, permitting, legal and other work. Success in developing a particular solar project is contingent upon, among others:

•	securing the rights to suitable project locations with access to the grid, necessary rights of way, and satisfactory land use permissions;

•	rezoning land, as necessary, to support a solar project;

•	negotiating and receiving on schedule the required permits and approvals for project development from government authorities;

•	completing all required regulatory and administrative procedures needed to obtain permits and agreements;

•	obtaining rights to interconnect the solar project to the grid or to transmit energy;

•	paying interconnection and other deposits, some of which are non-refundable;

•	negotiating favorable payment terms with module and other equipment suppliers and contractors;

•	signing PPAs or other off-take arrangements that are commercially acceptable and adequate for providing financing;

•	obtaining construction financing, including debt financing and equity contributions, as appropriate; and

•	satisfactorily completing construction on schedule.

Successful completion of a particular solar project may be adversely affected by numerous factors, including, without limitation:

•	unanticipated delays or changes in project plans;

•	changes or additions to laws and regulations requiring additional permits, licenses and approvals, or difficulties in obtaining and maintaining existing governmental permits, licenses and approvals;

•	the inability to obtain adequate financing with acceptable terms;

•	unforeseeable engineering problems, construction or other unexpected delays and contractor performance issues;

•	delays, disruptions or shortages of the supply of labor, equipment and materials, including work stoppages;

•	defective PV module or other components sourced from our suppliers;

•	adverse weather, environmental and geological conditions, force majeure and other events out of our control; and

•	cost overruns due to any one or more of the foregoing factors.

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

We expect to benefit from various warranties, including product quality and performance warranties, provided by our suppliers and contractors. These suppliers and contractors, however, may file for bankruptcy, cease operations or otherwise become unable or unwilling to fulfill their warranty obligations. Even if a supplier fulfills its warranty obligations, the warranty may not be sufficient to compensate us for all of our losses. In addition, the warranty period of inverters and transformers generally expire within 5 to 10 years after the date such equipment is delivered or commissioned and are subject to liability limits. Where damages are caused by defective products provided by our suppliers or construction services delivered by our contractors, our suppliers or contractors may be unable or unwilling to perform their warranty obligations as a result of their financial condition or otherwise, or if the warranty period has expired or a liability limit has been reached, there may be a reduction or loss of warranty protection for the affected projects, which could have a material adverse effect on our business, financial condition and results of operations.

Our solar projects may not perform up to our expectations.

The projects in our solar project portfolio are relatively new with expected operating lives of more than 20 years. The majority of our projects in operation as of June 30, 2015 had commenced operations within the last 6 to 12 months. In addition, the projects we acquire in the future may not have commenced construction or operation or otherwise have a limited operating history. As a result, our assumptions and estimates regarding the future performance of these projects are, and will be, made without the benefit of a meaningful operating history, which may impair our ability to accurately assess the potential profitability of the projects. The performance of these projects will also be subject to risks inherent in newly constructed renewable energy projects, including breakdowns and outages, latent defects, equipment that performs below our expectations and system failures. Failure of some or all of our projects to perform up to our expectations could have a material adverse effect on our business, financial condition and results of operations.

We may not be able to obtain long-term contracts for the sale of electricity generated by our solar projects under our IPP model at prices and on other terms favorable to attract financing and other investments.

Since 2014, we started acquiring solar projects across different stages of development globally and to hold some of these acquired projects under our IPP model. Obtaining long-term contracts for the sale of electricity generated by our solar projects under our IPP model at prices and on other terms favorable to us will be essential for obtaining financing or completing construction of these projects. We must compete for PPAs against other developers of solar and renewable energy projects. Furthermore, other sources of power, such as natural gas-fired power plants, have historically been cheaper than the cost of solar power and power from certain types of projects, such as natural gas-fired power plants, can be delivered on a firm basis. The availability of PPAs is subject to a number of economic, regulatory, tax and public policy factors. The inability to compete successfully against other power producers or otherwise enter into PPAs favorable to us would negatively affect our ability to develop and finance our projects and negatively impact our revenue.

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

Solar projects are highly sophisticated and generate and transfer large volumes of electric charge with the potential to harm or kill, whether by improper installation or other causes. We are therefore exposed to an inherent risk of product liability claims or class action suits in the event that the installation of the solar power systems during the provision of our EPC services, or the solar projects we sell under our BT model, results in injury or damage, and we may even be liable in some jurisdictions under a strict liability theory, where liability holds even if we are not at fault. Moreover, to the extent that a claim is brought against us, we may not have adequate resources to defend ourselves. We rely on our general liability insurance to cover product liability and other liability claims and have not separately obtained product liability insurance. The successful assertion of product or strict liability claims against us could result in significant monetary damages and, if our insurance coverage is inadequate, require us to make significant payments which could have a materially adverse effect on our financial results. Any such business disruption could result in substantial costs and diversion of resources.

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

We may continue to grow our operations through acquisitions, as well as joint ventures or other strategic alliances when appropriate opportunities arise. Such acquisitions, joint ventures and strategic alliances may expose us to additional operational, regulatory, market and geographical risks as well as risks associated with additional capital requirements and diversion of management attention. In particular, any future strategic alliances may expose us to the following risks:

•	There may be unforeseen risks relating to our counterparty’s business and operations or liabilities that were not discovered by us through our legal and business due diligence prior to our investment. Such undetected risks and liabilities could have a material adverse effect on our reputation, business and results of operations in the future.

•	We may not have experience acquiring, managing or investing in other companies. Business acquisitions may generally divert a significant portion of our management and financial resources from our existing business and the integration of the target’s operations may pose significant business challenges, potentially straining our ability to finance and manage our existing operations.

•	There is no assurance that the expected synergies from any business acquisition, joint venture or strategic alliances will actually materialize. If we are not successful in the integration of a target’s operations, we may not be able to generate sufficient revenue from its operations to recover costs and expenses of the acquisition.

•	Acquisition or participation in a new joint venture or strategic alliance may involve us in the management of operation in which we do not possess extensive expertise.

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

The e-commerce and investment business platform has a short operating history and it may be difficult to evaluate its performance and prospects.

In early 2015, the e-commerce and investment platform, www.solarbao.com, primarily targeting retail customers residing in China and enabling retail customers or solar project developers to purchase various PV-related products and services, was launched by Solar Energy E-Commerce. Our PRC subsidiary, Yan Hua Internet, has entered into a series of contractual arrangements with Solar Energy E-Commerce and its shareholders. This platform is intended to create a network connecting investors seeking solar industry investment opportunities and solar project developers. This e-commerce and investment platform primarily generates revenue from commissions derived from the leasing of solar panels. If fewer transactions occur on this e-commerce and investment platform or our commission rates decrease, the commissions we receive would decrease. In addition, revenue from this e-commerce and investment platform may be affected by other factors, including increasing competition, slowing growth of the Chinese e-commerce industry, changes in government policies or general economic conditions.

Given its short operating history, our ability to generate substantial revenue from the e-commerce business remains unproven. The e-commerce and investment business has not been tested over time and we cannot be certain that we will be able to successfully manage or grow it. We may incur significant costs as we continue to maintain the e-commerce and investment platform. Given the limited operating history of the e-commerce and investment business, it may be difficult for you to evaluate its performance and prospects.

The online e-commerce and investment business may be materially and adversely affected if we are unable to adopt new technologies or adapt the e-commerce and investment platform to changing user requirements or emerging industry standards.

The e-commerce and investment platform, www.solarbao.com, requires continuous enhancement and improvement in responsiveness, functionality and features to remain competitive. Our investors’ and customers’ needs, requirements and preferences of financial products and offerings are constantly evolving. Our ability to effectively identify, develop, acquire and deliver the services suitable to our customers as well as our responsiveness to technological advances are crucial to the success of this e-commerce and investment platform.

The development of www.solarbao.com platform and other proprietary technologies involves significant investment and business risks. For example, we may not have sufficient financial resources to repurchase the PV modules from investors and may not be able to pay the specified rate of lease return to investors if the underlying DG projects are not successfully developed. If that occurs, we may be found in breach of agreement entered into with investors and our liquidity and results of operations may be materially adversely affected. We may also be involved in legal proceedings if we are not able to pay investors. Our brand and reputation could be adversely affected if we become the target of any negative publicity as a result of actions taken by such investors. In addition, we may be required to substantially modify or adapt this platform to the evolving Internet, networking or telecommunications technologies or other technological advances. We may not be able to utilize new technologies effectively or adapt our online platform to the evolving requirements of our customers or emerging industry standards. If we are unable to adapt to changing market conditions or user requirements in a timely and cost-effective manner, our business may be materially and adversely affected.

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

Our independent registered public accounting firm’s audit documentation related to their audit report included in our annual report may include audit documentation located in China. The Public Company Accounting Oversight Board, or PCAOB, currently cannot inspect audit documentation located in China and, as such, you may be deprived of the benefits of such inspection.

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

We currently operate in a number of jurisdictions including China, Japan, the U.K., Panama, Greece, the U.S., Italy and Australia, and our local operations are generally conducted in the functional currency of the home jurisdiction. The FIT and other subsidies enjoyed by solar projects are also denominated in local currencies. Thus, we deal on a regular basis in several currencies concurrently, which expose us to significant currency exchange risks. Any increased costs or reduced revenue as a result of foreign exchange rate fluctuations could adversely affect our profit margins. The fluctuation of foreign exchange rates also affects the value of our monetary and other assets and liabilities denominated in local currencies. Generally, an appreciation of the U.S. dollar against the relevant local currencies could result in a foreign exchange loss for assets denominated in such local currencies and a foreign exchange gain for liabilities denominated in such local currencies. Conversely, a devaluation of the U.S. dollar against the relevant local currencies could result in a foreign exchange gain for assets denominated in such local currencies and a foreign exchange loss for liabilities denominated in such local currencies.

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

Foreign ownership of internet-based businesses is subject to significant restrictions under current PRC laws and regulations. The PRC government regulates the conduct of online commerce through strict business licensing requirements and other government regulations. These laws and regulations also limit foreign ownership in PRC companies that provide internet information distribution services. Companies operating internet-based businesses such as our solarbao.com e- commerce and investment platform are governed by these rules and regulations in China.

According to the Administrative Rules for Foreign Investments in Telecommunications Enterprises (the “FITE Regulations”) issued by the State Council of the PRC on December 11, 2001 and amended on September 10, 2008, foreign investors’ ultimate equity ownership in an entity in the PRC providing value-added telecommunications services shall not exceed 50% and a foreign investor wishing to acquire any equity interest in a value-added telecommunications business in the PRC must demonstrate (i) a good track record and (ii) experience in providing value-added telecommunications services. In accordance with the Catalogue of Industries for Guiding Foreign Investment (2011 Revision) (the “Old Catalogue”), our e-commerce business, which is defined as a type of value-added telecommunication services, is classified into “Catalogue of industries in which foreign investment is restricted.” On March 10, 2015, the Ministry of Commerce of the PRC, or MOFCOM, and National Development and Reform Commission of the PRC published the Catalogue of Industries for Guiding Foreign Investment (2015 Revision) (the “Revised Catalogue”) which took effect on April 10, 2015. In the Revised Catalogue, e-commerce, as opposed to other value-added telecommunication services, is exempted from the restricted category. However, this new change has not been reflected in the FITE Regulations by any amendment, thus we should still rely on the contractual arrangement among our PRC subsidiary, our variable interest entity and its shareholders for the operation of our e- commerce business in order to comply with the FITE Regulations.

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

Since we are a California corporation and due to PRC governmental restrictions on foreign investment in internet-based business in China, Solar Energy E-Commerce was established in late 2014 and commenced operation in early 2015. Solar Energy E-Commerce operates www.solarbao.com e-commerce and investment platform which primarily targets retail customers residing in China. Our PRC subsidiary, Yan Hua Internet, entered into a series of contractual arrangements with Solar Energy E-Commerce and its shareholders on March 26, 2015. Legal enforceability of these contractual arrangements has not been established primarily because the registration of the equity interest pledge agreement with the relevant PRC government bureau has not been completed as one of the legal shareholder’s equity in Solar Energy E-Commerce is restricted for pledge and transfer, making us unable to legally enforce our right under the equity interest pledge agreements and potentially other agreements. We are in the process of establishing a new corporate structure for the e-commerce business under which Solarbao will be migrated into a newly-established domestic company and one of our PRC subsidiaries will enter into a new set of contractual arrangements, including an equity interest pledge agreement, with the domestic company. We expect to be able to register the equity interest pledge agreement with the relevant PRC government bureau and consolidate the financial results of the newly-established domestic company as a variable interest entity in our financial statements.

Although we believe that our current corporate structure of e-commerce business and the anticipated restructuring are in compliance with existing PRC laws, rules and regulations, we are advised by our PRC legal adviser, that there are substantial uncertainties regarding the interpretation and application of current or future PRC laws and regulations, and these laws or regulations or interpretations of these laws or regulations may change in the future. Furthermore, the relevant government authorities have broad discretion in interpreting these laws and regulations. Accordingly, we cannot assure you that PRC government authorities will not ultimately take a contrary view.

If our contractual arrangements for the operation of the e-commerce business in China are found to be in violation of any existing or future PRC laws or regulations, the relevant governmental authorities would have broad discretion in dealing with such violation, including levying fines, shutting down or blocking the www.solarbao.com e-commerce and investment platform, discontinuing or placing restrictions on the www.solarbao.com operations, or taking other regulatory or enforcement actions that could be harmful to our business. Any of these actions may disrupt the operations of the e-commerce business and adversely affect our business, reputation, financial condition and results of operations.

We rely on contractual arrangements with Solar Energy E-Commerce and its shareholders for the operation of e-commerce business, which may not be as effective as direct ownership.

Because of PRC restrictions on foreign ownership of e-commerce businesses in China, we depend on contractual arrangements with Solar Energy E-Commerce in which we have no ownership interest to conduct the e-commerce business. These contractual arrangements are intended to provide us with effective control over this entity and allow us to obtain its economic benefits. Solar Energy E-Commerce is owned directly by our core management team, Mr. Xiaofeng Peng and Ms. Amy Jing Liu, and deputy chairman of our board of directors, Mr. Min Xiahou. However, these contractual arrangements may not be as effective in providing control as direct ownership. For example, Solar Energy E-Commerce and its shareholders could breach their contractual arrangements with us by, among other things, failing to operate the e-commerce business in an acceptable manner or taking other actions that are detrimental to our interests. If we were the controlling shareholder of Solar Energy E-Commerce with direct ownership, we would be able to exercise our rights as shareholders to effect changes to its board of directors, which in turn could implement changes at the management and operational level. However, under the current contractual arrangements, as a legal matter, if Solar Energy E-Commerce or its shareholders fail to perform their obligations under these contractual arrangements, we may have to incur substantial costs to enforce such arrangements, and rely on legal remedies under PRC law, including contract remedies, which may be time-consuming, unpredictable and expensive. If we are unable to enforce these contractual arrangements, or if we suffer significant delay or other obstacles in the process of enforcing these contractual arrangements, our business and operations could be severely disrupted, which could materially and adversely affect our results of operations and damage our reputation. See “—If the PRC government finds that the structure we have adopted for the e-commerce business does not comply with PRC governmental restrictions on foreign investment in internet-based businesses, or if these laws or regulations or interpretations of existing laws or regulations change in the future, we could be subject to severe penalties, including the shutting down of the e-commerce and investment platform.”

The shareholders of Solar Energy E-Commerce may have potential conflicts of interest with us, which may materially and adversely affect our business.

The individual shareholders of Solar Energy E-Commerce are also shareholders, directors and officers of our company. Conflicts of interest may arise between the roles of these individuals as shareholders, directors and officers of our company and as shareholders of Solar Energy E-Commerce. We cannot assure you that when conflicts arise, shareholders of Solar Energy E-Commerce will act in the best interest of our company or that the conflicts will be resolved in our favor. For example, these individuals with dual roles may decide to transfer significant business or assets of Solar Energy E-Commerce to other legal entities they own or control, or opportunities may arise in the future for these individuals to sell Solar Energy E-Commerce or its significant business or assets to third parties at a premium. Under either circumstance, the consideration of such a transfer or sale would be paid to the shareholders of Solar Energy E-Commerce, not to our company or our other shareholders, which may be materially detrimental to our other shareholders. In addition, these individuals may otherwise breach or cause Solar Energy E-Commerce to breach or refuse to renew its existing contractual arrangements with us. Currently, we do not have existing arrangements to address such potential conflicts of interest between these individuals and our company. If we cannot resolve any conflicts of interest or disputes between us and these shareholders, we would have to rely on legal proceedings, which may be expensive, time-consuming and disruptive to our operations. There is also substantial uncertainty as to the outcome of any such legal proceedings.

The heightened scrutiny over acquisition transactions by the PRC tax authorities may have a negative impact on our business operations, our acquisition or restructuring strategy or the value of your investment in us.

Pursuant to the Notice on Strengthening the Administration on Enterprise Income Tax for Non-resident Enterprise Equity Transfer (the “SAT Circular 698”) issued by China’s State Administration of Taxation (“SAT”) in December 2009 with retroactive effect from January 1, 2008, where a non-resident enterprise transfers the equity interests of a PRC resident enterprise indirectly by disposition of the equity interests of an overseas non-public holding company, or an Indirect Transfer, using a “substance over form” principle, the PRC tax authority may disregard the existence of the overseas holding company if it lacks a reasonable commercial purpose and was established for the purpose of reducing, avoiding or deferring PRC tax. As a result, gains derived from such Indirect Transfer may be subject to PRC withholding tax at a rate of up to 10%. SAT Circular 698 also provides that where a non-PRC resident enterprise transfers its equity interests in a PRC resident enterprise to its related parties at a price lower than the fair market value, the relevant tax authority has the power to make a reasonable adjustment to the taxable income of the transaction.

On February 3, 2015, the SAT released the Announcement on Several Issues concerning the Enterprise Income Tax on Income from the Indirect Transfer of Assets by Non-Resident Enterprises (Announcement 7). Announcement 7 does not replace Circular 698 in its entirety; instead, it abolishes certain provisions and provides more comprehensive guidelines on a number of issues. Although it becomes effective from the date of issuance, it also applies to transactions that took place prior to the effective date but review of which has not yet been concluded by the tax bureaus.

Announcement 7 stipulates that when a non-resident enterprise engages in an indirect transfer of assets, including shares of PRC resident enterprise, through an arrangement that does not have a bona fide commercial purpose in order to avoid China’s enterprise income tax, the transaction should be re-characterized as a direct transfer of the PRC assets. Announcement 7 stipulates SAT’s intention to provide relief to some qualified transactions. Article 6 of Announcement 7 provides for a safe harbor for indirect transfers resulting from qualified group internal reorganizations. An indirect transfer that satisfies all of the following three conditions will be deemed to have a bona fide commercial purpose and thus will not be taxable under Announcement 7:

(i)	the transferor and the transferee are qualified related enterprises, which will be the case if any of the following applies:

(1)	the transferor directly or indirectly owns 80% or more of the shares in the transferee;

(2)	the transferee directly or indirectly owns 80% or more of the shares in the transferor; or

(3)	80% or more of the shares of both the transferor and transferee are directly or indirectly owned by the same shareholder.

Where more than 50% of the value of the equity interest of the non-resident intermediary enterprise is derived directly or indirectly from immovable assets located in PRC, the qualified ownership requirement will be increased to 100%.

(ii)	After the indirect transfer, the PRC tax payable on a potential subsequent indirect transfer of the same PRC taxable assets is no lower than the PRC tax that could have been payable on a similar or an identical indirect transfer if the first indirect transfer did not take place; and

(iii)	All the consideration paid by the transferee must consist of its own shares or shares of a related enterprise with which the transferee has a controlling relationship (excluding shares of listed companies).

Announcement 7 may be determined by the tax authorities to be applicable to previous investments or the current merger restructure by non-resident investors in our Company, if any of such transactions were determined by the tax authorities to lack reasonable commercial purpose. Although we believe that the risk of SAT Circular 698 or Announcement 7 applying to our proposed redomicile from California to the Cayman Islands is low, we and our existing non-resident investors may become at risk of being taxed under Announcement 7 and may be required to expend valuable resources to comply with Announcement 7 or to establish that we should not be taxed under Announcement 7, which may have a material adverse effect on our financial condition and results of operations or such non-resident investors’ investments in us. We have conducted and may conduct acquisitions involving changes in corporate structures, and historically our shares were transferred by certain then shareholders to our current shareholders. We cannot assure you that the PRC tax authorities will not, at their discretion, adjust any capital gains and impose tax return filing obligations on us or require us to provide assistance for the investigation of PRC tax authorities with respect thereto. Any PRC tax imposed on a transfer of our Shares or any adjustment of such gains would cause us to incur additional costs and may have a negative impact on the value of your investment in us.

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

As of August 28, 2015, we had 629,664,618 Shares outstanding, including 141,517,570 Shares, or approximately 22.5% of total Shares outstanding, held by LDK. The possibility that substantial amounts of our outstanding Shares may be sold by LDK or the perception that such sales could occur, or “equity overhang”, could adversely affect the market price of our Shares and could impair our ability to raise additional capital through the sale of equity securities in the future.

We are subject to litigation risks, including securities class actions and stockholder derivative actions, which may be costly to defend and the outcome of which is uncertain.

From time to time, we are subject to legal claims, with and without merit, that may be costly and which may divert the attention of our management and our resources in general. In addition, our solar projects may be subject to litigation or other adverse proceedings that may adversely impact our ability to proceed with construction or grid connection or sell a given project, which would adversely affect our ability to recognize revenue with respect to such project. The results of complex legal proceedings are difficult to predict. Lawsuits filed against us may assert types of claims that, if resolved against us, could give rise to substantial damages, and an unfavorable outcome or settlement of one or more of these lawsuits, or any future lawsuits, could have a material adverse effect on our business, financial condition, or results of operations. Even if these lawsuits are not resolved against us, the costs of defending such lawsuits may not be covered by our insurance policies. We cannot assure you that additional litigation will not be filed against us in the future. For more information on our legal proceedings, see “Item 3 —Legal Proceedings.”

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

It may be difficult to effect service of process on, or to enforce any judgments obtained outside the PRC against us, our directors, or our senior management members who reside in the PRC.

Most of our existing directors and senior management members reside in the PRC and most of our assets and the assets of such persons are located in the PRC. Accordingly, it may be difficult for investors to effect service of process on any of these persons or to enforce judgments obtained outside of the PRC against us or any of these persons. The PRC does not have treaties providing for the reciprocal recognition and enforcement of judgments awarded by courts in many developed countries, including the U.S. and the U.K. Therefore, the recognition and enforcement in the PRC of judgments of a court in any of these jurisdictions in relation to any matter not subject to a binding arbitration provision may be difficult or even impossible.

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

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

Our corporate headquarters are located in Shanghai, China, which occupies approximately 1,405 square meters and is under a three year lease that expires in October 2017. We occupy approximately 2,797 square feet of office space in Roseville, California, for financial reporting, legal and business development, under a lease that expires in October 2020. We retain 1,680 square feet of warehouse space in Rocklin, California under a lease that expires in July 2017.

ITEM 3.	LEGAL PROCEEDINGS

From time to time, we are involved in various legal proceedings arising in the normal course of business. While we cannot predict the occurrence or outcome of these proceedings with certainty, we do not believe that an adverse result in any pending legal proceeding, individually or in the aggregate, would be material to our financial condition.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our Shares began trading on the OTCBB under the symbol “SOPW.OB” on September 25, 2007. The quarterly high and low bid information in U.S. dollars on the OTCBB of our Shares during the periods indicated are as follows:

	High Bid	Low Bid
July 1, 2015 through July 31, 2015	$1.96	$1.35
June 1, 2015 through June 30, 2015	$2.05	$1.35
May 1, 2015 through May 31, 2015	$2.05	$1.65
April 1, 2015 through April 30, 2015	$2.19	$1.86
March 1, 2015 through March 30, 2015	$2.22	$1.72
February 1, 2015 through February 28, 2015	$1.81	$1.60
January 1, 2015 through January 31, 2015	$2.03	$1.55
Fiscal Year Ended December 31, 2014
Fourth Quarter to December 31, 2014	$2.95	$1.39
Third Quarter to September 30, 2014	$1.78	$0.22
Second Quarter to June 30, 2014	$0.33	$0.17
First Quarter to March 31, 2014	$0.37	$0.15
Fiscal Year Ended December 31, 2013
Fourth Quarter to December 31, 2013	$0.42	$0.06
Third Quarter to September 30, 2013	$0.22	$0.03
Second Quarter to June 30, 2013	$0.06	$0.03
First Quarter to March 31, 2013	$0.12	$0.05

These Over-the-Counter Bulletin Board bid quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions. On December 31, 2014, the last reported sale price for our Shares was $1.99 per share.

As of the date of the 2014 Annual Report, we had approximately 2,874 holders of record.

We have never declared or paid cash dividends on our Shares and do not anticipate paying any cash dividends on our Shares in the foreseeable future.

Recent Sales of Unregistered Securities

The following table summarizes our recent sales of unregistered securities:

Purchasers and their place of incorporation	Securities sold	Date of securities issued	Consideration	Exemptions from registration claimed	Terms of conversion or exercise	Dates of relevant Current Reports on Form 8-K filed with the SEC[1]
Robust Elite Limited (British Virgin Islands) (“Robust Elite”)	37,500,000 shares of our common stock, or Shares[2]	June 27, 2014 and July 15, 2014	$6.0 million or $0.16 per Share	Regulation S	N/A	May 6, 2014
Robust Elite	Convertible bond in the principal amount of $11.0 million[3]	June 3, 2014	$11.0 million	Regulation S	Convertible into Shares at $0.16 per Share	May 6, 2014 and June 6, 2014
Robust Elite	68,750,000 Shares[3]	August 15, 2014	$11.0 million, or $0.16 per Share	Regulation S	N/A	May 6, 2014 and June 6, 2014
Y&C Investment Co., Ltd. (British Virgin Islands)	3,125,000 Shares	June 26, 2014	$0.5 million, or $0.16 per Share	Regulation S	N/A	May 6, 2014
Well Vast Investment Limited (Hong Kong)	20,312,500 Shares	August 13, 2014	$3.3 million, or $0.16 per Share	Regulation S	N/A	May 6, 2014
Happy Goal Industries (Hong Kong)	6,250,000 Shares	June 26, 2014	$1.0 million, or $0.16 per Share	Regulation S	N/A	May 6, 2014
Joy Sky Investment Limited (British Virgin Islands)	55,560,000 Shares	September 16, 2014	$15.0 million, or $0.27 per Share	Regulation S	N/A	August 4, 2014
Strong Textile Hong Kong Limited (Hong Kong) (“Strong Textile”)	37,060,000 Shares	September 22, 2014	$10.0 million, or $0.27 per Share	Regulation S	N/A	August 4, 2014
Sinsin Europe Solar Asset L.P. (Cayman Islands)	38,225,846 Shares	October 3, 2014	$79.0 million[4]	Regulation S	N/A	September 15, 2014
Hawaiian Power, HPL (Arizona)	3,000,000 Shares	September 24, 2014	$3.3 million, or $1.10 per Share, subject to adjustments[5]	Regulation D of the Securities Act	N/A	September 22, 2014
Home Value Holding Co., limited (British Virgin Islands) (“Home Value”)	17,200,000 Shares	November 11, 2014	$20.1 million	Regulation S	N/A	September 23, 2014
Strong Textile	5,000,000 Shares	November 10, 2014	$5.9 million	Regulation S	N/A	September 23, 2014
Harker Investment Limited (Seychelles)	8,600,000 Shares	November 3, 2014	$10.1 million	Regulation S	N/A	September 23, 2014

Purchasers and their place of incorporation	Securities sold	Date of securities issued	Consideration	Exemptions from registration claimed	Terms of conversion or exercise	Dates of relevant Current Reports on Form 8-K filed with the SEC[1]
Ju Yuan Holdings Limited (British Virgin Islands)	1,000,000 Shares	November 3, 2014	$1.2 million	Regulation S	N/A	September 23, 2014
Allied Energy Holding Pte Ltd (Singapore)	6,000,000 Shares	November 10, 2014	$7.0 million	Regulation S	N/A	September 23, 2014
Hong Kong Ding Chen Group Investment International Development Limited (Hong Kong)	1,720,000 Shares	November 3, 2014	$2.0 million	Regulation S	N/A	September 23, 2014
Hong Kong Victory Consulting Management Co., Limited (Hong Kong)	1,720,000 Shares	November 10, 2014	$2.0 million	Regulation S	N/A	September 23, 2014
Home Value	17,200,000 Shares	December 31, 2014	$20.1 million	Regulation S	Option to purchase[6]	September 23, 2014
Smart Range Investments Limited (British Virgin Islands)	21,739,500 Shares	October 16, 2014	$30.0 million	Regulation S	N/A	October 7, 2014
Signet Worldwide Limited (British Virgin Islands)	10,000,000 Shares	November 24, 2014	$13.8 million	Regulation S	N/A	October 7, 2014
Brilliant King Group Ltd. (British Virgin Islands) (“Brilliant King”)	6,000,000 Shares	December 31, 2014	$12.0 million, or $2.0 per Share	Regulation S	N/A	December 18, 2014
Brilliant King	Option to purchase 6,000,000 Shares	N/A	$12.0 million, or $2.0 per Share	Regulation S	Option to purchase[7]	December 18, 2014
Brilliant King	Convertible promissory note in the principal amount of $12.0 million	N/A	$12.0 million	Regulation S	Convertible into 6,000,000 Shares at $2.0 per Share 813	December 18, 2014
Poseidon Sports Limited (Cayman Islands) (“Poseidon”)	1,500,000 Shares	December 31, 2014	$3.0 million, or $2.0 per Share	Regulation S	N/A	December 18, 2014
Poseidon	Option to purchase 1,500,000 Shares	N/A	$3.0 million, or $2.0 per Share	Regulation S	Option to purchase[9]	December 18, 2014
Poseidon	Convertible promissory note in the principal amount of $3.0 million	N/A	$3.0 million	Regulation S	Convertible into 1,500,000 Shares at $2.0 per Share[10]	December 18, 2014

Purchasers and their place of incorporation	Securities sold	Date of securities issued	Consideration	Exemptions from registration claimed	Terms of conversion or exercise	Dates of relevant Current Reports on Form 8-K filed with the SEC[1]
Union Sky Holding Group Limited (British Virgin Islands) (“Union Sky”)	Option to purchase 20,000,000 Shares	N/A	$40.0 million, or $2.0 per Share	Regulation S	Option to purchase[11]	December 18, 2014
Union Sky	Convertible promissory note in the principal amount of $20.0 million		N/A $20.0 million, or $2.0 per Share	Regulation S	Convertible into 10,000,000 Shares at $2.0 per Share[12]	December 18, 2014
Border Dragon Limited (British Virgin Islands) (“Border Dragon”)	2,500,000 Shares	December 31, 2014	$5.0 million, or $2.0 per Share	Regulation S	N/A	December 18, 2014
Border Dragon	Option to purchase 2,500,000 Shares	N/A	$5.0 million, or $2.0 per Share	Regulation S	Option to purchase[13]	December 18, 2014
Forwin International Financial Holding Limited (Hong Kong) (“Forwin”)	5,000,000 shares of our common stock	January 16, 2015	$10.0 million, or $2.0 per share	Regulation S	N/A14	December 18, 2014
Central Able Investments Limited (Hong Kong) (“Central Able”)	2,500,000 shares of our common stock	January 30, 2015	$5.0 million, or $2.0 per share	Regulation S	N/A15	December 18, 2014
CECEP Solar Energy Hong Kong Co., Limited (Hong Kong) (“CECEP”)	5,722,977 shares of our common stock	January 30, 2015	equity interest in certain project companies owned by CECEP	Regulation S	N/A16	January 16, 2015
RE Capital Pte. Ltd. (“RE Capital”)	2,849,741 shares of our common stock	June 2, 2015	interest in certain solar projects owned by RE Capital	Regulation S	N/A17	April 17, 2015
Huang Zheng	338,679 shares of our common stock	June 4, 2015	services provided by a third party	Regulation S	N/A18	N/A
Solar Juice	14,073,354 shares of our common stock	June 11, 2015	80% equity interest in Solar Juice	Regulation S	N/A19	March 31, 2015

Note:

1.	The above summary of the recent sales of unregistered securities is qualified in its entirety by the full text of the relevant securities purchase agreements as exhibits to the Current Reports on Form 8-K filed with the SEC on the specified dates, which are incorporated by reference herein.
2.	On April 30, 2014, we entered into a purchase agreement (the “April 2014 Purchase Agreement”) with Robust Elite and certain other non-US investors. Pursuant to the April 2014 Purchase Agreement, we agree to sell and Robust Elite agreed to purchase 106,250,000 of our Shares for an aggregate consideration of $17,000,000. We issued 25,000,000 Shares and 12,500,000 Shares to Robust Elite on June 27, 2014 and July 15, 2014 respectively.
3.	On June 3, 2014, we amended certain clauses in the April 2014 Purchase Agreement with Robust Elite and entered into an amendment agreement (the “April 2014 Purchase Agreement Amendment”), pursuant to which we agreed to issue Robust Elite a convertible bond in the principal amount of $11.0 million to replace the remaining 68,750,000 Shares to be issued according to the April 2014 Purchase Agreement. On July 31, 2014, we extinguished the convertible bond issued to Robust Elite pursuant to the April 2014 Purchase Agreement Amendment and thereafter issued Robust Elite 68,750,000 Shares at $0.16 per share, the same price as the contractually required conversion price of the convertible bond.

4.	On September 9, 2014, we and our wholly owned indirect subsidiary, SPI China (HK) Limited (“SPI China”), entered into a Share Sale & Purchase Agreement (“Sinsin Purchase Agreement”) with Sinsin Europe Solar Asset L.P. and Sinsin Solar Capital L.P. to purchase all of the outstanding capital stock of Sinsin Renewable Investment Limited (“Sinsin”), a limited liability company registered in Malta. Sinsin Europe Solar Asset L.P. at that time owned 99,999 Ordinary “A” shares and Sinsin Solar Capital L.P. at that time owned 1 Ordinary “B” share of Sinsin, representing all of outstanding capital stock of Sinsin. Pursuant to the Sinsin Purchase Agreement, as part of the total purchase price, we issued in the aggregate of 38,225,846 Shares on December 1, 2014, the fair market value of which was determined to be $79.1 million, or $2.07 per Share, inclusive of 30% of the consideration set forth in the Sinsin Purchase Agreement and goodwill adjustment.
5.	On September 15, 2014, we entered into an asset purchase agreement (“HPL Purchase Agreement”) with Hawaiian Power, LLC (“HPL”) whereby we acquired certain of HPL’s assets consisting of membership interests, partnership interests and a promissory note related to Calwaii Power Holdings, LLC (“Calwaii”) and Solar Hub Utilities, LLC. (“SHU”). As a result of the transaction, we own 100% equity interest in Calwaii, an indirect 89% interest in SHU and a $7.5 million promissory note due to HPL by SHU, and currently control solar projects of approximately 15.0 MW under development in Hawaii. Pursuant to the HPL Purchase Agreement, as part of the HPL Purchase Price, we issued 3,000,000 Shares for an aggregate value of $3.3 million based on a per share price of $1.10 on October 9, 2014. The number of shares issued as part of the HPL Purchase Price is subject to adjustment in the event that the dollar volume-weighted average price (“VWAP”) for our Shares on the principal market on which they trade is less than $1.00 (as equitably adjusted for subsequent stock splits, stock combinations, stock dividends and recapitalizations as necessary) for the five trading days ending on March 30, 2015. If such VWAP is less than $1.00 per share, then we shall issue to HPL additional Shares such that the total number of Shares issued by us pursuant to the HPL Purchase Agreement multiplied by the five trading day VWAP will have a value of at least $3,000,000 on March 30, 2015.
6.	On September 22, 2014, we entered into an option agreement with Home Value, whereby we agreed to grant Home Value an option to purchase from us 17,200,000 Shares at an exercise price of $1.17 per Share. Upon Home Value’s exercise of the option, we issued 17,200,000 Shares to Home Value.
7.	On December 12, 2014, we entered into an option agreement with Brilliant King, whereby we agreed to grant Brilliant King an option to purchase from us a total of 6,000,000 Shares at an exercise price of $2.0 per Share, on or prior to the date of completion of the listing of the Shares on the New York Stock Exchange or the NASDAQ Stock Market. As of the date of this annual report, the option has not been exercised.
8.	On December 12, 2014, we entered into a convertible promissory note purchase agreement with Brilliant King, pursuant to which we agreed to issue Brilliant King a convertible promissory note in the principal amount of $12.0 million. Brilliant King may convert the convertible promissory note into 6,000,000 Shares within 18 months from the date of the note issuance.
9.	On December 12, 2014, we entered into an option agreement with Poseidon, whereby we agreed to grant Poseidon an option to purchase from us a total of 1,500,000 Shares at an exercise price of $2.0 per Share, on or prior to the date of completion of the listing of the Shares on the New York Stock Exchange or the NASDAQ Stock Market. As of the date of this annual report, the option has not been exercised.
10.	On December 12, 2014, we entered into a convertible promissory note purchase agreement with Poseidon, pursuant to which we agreed to sell Poseidon a convertible promissory note in the principal amount of $3 million. Poseidon may convert the convertible promissory note into 1,500,000 Shares within 18 months from the date of the note issuance.
11.	On December 15, 2014, we entered into an option agreement with Union Sky, whereby we agreed to grant Union Sky an option to purchase from us a total of 20,000,000 Shares at an exercise price of for $2.0 per Share, on or before March 15, 2015. This option has been expired.
12.	On December 15, 2014, we entered into a convertible promissory note purchase agreement with Union Sky, pursuant to which we agreed to sell Union Sky a convertible promissory note in the principal amount of $20 million. Union Sky may convert the convertible promissory note into 10,000,000 Shares within 18 months from the date of the note issuance.

13.	On December 15, 2014, we entered into an option agreement with Border Dragon, whereby we agreed to grant Border Dragon an option to purchase from us a total of 2,500,000 Shares at an exercise price of $2.0 per Share, on or before March 15, 2015. This option has been expired.
14.	On December 15, 2014, we entered into a share purchase agreement with Forwin, whereby we agreed to issue and sell to Forwin 5,000,000 shares of our common stock at $2.0 per share.
15.	On January 22, 2015, we entered into a share purchase agreement with Central Able, pursuant to which we agreed to issue and sell to Central Able 2,500,000 shares of our common stock at $2.0 per share.
16.	On January 16, 2015, we entered into a share purchase agreement with CECEP to purchase the equity interest in certain project companies from CECEP, part of the consideration for which would be in the form of our common stock.
17.	On April 15, 2015, we entered into a G.K. interest sale and purchase agreement with RE Capital, whereby we agreed to purchase entire G.K. interest of projects owned by RE Capital, part of the consideration for which would be in the form of our common stock.
18.	On January 19, 2015, we entered into an endorsement contract with Kimble Limited, whereby we agreed to issue and sell to Huang Zheng 338,679 shares of our common stock for a consideration of services provided by a third party.
19.	On March 31, 2015, we entered into a share purchase agreement with Solar Juice, whereby we agreed to issue and sell to Solar Juice Sellers 14,073,354 shares of our common stock for a consideration of 80% equity interest in Solar Juice.

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

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

In 2014, we substantially reduced our operating loss as compared to 2013. In addition, we raised a significant amount of cash for our working capital purposes from the issuance of Shares and convertible notes in 2014 to non-U.S. investors in private placements. In 2014, we entered into various private placement share purchase agreements and option agreements with a number of non-U.S. investors and issued approximately 328.7 million unregistered Shares in reliance of Regulation S of the Securities Act, mostly at a per share purchase price benchmarked to the prevailing trading price of our Shares at the respective dates of these agreements, and raised an aggregate $178.9 million. In 2014, we also raised $35.0 million of cash from issuing unregistered convertible notes to non-U.S. investors in reliance of Regulations S. As of August 28, 2015, we had 629,664,618 Shares outstanding.

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

Construction Contracts – Revenue on photovoltaic system construction contracts is generally recognized using the percentage-of-completion method of accounting, unless we cannot make reasonably dependable estimates of the costs to complete the contract or the contact value is not fixed, in which case we would use the completed contract method. Under the percentage-of-completion method, the Company measures the cost incurred on each project at the end of each reporting period and compares the result against the estimated total costs at completion. The percentage of cost incurred determines the amount of revenue to be recognized. Payment terms are generally defined by the contract and as a result may not match the timing of the costs incurred by the Company and the earnings accrued thereon. Such differences are recorded as costs and estimated earnings in excess of billings on uncompleted contracts (an asset account) or billings in excess of costs and estimated earnings on uncompleted contracts (a liability account). For the years ended December 31, 2014 and 2013, $5,600 and nil of progress payments have been netted against contracts costs disclosed in the account costs and estimated earnings in excess of billings on uncompleted contracts.

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

Services revenue under power purchase agreements – The Company derives services revenues from PV solar systems held for own use through the sale of energy to grid operators pursuant to terms set forth in power purchase agreements or local government regulations (“PPAs”). The Company has determined that none of the PPAs contains a lease since (i) the purchaser does not have the rights to operate the project assets, (ii) the purchaser does not have the rights to control physical access to the project assets, and (iii) the price that the purchaser pays is at a fixed price per unit of output. Revenue is recognized based upon the output of electricity delivered multiplied by the rates specified in the PPAs, assuming all other revenue recognition criteria are met.

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

For project assets held for development and sale, the Company considers a project commercially viable if it is anticipated to be sold for a profit once it is either fully developed or fully constructed. The Company also considers a partially developed or partially constructed project commercially viable if the anticipated selling price is higher than the carrying value of the related project assets plus the estimated cost to completion. The Company considers a number of factors, including changes in environmental, ecological, permitting, market pricing or regulatory conditions that affect the project. Such changes may cause the cost of the project to increase or the selling price of the project to decrease. The Company records an impairment loss of the project asset to the extent the carrying value exceed its estimated recoverable amount. The recoverable amount is estimated based on the anticipated sales proceeds reduced by estimated cost to complete such sales. In 2014, the Company provided impairment loss of $2,055 for certain project assets held for development and sale.

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

Recent Accounting Pronouncements

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

The following summary outlines the acquisitions we completed or for which have entered into definitive agreements since 2014:

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

In October 2014, we completed the acquisition of 100% equity interest in the project companies owning 14.3 MW of projects in Hawaii, U.S. for an aggregate purchase price of $4.8 million. The projects were under construction when we completed the acquisition. We issued 3,000,000 unregistered Shares to the sellers at a per Share price of $1.10, subject to certain adjustments contingent upon the trading price of our Shares, to account for approximately $3.3 million of the purchase price, with the remaining balance of $700,000 settled in cash of $500,000 and a waiver of receivables of $150,000 due to us from KDC. See “Market For Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities—Recent Sales of Unregistered Securities.”

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

In December 2014, we completed the acquisition of a 100% equity interest in the project company owning eight solar projects of an aggregate capacity of 26.6 MW in Greece for a consideration of $140.5 million of its fair value. All of the eight projects were connected to the grid and selling electricity when we completed the acquisition. We issued 38,225,846 unregistered Shares to the sellers at a per Share price of $2.43 and also with adjustments for the lockup period and other factors to account for 56% of the consideration set forth in the original purchase agreement and goodwill adjustment, with the remaining balance paid in cash. See “Market For Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities—Recent Sales of Unregistered Securities.”

In December 2014, we completed the acquisition of a 100% equity interest in the project company owning 20.0 MW of projects in Qinghai Province, China for an aggregate consideration of RMB190.0 million ($30.6 million). The projects were connected to the grid and selling electricity when we completed the acquisition. We paid RMB43.0 million ($6.9 million) in cash, with the remaining RMB147.0 million ($23.7 million) to settle payables due from the project company to its EPC service provider and to be paid with bank factoring financing in installments.

In February 2015, we completed the acquisition of a 100% equity interest in the project companies owning 4.3 MW of projects in Italy for an aggregate consideration of $11.8 million of its fair value. The projects were connected to the grid and selling electricity when we completed the acquisition. We issued 5,722,977 unregistered Shares to the sellers to account for 70% of the consideration at a per Share price of $1.72 and also with adjustments for the lockup period and other factors, with the remaining balance of Euro 3.1 million ($3.6 million) settled in cash.

Other Solar Businesses

Solar Juice Acquisition

In March 2015, we entered into a definitive share purchase agreement to acquire 80% of the equity interest in Solar Juice, a company incorporated in Sydney, Australia, for a total consideration of $15.6 million of its fair value at a per price of $1.78 and also with adjustments for the lockup period and other factors. Solar Juice distributes solar kits that include PV modules, balance-of-system components, solar monitoring systems and inverters to retail or corporate customers in Australia and Southeast Asia. Solar Juice procures PV modules from a wide range of reputable suppliers, such as TrinaSolar, JA Solar, Canadian Solar and LG. It also has adopted a supplier-neutral approach to minimize procurement costs. Solar Juice also distributes its in-house brand of PV modules, OpalSolar, which Solar Juice contracts with third parties to manufacture. SolarBusinessServices, a consultancy, ranks Solar Juice as the number one solar product distributor in terms of wholesale volume in 2013 and 2014. As of June 30, 2015, Solar Juice had over 3,000 Business-to-Business accounts, of which 700 were active on a monthly basis. In the fourth quarter of 2014, Solar Juice set up a distribution facility in Singapore and expanded its customer base into Sri Lanka, Malaysia, the Philippines, Thailand, Papua New Guinea, Fiji and the Cook Islands. Solar Juice was acquired in May 2015. We expect the acquisition of Solar Juice to expand our solar business to another continent with a broad customer base.

We have funded our acquisitions primarily from cash generated from our financing activities and from credit facilities. Going forward we expect to fund our future acquisitions with cash generated from our operations, as well as equity and debt financing.

All-Zip Acquisition

In April 2015, we and Meitai Investment (Suzhou) Co., Ltd. (“Meitai Investment”), one of our PRC wholly owned subsidiaries, entered into a share purchase agreement with Shanghai All-Zip Roofing System Group Co., Ltd. (“All-Zip”), a company established in China, and all of its shareholders (collectively, the “All-Zip Sellers”) for the acquisition of 100% equity interest in All-Zip. Pursuant to the share purchase agreement, Meitai Investment agreed to purchase from the All-Zip Sellers 100% of the equity interest in All-Zip for an aggregate consideration of RMB275 million to be settled with Shares at $2.38 per share, subject to customary closing conditions and other terms and conditions set forth in the share purchase agreement. All-Zip is a leading one-stop EPC service provider in China for both ground-mounted and rooftop DG solar projects, encompassing installing solar mounting systems, all-in-one energy-saving roofing systems and rainwater collection and green roofing systems on projects for public buildings, integrated solar power stations and buildings. It holds multiple key patents concerning roofing, including its unique focal point management strategy. Its customers include airport facilities, cultural and sports venues, villas and industrial buildings, with representative projects including Wuhan New International Expo, Ordos Museum, Nanchang Sport Center and Shanghai Expo Axis. All-Zip was the only corporation to be invited to participate in the drafting of the China National Construction Standards and Specifications for roofing system works. We believe that All-Zip’s expertise and leading position in roof-top solar project development will be a valuable addition to our expanding presence in the Chinese market.

ZBB Acquisition

In April 2015, we and ZBB Energy Corporation (“ZBB”), a Wisconsin corporation, entered into a securities purchase agreement (the “ZBB Purchase Agreement”) pursuant to which ZBB will issue and sell to us for an aggregate purchase price of $33.4 million in cash a total of (i) 8,000,000 shares of ZBB’s common stock and (ii) 28,048 shares of ZBB’s Series C convertible preferred stock. The aggregate purchase price for the foregoing shares of ZBB’s common stock was based on a purchase price per share of $0.6678 and the aggregate purchase price for the foregoing shares of ZBB’s preferred stock was determined based on price of $0.6678 per common equivalent. In addition, the foregoing shares of ZBB’s preferred stock subject to this transaction were sold for $1,000 per share and are convertible at a conversion price of $0.6678, prepaid at closing; provided, that each one-fourth of such shares of preferred stock only become convertible after certain MW of solar projects are completed by us utilizing ZBB’s products and services. We will also be issued a warrant to purchase 50,000,000 shares of ZBB’s common stock for an aggregate purchase price of $36.7 million in cash and a per share exercise price equal to $0.7346. On July 13, 2015, we and ZBB closed the transaction contemplated by the ZBB Purchase Agreement and ZBB issued to us 8,000,000 shares of ZBB’s common stock, 28,048 shares of ZBB’s Series C convertible preferred stock and the warrant to acquire 50,000,000 shares of ZBB’s common stock at an exercise price equal to $0.7346. The warrant only becomes exercisable upon the completion of 40 megawatts worth of solar projects in accordance with the Supply Agreement described below. On July 13, 2015, in connection with the closing and pursuant to the ZBB Purchase Agreement, we entered into a supply agreement with ZBB pursuant to which we will purchase certain ZBB’s products and services from time to time, including energy management system solutions for solar projects, and entered into a governance agreement with ZBB, pursuant to which we are entitled to nominate one director to ZBB’s board of directors for so long as we hold certain number or more of ZBB’s common stock or preferred stock. We will be entitled to nominate more directors to ZBB’s board of directors following a schedule tied to convertibility schedule of the shares of ZBB’s preferred stock that we purchased under the ZBB Purchase Agreement.

ZBB is a developer of innovative energy management solutions serving the utility, commercial and industrial building markets. We believe that the energy storage market in which ZBB operates has experienced rapid growth, driven by commercial, industrial and residential customers seeking energy savings from solar and emergency back-up power from storage. In addition, utilities are increasingly seeking energy storage solutions that can make the grid become more resilient and less susceptible to failure.

Convertergy Acquisition

In May 2015, we entered into a share purchase agreement with the controlling shareholder of Convertergy Energy Technology Co., Ltd. (“Convertergy Technology”) to purchase 76.8% of the equity interest in Convertergy Technology for an aggregate consideration of $13.8 million together with repayment of a shareholder loan of $1.5 million and accrued interest on behalf of Convertergy Technology. The total consideration will be settled with Shares, the number of which will be determined based on 10-day average of the Shares’ closing prices preceding closing or another price as agreed by the parties. Founded in 2011, Convertergy Technology is headquartered in Shanghai, China. Utilizing its expertise in power electronics, wireless sensor networks and big data analysis, Convertergy Technology has developed a product portfolio that includes a module-level monitor, optimizer and cloud-based software system to optimize power output and reduce O&M costs. We expect that we will be able to utilize Convertergy Technology’s smart technologies for the solar projects we operate, and that combining such technologies with the Solarbao e-commerce platform will create a fully integrated energy internet platform.

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

General and administrative expenses — Our general and administrative expenses were $6.2 million (6.8% of net sales) and $17.5 million (41.1% of net sales) for the years ended December 31, 2014 and 2013, respectively, a decrease of $11.3 million, or 64.4%. The decrease in general and administrative expenses for the year ended December 31, 2014 over the comparative period was primarily due to the one-time bad debt reserve recorded against our accounts receivable of $9.5 million during the year of 2013 mainly due to the deterioration of the business operations of two of our EPC customers, the respective owners of the Beaver Run Project and another project in the U.S. for which we provided EPC services, as a result of the two customers’ inability to settle EPC service fees with us. The bad debt reserve was reversed in 2014 with a positive balance of $3.6 million primarily due to the sale of the Beaver Run Project to us by its owner and the settlement of outstanding receivables due to us by the other project’s owner using modules.

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

Impairment expenses — We recorded impairment expenses of nil and $7.5 million (17.6% of net sales) for the years ended December 31, 2014 and 2013, respectively. The impairment expenses we recorded in 2013 were due to the difference of the amount of consideration we paid for in acquiring a solar project in the U.S. and the fair value of our investment. In 2013, we provided EPC services to KDC for the KDC Mountain Creek Project, with the EPC service fees in the form of a $15.0 million note receivable due from KDC. KDC was unable to satisfy its EPC service fees payment obligations and in December 2013, we entered into an exchange and release agreement with KDC, pursuant to which we agreed to exchange our $15.0 million note receivable due to us from KDC under the EPC agreement in exchange for 64.5% equity interest in the KDC Mountain Creek Project. We determined the fair value of our investment in the KDC Mountain Creek Project to be $7.5 million in 2013 based on an income approach applying discounted cash flows to measure the fair value using a 10% discount rate, utilizing a market approach by comparing the fair value to other similar sized solar projects taking into consideration the expected time and cost to complete the project. Consequently, we recorded a $7.5 million impairment charge in 2013. In 2014, we increased our equity interest in the KDC Mountain Creek Project to 100%. See “—Recent Acquisition Activities—Solar Projects.” We did not record any impairment expenses in 2014.

Engineering, design and product management expense — Our engineering, design and product management expenses in relation to our historical balance-of- system manufacturing operations were nil and $1.8 million (4.1% of net sales) for the years ended December 31, 2014 and 2013, respectively. We discontinued our manufacturing operations in 2014. The decrease in engineering, design and product management costs to nil for the year ended December 31, 2014 over the comparative period was primarily due to cessation of our manufacturing operations.

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

Liquidity

A summary of the sources and uses of cash and cash equivalents is as follows:

	For the Years Ended December 31,
	2014	2013
Net cash (used in)/ provided by operating activities	$(56,456)	$11,212
Net cash (used in)/ provided by investing activities	(44,885)	5,669
Net cash provided by/ (used in) financing activities	257,342	(33,599)
Effect of exchange rate changes on cash	(492)	(74)

Net increase (decrease) in cash and cash equivalents	$155,509	$(16,792)

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

Subsequently, we significantly improved our cash resources and liquidity position in 2014. Despite our net loss of $5.2 million in 2014 and an accumulated deficit of $61.3 million as of December 31, 2014, we substantially reduced our operating loss compared to 2013. In addition, in 2014 we raised a significant amount of cash from the issuance of our Shares and convertible notes to non-U.S. investors in private placements. We entered into various share purchase agreements and option agreements with a number of non-U.S. investors and issued approximately 328.7 million unregistered Shares in reliance of Regulation S, mostly at a per share purchase price benchmarked to the prevailing trading price of our Shares at the respective dates of these agreements, and raised an aggregate $178.9 million. As a result of these private placements, LDK’s equity interest in us decreased to 22.5% as of the date of this annual report, and it is no longer our controlling shareholder. We also raised $35 million of cash from issuing unregistered convertible notes to non-U.S. investors in reliance of Regulations S. As of December 31, 2014, we also had short-term bank borrowings of an aggregate $47.5 million having an interest rate ranging between 5.6% and 7% per annum and a bank financing product of $19.3 million as deposits for a one-year bank loan of $5.6 million.

As of December 31, 2014, we had $156.5 million in cash and cash equivalents, $8.9 million of bank deposits with maturities over three months, $27.4 million of short-term investments and $22.7 million in accounts receivable. Our working capital increased from negative $36.6 million as of December 31, 2013 to positive $129.0 million as of December 31, 2014.

We repaid the complaining bank which claimed that we were in default of a total of $4.4 million to satisfy all of our outstanding obligations, and the bank subsequently withdrew its complaint. On November 7, 2014, the Grand Court of the Cayman Islands sanctioned the scheme of arrangements relating to LDK’s assets in the Cayman Islands as well as LDK and its affiliates incorporated in the Cayman. On November 18, 2014, the High Court of Hong Kong sanctioned a related scheme of arrangement with respect to LDK’s subsidiaries incorporated in Hong Kong. The related restructuring was completed on December 17, 2014. On February 18, 2015, all the related bankruptcy and liquidation proceedings in respect of LDK and its subsidiaries in the Cayman Islands, Hong Kong and the U.S. were closed. On December 31, 2014, LDK announced that its subsidiary, LDK Solar International Company Limited (“LDK HK”), entered into a settlement and mutual release agreement (the “LDK Settlement Agreement”) with us, pursuant to which LDK HK agreed to release and discharge us from all actions, claims, demands, damages, obligations, liabilities, controversies and executions arising out of our payables of approximately $28.8 million to LDK HK and subsidiaries, in exchange for a settlement amount of $11.0 million. Pursuant to the LDK Settlement Agreement, we are obligated to pay the outstanding $11 million settlement amount in installments before December 31, 2015 in accordance with a certain agreed schedule. However, LDK retains the right to cancel the agreed settlement and release if any installment payment is delayed for more than 30 days. We consequently did not eliminate the liability of $17.8 million waived in the LDK Settlement Agreement from our consolidated balance sheet as of December 31, 2014, given that the payment had not been fully settled. As of June 30, 2015, the remaining balance of the settlement amount was $5.0 million.

Given the current balance of our working capital and the events described above, the management believes that there were no significant events or conditions that may cast substantial doubt on our ability to continue as a going concern as of December 31, 2014.

As of June 30, 2015, we held cash and cash equivalents of US$46.0 million in aggregate outside of the PRC. As an offshore holding company, we are permitted under PRC laws and regulations to provide funding from the proceeds of our offshore fund raising activities to our PRC subsidiaries only through loans or capital contributions, subject to the satisfaction of the applicable government registration and approval requirements. As a result, there is uncertainty with respect to our ability to provide prompt financial support to our PRC subsidiaries when needed.

The implementation rules of the CIT Law provide that after January 1, 2008, an income tax rate of 10% will normally be applicable to dividends declared to non-resident enterprise investors which do not have an establishment or a place of business in the PRC, or have an establishment or a place of business but the relevant income is not effectively connected with such establishment or place of business, to the extent that such dividends are derived from source within the PRC. According to the Arrangement between the Mainland China and Hong Kong for the Avoidance of Double Taxation on Income signed on August 21, 2006, the PRC government may impose taxes on dividends payable by a PRC company to a Hong Kong resident with such taxes not exceeding either 10% or 5% of the gross amount of dividends payable, applicable when the equity interest percentage in the PRC company held by the Hong Kong resident is less than 25% and is at least 25%, respectively. As our PRC operating subsidiaries are held by our Hong Kong subsidiaries, we may be subject to the PRC taxes on dividends payable by our PRC operating subsidiaries to their Hong Kong parents as described above.

Although we do not have any present plans to declare any dividends or other distributions from our PRC subsidiaries, we may rely significantly on dividends and other distributions paid by our PRC subsidiaries for our cash and financing requirements in the future. There may be restrictions on the dividends and other distributions by our PRC subsidiaries. Under PRC laws and regulations, our PRC subsidiaries may pay dividends only out of their accumulated profits as determined in accordance with PRC accounting standards and regulations. Our PRC subsidiaries are required to set aside at least 10% of their accumulated after-tax profits each year, if any, to fund a statutory reserve fund, until the aggregate amount of such fund reaches 50% of their respective registered capital. At their discretion, our PRC subsidiaries may allocate a portion of their after-tax profits based on PRC accounting standards to staff welfare and bonus funds. The reserve fund and the staff welfare and bonus funds cannot be distributed as cash dividends. See “Item 1A Risk Factors—Risks Related to Our International Operations—We may rely on dividends paid by our PRC subsidiaries to fund any cash and financing requirements we may have. Any limitation on the ability of our PRC subsidiaries to pay dividends to us could have a material adverse effect on our ability to conduct our business and to pay dividends to holders of our Shares.” Furthermore, our investments made as registered capital and additional paid-in capital of our PRC subsidiaries are also subject to restrictions on their distribution and transfer according to PRC laws and regulations.

As a result, our PRC subsidiaries are restricted in their ability to transfer their net assets to us in the form of cash dividends, loans or advances. As of June 30, 2015, the amount of the restricted net assets, which represents registered capital, additional paid-in capital and cumulative appropriations made to statutory reserves, was US$180.9 million.

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

On November 24, 2014, we engaged KPMG Huazhen as our principal accountants for our consolidated financial statements as of and for the year ending December 31, 2014. The decision to engage KPMG Huazhen was approved by our Board of Directors. We initially reported this change on the same Current Report on Form 8-K as the one reporting our dismissal of Crowe.

During our two most recent fiscal years and the subsequent interim periods through the date of this Current Report, neither we nor anyone on our behalf has consulted with KPMG Huazhen regarding either (1) the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on our consolidated financial statements, and neither a written report nor oral advice was provided to us that KPMG Huazhen concluded was an important factor considered by us in reaching a decision as to any accounting, auditing or financial reporting issue, or (2) any matter that was either the subject of a disagreement (as defined in Item 304(a)(1)(iv) of Regulation S-K) or a reportable event (as defined in Item 304(a)(1)(v) of Regulation S-K).

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

Specifically, we identified the following control deficiencies in our internal controls that constitute material weakness:

•	We instituted a number of cost cutting measures and significantly reduced the number of personnel in our accounting department which led to a lack of segregation of duties. The lack of segregation of duties prohibited a timely review at an appropriate level of precision over routine and significant transactions. Additionally, due to lack of personnel with sufficient knowledge on US GAAP and SEC reporting requirements, we did not have appropriate control and procedures in place with respect to the disclosure of and the accounting for material complex and non-routine transactions.

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

Person	Age	Position
Xiaofeng Peng	40	Chairman of the Board of Directors
Min Xiahou	51	Deputy Chairman of the Board of Directors
Lang Zhou	53	Director
Gang Dong	33	Director
Jeffrey Yunan Ren	39	Director
Roger Dejun Ye	42	Chief Executive Officer
Amy Jing Liu	43	Chief Financial Officer and Secretary of the Board
Hoong Khoeng Cheong	50	Chief Operating Officer
Stephen C. Kircher	61	Chief Strategy Officer

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

Min Xiahou

Mr. Xiahou was our chief executive officer and director from August 19, 2013 to June 30, 2015 and has served as deputy chairman of our Board since July 1, 2015. Mr. Xiahou is also a senior vice president of LDK and has served as the general manager of LDK’s Solar Power System Division since May 2011. From 2008 to 2011, Mr. Xiahou served as the Board Chairman and General Manager of Xinyu Urban Construction Group, a state-owned construction corporation in China. Before that, Mr. Xiahou served in various government roles from 1989 to 2011. Mr. Xiahou received his Bachelor of Economics degree from Xiamen University, China in 1989. He is also a certified accountant in China.

Mr. Xiahou’s experience as senior management of LDK and his previous experience in finance and construction companies qualify him to be our director.

Lang Zhou

Dr. Zhou has served as our director since April 17, 2014. Dr. Zhou has been a professor of Nanchang University since 1997. Dr. Zhou has extensive experience in the solar industry. Dr. Zhou received a doctoral degree in materials science and engineering from University of Science and Technology Beijing, and received a Master of Science and a Bachelor of Science in materials science and engineering from Shanghai Jiaotong University in 1985.

Dr. Zhou’s experience in the solar industry qualifies him to be our director.

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

Jeffrey Yunan Ren

Mr. Ren has served as our director since April 2015. Mr. Ren is a managing director of a private equity firm in Hong Kong. Mr. Ren currently serves as a non-executive director of Labixiaoxin Snacks Group Limited, a Chinese manufacturer and distributor of snacks listed on the Hong Kong Stock Exchange; an independent director of China Child Care Corporation, a Chinese manufacturer and distributor of child care products listed on the Hong Kong Stock Exchange; and a board member of numerous private companies. From March 2012 to June 2015, Mr. Ren served as a member of the Board of Directors and the Chairman of the Audit Committee of Tiger Media, Inc., a multi-platform media and data products and service company listed on the NYSE. From May to November 2013, Mr. Ren served as an independent director of Vision Fame International Holding Limited, a company focusing on the construction business and listed on the Hong Kong Stock Exchange. From June 2010 to March 2012, Mr. Ren served as president of a pharmaceutical investment holding company based in Hong Kong. Previously, Mr. Ren served as an executive director at UBS Investment Bank in Hong Kong from 2008 to 2010 and as a vice president at Lehman Brothers in Hong Kong from 2006 to 2008. Mr. Ren holds an LL.M. from Harvard Law School, and is a graduate of Peking University Law School (LL.B. and graduate program).

Roger Dejun Ye

Mr. Roger Dejun Ye has served as our chief executive officer since July 1, 2015. Mr. Ye currently serves as a partner in four solar funds focusing on investing in and acquiring domestic and international solar projects. He was also the chief executive officer of Yangtze Investment Co., Ltd., a joint investment platform of Solar Power Fund and China Three Gorges Corporation focusing on overseas solar projects, from 2011 to 2013. From 2006 to 2011, Mr. Ye held various positions at Suntech Power Holdings Co., Ltd., including head of global sales. Prior to that, Mr. Ye worked at Siemens Limited China for over eight years, serving in key sales roles in the company’s mobile communications division. Mr. Ye obtained his master’s degree in applied physics from Shanghai Jiao Tong University in 1999.

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

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)		All Other Compensation ($)	Total ($)
Min Xiahou, Chief Executive Officer and Director	2014	74,967	—	—	263,938	[1]	—	338,905
	2013	—	—	—	70,000	[2]	—	70,000

Amy Jing Liu, Chief Financial Officer	2014	41,285	—	—	1,301,210	[3]	—	1,342,495
	2013	—	—	—	—		—	—

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)		All Other Compensation ($)	Total ($)
Hoong Khoeng Cheong, Chief Operating Officer	2014	173,960	—	—	351,918	[4]	—	525,878
	2013	—	—	—	—		—	—

Stephen C. Kircher, Chief Strategy Officer	2014	220,000	—	—	245,827	[5]	—	465,827
	2013	220,000	—	—	—		—	220,000

Charlotte Xi, Former President, Chief Operations Officer, Interim Financial Officer, Director and special consultant to the Company’s Chairman of the Board of Directors	2014	295,480	—	—	—		—	295,480
	2013	116,900	—	—	70,000		—	186,900

Roger Le Yu, Former Interim Chief Financial Officer[7]	2014	8,120	—	—	—		—	8,120
	2013	—	—	—	—		—	—

Note:

[1]	Reflects options granted to Mr. Xiahou to purchase 1,500,000 shares of our common stock at an exercise price of $0.31 and a grant date fair value of $0.18 with four-year vesting terms and which expire in June 2019. The amount reported represents the grant date fair value computed in accordance with Financial Accounting Standards Board (“FASB”) ASC Topic 718. Mr. Xiahou was our chief executive officer from August 19, 2013 to June 30, 2015 and has served as deputy chairman of our Board since July 1, 2015.
[2]	Reflects options granted to Mr. Xiahou to purchase 2,000,000 shares of our common stock at an exercise price of $0.05 and a grant date fair value of $0.035 with four-year vesting terms and which expire in August 2018. The amount reported represents the grant date fair value computed in accordance with Financial Accounting Standards Board (“FASB”) ASC Topic 718.
[3]	Reflects options granted to Ms. Liu to purchase 2,000,000 shares of our common stock at an exercise price of $1.18 and a grant date fair value of $0.65 with four- year vesting terms and which expire in September 2024. The amount reported represents the grant date fair value computed in accordance with Financial Accounting Standards Board (“FASB”) ASC Topic 718. Ms. Liu was appointed chief financial officer, senior vice president and secretary of the Board on September 18, 2014.
[4]	Reflects options granted to Mr. Cheong to purchase 2,000,000 shares of our common stock at an exercise price of $0.31 and a grant date fair value of $0.18 with four-year vesting terms and which expire in June 2019. The amount reported represents the grant date fair value computed in accordance with Financial Accounting Standards Board (“FASB”) ASC Topic 718. Mr. Cheong was appointed our chief operating officer on May 26, 2014.
[5]	Reflects options granted to Mr. Kircher to purchase 1,000,000 shares of our common stock at an exercise price of $0.44 and a grant date fair value of $0.25 with four-year vesting terms and which expire in August 2019. The amount reported represents the grant date fair value computed in accordance with Financial Accounting Standards Board (“FASB”) ASC Topic 718. Mr. Kircher was appointed as our chief strategy officer on August 19, 2013.
[6]	Ms. Xi was appointed a director on August 19, 2013 and then resigned on May 7, 2014. She resigned as our interim chief financial officer on May 16, 2014 and as our president and chief operating officer on May 25, 2014. She ceased to be the special consultant to our Chairman of the Board of Directors on September 30, 2014.
[7]	Mr. Yu was appointed as our interim chief financial officer on May 26, 2014 and resigned on September 18, 2014.

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

Outstanding Equity Awards at Fiscal Year-End

			Option Awards				Stock Awards
Name	Number of securities underlying unexercised options (#) exercisable	Number of securities underlying options (#) unexercisable	Option exercise price ($)		Option expiration date	Number of shares or units of stock that have not vested (#)	Market value of shares or units of stock that have not vested ($)		Equity incentive plan awards: number of unearned shares, units or other rights that have not vested (#)	Equity incentive plan awards: market or payout value of unearned shares, units or other rights that have not vested ($)
Min Xiahou, Chief Executive Officer and Director	500,000	—	$ $	0.05 and 0.31	June 2019	3,000,000	316,438	[1]	—	—
Amy Jing Liu, Chief Financial Officer	—	—		$1.18	September 2024	2,000,000	1,301,210	[2]	—	—
Hoong Khoeng Cheong, Chief Operating Officer	—	—		$0.31	June 2019	2,000,000	351,918	[3]	—	—
Stephen C. Kircher, Chief Strategy Officer	950,000	—	$ $ $	1.24, 0.44 and 0.49	August 2019	1,250,000	362 077	[4]	—	—
Charlotte Xi, Former President, Chief Operations Officer, Interim Financial Officer, Director and special consultant to the Company’s Chairman of the Board of Directors[5]	—	—		—	—	—	—		—	—
Roger Le Yu, Former Interim Chief Financial Officer[6]	—	—		—	—	—	—		—	—

Note:

[1]	Reflects an option granted to Mr. Xiahou to purchase up to 2,000,000 shares of our common stock at an exercise price of $0.05 and 1,500,000 shares of our common stock at an exercise price of $0.31. This option expires in June 2019.
[2]	Reflects options granted to Ms. Liu to purchase 2,000,000 shares of our common stock at an exercise price of $1.18 and a grant date fair value of $0.65 with four- year vesting terms and which expire in September 2024.
[3]	Reflects options granted to Mr. Cheong to purchase 2,000,000 shares of our common stock at an exercise price of $0.31 and a grant date fair value of $0.18 with four-year vesting terms and which expire in June 2019.
[4]	Reflects an option granted to Mr. Kircher to purchase up to 200,000 of our Shares at an exercise price of $1.24, 1,000,000 of our Shares at an exercise price of $0.49 and 1,000,000 of our Shares at an exercise price of $0.44. This option expires in August 2019.
[5]	Ms. Xi resigned from our Board of Directors on May 7, 2014. She resigned as our president and chief operating officer on May 25, 2014. She ceased to be special consultant to our Chairman of the Board of Directors on September 30, 2014.
[6]	Mr. Yu resigned as our interim chief financial officer on September 18, 2014.

Retirement and Resignation Plans

On November 15, 2006, subject to approval of the Stockholders, we adopted the 2006 Plan reserving 9% of the outstanding Shares. On February 7, 2007, our stockholders approved the 2006 Plan reserving 9% of the outstanding Shares pursuant to the Definitive Proxy on Schedule 14A filed with the SEC on January 22, 2007.

Director Compensation Table

The following table sets forth the compensation received by each of our non-employee Directors.

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Non-Qualified Deferred Compensation ($)	All Other Compensation ($)	Total ($)
Xiaofeng Peng	110,185	—	703,836	—	—	—	814,021
Gang Dong	—	—	17,596	—	—	—	17,596
Lang Zhou	7,500	5,037	17,596	—	—	—	30,133
Jack Lai[1]	—	—	—	—	—	—	—

Note:

[1]	Mr. Lai resigned as our director on February 21, 2014.

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

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth information as of the date of this annual report regarding the beneficial ownership of our outstanding Shares, including (a) each stockholder who is known by us to own beneficially in excess of 5% of our voting stock; (b) each director; (c) our named executive officers; and (d) our executive officers and directors as a group. Except as otherwise indicated, all persons listed below have (i) sole voting power and investment power with respect to their Shares, except to the extent that authority is shared by spouses under applicable law, and (ii) beneficial ownership with respect to their Shares. The percentage of beneficial ownership is based upon 629,664,618 Shares outstanding as of August 28, 2015, including 608,592,718 Shares and 21,071,900 shares of restricted stock. As of August 28, 2015, we have only issued shares of common stock of par value $0.0001. Unless otherwise identified, the address of our directors and officers is 3500 Douglas Boulevard, Suite #240, Roseville, California, 95661 3888.

Name of Beneficial Owner Principal Stockholder	Shares Beneficially Owned	Percentage Beneficially Owned
LDK Solar USA, Inc.1.	131,746,347	20.9%

LDK Solar Europe Holding SA2.	9,771,223	1.6%

Robust Elite Limited3.	106,250,000	16.9%

Joy Sky Investment Limited4.	55,560,000	8.8%

Strong Textile Hong Kong Limited5.	42,060,000	6.7%

Sinsin Europe Solar Asset Limited Partnership6.	38,225,846	6.1%

Home Value Holding Co., Limited7.	34,400,000	5.5%

Note:

1.	LDK Solar USA, Inc. LDK Solar USA, Inc. is wholly owned by LDK Solar CO., Ltd. The address of LDK Solar USA, Inc. LDK Solar USA, Inc. is 1290 Oakmead Parkway, Sunnyvale, CA 94085.1.

2.	LDK Solar Europe Holding S.A. is wholly owned by LDK Solar International Co., Ltd., which is in turn wholly owned by LDK Solar CO., Ltd. The address of LDK Solar Europe Holding S.A. is Rue Pafebruch 89B L-8303, Capellen Luxembourg.

3.	Robust Elite Limited is held by Unitone Group Limited, which is wholly owned by Hercules Star Limited. Mr. Chiu Fai Stanley Choi is the natural person exercising voting and investment power over shares of our common stock held by Robust Elite Limited. The address of Robust Elite Limited is 25 Floor, COSCO Tower, Queen’s Road Central, Hong Kong.

4.	Mr. Dejun Ye is the natural person who has sole voting and investment power over shares of our common stock held by Joy Sky Investment Limited. The address of Joy Sky Investment Limited is Portcullis TrustNet Chambers, P.O. Box 3444, Road Town, Tortola, British Virgin Islands.

5.	Ms. Caihong Lu is the natural person who has sole voting and investment power over shares of our common stock held by Strong Textile Hong Kong Limited. The address of Strong Textile Hong Kong Limited is Unit E, 3/F, Wing Tat Commercial Building, 97 Bonham Strand East, Sheung Wan, Hong Kong.

6.	Sinsin Europe Solar Asset Limited Partnership’s general partner is Solar Asset Management Capital Inc. Solar Asset Management Capital Inc. is wholly owned by SAM Capital Holdings Limited. The address of Sinsin Europe Solar Asset Limited Partnership is Suite 716, 10 Market Street, Grand Cayman KY1-9006, Cayman Islands.

7.	Mr. Zhangxing Wang is the natural person exercising sole voting and investment power over shares of our common stock owned by Home Value Holding Co., Limited. The address of Home Value Holding Co., Limited is P.O. Box 957, Offshore Incorporations Centre, Road Town, Tortola, British Virgin Islands.

Name of Beneficial Owner Principal Stockholder	Shares Beneficially Owned		Percentage Beneficially Owned
Directors and Executive Officers
Xiaofeng Peng, Chairman of the Board	13,200,000	[1]	2.1%
Lang Zhou, Director	*		*
Gang Dong, Director	*		*
Min Xiahou, Deputy Chairman of the Board	*		*
Jeffrey Yunan Ren	—		—
Roger Dejun Ye, Chief Executive Officer	—		—
Hoong Khoeng Cheong, Chief Operating Officer	*		*
Amy Jing Liu, Chief Financial Officer	*		*
Stephen C. Kircher, Chief Strategy Officer	*		*
All Directors and Executive Officers as a Group	24,800,000	[2]	3.9%

Note:

[1]	Consists of options to purchase 1,000,000 Shares and 12,200,000 shares of restricted stock.
[2]	Consists of options to purchase an aggregate of 4,875,000 Shares and an aggregate of 19,925,000 shares of restricted stock.
*	Less than 1.0%.

Changes in Control

We are not aware of any current arrangement whose operation might at a subsequent date result in a change in control of the registrant.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Transactions with Our Directors, Executive Officers and Shareholders

In 2013 and 2014, we did not provide EPC services or sell any PV modules or panels to LDK. As of December 31, 2014, we had nil accounts receivable from LDK. As of December 31, 2013, we had accounts receivable due from LDK of $3.9 million from our historical provision of EPC services and PV module or panel sales to LDK prior to 2013.

We purchased solar panels from LDK for our solar project development. In June 2012, we acquired 100% equity interest in SGT from its direct owners, LDK Europe, who owned 70% of equity interest in SGT prior to the acquisition, and the two founders of SGT. Because LDK was our controlling shareholder and 100% shareholder of LDK Europe at that time, the acquisition was treated as a transaction between entities under common control. As a result of the acquisition, we recognized the assets and liabilities of SGT at their historical values in our historical consolidated financial statements in accordance with U.S. GAAP, including payables due from SGT to LDK. As of December 31, 2013 and 2014 and June 30, 2015, we had accounts payable due to LDK of $50.9 million, $34.2 million and $29.3 million, respectively.

LDK filed an application for provisional liquidation in the Cayman Islands in connection with its plans to resolve its offshore liquidity issues in February 2014. On November 7, 2014, the Grand Court of the Cayman Islands sanctioned the scheme of arrangements relating to LDK’s assets in the Cayman Islands as well as LDK and its affiliates incorporated in the Cayman Islands. On November 18, 2014, the High Court of Hong Kong sanctioned a related scheme of arrangement with respect to LDK’s subsidiaries incorporated in Hong Kong. The related restructuring was completed on December 17, 2014. On February 18, 2015, all the related bankruptcy and liquidation proceedings in respect of LDK and its subsidiaries in the Cayman Islands, Hong Kong and the U.S. were closed. On December 31, 2014, LDK announced that its subsidiary, LDK HK, entered into the LDK Settlement Agreement with us, pursuant to which LDK HK agreed to release and discharge us from all actions, claims, demands, damages, obligations, liabilities, controversies and executions arising out of our payables of approximately $28.8 million to LDK HK and its subsidiaries, in exchange for a settlement amount of $11.0 million. Pursuant to the LDK Settlement Agreement, we are obligated to pay the outstanding $11.0 million settlement amount in installments before December 31, 2015 in accordance with a certain agreed schedule. However, LDK retains the right to cancel the agreed settlement and release if any installment payment is delayed for more than 30 days. We consequently did not eliminate the liability of $17.8 million waived in the LDK Settlement Agreement from our consolidated balance sheet as of December 31, 2014, given that the payment had not been fully settled.

As of June 30, 2015, the remaining balance of the settlement amount was $5.0 million, which has been included in the accounts payable, and will be paid in accordance with the following schedule: $1.0 million on or before July 31, 2015, $2.0 million on or before September 30, 2015 and $2.0 million on or before December 31, 2015.

As of June 30, 2015 and December 31, 2014, the Company had prepaid $2,000 and $nil respectively to LDK as down payment to acquire three PV solar projects located in Italy and US from LDK. On March 30, 2015, the Company entered into a share purchase agreement (the “Share Purchase Agreement”) with LDK’s subsidiaries (collectively, the LDK Sellers”). Pursuant to the Share Purchase Agreement, the Company agreed to purchase from the Sellers (i) 100% equity interest in LD THIN S.R.L, a limited liability company incorporated in Italy, (ii) 54.1% equity interest in LAEM S.R.L, a limited liability company incorporated in Italy, and (iii) 100% equity interest in North Palm Springs Investments, LLC, a limited liability company incorporated in California, for an aggregate cash consideration of US$2,390. The Company will also assume certain indebtedness contemplated in the Share Purchase Agreement up to a maximum amount to be agreed upon among the Company and the Sellers prior to the closing date of the transaction. The transaction is subject to several closing conditions including completion of satisfactory due diligence.

As of June 30, 2015 and December 31, 2014, the Company had prepaid $12 and $nil to LDK’s supplier for the purchase deposit on behalf of LDK.

As of June 30, 2015 and December 31, 2014, the Company owed to LDK of $50 and $nil as LDK made salary payment to certain employees on behalf of the Company, respectively.

As of June 30, 2015, LDK owned approximately 22.5% of our outstanding Shares.

Contractual Arrangements with Solar Energy E-Commerce and Its Shareholders

We, through our wholly-owned subsidiary, Yan Hua Internet, have entered into a series of contractual arrangements with Solar Energy E-Commerce and its shareholders, Mr. Xiaofeng Peng, chairman of our board of directors, Mr. Min Xiahou, deputy chairman of our board of directors and Ms. Amy Jing Liu, our chief financial officer:

Exclusive Consultancy and Service Agreement. Pursuant to the exclusive consultancy and service agreement entered into between Solar Energy E-Commerce and Yan Hua Internet, Solar Energy E-Commerce irrevocably appoints and designates Yan Hua Internet as its exclusive service provider to provide, among others, relevant technical and consulting services. The service fees are determined based on the actual services provided by Yan Hua Internet and up to the net income of Solar Energy E-Commerce during the relevant period. The term of this agreement is three years, which may be automatically extended upon expiration. Yan Hua Internet may terminate this agreement in its sole discretion at any time with a three-month prior written notice.

Exclusive Call Option Agreement. Through the exclusive call option agreement entered into among Yan Hua Internet, Solar Energy E-Commerce and its shareholders, Yan Hua Internet or its designated third party has an exclusive purchase option to acquire all or a part of the equity interest or assets in Solar Energy E-Commerce at any time when permitted by applicable PRC laws and regulations in its sole discretion. The transfer price will be the minimum amount of consideration permitted under PRC law at the time of transfer. In addition, without Yan Hua Internet’s or its controlling shareholder’s prior written consent, the shareholders of Solar Energy E-Commerce shall not transfer their equity interest in Solar Energy E-Commerce, and Solar Energy E-Commerce shall not transfer any of its assets. This agreement will remain effective until all of Solar Energy E-Commerce’s equity interest and assets are transferred to Yan Hua Internet or its designated third party, unless terminated by Yan Hua Internet at any time with a 30-day prior written notice.

Proxy Voting Agreement. Through the proxy voting agreement entered into among Yan Hua Internet, Solar Energy E-Commerce and its shareholders, each shareholder of Solar Energy E-Commerce undertakes to execute a power of attorney to exclusively assign his or her rights as shareholder of Solar Energy E-Commerce to Yan Hua Internet’s designated person, including voting right, right to transfer any equity interest in Solar Energy E-Commerce and right to appoint directors and officers. This agreement will remain effective unless terminated by mutual agreement or by the non-defaulting party in the case of a breach of contract.

Equity Interest Pledge Agreement. To ensure Solar Energy E-Commerce’s performance of its obligations under the exclusive consultancy and service agreement, the exclusive option agreement and the proxy voting agreement, the shareholders of Solar Energy E-Commerce have entered into an equity interest pledge agreement with Yan Hua Internet to pledge their equity interests in Solar Energy E-Commerce to Yan Hua Internet. This equity interest pledge agreement will remain effective until the full performance of the contractual obligations under the exclusive consultancy and service agreement, the exclusive call option agreement and the proxy voting agreement.

        Legal enforceability of these contractual arrangements has not been established primarily because the registration of the equity interest pledge agreement with the relevant PRC government bureau has not been completed as one of the legal shareholder’s equity in Solar Energy E-Commerce is restricted for pledge and transfer, making us unable to legally enforce our right under the equity interest pledge agreements and potentially other agreements. We are in the process of establishing a new corporate structure for the e-commerce business under which Solarbao will be migrated into a newly-established domestic company and one of our PRC subsidiaries will enter into a new set of contractual arrangements, including an equity interest pledge agreement, with the domestic company. We expect to be able to register the equity interest pledge agreement with the relevant PRC government bureau and consolidate the financial results of the newly-established domestic company as a variable interest entity in our financial statements.

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

Relationship with Independent Registered Public Accounting Firm

We appointed KPMG Huazhen LLP (English name previously translated as KPMG Huazhen (SGP)), or KPMG Huazhen, as our independent registered public accounting firm on November 24, 2014.

Principal Accountant Fees and Services

Crowe Horwath LLP

We dismissed Crowe Horwath LLP, or Crowe, on November 18, 2014. For further information related to the dismissal of Crowe, please see the Current Report on Form 8-K filed with the SEC on November 24, 2014.

Fees billed to us by Crowe during fiscal years 2014 and 2013 were as follows:

	2014	2013
Audit Fees	$279,030	$368,880
Audit-related fees	$—	$52,980
Tax-related fees	$—	$—
All other fees	$—	$—

Total	$279,030	$421,860

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

2014
Audit Fees	$860,848
Audit-related fees	$—
Tax-related fees	$—
All other fees	$—

Total	$860,848

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

All Other Fees

Not applicable.

Pre-Approval Policies

Consistent with the rules of the SEC regarding auditor independence, our Board of Directors is responsible for the appointment, compensation and oversight of the work of our independent registered public accounting firm. Our Board asks our independent registered public accounting firm to provide a detailed description of its services each year as a basis for its decision-making. The Board evaluates the proposals based on four categories: Audit services, Audit-related services, Tax services, and Other services; and determines the proper arrangement for each service according to its judgment as to our needs over the coming year. Our Board pre- approves all audit and non-audit services to be performed by our independent registered public accounting firm. The Board pre-approved 100% of the audit and audit- related services performed by the independent registered public accounting firms described above in fiscal 2014 and 2013.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

Exhibit No.	Description

2.1	Agreement and Plan of Merger dated as of January 25, 2006 between Welund Fund, Inc. (Delaware) and Welund Fund, Inc. (Nevada) (1)

2.2	Agreement and Plan of Merger by and among Solar Power, Inc., a California corporation, Welund Acquisition Corp., a Nevada corporation, and Welund Fund, Inc., a Nevada corporation dated as of August 23, 2006 (2)

2.3	First Amendment to Agreement and Plan of Merger dated October 4, 2006 (3)

2.4	Second Amendment to Agreement and Plan of Merger dated December 1, 2006 (4)

2.5	Third Amendment to Agreement and Plan of Merger dated December 21, 2006 (5)

2.6	Agreement of Merger by and between Solar Power, Inc., a California corporation, Solar Power, Inc., a Nevada corporation and Welund Acquisition Corp., a Nevada corporation dated December 29, 2006 (7)

2.7	Agreement of Merger by and between Solar Power, Inc., a Nevada corporation and Solar Power, Inc., a California corporation, dated February 14, 2007 (6)

3.1	Amended and Restated Articles of Incorporation (6)

3.2	Amendment of Amended and Restated Articles (17)

3.3	Bylaws (6)

3.4	Specimen (7)

3.5	Certificate of Determination of Rights, Preferences, Privileges and Restrictions of the Series A Preferred Stock of Solar Power (12)

Exhibit No.	Description

10.1	Exchange and Release Agreement dated December 26, 2013 (15)

10.2	Form of Project Management Agreement (15)

10.3	Second Amended and Restated Operating Agreement for KDC Solar Mountain Creek Parent LLC dated February 18, 2014 (15)

10.4	First Amended and Restated Exchange and Release Agreement dated April 17, 2014 (16)

10.5	Third Amended and Restated Operating Agreement for KDC Solar Mountain Creek Parent LLC dated April 17, 2014 (16)

10.6	Equity Cash Flow Letter dated April 17, 2014 (16)

10.7	Purchase Agreement dated April 30, 2014 (17)

10.8	Amendment to Purchase Agreement dated June 3, 2014 (18)

10.9	Cooperation Agreement of 50 MWp Photovoltaic Grid-connected Power Generation Project in Yangqiao of Fenyi County dated June 25, 2014(19)

10.10	EPC General Contract for the 50 MWp large above-ground power station project in Yangqiao of Fenyi County of Xinyu of Jiangxi dated July 17, 2014 (20)

10.11	21MWp Distributed Power Station Project of LDK Factory in Distributed PV Power Generation Demonstration Park of Xinyu of Jiangxi dated July 17, 2014 (20)

10.12	Purchase Agreement dated July 22, 2014 (20)

10.13	Share Sale & Purchase Agreement Between Sinsin Europe Solar Asset Limited Partnership and Sinsin Solar Capital Limited Partnership and SPI China (HK) Limited and Solar Power, Inc. dated September 9, 2014 (21)

10.14	Pledge Agreement – Orion Energy SA (21)

10.15	Pledge Agreement - Astraios Energy SA (21)

10.16	Pledge Agreement – Jasper Pv Makedonia Energy SA (21)

10.17	Pledge Agreement – Photovoltaica Parka Veroia I SA (21)

10.18	Asset Purchase Agreement by and between Solar Power, Inc. and Hawaiian Power, LLC. Dated September 15, 2014 (22)

10.19	Purchase Agreement by and between Solar Power, Inc. and each of the purchasers listed on Schedule I thereto dated September 22, 2014 (23)

10.20	Option Agreement by and between Solar Power, Inc. and Home Value Holding Co., Limited dated September 22, 2014 (23)

10.21	Membership Interest Purchase Agreement by and between SPI Solar Japan G.K. and Mr. Takao Yasuda dated September 22, 2014 (24)

10.22	Purchase Agreement by and between Solar Power, Inc. and Smart Range Investments Limited dated October 7, 2014 (25)

10.23	Purchase Agreement by and between Solar Power, Inc. and Signet Worldwide Limited dated October 7, 2014 (25)

10.24	Ulanqab of Inner Mongolia 20MW Grid-connected Power Generation Project General Contract by and between Inner Mongolia Jingzhaolai Photovoltaic Power Co., Ltd. and Xinyu Xinwei New Energy Co., Ltd. dated October 8, 2014 (26)

10.25	Alxa League Zhiwei 30MW Photovoltaic Power Generation Project General Contract by and between Alxa League Zhiwei Photovoltaic Power Generation Co., Ltd. and Xinyu Xinwei New Energy Co., Ltd. dated October 8, 2014 (27)

10.26	Julu County Ecological Agricultural Greenhouse Distributed 20MW Photovoltaic Power Generation Project General Contract by and between Hebei Yangpu New Energy Technology Co., Ltd. and Xinyu Xinwei New Energy Co., Ltd. dated October 14, 2014 (28)

Exhibit No.	Description

10.27	Julu County Ecological Agricultural Greenhouse Phase Two 30MW Photovoltaic Power Generation Project General Contract by and between Hebei Yangpu New Energy Technology Co., Ltd. and Xinyu Xinwei New Energy Co., Ltd. dated October 14, 2014 (28)

10.28	Julu County Ecological Agricultural Greenhouse Phase One 50 MW Photovoltaic Power Generation Project General Contract by and between Hebei Yangpu New Energy Technology Co., Ltd. and Xinyu Xinwei New Energy Co., Ltd. dated October 14, 2014 (28)

10.29	Translation of Cooperation Framework Agreement by and between SPI Solar Power Suzhou Co., Ltd. and GD Solar Co., Ltd. dated October 22, 2014 (29)

10.30	Translation of Share Purchase Agreement by and between SPI Solar Power Suzhou Co., Ltd. and China Energy Power Group Operation and Maintenance Management Jiangsu Co., Ltd. dated October 22, 2014 (29)

10.31	Translation of Share Purchase Agreement by and between SPI Solar Power Suzhou Co., Ltd. and Liaoning Xinda New Energy Investment Co., Ltd. dated October 22, 2014 (29)

10.32	Translation of Share Purchase Agreement by and between SPI Solar Power Suzhou Co., Ltd., Beijing Taihedafang Investment Development Co., Ltd. and Xinghe Chaerhu Development Co., Ltd. dated October 22, 2014 (29)

10.33	Translation of Share Purchase Framework Agreement by and between SPI Solar Power Suzhou Co., Ltd. and ZhongNeng GuoDian Green Ecological Cooperation and Development Jiangsu Co., Ltd. dated October 22, 2014 (30)

10.34	Translation of Share Purchase Agreement by and between SPI Solar Power Suzhou Co., Ltd. and ZhongNeng GuoDian New Energy Development and Investment Jiangsu Co., Ltd. dated October 22, 2014 (30)

10.35	Translation of Share Purchase Framework Agreement by and among Xinwei Solar Power Engineering (Suzhou) Co., Ltd., Zhong Junhao, Li Jin, Tong Ling Hong Xin Ling Xiang Investment Partnership, Shanghai Yi Ju Sheng Yuan Investment Center, Shanghai NineCity Investment Holding (Group) Ltd., Shanghai Yi Ju Sheng Quan Equity Investment Center, Shanghai Panshi Investment Co., Ltd. and Shanghai All-Zip Roofing System Group Co., Ltd. dated October 28, 2014 (31)

10.36	Purchase Agreement by and between Solar Power, Inc. and Brilliant King Group Ltd. dated December 12, 2014 (32)

10.37	Option Agreement by and between Solar Power, Inc. and Brilliant King Group Ltd. dated December 12, 2014 (32)

10.38	Convertible Promissory Note Purchase Agreement by and between Solar Power, Inc. and Brilliant King Group Ltd. dated December 12, 2014 (32)

10.39	Purchase Agreement by and between Solar Power, Inc. and Poseidon Sports Limited December 12, 2014 (32)

10.40	Option Agreement by and between Solar Power, Inc. and Poseidon Sports Limited dated December 12, 2014 (32)

10.41	Convertible Promissory Note Purchase Agreement by and between Solar Power, Inc. and Poseidon Sports Limited dated December 12, 2014 (32)

10.42	Option Agreement by and between Solar Power, Inc. and Union Sky Holding Group Limited dated December 15, 2014 (32)

10.43	Convertible Promissory Note Purchase Agreement by and between Solar Power, Inc. and Union Sky Holding Group Limited dated December 15, 2014 (32)

10.44	Purchase Agreement by and between Solar Power, Inc. and Border Dragon Limited dated December 15, 2014 (32)

10.45	Option Agreement by and between Solar Power, Inc. and Border Dragon Limited dated December 15, 2014 (32)

10.46	Purchase Agreement by and between Solar Power, Inc. and Forwin International Financial Holding Limited dated December 12, 2014 (32)

10.47	Option Agreement by and between Solar Power, Inc. and Forwin International Financial Holding Limited dated December 15, 2014 (32)

10.48	Purchase Agreement by and between Solar Power, Inc. and Central Able Investments Limited dated December 15, 2014 (32)

Exhibit No.	Description

10.49	Translation of Equity Interest Purchase Agreement by and among SPI Solar Power (Suzhou) Co., Ltd., TBEA Xinjiang Sunoasis Co., Ltd. and Xinjiang Sang’ou Solar Equipment Co., Ltd. dated December 31, 2014 (33)

10.50	Translation of Share Pledge Agreement by and among TBEA Xinjiang Sunoasis Co., Ltd., Gonghe County Xinte Photovoltaic Co., Ltd. and SPI Solar Power (Suzhou) Co., Ltd. dated December 31, 2014 (33)

10.51	Translation of Amendment Agreement to Share Pledge Agreement by and among TBEA Xinjiang Sunoasis Co., Ltd., Gonghe County Xinte Photovoltaic Co., Ltd. and SPI Solar Power (Suzhou) Co., Ltd. dated December 31, 2014 (33)

10.52	Translation of Mortgage Agreement by and among TBEA Xinjiang Sunoasis Co., Ltd., Gonghe County Xinte Photovoltaic Co., Ltd. and SPI Solar Power (Suzhou) Co., Ltd. dated December 31, 2014 (33)

10.53	Stock Purchase Agreement by and among CECEP Solar Energy Hong Kong Co., Limited, SPI China (HK) Limited and Solar Power, Inc. dated January 15, 2015 (34)

10.54	Option Agreement by and between Solar Power, Inc. and Central Able Investments Limited dated January 22, 2015 (35)

10.55	English translation of Exclusive Consultancy and Service Agreement by and between Yan Hua Internet Technology (Shanghai) Co., Ltd. and Solar Energy E-Commerce (Shanghai) Limited dated March 26, 2015(36)

10.56	English translation of Proxy Voting Agreement by and among Yan Hua Internet Technology (Shanghai) Co., Ltd., Solar Energy E-Commerce(Shanghai) Limited and shareholders of Solar Energy E-Commerce (Shanghai) Limited dated March 26, 2015(36)

10.57	English translation of Equity Interest Pledge Agreement by and among Yan Hua Internet Technology (Shanghai) Co., Ltd., Solar Energy E- Commerce (Shanghai) Limited and shareholders of Solar Energy E-Commerce (Shanghai) Limited dated March 26, 2015(36)

10.58	English translation of Exclusive Call Option Agreement by and among Yan Hua Internet Technology (Shanghai) Co., Ltd., Solar Energy E- Commerce (Shanghai) Limited and shareholders of Solar Energy E-Commerce (Shanghai) Limited dated March 26, 2015(36)

10.59	Share Purchase Agreement by and among SPI China (HK) Limited, LDK Solar Europe Holding S.A. and LDK Solar USA, Inc. dated March 30, 2015(37)

10.60	Share Purchase Agreement by and among SPI China (HK) Limited., Andrew Burgess, Rami Fedda and Allied Energy Holding Pte Ltd dated March 31, 2015(37)

10.61	Membership Interest Purchase Agreement by and among Solar Power, Inc., William Hedden, as Trustee of the William H. Hedden and Sandra L. Hedden Trust, Stephen C. Kircher, the chief strategy officer of SPI, as Trustee of the Kircher Family Irrevocable Trust dated December 29, 2004, and Steven Kay dated March 31, 2015(38)

10.62	GK Interest Sale and Purchase Agreement by and between SPI Solar Japan G.K. and Re Capital K.K. dated April 15, 2015(39)

10.63	Securities Purchase Agreement by and between ZBB Energy Corporation and Solar Power, Inc. dated April 17, 2015(39)

10.64	Translation of Share Purchase Agreement by and among Solar Power, Inc., Meitai Investment (Suzhou) Co., Ltd., Zhong Junhao, Li Jin, Tong Ling Hong Xin Ling Xiang Investment Partnership, Shanghai Yi Ju Sheng Yuan Investment Center, Shanghai Ninecity Investment Holding (Group) Ltd., Shanghai Yi Ju Sheng Quan Equity Investment Center, Shanghai Panshi Investment Co., Ltd. and Shanghai All-Zip Roofing System Group Co., Ltd. dated April 30, 2015(40)

10.65	Purchase Agreement by and between Solar Power, Inc. and Yes Yield Investments Limited dated May 4, 2015(41)

10.66	Option Agreement by and between Solar Power, Inc. and Yes Yield Investments Limited dated May 4, 2015(41)

10.67	Agreement and Plan of Merger and Reorganization by and among Solar Power, Inc., SPI Energy Co., Ltd. and SPI Merger Sub, Inc. dated May 8, 2015(42)

10.68	Translation of Share Purchase Agreement by and among Solar Power, Inc., Convertergy II Holdings Limited, Convertergy I Holdings Limited and Convertergy Energy Technology Co., Ltd. dated May 8, 2015(42)

10.69	Convertible Promissory Note Purchase Agreement by and between Solar Power, Inc. and Vision Edge Limited dated June 15, 2015 (43)

Exhibit No.	Description

10.70	Option Agreement by and between Solar Power, Inc. and Vision Edge Limited dated June 15, 2015 (43)

10.71	Supply Agreement between ZBB Energy Corporation and Solar Power, Inc. dated July 13, 2015 (44)

10.72	Governance Agreement between ZBB Energy Corporation and Solar Power, Inc. dated July 13, 2015 (44)

14.1	Code of Ethics (13)

16.1	Letter of Crowe Horwath LLP(14)

21.1	List of Subsidiaries(36)

23.1	Consent of Independent Registered Public Accounting Firm — KPMG Huazhen LLP

23.2	Consent of PRC legal counsel

23.3	Consent of Independent Registered Public Accounting Firm — Crowe Horwath LLP

31.1	Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101	The following materials from this Annual Report on Form 10-K for the year ended December 31, 2014 formatted in Extensible Business Reporting Language (XBRL): (i) the Consolidated Statements of Income, (ii) the Consolidated Balance Sheets, (iii) the Consolidated Statements of Cash Flows and (iv) related notes.

Footnotes to Exhibits Index

(1)	Incorporated by reference to Form 8-K filed with the SEC on February 3, 2006
(2)	Incorporated by reference to Form 8-K filed with the SEC on August 29, 2006
(3)	Incorporated by reference to Form 8-K filed with the SEC on October 6, 2006
(4)	Incorporated by reference to Form 8-K filed with the SEC on December 6, 2006
(5)	Incorporated by reference to Form 8-K filed with the SEC on December 22, 2006
(6)	Incorporated by reference to Form 8-K filed with the SEC on February 20, 2007
(7)	Incorporated by reference to the Form SB-2 filed with the SEC on January 17, 2007
(8)	Incorporated by reference to Form 8-K filed with the SEC on January 12, 2011
(9)	Incorporated by reference to Form 8-K filed with the SEC on September 23, 2009
(10)	Incorporated by reference to Form 8-K filed with the SEC on June 7, 2010
(11)	Incorporated by reference to Form 8-K filed with the SEC on August 4, 2010
(12)	Incorporated by reference to Form 8-K filed with the SEC on January 12, 2011
(13)	Incorporated by reference to Form 10KSB filed with the SEC on April 16, 2007
(14)	Incorporated by reference to Form 8-K filed with the SEC on November 24, 2014
(15)	Incorporated by reference to Form 8-K filed with the SEC on February 21, 2014
(16)	Incorporated by reference to Form 8-K filed with the SEC on April 23, 2014
(17)	Incorporated by reference to Form 8-K filed with the SEC on June 23, 2011
(18)	Incorporated by reference to Form 8-K filed with the SEC on June 9, 2014
(19)	Incorporated by reference to Form 8-K filed with the SEC on July 10, 2014
(20)	Incorporated by reference to Form 8-K filed with the SEC on August 4, 2014
(21)	Incorporated by reference to Form 8-K filed with the SEC on September 15, 2014
(22)	Incorporated by reference to Form 8-K filed with the SEC on September 22, 2014
(23)	Incorporated by reference to Form 8-K filed with the SEC on September 23, 2014
(24)	Incorporated by reference to Form 8-K filed with the SEC on September 30, 2014
(25)	Incorporated by reference to Form 8-K filed with the SEC on October 7, 2014
(26)	Incorporated by reference to Form 8-K filed with the SEC on October 10, 2014
(27)	Incorporated by reference to Form 8-K filed with the SEC on October 14, 2014
(28)	Incorporated by reference to Form 8-K filed with the SEC on October 17, 2014

(29)	Incorporated by reference to Form 8-K filed with the SEC on October 23, 2014
(30)	Incorporated by reference to Form 8-K filed with the SEC on October 24, 2014
(31)	Incorporated by reference to Form 8-K filed with the SEC on October 29, 2014
(32)	Incorporated by reference to Form 8-K filed with the SEC on December 18, 2014
(33)	Incorporated by reference to Form 8-K filed with the SEC on January 8, 2015
(34)	Incorporated by reference to Form 8-K filed with the SEC on January 16, 2015
(35)	Incorporated by reference to Form 8-K filed with the SEC on January 23, 2015
(36)	Incorporated by reference to Form 10-K filed with the SEC on March 31, 2015
(37)	Incorporated by reference to Form 8-K filed with the SEC on March 31, 2015
(38)	Incorporated by reference to Form 8-K filed with the SEC on April 6, 2015
(39)	Incorporated by reference to Form 8-K filed with the SEC on April 17, 2015
(40)	Incorporated by reference to Form 8-K filed with the SEC on April 30, 2015
(41)	Incorporated by reference to Form 8-K filed with the SEC on May 7, 2015
(42)	Incorporated by reference to Form 8-K filed with the SEC on May 11, 2015
(43)	Incorporated by reference to Form 8-K filed with the SEC on June 15, 2015
(44)	Incorporated by reference to Form 8-K filed with the SEC on July 14, 2015

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this amendment No. 1 to this annual report to be signed on its behalf by the undersigned, thereunto duly authorized.

SOLAR POWER, INC.

September 3, 2015	/s/ Roger Dejun Ye
	By:	Roger Dejun Ye
	Title:	Chief Executive Officer
(Principal Executive Officer)

September 3, 2015	/s/ Amy Jing Liu
	By:	Amy Jing Liu
	Title:	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

Pursuant to requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Capacity	Date

/s/ Xiaofeng Peng Xiaofeng Peng	Chairman	September 3, 2015

/s/ Min Xiahou Min Xiahou	Deputy Chairman of the Board	September 3, 2015

/s/ Lang Zhou Lang Zhou	Director	September 3, 2015

/s/ Gang Dong Gang Dong	Director	September 3, 2015

/s/ Jeffrey Yunan Ren Jeffrey Yunan Ren	Director	September 3, 2015

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

/s/ KPMG Huazhen LLP

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

/s/ Crowe Horwath LLP

San Francisco, California

April 15, 2014

SOLAR POWER, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except for share and per share data)

	December 31, 2014	December 31, 2013
ASSETS
Current assets:
Cash and cash equivalents	$156,540	$1,031
Restricted cash	337	—
Bank deposits with maturity over three months	8,852	—
Short-term investments	27,354	—
Accounts receivable, net of allowance for doubtful accounts of $766 and $5,887, respectively	22,654	6,260
Accounts receivable, related party	—	3,905
Notes receivable	—	8,450
Costs and estimated earnings in excess of billings on uncompleted contracts	73,742	—
Inventories, net	6,975	23
Project assets	73,930	—
Prepaid expenses and other current assets	10,930	4,458

Total current assets	381,314	24,127
Intangible assets	560	1,132
Goodwill	66,045	—
Restricted cash, net of current portion	160	400
Accounts receivable, noncurrent	4,490	12,349
Notes receivable, noncurrent	6,611	13,668
Property, plant and equipment net	106,438	11,752
Project assets, noncurrent	21,265	—
Investment in affiliate	—	7,536
Deferred tax assets, net	1,024	—
Total assets	$587,907	$70,964

LIABILITIES AND STOCKHOLDERS’ EQUITY (Deficit)
Current liabilities:
Accounts payable	$76,778	$3,919
Accounts payable, related party	34,150	50,907
Notes payable	26,707	—
Accrued liabilities	11,288	741
Income taxes payable	3,648	—
Billings in excess of costs and estimated earnings on uncompleted contracts	—	862
Advance from customers	17,690	—
Line of credit and loans payable	48,286	4,250
Other current liabilities	33,762	—
Total current liabilities	252,309	60,679
Financing and capital lease obligations,	10,092	11,730
Convertible bonds	32,575	—
Deferred tax liability, net	3,680	—
Other liabilities, noncurrent	27,143	1,422

Total liabilities	325,799	73,831

Commitments and contingencies	—	—
Stockholders’ equity (Deficit):
Preferred stock, par $0.0001, 20,000,000 shares authorized; none issued and outstanding	—	—
Common stock, par $0.0001, 1,000,000,000 and 250,000,000 shares authorized, respectively; 568,847,967 and 198,214,456 shares issued and outstanding, respectively	57	20
Additional paid in capital	327,573	53,376
Accumulated other comprehensive loss	(4,252)	(189)
Accumulated deficit	(61,270)	(56,074)

Total stockholders’ equity (deficit)	262,108	(2,867)

Total liabilities and stockholders’ equity (deficit)	$587,907	$70,964

The accompanying notes are an integral part of these consolidated financial statements.

SOLAR POWER, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except for share and per share data)

	For the Years Ended December 31,
	2014	2013
Net sales:
Net sales	$91,642	$42,629
Cost of goods sold:
Cost of goods sold	77,430	42,582
Provision for losses on contracts	2,055	2,816

Total cost of goods sold	79,485	45,398

Gross profit (loss)	12,157	(2,769)
Operating expenses:
General and administrative	6,243	17,534
Sales, marketing and customer service	1,401	2,050
Impairment charges	—	7,500
Engineering, design and product management	—	1,761

Total operating expenses	7,644	28,845

Operating income (loss)	4,513	(31,614)
Other income (expense):
Interest expense	(2,259)	(4,321)
Interest income	1,212	1,655
Loss on extinguishment of convertible bonds	(8,907)	—
Gain from deconsolidation	—	3,537
Fair value change of derivative liability	972	—
Others	2,313	(688)

Total other (expense) income, net	(6,669)	183

Loss before income taxes	(2,156)	(31,431)
Provision for income taxes	3,040	813

Net loss	$(5,196)	$(32,244)

Net loss per common share:
Basic and Diluted	(0.02)	(0.16)

Weighted average number of common shares used in computing per share amounts:
Basic and Diluted	307,005,057	198,214,456

The accompanying notes are an integral part of these consolidated financial statements.

SOLAR POWER, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(In thousands)

	For the Years Ended December 31,
	2014	2013
Net loss	$(5,196)	$(32,244)
Other comprehensive loss:
Foreign currency translation loss arising during the period	(4,063)	(74)
Less: reclassification of foreign currency translation loss to net loss	—	172

Net change in accumulated other comprehensive loss	(4,063)	98
Comprehensive loss	$(9,259)	$(32,146)

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

SOLAR POWER, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	December 31, 2014	December 31, 2013
Cash flows from operating activities:
Net loss	$(5,196)	(32,244)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	1,267	1,283
Amortization	572	571
Stock-based compensation expense	356	575
Gain on deconsolidation	—	(3,537)
Bad debt expenses (reversal)	(2,043)	9,303
Loss on extinguishment of convertible bonds	8,907	—
Change in fair value of derivative liability	(972)	—
Loss (Gain) on sales of fixed assets	1	(382)
Amortization of loan fees	—	307
Change in deferred taxes	(126)	(150)
Impairment of project assets	2,055	2,816
Impairment charges	—	7,500
Non-cash interest expense	1,406	—
Other non-cash expense	310	—
Operating income from solar system subject to financing obligation	(819)	(1,183)
Changes in operating assets and liabilities
Accounts receivable	$(1,272)	11,491
Accounts receivable, related party	—	3,823
Notes receivable	—	(27,931)
Costs and estimated earnings in excess of billings on uncompleted contracts	(73,742)	28,692
Restricted cash	(337)	—
Project assets	(55,066)	15,993
Inventories	3,838	1,025
Prepaid expenses and other assets	(5,020)	(899)
Accounts payable	37,556	(5,452)
Accounts payable, related party	(12,853)	7,815
Note payable	17,809	—
Advances from customers	17,690	—
Income taxes payable	2,942	—
Billings in excess of costs and estimated earnings on uncompleted contracts	(862)	(4,066)
Billings in excess of costs and estimated earnings on uncompleted contracts, related party	—	(49)
Accrued liabilities and other liabilities	7,143	(4,089)

Net cash (used in)/generated from operating activities	(56,456)	11,212
Cash flows from investing activities:
Proceeds from repayment of notes receivable	—	7,007
Issuance of notes receivable	—	(1,335)
Proceeds from disposal of fixed assets	1	—
Investment in affiliate	(586)	—
Acquisitions of property, plant and equipment	(147)	(3)
Acquisitions of project assets,	(1,295)	—
Acquisitions of new subsidiaries, net of cash acquired	(6,652)	—
Acquisition of short-term investments	(40,227)	—
Bank deposit with maturity over three months	(8,852)	—
Proceeds from disposal of short-term investments	12,873	—

Net cash (used in)/generated from investing activities	(44,885)	5,669
Cash flows from financing activities:
Proceeds from issuance of common stocks	167,848	—
Proceeds from issuance of share options	37	—
Proceeds from line of credit and loans payable	47,467	2,666
Decrease in restricted cash	240	20
Proceeds from issuance of convertible bonds	46,000	—
Payments on line of credit and loans payable	(4,250)	(36,285)

Net cash generated from/(used in) financing activities	257,342	(33,599)
Effect of exchange rate changes on cash	(492)	(74)

Increase (decrease) in cash and cash equivalents	155,509	(16,792)
Cash and cash equivalents at beginning of year	1,031	17,823

Cash and cash equivalents at end of year	$156,540	1,031

Supplemental cash flow information:
Cash paid for interest	191	4,280
Non-cash activities:
Debt forgiveness from related party	—	4,582
Netting off balance due to/from related party (Note 25)	3,905	—
Contribution of other assets to investment in affiliate (Note 8)	790	7,536
Exchange of notes receivable and other assets to acquire project assets in construction (Note 8)	9,448	—
Exchange of investment in affiliate to acquire project assets in construction (Note 8)	8,912	—
Common Stock issued to acquire project assets in construction (Note 8)	3,300	—
Common Stock issued in connection with convertible bond extinguishment (Note 16)	11,000
Derivative liability issued to acquire project assets in construction (Note 8)	983	—
Exchange of Beaver run accounts receivable to acquire inventory and other assets (Note 6)	2,296	—
Exchange of Apple Orchard accounts receivable to acquire inventory (Note 6)	7,887	—
Exchange of Seashore accounts receivable to acquire inventory (Note 6)	1,395	—
Common Stock issued to acquire new subsidiaries (Note 3)	78,955	—

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

•	Level 1 — Valuation techniques in which all significant inputs are unadjusted quoted prices from active markets for assets or liabilities that are identical to the assets or liabilities being measured.

•	Level 2 — Valuation techniques in which significant inputs include quoted prices from active markets for assets or liabilities that are similar to the assets or liabilities being measured and/or quoted prices for assets or liabilities that are identical or similar to the assets or liabilities being measured from markets that are not active. Also, model-derived valuations in which all significant inputs and significant value drivers are observable in active markets are Level 2 valuation techniques.

•	Level 3 — Valuation techniques in which one or more significant inputs or significant value drivers are unobservable. Unobservable inputs are valuation technique inputs that reflect the Company’s own assumptions about the assumptions that market participants would use to price an asset or liability.

The Company uses quoted market prices to determine the fair value when available. If quoted market prices are not available, the Company measures fair value using valuation techniques that use, when possible, current market-based or independently-sourced market parameters, such as interest rates and currency rates.

(h)	Receivables and Allowance for Doubtful Accounts

The Company grants open credit terms to credit-worthy customers. Accounts receivable are primarily related to the Company’s EPC contracts. For EPC contracts in the PRC, the Company normally requests a down payment of 3%-10% upon signing of contract, payment of up to 90%-95% in 90 days after connection to the grid and customers’ acceptances of project completion, and the remaining balance of 5%-10% one year thereafter. For EPC projects in other countries, the payment terms were normally negotiated based on achievement of certain contractual milestones as follows: 5% payment upon submittal of engineering documents, 75% payment upon delivery of certain procurements, 10% payment upon completion of construction, and remaining 10% payment 30 days after final completion. Contractually, the Company may charge interest for extended payment terms and require collateral.

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

During the quarter ended September 30, 2007 and continuing through the fourth quarter of 2010, the Company installed own manufactured solar panels. Other than this period, the Company only installed panels manufactured by unrelated third parties as well as the Company’s principal shareholder and formerly controlling shareholder, LDK Solar Co. Ltd. (“LDK”) and its subsidiaries (collectively the “LDK Group”). Certain PV construction contracts entered into during the recent years included provisions under which we agreed to provide warranties to the buyer. As a result, we recorded the provision for the estimated warranty exposure on these contracts within cost of sales. Since the Company does not have sufficient historical data to estimate its exposure, the Company’s own historical data in combination with historical data reported by other solar system installers and manufacturers were considered when the warranty exposure is estimated.

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

Construction contracts

Revenue on photovoltaic system construction contracts is generally recognized using the percentage-of-completion method of accounting, unless we cannot make reasonably dependable estimates of the costs to complete the contract or the contact value is not fixed, in which case we would use the completed contract method. Under the percentage-of-completion method, the Company measures the cost incurred on each project at the end of each reporting period and compares the result against the estimated total costs at completion. The costs incurred for construction contract mainly include the purchase costs of direct materials and solar modules, which are included in assessing percentage-of-completion when they have been permanently placed or affixed to the solar power system as required by engineering designs. The percentage of cost incurred determines the amount of revenue to be recognized. Payment terms are generally defined by the contract and as a result may not match the timing of the costs incurred by the Company and the earnings accrued thereon. Such differences are recorded as costs and estimated earnings in excess of billings on uncompleted contracts (an asset account) or billings in excess of costs and estimated earnings on uncompleted contracts (a liability account). For the years ended December 31, 2014 and 2013, $5,600 and nil of progress payments have been netted against contracts costs disclosed in the account costs and estimated earnings in excess of billings on uncompleted contracts.

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

Services revenue under power purchase agreements

The Company derives services revenues from PV solar systems held for own use through the sale of energy to grid operators pursuant to terms set forth in power purchase agreements or local government regulations (“PPAs”). The Company has determined that none of the PPAs contains a lease since (i) the purchaser does not have the rights to operate the project assets, (ii) the purchaser does not have the rights to control physical access to the project assets, and (iii) the price that the purchaser pays is at a fixed price per unit of output. Revenue is recognized based upon the output of electricity delivered multiplied by the rates specified in the PPAs, assuming all other revenue recognition criteria are met.

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

The purchase consideration of Xinte was RMB 43,000 ($6,919) to be settled in cash (“Xinte Cash Consideration”). In addition to the purchase consideration, the Company is also required to settle the accounts payable arising from EPC service in the amount of RMB147,077 ($23,705) due to TBEA Sunoasis on behalf of Xinte (“Xinte Payable Settlement”). The total of Xinte Cash Consideration and Xinte Payable Settlement amounting to RMB190,077 ($30,624) was scheduled to settle in several installments through 2015. Among which RMB144,200 ($23,333) carried interests at an annual rate of 5.88%. The acquisition was consummated on December 31, 2014 upon completion of all closing conditions. As of December 31, 2014, $3,701 and $23,705 were recorded in Other liabilities and Accounts payables, respectively, for the outstanding cash settlement in the consolidated financial statements.

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

Project assets consist of the following:

December 31, 2014
Under development-Company as project owner	$75,346
Held for sale	—

Total project assets held for development and sales	75,346

Under development-Company expected to be project owner upon the completion of construction*	19,849

Total project assets	95,195
Current, net of impairment loss	$73,930
Noncurrent	$21,265

*	All of the projects costs under this category were recorded as project assets, noncurrent,

See Note 2 (j) for the above classification of project assets.

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

9.	Prepaid expenses and other current assets

Prepaid expenses and other current assets as at December 31, 2014 primarily included a deposit of $5,250 paid to State Grid Corporation of China under an Acquisition Framework agreement dated October 22, 2014 to acquire 95.68% of the shares in Guo Dian Nai Lun Te Zuo Qi Photovoltaic Power Generation LLC (“Guo Dian”). Pursuant to the Acquisition Framework agreement, the Company shall acquire 95.68% of the shares in Guo Dian at an aggregate purchase price of $100 million. In the event that the Company fails to execute any equity transfer agreement, the seller shall have the right to terminate the agreement, in which case, the seller shall refund all of the amounts that have been paid by the Company without any penalty.

10.	Property, Plant and Equipment

Property, plant and equipment consisted of the following:

	December 31, 2014	December 31, 2013
PV solar systems	$110,553	$14,852
Plant and machinery	33	33
Furniture, fixtures and equipment	269	269
Automobile	75	—
Computers and software	1,296	1,153
Leasehold improvements	4	4

	112,230	16,311
Less: accumulated depreciation	(5,792)	(4,559)

	$106,438	$11,752

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

The Company did not have any derivatives valued using Level 1 and Level 2 inputs as of December 31, 2014 and December 31, 2013. The fair values and corresponding classifications under the appropriate levels of the fair value hierarchy of the outstanding derivative liability recorded as recurring liabilities in the Consolidated Balance Sheet consisted of the following:

	Level	December 31, 2014	December 31, 2013
Included in other current liabilities : Derivative liability	3	$11	$—

The following table presents quantitative information for Level 3 measurements:

	Fair value at December 31, 2014	Valuation technique	Unobservable input
Liabilities:
Derivative liability	$11	Black-Scholes option pricing model	Prevailing interest rates, Company’s stock price volatility, expected term

There have been no transfers between Level 1, Level 2, or Level 3 categories.

Financial instruments classified as Level 3 in the fair value hierarchy represents the derivative liability in which management has used at least one significant unobservable input in the valuation model. The following table represents a reconciliation of activity for the derivative liability in order to arrive at the current derivative liability recorded at fair value as of December 31, 2014:

Derivative Liability
Opening balance – December 31, 2013	$—
Purchases, sales, issuances, and settlements	983
Transfers into and (or) out of Level 3	—
Change in fair value	972
Closing balance –December 31, 2014	$11

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

14.	Other liabilities:

	December 31, 2014	December 31, 2013
Derivative liability	11	—
Other liability—current portion (Note 3)	33,751	—

Current portion of other liabilities	33,762	—

Other liability—non-current portion (Note 3)	25,535	—
Accrued warranty reserve	1,608	1,422

Non-current portion of other liabilities	27,143	1,422

Total of other liabilities	60,905	1,422

As described in Note 3—Business combination, other liability – current portion mainly represented the liability for acquisition of Sinsin and Xinte of $29,850 and $3,701 respectively and non-current portion mainly represented the liability for acquisition of Sinsin.

15.	Goodwill and Other Intangible Assets

(a)	Goodwill

The carrying amount of goodwill is as follows:

USD
Balance as of December 31, 2013	$—
Acquisition of Sinsin (Note 3)	65,959
Acquisition of Xinte (Note 3)	86

Balance as of December 31, 2014	$66,045

(b)	Other Intangible Assets

Intangible assets consisted of the following:

	Useful Life (in months)	Gross	Impairment Charge	Accumulated Amortization	Net
As of December 31, 2014
Patent	57	$2,700	$—	$(2,140)	$560

		$2,700	$—	$(2,140)	$560

As of December 31, 2013
Patent	57	$2,700	$—	$(1,568)	$1,132

		$2,700	$—	$(1,568)	$1,132

As of December 31, 2014, the estimated future amortization expense related to other intangible assets is $560 in 2015.

16.	Convertible Bonds

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

The following table summarizes the consolidated stock-based compensation expense, by type of awards for the years ended December 31:

	For the Years Ended
	December 31, 2014	December 31, 2013
Employee stock options	$332	$575
Restricted stock grants	24	—

Total stock-based compensation expense	$356	$575

The following table summarizes the consolidated stock-based compensation by line items for the years ended December 31:

	For the Years Ended
	December 31, 2014	December 31, 2013
General and administrative	$326	$429
Sales, marketing and customer service	30	100
Engineering, design and product management	—	46

Total stock-based compensation expense	356	575

Tax effect on stock-based compensation expense	—	—

Total stock-based compensation expense after income taxes	$356	$575

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

The following table summarizes the Company’s stock option activities:

	Shares	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value ($000)
Outstanding as of January 1, 2013	5,836,500	$0.45
Granted	4,450,000	0.06
Exercised	—	—
Forfeited	(3,172,250)	0.47

Outstanding as of December 31, 2013	7,114,250	0.20
Granted	24,345,000	0.88
Exercised	(895,000)	0.22
Forfeited	(5,135,250)	0.25

Outstanding as of December 31, 2014	25,429,000	0.84	5.65	$30,302

Vested and exercisable as of December 31, 2014	1,492,000	0.44	1.92	$2,316
Vested and expected to vest as of December 31, 2014	16,871,918	0.57	5.46	$20,596

The following table presents the exercise price and remaining life information about options exercisable at December 31, 2014:

Range of exercise price	Shares Exercisable	Weighted average remaining contractual life	Weighted average exercise price	Aggregate Intrinsic ($000)
$0.51 - $1.24	200,000	—	$1.24	$970
$0.30 - $0.50	792,000	1.32	0.48	1,196
$0.05 - $0.29	500,000	3.64	0.05	150

	1,492,000	1.92	$0.44	$2,316

Changes in the Company’s non-vested stock awards are summarized as follows:

	Time-based Options		Restricted Stock
	Shares	Weighted Average Exercise Price Per Share	Shares	Weighted Average Grant Date Fair Value Per Share
Non-vested as of January 1, 2013	4,227,000	$0.38	—	$—
Granted	4,450,000	0.06	—
Vested	(802,750)	0.41	—
Forfeited	(2,195,500)	0.64	—

Non-vested as of December 31, 2013	5,678,750	$0.13	—	—
Granted	24,345,000	0.88	525,000	—
Vested	(1,708,500)	0.24	—	—
Forfeited	(4,378,250)	0.24	—	—

Non-vested as of December 31, 2014	23,937,000	0.84	525,000	$—

The total fair value of shares vested during the year ended December 31, 2014 and 2013 was $410 and $657, respectively. There were no changes to the contractual life of any fully vested options during the years ended December 31, 2014 and 2013.

Following is a summary of our restricted stock awards as of December 31, 2014 and 2013 and changes during the years then ended:

	Number of Shares	Weighted Average Grant-Date Fair Value
Restricted stock units at January 1, 2013	1,325,868	0.63
Granted	—	—
Forfeited	—	—

Restricted stock units at December 31, 2013	1,325,868	$0.63
Granted	525,000	0.75
Forfeited	—	—

Restricted stock units at December 31, 2014	1,850,868	0.66

20.	Income Taxes

(Loss) income before provision for income taxes is attributable to the following geographic locations for the years ended December 31:

	2014	2013
United States	$(15,007)	$(20,887)
Foreign	12,851	(10,544)

	$(2,156)	$(31,431)

The provision for income taxes consists of the following for the years ended December 31:

	2014	2013
Current:
Federal	$—	$—
State	—	7
Foreign	3,040	979

Total current	3,040	986
Deferred:
Federal	—	—
State	—	—
Foreign	—	(173)

Total deferred	—	(173)
Total provision for income taxes	$3,040	$813

The reconciliation between the actual income tax expense and income tax computed by applying the statutory U.S. Federal income tax rate of 35% to pre-tax (loss) income before provision for income taxes for the years ended December 31 is as follows:

	2014	2013
Provision for income taxes at U.S. Federal statutory rate	$(755)	$(11,001)
State taxes, net of federal benefit	13	4
Foreign taxes at different rate	(1,444)	4,500
Non-deductible expenses	(2)	100
Valuation allowance	6,263	7,078
Other	2	(114)
Prior year deconsolidation	(1,237)	—
Impairments and intangible amortization	200	246

	$3,040	$813

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

	2014	2013
Deferred income tax assets:
Net operating loss carry forwards	$31,785	$25,458
Temporary differences due to accrued warranty costs	706	684
Temporary differences due to bonus and vacation accrual	16	33
Employment turnover	666	—
Investment in subsidiaries	3,257	—
Credits	16	16
Allowance for bad debts	1,196	2,474
Fair value adjustment arising from subsidiaries acquisition	358	—
Other temporary differences	1,041	595

	39,041	29,260

Valuation allowance	(38,017)	(29,260)

Total deferred income tax assets	1,024	—

Deferred income tax liabilities:
Fair value adjustment arising from subsidiaries acquisition	3,680	—

Total deferred income tax liabilities	3,680	—

Net deferred tax liabilities	$2,656	$—

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

The Company has not provided for deferred taxes on the excess of the financial reporting over the tax basis in our investments in foreign subsidiaries that are essentially permanent in duration. The determination of the additional deferred taxes that have not been provided is not practicable. The undistributed earnings for the Company’s foreign subsidiaries (primarily the subsidiaries in the People’s Republic of China) will be permanently reinvested. As of December 31, 2014 and 2013, the total amount of the undistributed earnings for these subsidiaries amounted to $8.8 million and nil respectively.

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

The following table presents the calculation of basic and diluted net loss per share:

	December 31, 2014	December 31, 2013
Numerator:
Net loss	$(5,196)	$(32,244)

Denominator:
Basic weighted-average common shares	307,005	198,214

Effect of dilutive shares
Options	—	—
Warrants	—	—

Diluted weighted-average common shares	307,005	198,214

Basic net loss per share	$(0.02)	$(0.16)
Diluted net loss per share	(0.02)	(0.16)

22.	Commitments and Contingencies

(a)	Commitments

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

The accrual for warranty claims consisted of the following, which were recorded in Accrued liabilities:

	2014	2013
Beginning balance - January 1	$1,537	$1,537
Provision charged to warranty expense	—	—
Less: warranty claims	—	—

Ending balance - December 31,	1,537	1,537
Current portion of warranty liability	—	200

Non-current portion of warranty liability	$1,537	$1,337

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

$13,532

Capital commitments —As of December 31, 2014 and 2013, the Company had capital commitments of approximately $59,354 and nil, respectively. These capital commitments were solely related to contracts signed with vendors for procurement of services or PV related products used for the construction of solar PV systems being developed by the Company.

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

Concentrations of Credit Risk and Major Customers — A substantial percentage of the Company’s net revenue comes from sales made to a small number of customers to whom sales are typically made on an open account basis. Details of customers accounting for 10% or more of total net revenue for the years ended December 31, 2014 and 2013 are as follows:

	2014		2013
		% of Total		% of Total
Customer	Revenue	Revenue	Revenue	Revenue
Zhongwei Hanky Wiye Solar Co., Ltd.	27,871	30%	—	—%
Alxa League Zhiwei Photovoltaic Power Generation Co., Ltd.	23,939	26%	—	—%
Xinyu Realforce Energy Co., Ltd.	23,585	26%	—	—%
KDC Solar Credit LS, LLC	11,886	13%	22,829	54%
Thermi Venture S.A.	—	—%	13,854	32%
	$87,281	95%	$36,683	86%

Details of customers accounting for 10% or more of total accounts receivable, net, notes receivable, and costs and estimated earnings in excess of billings on uncompleted contracts at December 31, 2014 and 2013, respectively are :

	2014		2013
Customer		% of Total		% of Total
Zhongwei Hanky Wiye Solar Co., Ltd.	28,751	27%	—	—%
Alxa League Zhiwei Photovoltaic Power Generation Co., Ltd.	27,008	25%	—	—%
Xinyu Realforce Energy Co., Ltd.	24,776	23%	—	—%
KDC Solar Credit LS, LLC	6,611	6%	13,668	31%
Thermi Venture S.A.	6,445	6%	8,801	20%
SDL Solar Ltd.	5,735	5%	7,056	16%
Solar Hub	—	—%	8,450	19%

	$99,326	92%	$37,975	86%

24.	Segment information

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

Net sales by major product and services are as follows:

	2014	2013
EPC revenue	$87,281	$39,290
Service revenue with PPAs	2,144	2,037
O&M services revenue	175	1,302
Residential PV systems	1,080	—
Others	962	—

	$91,642	$42,629

Net sales by geographic location are as follows:

Location (a)	2014	2013
United States	$14,690	$25,347
Greece	526	13,854
Italy	—	3,428
China	76,426	—

	$91,642	$42,629

(a)	Sales are attributed to countries based on location of customer.

Geographic information, which is based upon physical location, for long-lived assets was as follows:

Location	2014	2013
United States	$11,630	$11,750
Greece	68,708	—
China	46,872	2
Japan	493	—

	$127,703	$11,752

25.	Related Party Transactions

In June 2013, LDK forgave $2,600 in indebtedness to provide an injection of capital to SGT to keep their shareholder capital from going negative and triggering liquidity accounting under Italian statutory law. Additionally, the Company deconsolidated net liabilities owned by SGT to LDK of $2,000. This portion of the deconsolidation was treated as debt forgiveness and a capital transaction recorded as an increase to additional paid in capital. Refer to Note 4 for further details of the SGT deconsolidation.

As of December 31, 2014 and 2013, accounts receivable from LDK was none and $3,905 primarily related to the receivables from solar development projects and inventory sale to LDK in 2012.

As of December 31, 2014 and 2013, the Company had accounts payable to LDK of $34,150 and $50,907, respectively, primarily related to purchases of solar panels for solar development projects. The solar panels purchased from LDK in 2014 and 2013 amounted to $5,755 and nil, respectively.

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

As of December 31, 2014 included in the accounts payable to LDK Group of $34,150 was an amount of $28,395 that were subject to a settlement arrangement. The remaining accounts payable balances of $5,755 were still subject to the previously agreed trade credit terms offered by LDK Group for the purchases of solar panels. On December 30, 2014, the Company entered into a Settlement and Mutual Release (“Settlement Agreement”) with LDK Solar International Company Limited (“LDK HK”), a wholly owned subsidiary of LDK, pursuant to which LDK HK agreed to release and discharge the Company from all actions, claims, demands, damages, obligations, liabilities, controversies and executions arising out of the Company’s net payables of $28,775 to LDK HK and its subsidiaries (“LDK HK Group”), in exchange for an aggregate settlement amount of $11,000. Under the Settlement Agreement, the Company agreed to pay the settlement amount of $11,000 by instalments in accordance with a predetermined schedule and LDK HK has the right to cancel the agreed settlement if any instalment payment is delayed for more than 30 days. The agreed payment schedule for the settlement amount of $11,000 is $380 on or before December 31, 2014, $2,000 on or before January 31, 2015, $1,620 on or before March 30, 2015, $2,000 on or before June 30, 2015, $1,000 on or before July 31, 2015, $2,000 on or before September 30, 2015 and $2,000 on or before December 31, 2015. As the settlement amount will only be fully paid by December 31, 2015 in accordance with the Settlement Agreement, the Company did not derecognize the waived liability of $17,775, being the difference between the amounts of $28,775 that were subject to the settlement and the agreed settlement amount of $11,000, from its consolidated balance sheet as of December 31, 2014, The first instalment of $380 had been paid by the Company before December 31, 2014.

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

(d)	Acquisitions through contractual agreements

In order to expand its E-commerce business, the Company acquired Solar Energy E-Commerce (Shanghai) Ltd. (“Solar Energy”) through a series of activities and transactions as follows:

•	On December 8, 2014, Solar Energy was incorporated in Shanghai by Xiaofeng Peng, Min Xiahou, Jing Liu (“Nominee Equity Holders”), who were the chairman of the Company’s board of directors, chief executive officer and chief financial controller of the Company respectively, with a capital contribution of USD 1,612.

•	On Jan 5, 2015, Solarbao E-commerce (HK) Limited was incorporated in Hong Kong by SPI China (HK) Limited which is a wholly owned subsidiary of the Company.

•	On March 25, 2015, Yanhua Netwrok Technology (Shanghai) Co., Ltd. (“Yanhua Network”) was incorporated in Shanghai by Solarbao E-commerce (HK) Limited with a capital contribution of USD 2,100. Yanhua Network became a wholly owned subsidiary of the Company.

•	On March 26, 2015, the Company through Yanhua Network entered into a series of contractual agreements (“VIE Agreements”) with Solar Energy and its Equity Holders. The contractual arrangements include power of attorney, call option agreement, equity pledge agreement, and a consulting services agreement.

* * *