Form 10-Q/A
period 2015-03-31
Solar Power, Inc.
filed 2015-09-03
CIK 1210618

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

EXPLANATORY NOTE

The purpose of this Amendment No. 1 (the “Amendment”) to the Quarterly Report on Form 10-Q of Solar Power, Inc. for the quarter ended March 31, 2015, filed with the Securities and Exchange Commission on May 15, 2015 (the “Form 10-Q”), is solely to respond to certain comments of the staff of the SEC on “Item 1 Financial Statements.”

No other changes have been made to the Form 10-Q. This Amendment speaks as of the original filing date of the Form 10-Q, does not reflect events that may have occurred after the original filing date, and does not modify or in any way update disclosures made in the original Form 10-Q.

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

The Company has not provided for deferred taxes relating to the undistributed earnings of its foreign subsidiaries (primarily the subsidiaries in the People’s Republic of China) amounted to $10.5 million and $8.8 million as of March 31, 2015 and December 31, 2014, respectively, which are expected to be permanently reinvested.

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

$15,077

Capital commitments — As of March 31, 2015 and December 31, 2014, the Company had capital commitments of approximately $56,468 and $59,354, respectively. These capital commitments were solely related to contracts signed with vendors for procurement of services or PV related products used for the construction of solar PV systems being developed by the Company.

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

As of March 31, 2015 and December 31, 2014, the Company had accounts payable to LDK of $30,667 and $34,150, respectively, primarily related to purchases of solar panels for solar development projects. The total purchase and processing of solar panels from LDK during the three months ended March 31, 2015 and 2014 amounted to $1,480 and nil, respectively.

As of March 31, 2015 included in the accounts payable to LDK Group of $30,667 was an amount of $24,395 that were subject to a settlement arrangement. The remaining accounts payable balances of $6,272 were still subject to the previously agreed trade credit terms offered by LDK Group for the purchases of solar panels. On December 30, 2014, the Company entered into a Settlement and Mutual Release (“Settlement Agreement”) with LDK Solar International Company Limited (“LDK HK”), a wholly owned subsidiary of LDK, pursuant to which LDK HK agreed to release and discharge the Company from all actions, claims, demands, damages, obligations, liabilities, controversies and executions arising out of the Company’s net payables of $28,775 to LDK HK and its subsidiaries (“LDK HK Group”), in exchange for an aggregate settlement amount of $11,000. Under the Settlement Agreement, the Company agreed to pay the settlement amount of $11,000 by instalments in accordance with a predetermined schedule and LDK HK has the right to cancel the agreed settlement if any instalment payment is delayed for more than 30 days. The agreed payment schedule for the settlement amount of $11,000 is $380 on or before December 31, 2014, $2,000 on or before January 31, 2015, $1,620 on or before March 30, 2015, $2,000 on or before June 30, 2015, $1,000 on or before July 31, 2015, $2,000 on or before September 30, 2015 and $2,000 on or before December 31, 2015. As the settlement amount will only be fully paid by December 31, 2015 in accordance with the Settlement Agreement, the Company did not derecognize the waived liability of $17,775, being the difference between the amounts of $28,775 that were subject to the settlement and the agreed settlement amount of $11,000, from its consolidated balance sheet as of December 31, 2014. As of March 31, 2015, the Company had made installment payments on schedule and had paid $4,380 in total to LDK HK in accordance with the Settlement Agreement.

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

On April 15, 2015, SPI Solar Japan G.K., a wholly owned subsidiary of the Company, entered into a interest sale and purchase agreement to acquire 100% of the interest in approximately MW 30 of solar PV projects in Japan from Re Capital K.K., a subsidiary of China-based China Reinsurance (Group) Corporation, for an aggregate consideration of US$8,800, including (i) US$3,300 by cash and (ii) US$5,500 by equivalent value of shares of common stock of the Company. The acquisition is subject to several closing conditions.

On April 17, 2015, the Company and ZBB Energy Corporation (“ZBB”), a Wisconsin corporation, entered into a Securities Purchase Agreement pursuant to which ZBB will issue and sell to the Company for an aggregate purchase price of $33,390 a total of (i) 8,000,000 shares (the “Purchased Common Shares”) of ZBB’s common stock and (ii) 28,048 shares (the “Purchased Preferred Shares”) of the ZBB’s Series C Convertible Preferred Stock. The aggregate purchase price for the Purchased Common Shares was based on a purchase price per share of $0.6678 and the aggregate purchase price for the Purchased Preferred Shares was determined based on price of $0.6678 per common equivalent. The transaction is subject to various closing conditions including obtaining the approval of ZBB’s shareholders.

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

On May 4, 2015, the Company entered into a purchase agreement with Yes Yield Investments Limited (“Yes Yield”), a company established under the laws of the British Virgin Islands, whereby the Company agreed to issue, and Yes Yield agreed to purchase a total of 9,260,000 shares of common stock of the Company, par value US$0.0001 per share, for an aggregate purchase price of US$25,002. The Company also entered into an option agreement with Yes Yield, whereby the Company agreed to grant Yes Yield options to purchase from the Company a total of 9,260,000 shares of common stock of the Company, par value US$0.0001 per share for an aggregate purchase price of US$25,002, exercisable within seven months from the date of May 4, 2015. The option has not been exercised as of the date of the issuance of these financial statements.

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

Date: September 3, 2015

/s/ Amy Jing Liu
Amy Jing Liu
Chief Financial Officer (Principal Accounting Officer and Principal Financial Officer)