Form 10-Q/A
period 2015-06-30
Solar Power, Inc.
filed 2015-09-03
CIK 1210618

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

EXPLANATORY NOTE

The purpose of this Amendment No. 1 (the “Amendment”) to the Quarterly Report on Form 10-Q of Solar Power, Inc. for the quarter ended June 30, 2015, filed with the Securities and Exchange Commission on August 14, 2015 (the “Form 10-Q”), is solely to amend certain notes in “Item 1. Financial Statements” to correspond with the changes reflected in the Amendment No. 1 to the Annual Report on Form 10-K for the year ended December 31,2014 and Amendment No. 1 to the Quarterly Report on Form 10-Q for the quarter ended March 31, 2015 filed with the Securities and Exchange Commission on September 3, 2015.

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

The Company has not provided for deferred taxes relating to the undistributed earnings of its foreign subsidiaries (primarily the subsidiaries in the People’s Republic of China) amounted to $5.6 million and $8.8 million as of June 30, 2015 and December 31, 2014, respectively, which are expected to be permanently reinvested.

The Company and its subsidiaries did not have any unrecognized tax benefits or liabilities as of June 30, 2015 and December 31, 2014. The Company does not anticipate that its unrecognized tax benefits or liability position will change significantly over the next twelve months.

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

As of June 30, 2015 and December 31, 2014, the Company had accounts payable to LDK of $29,282 and $34,150, respectively, primarily related to purchases of solar panels for solar development projects. The solar panels purchased from LDK during the six-month and three-month periods ended June 30, 2015 amounted to $2,143 (2014: nil) and $1,221 (2014: nil) respectively. The Company also consigned LDK to process solar cells to solar panels for its on-line platform business in 2015. The processing fee charged by LDK amounted to $1,383 (2014: nil) and $825 (2014: nil) during the six-month and three-month periods ended June 30, 2015.

As of June 30, 2015 included in the accounts payable to LDK Group of $29,282 was an amount of $22,775 that were subject to a settlement arrangement. The remaining accounts payable balances of $6,507 were still subject to the previously agreed trade credit terms offered by LDK Group for the purchases of solar panels. On December 30, 2014, the Company entered into a Settlement and Mutual Release (“Settlement Agreement”) with LDK Solar International Company Limited (“LDK HK”), a wholly owned subsidiary of LDK, pursuant to which LDK HK agreed to release and discharge the Company from all actions, claims, demands, damages, obligations, liabilities, controversies and executions arising out of the Company’s net payables of $28,775 to LDK HK and its subsidiaries (“LDK HK Group”), in exchange for an aggregate settlement amount of $11,000. Under the Settlement Agreement, the Company agreed to pay the settlement amount of $11,000 by instalments in accordance with a predetermined schedule and LDK HK has the right to cancel the agreed settlement if any instalment payment is delayed for more than 30 days. The agreed payment schedule for the settlement amount of $11,000 is $380 on or before December 31, 2014, $2,000 on or before January 31, 2015, $1,620 on or before March 30, 2015, $2,000 on or before June 30, 2015, $1,000 on or before July 31, 2015, $2,000 on or before September 30, 2015 and $2,000 on or before December 31, 2015. As the settlement amount will only be fully paid by December 31, 2015 in accordance with the Settlement Agreement, the Company did not derecognize the waived liability of $17,775, being the difference between the amounts of $28,775 that were subject to the settlement and the agreed settlement amount of $11,000, from its consolidated balance sheet as of December 31, 2014. As of June 30, 2015, the Company had made installment payments on schedule and had paid $6,000 in total to LDK HK in accordance with the Settlement Agreement.

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