Form 10-Q
period 2015-09-30
Solar Power, Inc.
filed 2015-11-13
CIK 1210618

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒	Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2015

☐	Transition Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from              to

Commission File Number 000-50142

SOLAR POWER, INC.

(Exact name of registrant as specified in its charter)

California	20-4956638
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification Number)

3500 Douglas Boulevard, Suite # 240 Roseville, California	95661-3888
(Address of Principal Executive Offices)	(Zip Code)

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

The number of outstanding shares of the registrant’s common stock as of November 13, 2015 was 627,817,718.

PART I

FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

SOLAR POWER, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except for share and per share data)

	September 30, 2015	December 31, 2014
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$67,460	$156,540
Restricted cash	29,959	337
Bank deposits with maturity over three months	—	8,852
Short-term investments	—	27,354
Accounts receivable, net of allowance for doubtful accounts of $5,586 and $766, respectively	63,390	22,654
Costs and estimated earnings in excess of billings on uncompleted contracts	64,633	73,742
Notes receivable	820	—
Inventories, net	22,959	6,975
Project assets	101,687	73,930
Prepaid expenses and other current assets	49,401	10,930
Other receivable, related parties	2,543	—
Finance lease receivable	11,758	—
Other current assets	427	—

Total current assets	415,037	381,314
Intangible assets	4,795	560
Goodwill	75,969	66,045
Restricted cash, net of current portion	—	160
Accounts receivable, noncurrent	7,236	4,490
Notes receivable, noncurrent	6,611	6,611
Property, plant and equipment net	114,970	106,438
Project assets, noncurrent	68,415	21,265
Derivative asset	6,154	—
Investment in affiliates	15,792	—
Deferred tax assets, net	1,156	1,024
Finance lease receivable, noncurrent	10,824	—

Total assets	$726,959	$587,907

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$113,692	$76,778
Accounts payable, related parties	5,480	34,150
Notes payable	25,003	26,707
Accrued liabilities	27,141	11,288
Income taxes payable	3,840	3,648
Advance from customers	23,045	17,690
Short term borrowings	104,648	48,286
Convertible bonds	53,579	—
Other current liabilities, related parties	486	—
Other current liabilities	53,466	33,762

Total current liabilities	410,380	252,309
Financing and capital lease obligations	8,948	10,092
Convertible bonds	—	32,575
Deferred tax liability, net	5,025	3,680
Other noncurrent liabilities	7,022	27,143

Total liabilities	431,375	325,799

Commitments and contingencies		—
Stockholders’ equity:
Preferred stock, par $0.0001, 20,000,000 shares authorized; none issued and outstanding	—	—
Common stock, par $0.0001, 1,000,000,000 shares authorized; 627,792,718 and 568,847,967 shares issued and outstanding, respectively	63	57
Additional paid in capital	448,488	327,573
Accumulated other comprehensive loss	(12,956)	(4,252)
Accumulated deficit	(143,701)	(61,270)

Total stockholders’ equity	291,894	262,108
Noncontrolling interests	3,690	—

Total equity	295,584	262,108
Total liabilities and stockholders’ equity	$726,959	$587,907

The accompanying notes are an integral part of these condensed consolidated financial statements.

SOLAR POWER, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except for share and per share data)

(Unaudited)

	For the Nine Months Ended September 30,
	2015	2014
Net sales:
Net sales	$107,158	$32,588

Total net sales	107,158	32,588
Cost of goods sold:
Cost of goods sold	90,132	26,964

Gross profit	17,026	5,624
Operating expenses:
General and administrative	67,146	4,190
Sales, marketing and customer service	18,169	1,025
Total operating expenses	85,315	5,215

Operating (loss) income	(68,289)	409
Other income (expense):
Interest expense	(7,024)	(2,090)
Interest income	1,932	967
Loss on extinguishment of convertible bonds	—	(8,907)
Change in fair value of derivative asset/liability	(10,793)	310
Loss on investment in EnSync, Inc	(651)	—
Others (includes net foreign exchange gain of $2,564 in 2015)	2,727	(197)

Total other income/(expense), net	(13,809)	(9,917)

Loss before income taxes	(82,098)	(9,508)
Income tax expense	510	945

Net loss	$(82,608)	$(10,453)

Net loss attributable to noncontrolling interests	(177)	—

Net loss attributable to stockholders of the Company	(82,431)	(10,453)

Net loss per common share:
Basic and Diluted	(0.14)	(0.04)

Weighted average number of common shares used in computing per share amounts:
Basic and Diluted	606,117,633	246,240,974

The accompanying notes are an integral part of these condensed consolidated financial statements.

SOLAR POWER, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except for share and per share data)

(Unaudited)

	For the Three Months Ended September 30,
	2015	2014
Net sales:
Net sales	$47,279	$22,646

Total net sales	47,279	22,646
Cost of goods sold:
Cost of goods sold	40,849	17,780

Gross profit	6,430	4,866
Operating expenses:
General and administrative	17,231	2,112
Sales, marketing and customer service	5,765	668
Total operating expenses	22,996	2,780

Operating (loss) income	(16,566)	2,086
Other income (expense):
Interest expense	(3,146)	(897)
Interest income	267	197
Loss on extinguishment of convertible bonds	—	(8,907)
Change in fair value of derivative asset/liability	(10,793)	310
Loss on investment in EnSync, Inc	(651)	—
Others (includes net foreign exchange loss of $880 in 2015)	(858)	(127)

Total other expense, net	(15,181)	(9,424)

Loss before income taxes	(31,747)	(7,338)
Income tax (benefit)/expense	(796)	945

Net loss	$(30,951)	$(8,283)

Net loss attributable to noncontrolling interests	(124)	—

Net loss attributable to stockholders of the Company	(30,827)	(8,283)

Net loss per common share:
Basic and Diluted	(0.05)	(0.02)

Weighted average number of common shares used in computing per share amounts:
Basic and Diluted	627,792,718	337,671,188

The accompanying notes are an integral part of these condensed consolidated financial statements.

SOLAR POWER, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(In thousands)

(Unaudited)

	For the Nine Months Ended September 30,
	2015	2014
Net loss	$(82,608)	$(10,453)
Other comprehensive loss:
Foreign currency translation loss arising during the period	(8,794)	(146)
Total comprehensive loss	$(91,402)	$(10,599)
Comprehensive loss attributable to noncontrolling interests
Net loss	(177)	—
Foreign currency translation loss arising during the period	(90)	—
Comprehensive loss attributable to stockholders of the Company	$(91,135)	$(10,599)

	For the Three Months Ended September 30,
	2015	2014
Net loss	$(30,951)	$(8,283)
Other comprehensive loss:
Foreign currency translation (loss)/gain arising during the period	(3,529)	2
Total comprehensive loss	$(34,480)	$(8,281)
Comprehensive loss attributable to noncontrolling interests
Net loss	(124)	—
Foreign currency translation loss arising during the period	(90)	—
Comprehensive loss attributable to stockholders of the Company	$(34,266)	$(8,281)

The accompanying notes are an integral part of these condensed consolidated financial statements.

SOLAR POWER, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	For the Nine Months Ended September 30,
	2015	2014
Cash flows from operating activities:
Net loss	$(82,608)	(10,453)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	3,083	781
Amortization	631	429
Provision for inventory	2,118	—
Bad debt expense	5,068	—
Loss on investment in EnSync, Inc	651	—
Stock-based compensation expense	35,748	208
Impairment of project assets	1,909	2,055
Loss on disposal of fixed assets	13	—
Loss on extinguishment of convertible bonds	—	8,907
Change in fair value of derivative asset and liability	10,880	(310)
Deferred income tax benefit	(126)	—
Non-cash interest expense	4,296	1,406
Operating income from solar system subject to financing obligation	(951)	(760)
Other non-cash expense	989	14
Changes in operating assets and liabilities:
Accounts receivable	$(44,067)	2,395
Finance lease receivable	(22,582)	—
Costs and estimated earnings in excess of billings on uncompleted contracts	9,109	(20,755)
Restricted cash related to operating activities	(29,568)	—
Project assets	(51,304)	(7,592)
Inventories	(3,335)	(2,696)
Prepaid expenses and other assets	(30,008)	479
Other current assets	(820)	—
Accounts payable	27,790	7,440
Accounts payable, related party	(10,087)	(12,537)
Note payable	(1,704)	—
Advances from customers	5,125	—
Income taxes payable	150	911
Billings in excess of costs and estimated earnings on uncompleted contracts	—	(862)
Accrued liabilities and other liabilities	15,334	220
Other liabilities, related party	50	—

Net cash used in operating activities	(154,216)	(30,720)
Cash flows from investing activities:
Investment in affiliate	(16,443)	(586)
Derivative asset, noncurrent	(16,947)	—
Proceeds from repayment of notes receivable	1,733	252
Acquisitions of property, plant and equipment	(7,582)	(26)
Acquisitions of project assets	(16,841)	—
Prepayment for acquisitions of subsidiaries	(4,969)	—
Acquisitions of subsidiaries, net of cash acquired	(5,398)	—
Acquisition of short-term investments	(25,810)	—
Placement of bank deposit with maturity over three months	(5,323)	—
Uplift of bank deposit with maturity over three months	14,175	—
Proceeds from disposal of short-term investments	53,164	—
Proceeds from disposal or sale of fixed assets	—	6

Net cash used in investing activities	(30,241)	(354)
Cash flows from financing activities:
Proceeds from issuance of common stocks	37,001	35,745
Proceeds from/(payments on) line of credit and loans payable	148,815	(4,250)
Proceeds from loans on solarbao platform through Solar Energy	85,219	—
Decrease in restricted cash	160	240
Issuance of convertible bond	20,000	11,000
Repayment of line of credit and loans payable	(138,161)	—
Repayment of loans on solarbao platform directly or through Solar Energy	(57,631)	—

Net cash generated from financing activities	95,403	42,735
Effect of exchange rate changes on cash	(26)	97

(Decrease)/increase in cash and cash equivalents	(89,080)	11,758
Cash and cash equivalents at beginning of period	156,540	1,031

Cash and cash equivalents at end of period	$67,460	12,789

Supplemental cash flow information:
Interest paid	939	191
Non-cash investing and financing activities:
Coupons issued to settle accounts payable (Note 1)	7,633	—
Common Stock issued to acquire subsidiaries (Note 18)	23,847	—
Common Stock issued to acquire project assets (Note 8)	5,500	3,300
Common Stock issued to settle payable (Note 18)	726	—
Common stock issued in exchange for convertible bond extinguishment	—	11,000
Debt forgiveness from related party	17,775	3,998
Exchange of notes receivable, related party and other assets to acquire project asset	—	9,448
Exchange of investments in affiliates to acquire project assets	—	8,912
Exchange of notes receivable for notes receivable, related party	—	8,450
Derivative liability issued to acquire project assets	—	983
Contribution of other assets as investment in affiliate		790

The accompanying notes are an integral part of these condensed consolidated financial statements.

SOLAR POWER, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE PERIODS ENDED SEPTEMBER 30, 2014 AND 2015

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

As of September 30, 2015, SPI’s major subsidiaries include Xinwei Solar Engineering and Construction (Suzhou) Co., Ltd. (“Xinwei Suzhou”), Xinyu Xinwei New Energy Co., Ltd. (“Xinyu Xinwei”), Sinsin Renewable Investment Limited (“Sinsin”), Gonghe County Xinte Photovoltaic Co., Ltd. (“Xinte”), SPI Renewables Energy (Luxembourg) Private Limited Company S.a.r.l. (formerly known as CECEP Solar Energy (Luxembourg) Private Limited Company (S.a.r.l.)), and Italsolar S.r.l, (collectively the “CECEP”), Solar Juice Pty Ltd (“Solar Juice”), SPI Energiebau Renewables GmbH (“SPI Energiebau”), SPI Energy Co., Ltd. (“SPI Energy”), Solarbao E-commerce (HK) Limited (“Solarbao E-commerce”), Jiangsu Solarbao Leasing Co., Ltd. (“Jiangsu Solarbao”), Yanhua Network Technology (Shanghai) Co., Ltd. (“Yanhua Network”), SPI Solar Japan G.K. and Solar Power Inc UK Service Limited. CECEP, Solar Juice were acquired by the Company in February and May 2015 respectively. CECEP owned and operated a number of PV plants in Italy. Solar Juice was engaged in the distribution of PV related products including solar panels in Australia. Refer to Note 4 for details of these acquisitions.

SPI Energy was incorporated by SPI as a wholly-owned subsidiary in the Cayman Islands in May 4, 2015. On May 11, 2015, SPI Energy initially filed a registration statement on Form F-4 in connection with seeking shareholder consent for the approval of certain agreements and plan of reorganization and related redomicile of SPI to the Cayman Islands. On November 5, 2015, SPI Energy filed registration statement amendment no. 5 on from F-4 in connection with such re-organization and related redomcile.

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

Through the on-line platform of Solar Energy, the Company has raised funds from individual investors, who need to register as a member on the platform, through certain on-line products launched by the Company since January 2015. Each on-line products launched on the platform are set with a targeted amount of funds in renminbi to be raised for that product, which is divided into units (“Investment Unit”) with unit value ranging from RMB16.7 to RMB200,000. Individual investors may subscribe for Investment Unit of these on-line products which are generally structured in the way of using the funds from individual investors to purchase solar module or PV related products (“Underlying PV Products”) for leasing to the PV project developers on PV project basis over a specified period. These PV projects may represent the Company’s self developed projects or third party developed projects. Investments made into each on-line product are subject to lock-up period, which ranges from nil to 1,080 days, depending on the terms of each on-line product. During the lock-up period, the individual investors could not transfer or redeem their subscribed Investment Units. After the lock-up period, individual investors are permitted either to transfer their investments in respect of the principal portion to other investors through the on-line platform or, for substantially all products launched, to request the Company to redeem their subscribed Investments Units. Any Investments Units so redeemed by the Company could be put on the on-line platform for re-sale to other investors. Once Investment Units are subscribed and funds are provided, individual investors are guaranteed by the Company with an minimum investment return for their investments, which ranges from an annual rate of 5.25% to 11.9% for the nine-month period ended September 30, 2015, and are also guaranteed for the repayment of funds principal at the end of the investment period by requesting the Company to redeem their investment units. Such redemption rights are granted by the Company for substantially all products launched. Any funds provided by individual investors without subscribing for any on-line products are not entitled to any interest.

For each investment into these On-line products by the individual investors with redemption rights granted by the Company, although a tri-party lease agreement is signed among the individual investors, the Company and the PV project developer with individual investors as legal lessor and the PV project developers as legal lessee, the Company is considered as the accounting lessor in substance because 1) the lease terms, rate of return on the investment funds from individual investors, the initial purchase price and the lease rental of the Underlying PV products payable by the PV developers and the purchase contract of the Underlying PV Products entered with manufacturer are negotiated and concluded by the Company without any involvement by the individual investors; and 2) individual investors are entitled to a minimum interest rate as return that are guaranteed by the Company in respect of their funds provided and does not take credit risk in respect of any default payment by the lessee nor risk of claim on the leased assets; 3) the Company is subject to the credit risk as a principal of the lease transaction and has unconditional commitment to return the funds to the individual investors and assume the title of the leased asset after the lock-up period. Based on the above, the individual investors purely provided funds (as lender) to finance the Company (as borrower) for its purchases of the Underlying PV Products for leasing to a solar PV developer in return for a fixed return. In this regard, lease accounting is adopted with the Company as lessor and third party PV developer as lessee for any Underlying PV Products purchased by the Company for leasing to third party project developers. For those on-line products of which the PV project developer (i.e. the legal lessee) is one of SPI’s subsidiaries, the related leasing transactions are eliminated in the condensed consolidated financial statements. Regardless as to whether a SPI’s subsidiaries or a third party PV developer is deemed to be the accounting lessor, all interest bearing funds provided by individual investors are recorded on the condensed consolidated balance sheet as either short term borrowings or long term borrowings included in other noncurrent liability. Funds provided with the lock-up period over one year are classified as long term borrowings and funds with a lock-up period of less than one year are classified as short-term borrowings. Funds that are provided without any on-line products subscribed are non-interest bearing and are reclassified as amount due to individual investors under other current liabilities (See Note 15-Other liabilities).

During the nine-month period ended September 30, 2015, substantially all of the on-line products launched through the on-line platform are related to the Company self-owned PV projects with SPI’s subsidiaries being the lessee. For those on-line products of which the lessee is third party developer, such leases are classified as finance lease in the Company’s condensed consolidated financial statements.

In connection with the launch of the above financing and leasing products, the Company issued to certain third party vendors, Jiangxi LDK Solar Hi-Tech Co., Ltd. (“LDK Jiangxi”) and Suzhou Liuxin Industry Ltd. (“Liuxin”) coupons with total face value of $1,998, nil and nil during the three-month period ended September 30, 2015 and $6,860, $779 and $582 respectively during the nine-month period ended September 30, 2015. Both LDK Jiangxi and Liuxin are related parties of the Company. These coupons are freely transferable between holders but could not be redeemed in cash. Each coupon has an expiry date for redemption. Prior to the expiry date, when the holder subscribe the on-line products through the on-line platform owned by Solar Energy described above, the holders could redeem the coupons and reduce the original purchase price for the on-line products by the face value of the coupons.

For the coupons issued to the third party vendors and LDK Jiangxi, the Company is entitled to the face value in cash or, if mutually agreed between the Company and LDK Jiangxi or between the Company and the relevant third party vendor, to apply the face value as of offset to outstanding accounts payables to these counterparties. Accordingly, the face values of these coupons, totaling $7,639, were recorded as other receivables upon issuance of the coupons. During the nine-month period ended September 30, 2015, other receivable balances related to such coupons totaling $6,854 and $779 were setoff against the related accounts payable balances when mutual agreement with the counterparties had been reached and the legal right to setoff had been established. As of September 30, 2015, other receivable balances due from third party vendors arising from the coupons amounted to $6.

The coupons issued to Liuxin were originally intended for promotional purposes. The face values of these coupons, totaling $582, were therefore recorded as selling expense in the three-month period ended March 31, 2015 because there is no written agreement for the settlement of these coupons. During the three-month period ended September 30, 2015, the Company received full payment of $582 from Liuxin for the face value of the coupons issued and therefore recorded the amounts received as a reduction of selling expenses.

The face values of the coupons are recorded in other payables upon issuance, which were reclassified as the Company’s borrowings when the coupons are redeemed through the purchase of on-line products. As of September 30, 2015, all coupons issued to these counterparties had been redeemed.

In order to promote the above on-line products on the platform, the Company offered, from time to time, discount from 5% to 20% on the unit value for Investment Units subscribed by individual investors. The discount offered for on-line products subscribed by individual investors is amortized as interest expense using the effective interest rate method through the end of the lock-up period, which is the earliest date that the Company could be required to repay the unit value in respect of the investment made by individual investors. The Company has also started a series of promotion activities targeting on new member (i.e. new individual investors). During the nine-month period ended September 30, 2015, the Company launched two series of such promotion program pursuant to which any new member registered on-line during the promotion period could be paid back with RMB17.26 in 3 days or RMB9.86 immediately by paying RMB1 into their newly opened account maintained with the Company. By participating in this program, these new members are not obliged to subscribe for any on-line products at that time or in the future in order to get the amount of RMB17.26 in 3 days or RMB9.86 immediately. The difference between the amount paid by new members and the amount to be paid back by the Company under this promotion activity is recorded as selling expenses as incurred, which amounted to $2,238 and $947 during the nine-month and three-month periods ended September 30, 2015. In addition, the Company launched a referral program pursuant to which existing members successfully referred any new member to register a newly opened account on-line and acquire the online products will be entitled to a referral fee of RMB 40 plus 0.55% to 0.8% of the fund principal raised from the newly referred members from time to time in the first two months after the opening of the new account. Such referral fee is recorded as selling expenses as incurred, which amounted to $559 and $389 during the nine-month and three-month periods ended September 30, 2015.

Through its on-line platform, Solar Energy serves as a service agent of the Company to collect funds from and repay funds to individual investors. For the funds collected and repaid through Solar Energy prior to June 17, 2015, the Company made settlement with Solar Energy on a regular basis. From June 17, 2015 onwards, the Company has made repayment of borrowings to individual investors directly while Solar Energy still continues to collect the funds from individual investors and settle with the Company within 2 weeks. For the service provided through the on-line platform, Solar Energy generally charges the Company commission fee at 1% of the fund principal invested into the on-line products by individual investors (see Note 23 — Related Party Transactions) except for those resale of redeemed on-line products by the Company where no commission will be charged to the Company. Such commission fees were recorded as interest expenses on the condensed consolidated statement of operation.

During the nine-month period ended September 30, 2015, the total fund raised from individual investors through Solar Energy amounted to $95,665, of which $8,199 was settled by the coupon issued by the Company to the third party vendors and two related party without cash inflow as described above and $85,495 had been received by the Company from Solar Energy as of September 30, 2015. The Company recorded the remaining funds to be received from Solar Energy in other receivable- due from related party on the condensed consolidated balance sheet as at September 30, 2015, after the reduction of its commission fee of $276 (See Note 23 — Related Party Transactions). During the nine-month period ended September 30, 2015, the funds redeemed to individual investors through Solar Energy amounted to $19,237, of which $18,801 had been repaid by the Company to Solar Energy as of September 30, 2015. The Company recorded the remaining redeemed amounts to be paid to Solar Energy of $436 in other liabilities-due to related party on the condensed consolidated balance sheet as at September 30, 2015. Also, the Company repaid $38,830 directly to individual investors during the nine-months period ended September 30, 2015. In the condensed consolidated statement of cash flows for the nine-month period ended September 30, 2015, the Company recorded the cash received from Solar Energy of $85,219 in relation to funds provided by individual investors in the line item of “Proceeds from loans on solarbao platform through Solar Energy”, and the cash of $57,631 for repayment to individual investors in the line item of “Repayments of loans on solarbao platform directly or through Solar Energy” under financing activities.

Basis of Presentation

The condensed consolidated financial statements are unaudited and have been prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”) for interim financial information. They should be read in conjunction with the financial statements and related notes to the financial statements of Solar Power, Inc. for the years ended December 31, 2014 and 2013 appearing in Solar Power, Inc.’s Form 10-K filed with the Securities and Exchange Commission (“SEC”) on March 31, 2015. The Company’s September 30, 2015 and 2014 unaudited interim condensed consolidated financial statements on Form 10-Q have been prepared pursuant to the rules and regulations of the SEC for smaller reporting companies and include the accounts of Solar Power, Inc. and its subsidiaries.

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

The preparation of unaudited interim condensed consolidated financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the unaudited interim consolidated financial statements as well as the reported amounts of revenues and expenses during the reporting period. Significant accounting estimates used in the preparation of the Company’s consolidated condensed financial statements include: allowance made for doubtful accounts receivable, inventory write-downs, the estimated useful lives of long-lived assets, the impairment of goodwill, long-lived assets and project assets, fair value of derivative asset/liability, valuation allowance of deferred income tax assets, accrued warranty expenses, the grant-date fair value of share-based compensation awards and related forfeiture rates, and fair value of financial instruments. Actual results could differ from those estimates upon subsequent resolution of identified matters.

2. Summary of Significant Accounting Policies

These condensed consolidated financial statements and accompanying notes should be read in conjunction with the Company’s annual consolidated financial statements and notes thereto contained in the Annual Report on Form 10-K for the year ended December 31, 2014. There have been no significant changes in the Company’s significant accounting policies for the nine–month period ended September 30, 2015, except the adoption of ASC 840 Leasing for the Company’s new business as described in Note 1 Description of Business and Basis of Presentation, as compared to the significant accounting policies described in the Annual Report on Form 10-K for the year ended December 31, 2014.

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

In July 2015, the FASB issued ASU No. 2015-11, Simplifying the Measurement of Inventory. ASU 2015-11 applies to inventory that is measured using the first-in, first-out (“FIFO”) or average cost method and requires measurement of that inventory at the lower of cost and net realizable value. Net realizable value is the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal and transportation. This ASU is effective for fiscal years, and interim periods within those years, beginning after December 15, 2016. Early adoption is permitted. The Company is currently evaluating the impact of this standard on the Company’s consolidated financial statements.

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

During the period from the acquisition date to September 30, 2015, CECEP contributed revenue of $1,005 and earnings of $197 to the Company’s consolidated results.

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

During the period from the acquisition date to September 30, 2015, Solar Juice contributed revenue of $20,600 and losses of $673 to the Company’s consolidated results.

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

Pursuant to the Purchase Agreement, the Company was granted a call option by the Solar Juice Sellers to acquire remaining 20% equity interest in Solar Juice from them. The exercise price per share of the call option is to be determined based on Solar Juice’s earnings before interest, taxation, depreciation and amortization (“EBITDA”) per share for the year ending December 31, 2015 multiplied by six. The acquisition consideration will be settled with the Company’s common stock if the Company exercises the option. The number of shares to be issued by the Company will be determined by the share price on the exercise date. The call option will be expired on May 28, 2016. The call option meets the definition of a derivative. The Company initially recognized the call option at its fair value of $420 as a derivative asset in Other current assets on the consolidated balance sheet as of September 30, 2015 with gain of $4 and nil arising from the change in fair value recorded in the consolidated statement of operations for the nine-month and three-month periods ended September 30, 2015. The fair value measurement of this call option was further discussed in Note 13 — Fair value measurement.

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

On April 30, 2015, the Company entered into a share purchase agreement (the “All-Zip Share Purchase Agreement”) with Shanghai All-Zip Roofing System Group Co., Ltd. (“All-Zip”), a company established in China, and all of its shareholders (collectively, the “All-Zip Sellers”) to acquire 100% equity interests in All-Zip, subject to certain closing conditions set forth in the All-Zip Share Purchase Agreement, at an aggregate consideration of RMB275 million (equivalent to $44.35 million), which are to be settled by the issuance of the Company’s common stock at $2.38 per share. As at the date of issuance of these financial statements, the acquisition has not been consummated. All-Zip is mainly engaging in designing, processing, construction and installation of steel structure projects and interior decoration projects.

(d)	Acquisition of Convertergy I Holdings

On May 8, 2015, the Company entered into a share purchase agreement (the “Convertergy Share Purchase Agreement”) with Convertergy II Holdings Limited (the “Seller”), a British Virgin company to acquire 100% equity interests in Convertergy I Holdings Limited (“Convertergy I Holdings”), subject to certain closing conditions set forth in the Convertergy Share Purchase Agreement, at an aggregate consideration of US$13.8 million (the “Share Transfer Price”). The Share Transfer Price will be settled by the issuance of the Company’s common stock, calculated at the average closing price of the ten trading days immediately prior to the closing date or a date otherwise agreed by the parties. As at the date of issuance of these financial statements, the acquisition has not been consummated. Convertergy Energy is engaging in providing the power monitoring and power management solution for solar photovoltaic generation system.

(e)	Acquisition of Dingding Yiwei

On September 1, 2015, Meitai Investment (Suzhou) Co., Ltd. (“Meitai Suzhou”), a wholly-owned subsidiary of SPI, Beijing Dingding Yiwei New Energy Technology Development Co., Ltd. (“Dingding Yiwei”), a company established in China, and all of its shareholders, entered into a share purchase agreement (the “Yiwei Share Purchase Agreement”). Pursuant to the Yiwei Share Purchase Agreement, Meitai Suzhou agreed to acquire 60% equity interests in Dingding Yiwei at a cash consideration of RMB 30 million ($4,720), subject to certain closing conditions set forth in the Yiwei Share Purchase Agreement. As at the date of issuance of these financial statements, the acquisition has not been consummated. Dingding Yiwei is engaging in the car rental business through its on-line platform in China.

5. Restricted cash

At September 30, 2015 and December 31, 2014, the Company had restricted bank deposits of $29,959 and $337 respectively. The restricted bank deposits as at September 30, 2015 represents guarantee deposits, which primarily include reserves of $24,230 for bank acceptance notes issued by the Company to suppliers with maturity period from 1 to 6 months and reserves of $5,729 for a one-year short term loan of RMB35,000 obtained from a PRC bank on December 3, 2014.

6. Short-term investments

On November 13, 2014, the Company invested $8,045 (equivalent to RMB50,000) in a financial product managed by a bank in the PRC. The investment is principal protected with an estimated but not guaranteed return rate of 5% per annum. The investment was redeemed in full on maturity date as of May 14, 2015. The investment income was $199 and nil for the nine-month and three-month periods ended September 30, 2015 and was recorded as interest income.

On November 24, 2014, the Company invested $19,309 (equivalent to RMB120,000) in a financial product managed by a bank in the PRC. The investment is principal protected with an estimated but not guaranteed return rate of 4.5% per annum. As at December 31, 2014, this investment was pledged as security deposit for a one-year short term loan of $5,506 (equivalent to RMB35,000) obtained from the same PRC bank on December 3, 2014. The investment was redeemed in full on May 22, 2015 and upon the maturity of the investment, the fund was released to the company’s operation account. The Company then pledged bank deposits of $5,729 with maturities over three months as loan security deposit (see Note 5 — Restricted cash). The investment income was $433 and nil for the nine-month and three-month periods ended September 30, 2015 and was recorded as interest income.

7. Accounts receivable

Accounts receivable, current and non-current, mainly represents amounts due from customers for 1) sales of Solar PV projects; 2) rendering of EPC services; 3) supply of electricity under power supply agreements (“PPA”); and 4) sales of solar PV related components.

The balance of allowance for doubtful accounts was $5,586 and $766 as of September 30, 2015 and December 31, 2014, respectively. There was write-off for bad debts of $23 and recovery of previously written off of nil for the nine-month and three-month periods ended September 30, 2015, respectively.

The allowance for doubtful accounts is provided against gross accounts receivable balances based on the Company’s best estimate of the amount of probable credit losses in the Company’s accounts receivable. The Company grants credit terms to credit-worthy customers. Terms vary per contract terms and range from 30 to 365 days. Contractually, the Company may charge interest for extended payment terms and require collateral. The Company regularly monitors and assesses the risk of not collecting amounts owed by customers. This evaluation is based upon a variety of factors, including an analysis of amounts current and past due along with relevant history and facts particular to the customer. The Company does not have any off-balance-sheet credit exposure related to its customers.

Included in the receivable balances arising from EPC services as at September 30, 2015 and December 31, 2014 was an amount of $13,214 and $6,794 respectively due from a customer in the PRC, Xinyu Realforce Energy Co., Ltd (“Realforce”). In the second half of 2014, the Group entered into an EPC contract with Realforce to construct a 21MW rooftop PV station. The construction of the PV station had been completed prior to December 31, 2014. In April 2015, Realforce entered into a sales and leaseback arrangement with the Company for the purpose of settling part of the outstanding receivable arising from the EPC contract. At that time, the outstanding receivable balances due from Realforce amounted to $24,840. Pursuant to the sales and leaseback arrangement, Realforce sold the Company certain solar PV components installed in the 21MW rooftop PV station at their fair value of $11,292 and immediately leased them back over a 10-year period with annual interest rate of 10% per annum under a finance lease contract. As a result of the above arrangement, the Company reduced the receivable balance due from Realforce by the fair value of the solar PV components of $11,292 and recognized a finance lease receivable of $11,292 due from Realforce. No gain or loss was recognized in the condensed consolidated statement of operation in relation to the above settlement through sales and leaseback arrangement. For the remaining $13,545 accounts receivable balances due from Realforce, the Company and Realforce have not reached any settlement arrangement up to the date of issuance of the financial statements. As at September 30, 2015, 100% equity interests in Realforce were pledged to the Company to secure its repayment obligations under the finance lease contract and the outstanding accounts receivable balances.

8. Project Assets

As of September 30, 2015, project assets, current and non-current, mainly consist of the SEF development across U.S.A., UK, Japan and the PRC, with the amount of $66,981 (2014: $48,520), $40,753 (2014: $14,000), $20,582 (2014: $12,826) and $41,786 (2014: 19,849) respectively.

Project assets consist of the following:

	September 30, 2015	December 31, 2014
Under development-Company as project owner	$129,527	$75,346
Under development-Company expected to be project owner upon the completion of construction*	40,575	19,849

Total project assets	170,102	95,195
Current, net of impairment loss	$101,687	$73,930
Noncurrent	$68,415	$21,265

*	All of the projects costs under this category were recorded as project assets, noncurrent.

Project assets under development-Company as project owner are primarily related to the following projects:

Calwaii Projects

In 2014, the Company acquired solar PV assets, primarily including land use right and pre-contract costs relating to forty-three solar PV systems owned by Calwaii. During the nine-month period ended September 30, 2015, sales of four solar PV systems were consummated (see below). As of September 30, 2015 and December 31, 2014, incurred costs for PV solar systems under the Calwaii’s projects in Hawaii amounted to $23,570 and $23,943 respectively.

Solar Mountain Creek Parent LLC

The carrying amount of this project amounted to $17,239 and 17,864, net of impairment of $2,787 and $2,055 as of September 30, 2015 and December 31, 2014 respectively.

Pursuant to a letter of intent dated November 10, 2014 and a sales agreement dated December 31, 2014, the Company agreed to sell the PV solar systems of this project upon its completion of construction at a consideration of $17,864. In July 2015, the Company entered into a supplemental agreement to extend the deadline of final completion to the end of 2015 and compensate the buyer up to $625. The compensation would be deducted from the consideration. Management assessed the recoverable amounts of this project asset and as a result the carrying amount of this project asset was written down to the recoverable amount of $17,239. The estimate of recoverable amount of this project asset was based on this asset’s fair value less costs of disposal, and the fair value was determined by reference to the quoted price from third party. The Company accounted for this sales transaction using the deposit method under ASC 360-20, Real Estate Accounting, and did not recognize any revenue and profit for this sales transaction for the year ended December 31, 2014 and the nine-month period ended September 30, 2015 as certain closing conditions as specified in the sales agreement had not been met and accordingly sales had not been consummated as of September 30, 2015.

RE Capital Projects

In April 2015, the Company entered into an interest purchase agreement with RE Capital Pte. Ltd. to acquire its 100% membership interest in seventeen PV project companies in Japan (“RE Capital companies”) at a consideration of $8,800 consisting of $3,300 cash and $5,500 worth of the Company’s common stock (See Note 18 — Stockholders’ Equity). RE Capital companies’ total assets and liabilities only included land and pre-contract cost related to solar projects of 52MWs in total. Additionally, RE Capital companies had not entered into any power generation contracts with any utilities companies. As a result, Management concluded that the acquisition of 100% managing member interest in RE Capital companies did not meet the definition of a business combination as the primary inputs (the solar plant, which had yet to be constructed) were not available on the acquisition date. As of September 30, 2015, the payment made and cost incurred of $8,123 in total up to September 30, 2015 were included and recorded as project assets.

Solar Park Development 4 Ltd

In June 2015, the Company entered into another shares sales agreement with Blackrock Income UK Holding Limited to transfer the 100% outstanding share of Solar Park Development 4 Ltd at a consideration of $10,716 (equivalent to GBP7,000), which owned a grid-connected solar project of 6.2 MW developed by the Company. The Company accounted for this sales transaction using the deposit method under ASC 360-20, Real Estate Accounting as of September 30, 2015. As of September 30, 2015, the Company didn’t recognize any revenue and profit for this sales transaction as certain closing conditions specified in the agreement had not been met and accordingly the sales had not been consummated. As of September 30, 2015 and December 31, 2014, the related project costs recorded and included as project assets amounted to $10,011 and $2,022 respectively.

Solar Park Development 2 Ltd

As of September 30, 2015, the solar project of 15MW owned by Solar Park Development 2 Ltd was grid-connected. As of September 30, 2015 and December 31, 2014, the related project asset costs recorded and included as project assets amounted to $24,516 and $5,947 respectively. The Company is negotiating with a potential buyer to sell this project at a consideration of $25,509 (equivalent to GBP16,664).

Beaver Run Project

In 2014, the Company acquired solar PV assets, primarily including land use right and pre-contract costs relating to a solar PV system owned by Beaver Run in New Jersey. As of September 30, 2015 and December 31, 2014, the related project asset costs recorded and included as project assets amounted to $25,249 and $5,686 respectively. The construction of this project had not been completed as of September 30, 2015.

Sukagawa Project

In 2014, the Company acquired solar PV assets, primarily including land title and pre-contract costs relating to a solar PV system of 25MW in Japan. The carrying amount of this project amounted to $5,008 and $4,520, net of impairment of $1,177 and nil as of September 30, 2015 and December 31, 2014 respectively. As of September 30, 2015, the Company intended to sell this project. The Company assessed their recoverable amounts and as a result the carrying amount of this project asset was written down to the recoverable amount by $1,177 which is recorded as cost of goods sold in the condensed consolidated statement of operations for the nine-month and three month periods ended September 30, 2015. The estimate of recoverable amount of this project asset was based on this asset’s fair value less costs of disposal, and the fair value was determined by reference to the quoted price from third party for this project asset.

Other Projects

In addition to the above significant projects, the Company’s project assets consists of a number of individually insignificant projects of $15,811 and $15,364 in aggregate as of September 30, 2015 and December 31, 2014 respectively, of which $3,085 and $3,848 of project assets were under construction respectively.

During the nine-month periods ended September 30, 2015, the Company recognized sales revenue for the following projects:

Calwaii Projects

Pursuant to a sales agreement dated September 18, 2014, the Company agreed to sell four out of the thirty-nine PV solar systems of Calwaii’s project upon their completion of construction at a consideration of $5,860. The Company accounted for this sales transaction under ASC 360-20, Real Estate Accounting, and did not recognize any revenue and profit for this sales transaction for the year ended December 31, 2014 and three-month period ended March 31, 2015 as certain closing conditions, including but not limited to grid connection specified in the sales agreement, had not been met. As of June 30, 2015, all closing conditions had been met and sales had been consummated. Accordingly, the Company recognized revenue and cost for these solar projects of $5,860 and $5,850, respectively. As of September 30, 2015, the Company had received $3,761 for the sales of this project. The Company has initiated the dispute resolution process to request the settlement of the remaining receivable of $2,099 pursuant to the sales agreement, which required the delivery of a dispute notice to the customer, Hi-Kilowatts LLC (“Hi-Kilowatts”), describing the issues and claims of the Company. This dispute notice was delivered to Hi-Kilowatts on October 17, 2015. Hi-Kilowatts’ response to the Company’s dispute notice was received on October 30, 2015, which described the issues and claims of Hi-Kilowatts. Both parties have their respective senior officers negotiate in good faith to resolve the dispute. In the event the parties are unable to resolve the dispute by December 30, 2015, the parties shall submit the dispute to mediation. If the parties are unable to resolve the dispute through mediation, then either party may pursue any other remedies available at law or in equity. The Company are seeking damages from Hi-Kilowatts for the unpaid receivable and breach of the sales agreement. The parties are in the process of negotiating a settlement agreement.

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

As of September 30, 2015, the Company had respectively entered with these projects owners either a memorandum of understanding or pre-acquisition agreement to confirm the future transfer of the title and ownership upon the completion of construction and grid connection of the related PV systems.

9. Prepaid expenses and other current assets

	September 30, 2015	December 31, 2014
Value-added tax recoverable	9,353	3,969
Receivable for withholding individual income tax	15,199	—
Deposit and prepayment for acquisitions	11,235	4,827
Other deposit and prepayment	8,815	846
Other receivable	3,238	—
Others	1,561	1,288

Total of prepaid expenses and other current assets	49,401	10,930

Other deposit and prepayment include a deposit of $4,720 (equivalent to RMB30,000) paid to State Grid Corporation of China under an Acquisition Framework agreement dated October 22, 2014 to acquire 95.68% of the shares in Guo Dian Nai Lun Te Zuo Qi Photovoltaic Power Generation LLC (“Guo Dian”). Pursuant to the Acquisition Framework Agreement, the Company shall acquire 95.68% of the shares in Guo Dian at an aggregate purchase price of USD 100 million. In the event that the Company fails to execute any equity transfer agreement, the seller shall have the right to terminate the agreement, in which case, the seller shall refund all of the amounts that have been paid by the Company without any penalty.

10. Finance lease receivables

During the nine-month period ended September 30, 2015, the Company entered into finance lease contracts with contract value of $1,192 for leasing those Underlying PV related products to third-party PV developers through the on-line platform owned by Solar Energy (see note 1). Also, two EPC customers and six third party entities entered into sales and leaseback arrangements with the Company. The leases are accounted for as finance lease.

Finance lease receivables are as follows:

	September 30, 2015	December 31, 2014
Minimum lease payments receivable	$29,445	$—
Unearned income	(6,863)	—

Net finance lease receivables	$22,582	$—

Current	$11,758	$—
Noncurrent	10,824	—

As at September 30, 2015, future maturities of minimum lease payments receivable are as follows:

USD
2015 (remaining three months)	$338
2016	11,582
2017	986
2018	1,089
2019	1,142
Thereafter	7,445

$22,582

During the nine-month and three-month periods ended September 30, 2015, the Company earned total interest income of $899 and $514 respectively for these finance lease contracts.

11. Investment in EnSync, Inc.

On April 17, 2015, the Company and EnSync, Inc. (formerly known as ZBB Energy Corporation) (“ENS”), a Wisconsin corporation, entered into a Securities Purchase Agreement pursuant to which ENS will issue and sell to the Company for an aggregate purchase price of $33,390 which is to be settled in cash, a total of (i) 8,000,000 shares (the “Purchased Common Stock”) of ENS’s common stock based on a purchase price per common share of $0.6678 and (ii) 28,048 shares of the ENS’s convertible preferred stock (the “Convertible Preferred Stock”) which are convertible into an aggregate of 42,000,000 shares of common stock, representing a purchase price of $0.6678 per common stock on an as-if converted basis, over a four-year period with 25% of issued Convertible Preferred Stock became convertible in each of the next four years if the Company meets certain conditions relating to the Company’s purchases of minimum megawatt of solar related products from ENS in each of the next four years as set out in the Securities Purchase Agreement. The purchase prices of the products are not fixed or determinable in the agreements, but ENS shall not at any time sell a lower quantity of the products under similar terms and conditions to other buyers at prices below those provided to the Company. The conversion is subject to adjustment for stock splits, stock dividends, and other designated capital events. ENS also entitles the Company to acquire 50,000,000 shares of ENS’s common stock (the “Warrant”) for an aggregate amount of $36,729, or $0.7346 per share, subject to adjustment for stock splits, stock dividends, and other designated capital transactions. The consummation of the Securities Purchase Agreement is subject to certain closing conditions.

ENS develops, licenses, and manufactures innovative energy management systems solutions serving the commercial and industrial building, utility and off-grid markets.

On July 13, 2015, all closing conditions relating to the Securities Purchases Agreement was met. The Purchased Common Stock, Convertible Preferred Stock and Warrant have been issued to the Company.

The Purchased Common Stock represents approximately 17% of the outstanding common stock of ENS as at July 13, 2015. Additionally, assuming the full conversion of the Convertible Preferred Stock (and that no other shares of common stock of ENS are issued), the Company would own greater than a majority of the outstanding common stock of ENS.

The Company also entered into a supply agreement with ENS pursuant to which ENS will sell and the Company will purchase certain products offered by ENS from time to time, including energy storage systems for solar projects (the “Supply Agreement”). Convertibility of the Convertible Preferred Stock is dependent upon the Company making purchases of and payments for energy storage systems under the Supply Agreement as follows: the first one-fourth (the “Series C-1 Preferred Stock”) of the Purchased Preferred Shares only become convertible upon the receipt of final payment for 5 megawatts (“MW”) that are purchased by SPI in accordance with the Supply Agreement; the second one-fourth (the “Series C-2 Preferred Stock”) only become convertible upon the receipt of final payment for an aggregate of 15 MW worth of the Supply Agreement; the third one-fourth (the “Series C-3 Preferred Stock”) only become convertible upon the receipt of final payment for an aggregate of 25 MW worth of the Supply Agreement; and the last one fourth (the “Series C-4 Preferred Stock”) only become convertible upon the receipt of final payment for an aggregate of 40 MW worth of the Supply Agreement. The Convertible Preferred Stock will not become convertible unless the payment for the Supply Agreement is received. If the Company complies with the provisions of the Supply Agreement, it will make sufficient purchases for each tranche of the Convertible Preferred Stock to vest and become convertible over the next four years. However, the Convertible Preferred Shares will become convertible at any time when the relevant payments are received by ENS for the specified purchases, even if the payments are made later or earlier than the schedule set out in the Supply Agreement.

The Convertible Preferred Stock possesses no voting rights except as required by law or for certain matters specified in the agreement. The Convertible Preferred Stock are perpetual, are not eligible for dividends, and are not redeemable. Besides, so long as any shares of Convertible Preferred Stock are outstanding, ENS may not pay dividends on its common stock and may not redeem more than $100 in common stock per year. The Convertible Preferred Stock has a liquidation preference equal to the greater of $28,048 and the distribution of the entire assets on an as-converted basis.

The Warrant vests and becomes exercisable once the Company purchases and pays for 40 MW of the Supply Agreement, and will not vest or become exercisable if those purchases and payments do not occur before the termination of the Warrant, which will occur, whether the Warrant has vested or not, on July 13, 2019. Prior to exercise, the Warrant provides the Company with no voting rights. The Warrant may not be partially exercised. As the closing price of ENS’s common stock at September 30, 2015 was below the exercise price of the Warrant, the Warrant was out-of-the-money at that date.

In connection with the Securities Purchase Agreement, the Company entered into a governance agreement with ENS (the “Governance Agreement”). Under the Governance Agreement, the Company is entitled to nominate one director to the board of directors of ENS for so long as the Company holds at least 10,000 convertible preferred shares or 25 million shares of common stock or common stock equivalents (the “Requisite Shares”). Additionally, for so long as the Company holds the Requisite Shares (1) following the time at which the Series C-2 Preferred Stock shall have become convertible in full, SPI shall be entitled to nominate a total of two directors and (2) following the time at which the Series C-3 Preferred Stock shall have become convertible in full, SPI shall be entitled to nominate a total of three directors. Provided in no event shall the Company be entitled to nominate a number of directors to the Board that would represent a percentage of the Board greater than the percentage determined by dividing the number of Common Stock Equivalents held by the Company by the sum of (A) the total shares of ENS’s Common Stock outstanding and (B) the number of shares of Common Stock into which the Preferred Stock held by the Company is convertible.

The Company accounts for this investment in the Purchased Common Stock under the equity method. The Company includes its proportionate share of net earnings or loss attributable to common stockholders and other comprehensive income in the Condensed Consolidated Statements of Operations and Comprehensive Loss. The Company accounts for the investment in the Convertible Preferred Stock as other investment carried at cost in the Condensed Consolidated Balance Sheets. The Company accounts for the Warrant as a derivative asset at fair value which is included in Derivative asset, noncurrent in the Condensed Consolidated Balance Sheet as of September 30, 2015. The derivative asset was initially recorded at its fair value of $16,947. The change in fair value of $10,793 was recorded under Other income-Change in market value of derivative asset/liability in the Condensed Consolidated Statement of Operations for the nine-month and three-month periods ended September 30, 2015. The total consideration of $33,390 less the fair value of warrants as of July 13, 2015 was allocated, based on relative fair value, between the investments in the Purchased Common Stock and investment in the Convertible Preferred Stock, which were initially recorded at $3,244 and $13,199, respectively.

Summarized consolidated financial information of ENS follows:

September 30, 2015
Assets	$49,575
Liabilities	18,233

July 1, 2015 through September 30, 2015*
Sales	$273

Net loss	$(3,826)
Net loss attributed to noncontrolling interest	(69)

Net loss attributed to equity shareholders of ENS	(3,757)
Preferred stock dividend	(77)

Net loss attribute to common stockholders	$(3,834)

Net loss attributable to SPI	$(651)

*	The results of ENS during the period from July 1, 2015 to July 13, 2015, the date of acquisition of the Purchased Common Stock is considered to be immaterial.

The difference between the carrying value of the Company’s investment in the Purchased Common Stock and the amount of the underlying equity in the net assets of ENS is as follows:

September 30, 2015
Underlying equity in net assets of ENS (17% of net assets of ENS)	$5,037
Difference between the cost of investment and the underlying equity in net assets	(2,444)

Investment in Purchased Common Stock	$2,593

12. Property, Plant and Equipment

Property, plant and equipment consist of the following:

	September 30, 2015	December 31, 2014
Photovoltaic (“PV”) solar systems	$115,352	$110,553
Plant and machinery	486	33
Furniture, fixtures and equipment	636	269
Automobile	185	75
Computers and software	1,747	1,296
Leasehold improvements	73	4

	118,479	112,230
Less: accumulated depreciation	(8,862)	(5,792)

	109,617	106,438
Construction in progress	5,353	—
	$114,970	$106,438

The cost of PV solar system include costs of acquiring permits, construction fees of PV solar system, costs of items installed in the PV solar system including solar panels, and other costs incurred that are directly attributable to getting the PV solar system ready for its intended use of grid connection with customer for supply of electricity.

In 2009, Solar Power, Inc. capitalized a PV solar system relating to the Aerojet 1 solar development project along with the associated financing obligation, recorded under financing and capital lease obligations, net of current portion, in the Condensed Consolidated Balance Sheets. Due to certain guarantee arrangements as disclosed in Note 22 — Commitments and Contingencies, the Company will continue to record this PV solar system in property, plant and equipment with its associated financing obligation in Financing and capital lease obligations as long as it maintains its continuing involvement with this project. The income and expenses relating to the underlying operation of the Aerojet 1 solar development project are recorded in the Condensed Consolidated Statement of Operations.

13. Fair value measurement

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

The Company did not have any derivatives valued using Level 1 and Level 2 inputs as of September 30, 2015 and December 31, 2014. The derivative asset relating to the call option was classified in Level 3 of the fair value hierarchy in which management has used at least one significant unobservable input in the valuation model. The fair value of the derivative asset was $420 and $424 at the grant date of May 28, 2015 and September 30, 2015 respectively, which were recorded as other financial assets in the Consolidated Balance Sheet as of September 30, 2015. Gain arising from change in fair value of $4 and nil was recorded as Other income-others in the consolidated statement of operations for the nine-month and three-month periods ended September 30, 2015 respectively. The Company determines the fair value using binomial model with significant input on the fair value of the remaining 20% equity interest of Solar Juice and volatility unobservable in the market. The volatility is determined by the average standard derivation of the comparable companies applicable over a time period corresponding to the remaining life of the call option. Significant increases or decreases in this unobservable input would result in a significantly lower or higher fair value measurement.

The derivative asset relating to the Warrant to acquire ENS’s common stock was classified in Level 3 of the fair value hierarchy in which management has used at least one significant unobservable input in the valuation model. The fair value of the derivative asset was $6,154 on September 30, 2015, which were recorded as Derivative asset in the Consolidated Balance Sheet as of September 30, 2015. Gain arising from change in fair value of $10,793 was recorded as Other income-Change in market value of derivative asset/liability in the consolidated statement of operations for the nine-month and three-month periods ended September 30, 2015 respectively. The Company determines the fair value of the Warrant using binomial model with significant inputs on the vesting schedule and volatility unobservable in the market. The vesting schedule of the Warrant is estimated by the Management based on expected timetable to fulfill the vesting condition. The volatility is determined by the average standard derivation of the comparable companies applicable over a period with length commensurate to the time to maturity of the Warrant as of the Valuation Date. Significant variance of the above-mentioned inputs would result in a significantly lower or higher fair value measurement.

The Convertible Preferred Stock of ENS was classified in Level 3 of the fair value hierarchy in which management has used at least one significant unobservable input in the valuation model. The fair value of the Convertible Preferred Stock of ENS is determined by the fair value of the total common stock with a discount for Lack of Marketability Discount (“LOMD”). The LOMD as of the Valuation Date is derived by reference to put option based on Black-Scholes Option Pricing Model, with significant inputs on the volatility and expected terms of each tranche of the Preferred Stock unobservable in the market. The volatility is determined by the average standard derivation of the comparable companies applicable over a period with length commensurate to the expected term of the Convertible Preferred Stock, and the expected term of each tranche of the Convertibel Preferred Stock is based on Management’s estimation of the conversion schedule. Significant variance of the above-mentioned inputs would result in a significantly lower or higher fair value measurement.

There have been no transfers between Level 1, Level 2, or Level 3 categories.

There were no assets or liabilities measured on a non-recurring basis as of September 30, 2015 and December 31, 2014. For financial instruments that are not required to be measured at fair value, the following method and assumptions were used to estimate the fair value as at September 30, 2015 and December 31, 2014:

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

Convertible bonds. The estimated fair value was $52,968 and $39,423 as of September 30, 2015 and December 31, 2014. The fair value of convertible bonds was classified in Level 2 of the fair value hierarchy. The Company determines the fair value using binomial model with significant input on prices and votes observable in the market.

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

14. Short term borrowings

On December 3, 2014, the Company and China Minsheng Bank (“CMB”) entered into a loan agreement, whereby CMB provided the Company a loan of $ 5,506 (equivalent to RMB35,000) at an interest rate of 5.88% per annum, which would mature on December 3, 2015. The Company pledged its bank financing product (included in the “Short-term investment”) issued by CMB of $18,881 (equivalent to RMB120,000) as collateral. The bank financing product matured on May 22, 2015, and the fund was released to the Company’s operation account. The Company then pledged bank deposits of $5,729 with maturities over three months as loan security deposit.

On June 30, 2015, the Company and CMB entered into a loan agreement, whereby CMB provided the Company a loan of $47,202 (equivalent to RMB300,000) at an interest rate of 5.09% per annum. The loan was repaid on July 1, 2015.

On June 30, 2015, the Company and Bank of Suzhou (“BOS”) entered into a loan agreement, whereby BOS provided the Company a loan of $4,720 (equivalent to RMB30,000) at an interest rate of 6.6% per annum. The loan is repayable on June 30, 2016.

On September 30, 2015, the Company and CMB entered into a loan agreement, whereby CMB provided the Company a loan of $47,202 (equivalent to RMB300,000) at an interest rate of 4.83% per annum. The loan is repayable on March 30, 2016.

The Company’s newly acquired subsidiary, Solar Juice, entered into loan agreements with Westpac Bank, whereby Westpac Bank provided Solar Juice loans of $4,045 (equivalent to AUD5,762) at fixed interest rates ranging from 2.32% to 5.14%. These loans will mature from October 5, 2015 to March 21, 2016. Also, Solar Juice has a short term borrowing from Solar Juice’s minority shareholders of $353 (equivalent to AUD514). The loans were non-demand loans, non-interest bearing and unsecured with no specific repayment term.

As discussed in Note 1 — Description of Business and Basis of Presentation, the Company raised funds of $95,665 (RMB608,008) from the individual investors through Solar Energy’s online platform during the nine-month period ended September 30, 2015 at fixed interest rates ranging from 5.25% to 11.9% per annum. The investors could withdraw their principal on their demand after the lock-up period ranging from 0 to 1,080 days from the date of their initial investment. As of September 30, 2015, outstanding borrowings from individual investors through Solar Energy on-line platform amounted to $46,284 in total, of which $42,072 and $4,212 are recorded as short term borrowings and long term borrowings included in other noncurrent liabilities, respectively.

In August 2015, the Company and CEV IV 01 Holdings Limited (“CEV”), an affiliated company of Convertergy I Holdings (refer to note 4d), entered into a loan agreement, whereby CEV agreed to provide the Company a loan of $1,500 at an interest rate of 10% per annum Pursuant to the loan agreement, the loan amount should be solely used to finance the daily operation and asset restructure of Convertergy Energy, a subsidiary of Convertergy I Holdings. The loan will mature in six months following the date on which the loan was deposited into the Company’s bank account. The first installment of $750 was deposited into the Company’s bank account on August 7, 2015 and will mature on February 7, 2016. The loan can be repaid by shares issued by the Company, instead of cash, on or prior to the maturity date if mutually agreed between the Company and CEV. The Company lent Convertergy Energy $870 (equivalent to RMB5,527) as of September 30, 2015.

15. Other liabilities

	September 30, 2015	December 31, 2014
Derivative liability	—	11
Due to individual investors	1,692	—
Other current liabilities	51,774	33,751

Total other current liabilities	53,466	33,762
Other non-current liabilities	5,425	25,535
Accrued warranty reserve	1,597	1,608

Total other non-current liabilities	7,022	27,143

Total of other liabilities	60,488	60,905

Amounts due to individual investors as at September 30, 2015 represent non-interest bearing fundings provided by individual investors through the on-line platform of Solar Energy (See Note 1 — Description of Business and Basis of Presentation).

Other current liabilities primarily include unpaid purchase consideration for the Company’s acquisition of business and project assets of $50,816 in total as at September 30, 2015 (2014: $33,751).

16. Convertible Bonds

In December, 2014 the Company entered into three convertible promissory note purchase agreements with Brilliant King, Poseidon and Union Sky, respectively whereby the Company agreed to sell and issue to these three investors convertible promissory notes in an aggregate principal amount of $35,000 which could be converted into 17,500,000 Common Shares at a fixed conversion price of $2 unless adjusted for anti-dilution. The convertible notes bore no interest, and might be partially or wholly converted into shares of the Company’s common stock at any time prior to maturity at the option of the investor. The convertible promissory notes was due and payable on June 11, 2016 and are reclassified as current liabilities as of September 30, 2015.

On June 15, 2015, the Company entered into a convertible promissory note purchase agreement with Vision Edge Limited (“Vision Edge”), whereby the Company agreed to sell and issue to Vision Edge convertible promissory note in an aggregate principal amount of $20,000 which could be converted into 7,407,410 Common Shares at a fixed conversion price of $2.70 unless adjusted for anti-dilution. The convertible notes bore no interest, and might be wholly converted into shares of the Company’s common stock at any time prior to maturity at the option of the investor. The commitment date of the convertible promissory note is on June 29, 2015. The convertible promissory note was due and payable on June 29, 2016. Also, as mentioned in Note 17 — Stock option, on June 15, 2015, the Company entered into option agreement with Vision Edge, whereby the Company agreed to grant Vision Edge an option to purchase from the Company a total of 7,407,410 Shares for an aggregate purchase price of $20,000, or $2.70 per share, prior to December 15, 2015. The above instruments issued to Vision Edge on June 15, 2015, including convertible promissory note and stock option, were accounted for as a bundled transaction. The proceeds from the issuance of convertible promissory note were allocated to the two elements based on the relative fair values of the convertible promissory note and the stock options at the time of issuance. There is no beneficial conversion feature in this convertible promissory note because the initial conversion price of US$ 2.66 per share after the proceeds are allocated to the option is greater than the fair value of the Company’s common stock on the commitment date of June 29, 2015. The convertible promissory note and stock options were initially recorded at $19,705 and $295, respectively, according to the allocation of the total proceeds. The discount of $295 of the convertible promissory note is amortized as interest expense using the effective interest rate method through the earliest demand payment date, i.e. June 29, 2016. The stock option was accounted for as an equity instrument and was recorded within equity.

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

18. Stockholders’ Equity

Issuance of common stock

In the second quarter of 2014, the Company amended its articles of incorporation to increase the authorized shares of common stock from 250,000,000 shares to 1,000,000,000 shares. The following table summarizes the Company’s issuance of common stock during the nine-month period ended September 30, 2015:

Purchasers	Securities sold	Date of securities issued	Consideration
Forwin International Financial	5,000,000 Shares	January 16, 2015	$10,000, or $2 per Share
Central Able Investment Limited	2,500,000 Shares	January 30, 2015	$5,000, or $2 per Share
CECEP HK	5,722,977 Shares	January 30, 2015	$8,269
Restricted Stocks, Exercised	18,700,000 Shares[1]	March 2, 2015	Nil
Restricted Stocks, Exercised	500,000 Shares[1]	March 26, 2015	Nil
Huang Zheng	338,679 Shares[2]	June 4, 2015	$726, or $2.14 per Share
RE Capital Pte. Ltd.	2,849,741 Shares[3]	June 2, 2015	$5,500 or $1.93 per Share
Solar Juice	14,073,354 Shares[4]	June 11, 2015	$22,718 or $1.61 per Share
Yes Yield	9,260,000 Shares[5]	July 1, 2015	$25,000 or $2.70 per Share

Note:

1.	On March 2, 2015 and March 26, 2015, the Company issued Restricted Stock underlying 19,200,000 shares of the Company’s common stock to certain management members, which were exercised in March 2015.
2.	The Company should issue 338,679 shares of Common Stock to Lang Lang, an internationally renowned pianist, as part of the consideration to be brand spokesman for Solarbao within three years. According to Lang Lang’s instruction, the Company directly issued the shares to Huang Zheng, Lang Lang’s agent, on June 4, 2015.
3.	On June 2, 2015, the Company issued 2,849,741 shares of Common Stock as part of the consideration to acquire all interest in solar PV projects of 30 MW in Japan from RE Capital Pte. Ltd. as described in Note 8 — Project assets.
4.	On June 11, 2015, the Company issued 14,073,354 shares of Common Stock as part of the consideration to acquire the outstanding capital stock of Solar Juice as described in Note 4 — Business combination.

5.	On May 4, 2015, Yes Yield entered into a common stock purchase agreement with the Company, whereby the Company agreed to issue common stock of 9,260,000 shares to Yes Yield at a price of $2.7 per share for an aggregate purchase price of US$25,000. The Company received the consideration of US$25,000 on June 26, 2015 and issued 9,260,000 shares of Common Stock accordingly, although the securities registration was completed on July 1, 2015.

19. Stock-based Compensation

The Company measures stock-based compensation expense for all stock-based compensation awards based on the grant-date fair value and recognizes the cost in the financial statements over the employee requisite service period.

The following table summarizes the stock-based compensation expense, by type of awards for the periods as follow (in thousands):

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2015	September 30, 2014	September 30, 2015	September 30, 2014
Employee stock options	$1,255	$(169)	$4,249	$208
Restricted stock grants	183	—	31,499	—

Total stock-based compensation expense	$1,438	$(169)	$35,748	$208

The following table summarizes the stock-based compensation by line item for the periods as follow (in thousands):

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2015	September 30, 2014	September 30, 2015	September 30, 2014
General and administrative	$1,390	$(169)	$35,593	$206
Sales, marketing and customer service	48	—	155	2

Total stock-based compensation expense	1,438	(169)	35,748	208

Tax effect on stock-based compensation expense	—	—	—	—

Total stock-based compensation expense after income taxes	$1,438	$(169)	$35,748	$208

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

Expected Volatility — The Company uses historical volatility of the price of its common shares to calculate the volatility for its granted options.

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

Assumptions used in the determination of the fair value of share-based payment awards using the Black-Scholes model for stock option grants during the three-month and nine-month periods ended September 30, 2015 and 2014 were as follows:

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2015	September 30, 2014	September 30, 2015	September 30, 2014
Expected term	4	4	4	4
Risk-free interest rate	1.49% - 1.72%	1.25%	1.32% - 2.24%	1.25%
Expected volatility	139% - 141%	1.26%	139% - 142%	95%
Expected dividend yield	0%	0%	0%	0%

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

The Company has granted time-based share options and restricted stock under the Plan to directors, officers, employees and individual consultants of the Company. The time-based options generally vest 25% annually and expire five to ten years from the date of grant. Total number of shares reserved and available for grant and issuance pursuant to this Plan is equal to 9% of the number of outstanding shares of the Company. Shares issued under the Plan will be drawn from authorized and unissued shares or shares now held or subsequently acquired by the Company. Outstanding shares of the Company shall, for purposes of such calculation, include the number of shares of stock into which other securities or instruments issued by the Company are currently convertible (e.g., convertible preferred stock, convertible debentures, or warrants for Common Stock), but not outstanding options to acquire stock. At September 30, 2015 there was no share available for grant under the plan (9% of the outstanding shares of 676,867,538 less options and restricted stock outstanding and exercised since inception).

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

On January 12, 2015, February 13, 2015, and June 29, 2015, the Board of Directors approved the grants of restricted stock unit awards (“RSU”) to core management members, other management and staff, pursuant to the terms of the 2006 Equity Incentive Plan. The total number of RSUs granted is 20,468,400 shares. Among these, the vesting schedules for the chairman, deputy chairman and CFO (“core management”) are 100% vested at the grant date and the vesting schedules for the rest RSUs granted to other management and staff would be vested within the next four years equally. The Company used the market price of its share at grant date as the fair value of the RSUs in calculating the stock based compensation expense. The core management exercised all RSUs of 19,200,000 and all these shares were issued to them in March 2015 (See Note 18 — Stockholders’ Equity).

The following table summarizes the Company’s stock option activities for the nine-month period ended September 30, 2015 and 2014:

	2015		2014
	Shares	Weighted- Average Exercise Price Per Share	Shares	Weighted- Average Exercise Price Per Share
Outstanding as of January 1,	25,429,000	$0.84	7,114,250	$0.20
Granted	8,682,000	1.83	—	—
Exercised	—	—	—	—
Forfeited	(490,000)	2.09	(559,250)	0.29

Outstanding as of March 31,	33,621,000	$1.08	6,555,000	$0.19

Granted	4,069,000	1.95	10,650,000	0.31
Exercised	—	—	—	—
Forfeited	(1,630,000)	1.33	(357,500)	0.29

Outstanding as of June 30,	36,060,000	$1.16	16,847,500	$0.27

Granted	16,542,000	1.80	7,120,000	0.73
Exercised	—	—	(345,000)	0.46
Forfeited	(2,429,500)	1.84	(3,763,500)	0.12

Outstanding as of September 30,	50,172,500	$1.34	19,859,000	$0.46

The following table presents the exercise price and remaining life information about options exercisable at September 30, 2015:

Range of exercise price	Shares Exercisable	Weighted average remaining contractual life	Weighted average exercise price		Aggregate Intrinsic ($000)
$0.49 - $1.24	2,212,500	3.83		$0.77	$1,731
$0.31 - $0.48	2,893,750	3.80		0.34	3,501
$0.05 - $0.30	1,075,500	2.81		0.07	1,595

	6,181,750		$		$6,827

Changes in the Company’s non-vested stock awards are summarized as follows:

	Time-based Options		Restricted Stock
	Shares	Weighted Average Exercise Price Per Share	Shares	Weighted Average Grant Date Fair Value Per Share
Non-vested as of January 1, 2015	23,937,000	0.84	525,000	$0.75
Granted	8,682,000	1.83	20,384,000	1.66
Vested	—	—	(19,200,000)	1.67
Forfeited	(490,000)	2.09	—	—

Non-vested as of March 31, 2015	32,129,000	1.09	1,709,000	$1.66

Granted	4,069,000	1.95	—	—
Vested	(2,462,500)	0.33	—	—
Forfeited	(1,630,000)	1.33	—	—

Non-vested as of June 30, 2015	32,105,500	1.24	1,709,000	$1.66

	Time-based Options		Restricted Stock
	Shares	Weighted Average Exercise Price Per Share	Shares	Weighted Average Grant Date Fair Value Per Share
Granted	16,542,000	1.80	84,400	1.79
Vested	(2,227,250)	0.58	—	—
Forfeited	(2,429,500)	1.84	—	—

Non-vested as of September 30, 2015	43,990,750	$1.45	1,793,400	$1.79

20. Income Taxes

The Company calculates its interim income tax provision in accordance with ASC 740-270 Income Taxes. At the end of each interim period, the Company estimates the annual effective tax rate and applies that rate to its ordinary quarterly earnings. The tax expense or benefit related to significant, unusual, or extraordinary items that will be separately reported or reported net of their related tax effect, is recognized in the interim period in which those items occur. The Company evaluates its ability to recover deferred tax assets, in full or in part, by considering all available positive and negative evidence, including past operating results and our forecast of future taxable income on a jurisdictional basis. The Company bases its estimate of current and deferred taxes on the tax laws and rates that are currently in effect in the appropriate jurisdiction. Changes in laws or rates may affect the tax provision as well as the amount of deferred tax assets or liabilities.

The effective income tax rate of the Company for the nine-month period ended September 30, 2015 and 2014 was (0.6)% and (9.9)%, respectively, and the three-month period ended September 30, 2015 and 2014 was 2.5% and (12.9)%, respectively. For both 2015 and 2014, the Company expects to generate taxable income in certain jurisdictions while still experiencing an overall worldwide loss.

The Company has not provided for deferred taxes relating to the undistributed earnings of its foreign subsidiaries (primarily the subsidiaries in the People’s Republic of China) amounted to $2.4 million and $8.8 million as of September 30, 2015 and December 31, 2014, respectively, which are expected to be permanently reinvested.

The Company and its subsidiaries did not have any unrecognized tax benefits or liabilities as of September 30, 2015 and December 31, 2014. The Company does not anticipate that its unrecognized tax benefits or liability position will change significantly over the next twelve months.

21. Net Loss Per Share of Common Stock

Basic loss per share is computed by dividing income attributable to common shareholders by the weighted-average number of common shares outstanding for the period. Diluted loss per share reflects the potential dilution of shares by adding other Common Stock equivalents, including Common Stock options, warrants, and restricted Common Stock, in the weighted average number of common shares outstanding for a period, if dilutive. Potentially dilutive shares are excluded from the computation if their effect is anti-dilutive. As a result of the net loss for the nine-month and three-month periods ended September 30, 2015 and 2014, there is no dilutive impact to the net loss per share calculation for the period.

The following table presents the calculation of basic and diluted net loss per share:

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2015	September 30, 2014	September 30, 2015	September 30, 2014
Numerator:
Net loss attributable to stockholders	$(30,827)	$(8,283)	$(82,431)	$(10,453)
Denominator:
Basic and diluted weighted-average common shares	627,792,718	337,671,188	606,117,633	246,240,974

Basic net loss per share	$(0.05)	$(0.02)	$(0.14)	$(0.04)
Diluted net loss per share	(0.05)	(0.02)	(0.14)	(0.04)

22. Commitments and Contingencies

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

The Company has recorded on its Condensed Consolidated Balance Sheet the guarantees of $60 and $71 at September 30, 2015 and December 31, 2014. These amounts, less related amortization, are included in accrued liabilities. These guarantees for the Aerojet 1 project are accounted for separately from the financing obligation related to the Aerojet 1 project because they are with different counterparties.

Financing Obligation — the guarantees associated with Aerojet 1 constitute a continuing involvement in the project. While the Company maintains its continuing involvement, it will apply the financing method and, therefore, has recorded and classified the proceeds received of $9,959 and $10,911 from the project in financing and capital lease obligations as of September 30, 2015 and December 31, 2014, respectively. At September 30, 2015 and December 31 2014, $8,948 and $10,092, respectively, were recorded as noncurrent Financing and capital lease obligations, with $1,011 and $819 recorded as other current liabilities.

Performance Guaranty — on December 18, 2009, the Company entered into a 10-year energy output guaranty related to the photovoltaic system installed for STP at the Aerojet 1 facility in Rancho Cordova, CA. The guaranty provided for compensation to STP’s system lessee for shortfalls in production related to the design and operation of the system, but excluding shortfalls outside the Company’s control such as government regulation. The Company believes that the probability of shortfalls is unlikely and if they should occur they would be covered under the provisions of its current panel and equipment warranty provisions. At September 30, 2015 and December 31 2014, there continues to be no charges against the Company’s reserves related to this performance guaranty.

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

During the quarter ended September 30, 2007 and continuing through the fourth quarter of 2010, the Company installed own manufactured solar panels. Other than this period, the Company only installed panels manufactured by unrelated third parties as well as the Company’s principal shareholder and formerly controlling shareholder, LDK. Certain PV construction contracts entered into during the recent years included provisions under which the Company agreed to provide warranties to the buyer. As a result, the Company recorded the provision for the estimated warranty exposure on these contracts within cost of sales. Since the Company do not have sufficient historical data to estimate its exposure, the Company have looked to its own historical data in combination with historical data reported by other solar system installers and manufacturers. Due to the absence of historical material warranty claims, the Company have not recorded a material warranty accrual related to solar energy systems as of September 30, 2015 and December 31, 2014.

Operating leases — The Company leases facilities under various operating leases, some of which contain escalation clauses, which expire through 2020. The Company also leases vehicles under operating leases. Rental expenses under operating leases included in the statement of operations were $550 and $120 for the three-month period ended September 30, 2015 and 2014 respectively and $1,905 and $236 for the nine-month period ended September 30, 2015 and 2014 respectively.

Future minimum payments under all of our non-cancelable operating leases are as follows as of September 30, 2015:

2015 (remaining three months)	$973
2016	3,215
2017	1,857
2018	1,454
2019	902
2020	737
Thereafter	8,743

$17,881

Capital commitments — As of September 30, 2015 and December 31, 2014, the Company had capital commitments of approximately $85,813 and $59,354 respectively. The capital commitments were solely related to contracts signed with vendors for procurement of services or PV related products used for the construction of solar PV systems being developed by the Company.

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

23. Related Party Transactions

During the nine-month period ended September 30, 2015, the total fund raised from individual investors through Solar Energy amounted to $95,665 ($50,806 for the three-month period ended September 30, 2015), of which $8,199 ($3,010 for the three-month period ended September 30, 2015) was settled by the coupons issued by the Company to individual investors and $85,495 ($56,713 for the three-month ended September 30, 2015) had been received by the Company from Solar Energy as of September 30, 2015 and Solar Energy charged $276 ($143 for the three-month period ended September 30, 2015) as commission fee to the Company at 1% of the fund principal as discussed in Note 1 — Description of Business and Basis of Presentation. As of September 30, 2015 and December 31, 2014, the Company had other receivable of $1,971 and nil from Solar Energy for the fund received from the individual investors on behalf of the Company by Solar Energy after the reduction of its commission fee.

During the nine-month period ended September 30, 2015, the total fund redeemed to individual investors through Solar Energy amounted to $19,237 (nil for the three-month period ended September 30, 2015), of which $18,801 ($2,930 for the three-month period ended September 30, 2015) had been repaid by the Company to Solar Energy as of September 30, 2015. As of September 30, 2015 and December 31, 2014, the Company had Other liabilities, related party of $436 and nil to Solar Energy for the fund repaid to the individual investors on behalf of the Company by Solar Energy.

During the nine-month period ended September 30, 2015, the Company issued certain coupons to LDK Jiangxi and Liuxin with total face value of $779 (nil for the three-month period ended September 30, 2015) and $582 (nil for the three-month period ended September 30, 2015), respectively. LDK Jiangxi is a wholly owned subsidiary of LDK Solar Co., Ltd. (“LDK”), principle shareholder of SPI. Liuxin is wholly owned by Mr. Peng’s father. As of September 30, 2015, all coupons issued to these parties had been redeemed through the on-line platform owned by Solar Energy. The Company recognized the coupons issued to LDK Jiangxi and Liuxin, based on the face value of the coupons, by netting off Accounts payable, related parties of $779 in the condensed consolidated balance sheet and selling, marketing and customer service expenses of $582 in the three-month period ended March 31, 2015. During the three-month period ended September 30, 2015, the Company received full payment of $582 from Liuxin for the face value of the coupons issued and therefore recorded the amounts received as a reduction of selling expenses.

During the nine-month period ended September 30, 2015, the Company paid commission fee of $3 million (nil for the three-month ended September 30, 2015) to SUPERMERCY Limited (“SUPERMERCY”) in respect of certain funds raised by the Company through the issuance of the Company’s common stock. Pursuant to a client introducing agreement entered with SUPERMERCY on September 10, 2014, the Company agreed to pay SUPERMERCY commission at 3% of funds successfully raised by the Company that had been resulted from the services rendered by SUPERMERCY. The commission fee was recognized as a deduction of the funds raised and from additional paid in capital within the stockholders’ equity.

As of September 30, 2015 and December 31, 2014, the Company owed to LDK of $50 and $nil, respectively, as LDK made salary payment to certain employees on behalf of the Company.

As of September 30, 2015 and December 31, 2014, Solar Energy owed to the Company of $295 and nil, respectively, as the Company made salary payment to certain employees on behalf of Solar Energy.

As of September 30, 2015 and December 31, 2014, Xiaofeng Peng, the chairman of the Company’s board of directors, borrowed the loan of $277 and $nil from the Company respectively.

On March 30, 2015, the Company entered into a share purchase agreement (the “LDK Share Purchase Agreement”) with LDK’s subsidiaries (collectively, the “LDK Sellers”). Pursuant to the LDK Share Purchase Agreement, the Company agreed to purchase from the LDK Sellers (i) 100% equity interest in LD THIN S.R.L, a limited liability company incorporated in Italy, (ii) 54.1% equity interest in LAEM S.R.L, a limited liability company incorporated in Italy, and (iii) 100% equity interest in North Palm Springs Investments, LLC, a limited liability company incorporated in California, for an aggregate cash consideration of US$2,390. The Company will also assume certain indebtedness contemplated in the Share Purchase Agreement up to a maximum amount to be agreed upon among the Company and the LDK Sellers prior to the closing date of the transaction. In connection with the acquisition, the Company paid $2,000 as deposits for the acquisition, such prepaid deposits were subsequently agreed by both parties to offset against certain payable balances due to LDK HK on September 30, 2015. The transaction is subject to several closing conditions including completion of satisfactory due diligence. This acquisition has not been consummated as of the date of issuance of these financial statements.

As of September 30, 2015 and December 31, 2014, the Company had accounts payable to LDK of $5,480 and $34,150, respectively. The accounts payable balances as at September 30, 2015 were primarily related to purchases of solar cells for solar development projects. The solar cells purchased from LDK during the nine-month and three-month periods ended September 30, 2015 amounted to $8,378 (2014: nil) and $6,235 (2014: nil) respectively. The Company also consigned LDK to process solar cells to solar panels for its on-line platform business in 2015. The processing fee charged by LDK amounted to $3,466 (2014: nil) and $2,083 (2014: nil) during the nine-month and three-month periods ended September 30, 2015. The accounts payable balances as at December 31, 2014 were primarily related to an amount that are subject to settlement arrangement with LDK. On December 30, 2014, the Company entered into a Settlement and Mutual Release (“Settlement Agreement”) with LDK Solar International Company Limited (“LDK HK”), a wholly owned subsidiary of LDK, pursuant to which LDK HK agreed to release and discharge the Company from all actions, claims, demands, damages, obligations, liabilities, controversies and executions arising out of the Company’s net payables of $28,775 to LDK HK and its subsidiaries (“LDK HK Group”), in exchange for an aggregate settlement amount of $11,000. Under the Settlement Agreement, the Company agreed to pay the settlement amount of $11,000 by instalments in accordance with a predetermined schedule and LDK HK has the right to cancel the agreed settlement if any instalment payment is delayed for more than 30 days. The agreed payment schedule for the settlement amount of $11,000 is $380 on or before December 31, 2014, $2,000 on or before January 31, 2015, $1,620 on or before March 30, 2015, $2,000 on or before June 30, 2015, $1,000 on or before July 31, 2015, $2,000 on or before September 30, 2015 and $2,000 on or before December 31, 2015 (“Last Payment Obligation”). As the settlement amount will only be fully paid by December 31, 2015 in accordance with the Settlement Agreement, the Company did not derecognize the waived liability of $17,775, being the difference between the amounts of $28,775 that were subject to the settlement and the agreed settlement amount of $11,000, from its consolidated balance sheet as of December 31, 2014. As of September 30, 2015, the Company had made installment payments on schedule and had paid $9,000 in total to LDK HK in accordance with the Settlement Agreement. On September 30, 2015, the Company entered into a supplemental agreement with LDK HK pursuant to which LDK HK agrees the Company to apply the prepayment of $2,000 made to LDK HK under the LDK Share Purchase Agreement to satisfy the Company’s Last Payment Obligation under Settlement Agreement. This agreement does not affect the validity of the Share Purchase Agreement and LDK HK and the Company agrees to postpone the dates of performance under the Share Purchase Agreement. The Company derecognized the waived liabilities of $17,775 from its condensed consolidated balance sheet as of September 30, 2015 in accordance with the Settlement Agreement and the supplemental agreement since the Company had fully paid the settlement amount of $11,000. As LDK is the Company’s principal shareholder, this waived liabilities of $17,775 was accounted for as a capital transaction by increasing additional paid in capital as of September 30, 2015.

24. Subsequent Events

Pursuant to a written notice issued by Yes Yield on October 31, 2015, Yes Yield exercised the option to purchase 3,703,704 shares at a total consideration of $10,000 which will be paid on or prior to November 20, 2015. The Company also entered into a supplementary agreement with Yes Yield to extend its right to purchase the remaining 5,556,296 shares to June 30, 2016.

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

The following discussion is presented on a consolidated basis, and analyzes our financial condition and results of operations for the three and nine months ended September 30, 2015 and 2014. Unless the context indicates or suggests otherwise, reference to “we”, “our”, “us” and the “Company” in this section refers to the consolidated operations of Solar Power, Inc. and its subsidiaries, as defined in Note 1 — Description of Business and Basis of Presentation to the Condensed Consolidated Financial Statements.

Overview

We are a global provider of PV solutions for business, residential, government and utility customers and investors. We provide a full spectrum of EPC services to third party project developers, as well as develop, own and operate solar projects that sell electricity to the grid in multiple countries, including China, the U.S., the U.K., Panama, Greece, Japan and Italy. Prior to 2014, we were primarily engaged in providing EPC services to developers in the U.S. We were also engaged in the development, manufacture and marketing of a variety of PV modules, the key components of solar parks that convert sunlight into electricity, and balance-of-system components, including our in-house brand. We have discontinued our manufacturing business and liquidated our research and development function. Starting from 2014, we expanded our full spectrum EPC service business to China, where we provided comprehensive and quality services to large solar projects in China. In addition, we commenced our global project development business by ramping up our portfolio of global solar projects, including projects that we plan to hold in the long term and derive electricity generation revenue from under our IPP model, and projects that we plan to sell in the future when we are presented with attractive opportunities under our build-and-transfer model, or BT model. Solar projects in our current portfolio include projects at all stages of development, including projects in operation, projects under construction and projects in pipeline. We grow our project portfolio primarily through acquisitions and act as a secondary developer for the projects we acquire which are under construction or in pipeline at the time they are added to our portfolio.

As a market innovation, in early 2015, the platform of www.solarbao.com, primarily targeting retail investors residing in China and a first-of-its-kind online energy e-commerce and investment platform, was launched by Solar Energy E-Commerce (Shanghai) Limited, or Solar Energy E-Commerce. Our PRC subsidiary, Yan Hua Internet Technology (Shanghai) Co., Ltd., has entered into a series of contractual arrangements with Solar Energy E-Commerce and its shareholders. Legal enforceability of these contractual arrangements has not been established and we are in the process of establishing a new corporate structure for the e-commerce business under which this platform will be migrated into a newly-established domestic company and one of our PRC subsidiaries will enter into a new set of contractual arrangements with the domestic company. We expect to be able to consolidate the financial results of the newly-established domestic company as a variable interest entity in our financial statements. This platform enables China-based individual and institutional investors to purchase PV-based investments and enables retail customers to purchase solar kits should they plan on building DG projects. Aside from being an independent revenue generating business, this e-commerce and investment platform is also being utilized by us as a financing channel for our DG projects. As of November 13, 2015, there were approximate 1,893,803 registered users with 1,089,556 active customer accounts with approximately $223 million fulfilled orders of PV-based investment products on this platform.

Critical Accounting Policies and Estimates

For a description of our critical accounting policies and estimates, please refer to the “Critical Accounting Policies and Estimates” section of our Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in our Annual Report on Form 10-K, as amended, for the year ended December 31, 2014. There have been no material changes in any of our critical accounting policies and estimates during the nine months ended September 30, 2015.

Results of Operations

Three and nine months ended September 30, 2015, as compared to three and nine months ended September 30, 2014

Net sales

Net sales were $47.3 million and $22.6 million for the three months ended September 30, 2015 and 2014, respectively, an increase of $24.7 million, or 109.3%. Net sales were $107.2 million and $32.6 million for the nine months ended September 30, 2015 and 2014, respectively, an increase of $74.6 million, or 228.8%. The increase in net sales for the three and nine months ended September 30, 2015 over the comparative period was primarily due to: (i) our successful expansion into the China market resulting in the EPC revenue generated from China operations, (ii) the BT revenue generated from UK project and (iii) the distribution revenue generated by our subsidiary Solar Juice in Australia. We generated revenue from the provision of EPC services to a 30.0 MW DG solar project in Zhongwei County, Ningxia Autonomous Region, China, or the Zhongwei Project; a 30.0 MW DG solar project in Alashan County, Inner Mongolia Autonomous Region, China, or the Alashan Project; a 20.0 MW DG solar project in Ulanqab, Inner Mongolia Autonomous Region, China, or the Ulanqab Project and a 10.0 MW DG solar project in Alashan County, Inner Mongolia Autonomous Region, China, or the Zuoqi Project, in the aggregate amount of $21.0 million during the three months ended September 30, 2015, and $40.0 million during the nine months ended September 30, 2015. We generated BT revenue from a 9.5 MW grange farm project in UK, in the amount of $16.1 million during the nine months ended September 30, 2015. We generated distribution revenue by our subsidiary Solar Juice in Australia, in the amount of $15.8 million during the three months ended September 30, 2015, and $20.6 million during the nine months ended September 30, 2015.

Cost of goods sold

Cost of goods sold was $40.8 million (86.3% of net sales) and $17.8 million (78.8% of net sales) for the three months ended September 30, 2015 and 2014, respectively, an increase of $23.0 million, or 129.2%. Cost of goods sold was $90.1 million (84.0% of net sales) and $27.0 million (82.8% of net sales) for the nine months ended September 30, 2015 and 2014, respectively, an increase of $63.1 million, or 233.7%. The increase in cost of goods sold was in line with our expansion of business operations in China for the provision of EPC services to solar projects located in China, the BT services in UK and the distribution transactions in Australia, mainly including costs of goods sold for the Zhongwei Project, the Alashan Project, the Ulanqab Project, the Zuoqi Project, the grange farm project, and the distribution of PV related products by Solar Juice, in the aggregate amount of $32.5 million for the three months ended September 30, 2015 and $67.0 million for the nine months ended September 30, 2015.

Gross margins were 13.7% and 21.2% for the three months ended September 30, 2015 and 2014, respectively. Gross margins were 16.0% and 17.2% for the nine months ended September 30, 2015 and 2014, respectively. The decrease in gross margin for the three and nine months ended September 30, 2015 over that of the comparative period was due to higher revenue contribution from BT services and distribution transactions, which had lower margins as compared with EPC business.

General and administrative expenses

General and administrative expenses were $17.2 million (36.4% of net sales) and $2.1 million (9.3% of net sales) for the three months ended September 30, 2015 and 2014, respectively, an increase of $15.1 million, or 719.0%. General and administrative expenses were $67.1 million (62.6% of net sales) and $4.2 million (12.9% of net sales) for the nine months ended September 30, 2015 and 2014, respectively, an increase of $62.9 million, or 1,497.6%. Our general and administrative expenses during the three months ended September 30, 2015 mainly consisted of the stock-based awards to our management, payroll expenses, professional service fee such as legal and audit fees, and allowance for doubtful accounts, in the amount of $1.6 million, $6.1 million, $2.2 million and $5.1 million, respectively. Our general and administrative expenses during the nine months ended September 30, 2015 mainly consisted of the stock-based awards to our management, payroll expenses, professional service fee such as legal and audit fees, and allowance for doubtful accounts, in the amount of $35.8 million, $10.7 million, $8.7 million and $5.1 million, respectively. The increase in general and administrative expenses for the three and nine months ended September 30, 2015 over the comparative period was in line with our business expansion during the current period.

Sales, marketing and customer service expenses

Sales, marketing and customer service expenses were $5.8 million (12.3% of net sales) and $0.7 million (3.1% of net sales) for the three months ended September 30, 2015 and 2014, respectively, an increase of $5.1 million, or 728.6%. Sales, marketing and customer service expenses were $18.2 million (17.0% of net sales) and $1.0 million (3.1% of net sales) for the nine months ended September 30, 2015 and 2014, respectively, an increase of $17.2 million, or 1,720.0%. Our sales, marketing and customer service expenses during the three months ended September 30, 2015 mainly consisted of advertising expenses and payroll expenses for marketing personnel, in the amount of $4.4 million and $1.0 million, respectively. Our sales, marketing and customer service expenses during the nine months ended September 30, 2015 mainly consisted of advertising expenses and payroll expenses for marketing personnel, in the amount of $10.7 million and $4.5 million, respectively. The increase in sales, marketing and customer service expenses for the three and nine months ended September 30, 2015 over the comparative period was in line with our business expansion during the current period.

Interest expense

Interest expense was $3.1 million and $0.9 million, respectively, for the three months ended September 30, 2015 and 2014. Interest expense was $7.0 million and $2.1 million, respectively, for the nine months ended September 30, 2015 and 2014. We expect that interest expense will continue to fluctuate in the future depending on the amounts and relevant interest rates of debt financing utilized in our operations.

Interest income

Interest income was $0.3 million and $0.2 million for the three months ended September 30, 2015 and 2014, respectively. Interest income was $1.9 million and $1.0 million for the nine months ended September 30, 2015 and 2014, respectively. Interest income represents income earned from bank deposits, short-term investments and notes receivable.

Income tax expense

Our income tax expense was negative $0.8 million and $0.9 million for the three months ended September 30, 2015 and 2014, respectively. Our income tax expense was $0.5 million and $0.9 million for the nine months ended September 30, 2015 and 2014, respectively. Our effective income tax rate for the three months ended September 30, 2015 and 2014 was 2.5% and negative 12.9%, respectively. Our effective income tax rate for the nine months ended September 30, 2015 and 2014 was negative 0.6% and negative 9.9%, respectively. For both 2015 and 2014, we expect to generate taxable income in certain jurisdictions while experiencing an overall worldwide loss. The negative rate for the nine months ended September 30, 2015 is a result of the tax liability of certain profit generating subsidiaries of ours in jurisdictions that cannot be offset by losses making subsidiaries in certain other jurisdictions.

Liquidity and Capital Resources

A summary of the sources and uses of cash and cash equivalents is as follows (in thousands):

	For the Nine Months Ended September 30,
	2015	2014
Net cash used in operating activities	$(154,216)	$(30,720)
Net cash used in investing activities	(30,241)	(354)
Net cash generated from financing activities	95,403	42,735
Effect of exchange rate changes on cash	(26)	97

Net (decrease)/increase in cash and cash equivalents	$(89,080)	$11,758

As of September 30, 2015 and December 31, 2014, we had $67.5 million and $156.5 million, respectively, in cash and cash equivalents.

Operating Activities – Net cash used in operating activities of $154.2 million for the nine months ended September 30, 2015 primarily consisting of (i) a net loss of $82.6 million, (ii) an increase in project assets of $51.3 million, (iii) an increase in accounts receivable of $44.1 million, (iv) an increase in prepaid expenses and other assets of $30.0 million and (v) an increase in restricted cash related to operating activities of $29.6 million, partially offset by (i) stock-based compensation expense of $35.7 million, (ii) an increase of accounts payable of $27.8 million and (iii) an increase of accrued liabilities and other liabilities of $15.3 million .

Investing Activities – Net cash used in investing activities was $30.2 million for the nine months ended September 30, 2015, primarily as a result of (i) acquisition of short-term investments of $25.8 million, (ii) investment in affiliate of $16.4 million, (iii) acquisitions of project assets of $16.8 million, (iv) acquisition of derivative asset of $16.9 million and (v) acquisitions of property, plant and equipment of $7.6 million, partially offset by proceeds from disposal of short-term investments of $53.2 million.

Financing Activities – Net cash generated from financing activities was $95.4 million for the nine months ended September 30, 2015, primarily consisting of (i) proceeds of $148.8 million from new short-term borrowings and (ii) net proceeds of $85.2 million from loans on solarbao platform through Solar Energy, partially offset by the repayment of short-term borrowings of $138.2 million.

Capital Resources and Material Known Facts on Liquidity

With a net loss of $82.6 million during the nine months ended September 30, 2015, we had an accumulated deficit of $143.7 million as of September 30, 2015. During the nine months ended September 30, 2015, we raised a substantial amount of cash from the unregistered issuance of shares of our common stock and convertible note to non-U.S. investors in private placements and from bank borrowings. We received $40.0 million and $20.0 million from non-U.S. investors in private placements for the unregistered issuance of shares of our common stock at the price between $2.0- $2.7 per share and for the issuance of convertible note. We also had short-term bank borrowings of an aggregate $61.5 million as of September 30, 2015 with an interest rate ranging between 2.3% and 6.6% per annum, which will mature between October 2015 and June 2016.

As of September 30, 2015, we had $67.5 million in cash and cash equivalents and $63.4 million in accounts receivable. As of September 30, 2015 and December 31, 2014, we had working capital of $4.7 million and $129.0 million, respectively.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation and under the supervision of our principal executive officer and our principal financial officer, reviewed and evaluated the effectiveness of the design and operation of our disclosure controls and procedures, as of September 30, 2015 for the interim period covered by this report, as required by Securities Exchange Act Rule 13a-15, and concluded that our disclosure controls and procedures are not effective to ensure that information required to be disclosed in our reports filed with the Securities and Exchange Commission pursuant to the Securities Exchange Act of 1934 is accumulated and communicated to management timely, including our principal executive officer and principal financial officer. Based on such an evaluation, our Chief Executive Officer and Chief Financial Officer concluded the Company’s disclosure controls and procedures were not effective as of the end of such period. In making this conclusion, the Company considered, among other factors, the previously identified material weaknesses as described in the Company’s Annual Report on Form 10-K, as amended, for the year ended December 31, 2014 related to the application of generally accepted accounting principles to material complex and non-routine transactions as well as the lack of appropriate resources for appropriate segregation of duties.

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

In addition to the other information set forth in this Quarterly Report, you should carefully consider the risk factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K, as amended, for the year ended December 31, 2014, which could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-K are not the only risks facing the Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition, liquidity or future results.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The following table summarizes our unregistered sales of equity securities in the nine months ended September 30, 2015:

Purchasers and their places of incorporation	Securities sold	Date of securities issued	Consideration	Exemptions from registration claimed	Terms of conversion or exercise	Dates of relevant Current Reports on Form 8-K filed with the SEC[1]
Forwin International Financial Holding Limited (Hong Kong) (“Forwin”)	5,000,000 shares of our common stock	January 16, 2015	$10.0 million, or $2.0 per share	Regulation S	N/A2	December 18, 2014
Central Able Investments Limited (Hong Kong) (“Central Able”)	2,500,000 shares of our common stock	January 30, 2015	$5.0 million, or $2.0 per share	Regulation S	N/A3	December 18, 2014
CECEP Solar Energy Hong Kong Co., Limited (Hong Kong) (“CECEP”)	5,722,977 shares of our common stock	January 30, 2015	equity interest in certain project companies owned by CECEP	Regulation S	N/A4	January 16, 2015
RE Capital Pte. Ltd. (“RE Capital”)	2,849,741 shares of our common stock	June 2, 2015	interest in certain solar projects owned by RE Capital	Regulation S	N/A5	April 17, 2015
Huang Zheng	338,679 shares of our common stock	June 4, 2015	services provided by a third party	Regulation S	N/A6	N/A
Solar Juice	14,073,354 shares of our common stock	June 11, 2015	80% equity interest in Solar Juice	Regulation S	N/A7	March 31, 2015
Yes Yield	9,260,000 shares of our common stock	July 1, 2015	$25.0 million, or $2.7 per share	Regulation S	N/A8	May 7, 2015

Note:

1.	The above summary of the unregistered sales of equity securities is qualified in its entirety by the full text of the relevant securities purchase agreements as exhibits to the Current Reports on Form 8-K filed with the SEC on the specified dates, which are incorporated by reference herein.
2.	On December 15, 2014, we entered into a share purchase agreement with Forwin, whereby we agreed to issue and sell to Forwin 5,000,000 shares of our common stock at $2.0 per share.
3.	On January 22, 2015, we entered into a share purchase agreement with Central Able, pursuant to which we agreed to issue and sell to Central Able 2,500,000 shares of our common stock at $2.0 per share.
4.	On January 16, 2015, we entered into a share purchase agreement with CECEP to purchase the equity interest in certain project companies from CECEP, part of the consideration for which would be in the form of our common stock.
5.	On April 15, 2015, we entered into a G.K. interest sale and purchase agreement with RE Capital, whereby we agreed to purchase entire G.K. interest of projects owned by RE Capital, part of the consideration for which would be in the form of our common stock.
6.	On January 19, 2015, we entered into an endorsement contract with Kimble Limited, whereby we agreed to issue and sell to Huang Zheng 338,679 shares of our common stock for a consideration of services provided by a third party.
7.	On March 31, 2015, we entered into a share purchase agreement with Solar Juice, whereby we agreed to issue and sell to Solar Juice Sellers 14,073,354 shares of our common stock for a consideration of 80% equity interest in Solar Juice.
8.	On May 17, 2015, we entered into a share purchase agreement with Yes Yield, whereby we agreed to issue and sell to Yes Yield 9,260,000 shares of common stock at $2.7 per share.

The proceeds from the foregoing issuance of unregistered securities were for our general corporate purpose.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

None.

Item 6.	Exhibits

3.1	Amended and Restated Articles of Incorporation(1)

3.2	Amendment of Amended and Restated Articles(2)

3.3	Bylaws(1)

3.4	Specimen(3)

3.5	Certificate of Determination of Rights, Preferences, Privileges and Restrictions of the Series A Preferred Stock of Solar Power(4)

10.1	Exchange and Release Agreement dated December 26, 2013(5)

10.2	Form of Project Management Agreement(5)

10.3	Second Amended and Restated Operating Agreement for KDC Solar Mountain Creek Parent LLC dated February 18, 2014(5)

10.4	First Amended and Restated Exchange and Release Agreement dated April 17, 2014(6)

10.5	Third Amended and Restated Operating Agreement for KDC Solar Mountain Creek Parent LLC dated April 17, 2014(6)

10.6	Equity Cash Flow Letter dated April 17, 2014(6)

10.7	Julu County Ecological Agricultural Greenhouse Distributed 20MW Photovoltaic Power Generation Project General Contract by and between Hebei Yangpu New Energy Technology Co., Ltd. and Xinyu Xinwei New Energy Co., Ltd. dated October 14, 2014(7)

10.8	Julu County Ecological Agricultural Greenhouse Phase Two 30MW Photovoltaic Power Generation Project General Contract by and between Hebei Yangpu New Energy Technology Co., Ltd. and Xinyu Xinwei New Energy Co., Ltd. dated October 14, 2014(7)

10.9	Julu County Ecological Agricultural Greenhouse Phase One 50 MW Photovoltaic Power Generation Project General Contract by and between Hebei Yangpu New Energy Technology Co., Ltd. and Xinyu Xinwei New Energy Co., Ltd. dated October 14, 2014(7)

10.10	Translation of Cooperation Framework Agreement by and between SPI Solar Power Suzhou Co., Ltd. and GD Solar Co., Ltd. dated October 22, 2014(8)

10.11	Translation of Share Purchase Agreement by and between SPI Solar Power Suzhou Co., Ltd. and China Energy Power Group Operation and Maintenance Management Jiangsu Co., Ltd. dated October 22, 2014(8)

10.12	Translation of Share Purchase Agreement by and between SPI Solar Power Suzhou Co., Ltd. and Liaoning Xinda New Energy Investment Co., Ltd. dated October 22, 2014(8)

10.13	Translation of Share Purchase Agreement by and between SPI Solar Power Suzhou Co., Ltd., Beijing Taihedafang Investment Development Co., Ltd. and Xinghe Chaerhu Development Co., Ltd. dated October 22, 2014(8)

10.14	Translation of Share Purchase Framework Agreement by and between SPI Solar Power Suzhou Co., Ltd. and ZhongNeng GuoDian Green Ecological Cooperation and Development Jiangsu Co., Ltd. dated October 22, 2014(9)

10.15	Translation of Share Purchase Agreement by and between SPI Solar Power Suzhou Co., Ltd. and ZhongNeng GuoDian New Energy Development and Investment Jiangsu Co., Ltd. dated October 22, 2014(9)

10.16	Convertible Promissory Note Purchase Agreement by and between Solar Power, Inc. and Brilliant King Group Ltd. dated December 12, 2014(10)

10.17	Convertible Promissory Note Purchase Agreement by and between Solar Power, Inc. and Poseidon Sports Limited dated December 12, 2014(10)

10.18	Convertible Promissory Note Purchase Agreement by and between Solar Power, Inc. and Union Sky Holding Group Limited dated December 15, 2014(10)

10.19	Purchase Agreement by and between Solar Power, Inc. and Forwin International Financial Holding Limited dated December 12, 2014(10)

10.20	Stock Purchase Agreement by and among CECEP Solar Energy Hong Kong Co., Limited, SPI China (HK) Limited and Solar Power, Inc. dated January 15, 2015(11)

10.21	Option Agreement by and between Solar Power, Inc. and Central Able Investments Limited dated January 22, 2015(12)

10.22	English translation of Exclusive Consultancy and Service Agreement by and between Yan Hua Internet Technology (Shanghai) Co., Ltd. and Solar Energy E-Commerce (Shanghai) Limited dated March 26, 2015(13)

10.23	English translation of Proxy Voting Agreement by and among Yan Hua Internet Technology (Shanghai) Co., Ltd., Solar Energy E-Commerce (Shanghai) Limited and shareholders of Solar Energy E-Commerce (Shanghai) Limited dated March 26, 2015(13)

10.24	English translation of Equity Interest Pledge Agreement by and among Yan Hua Internet Technology (Shanghai) Co., Ltd., Solar Energy E-Commerce (Shanghai) Limited and shareholders of Solar Energy E-Commerce (Shanghai) Limited dated March 26, 2015(13)

10.25	English translation of Exclusive Call Option Agreement by and among Yan Hua Internet Technology (Shanghai) Co., Ltd., Solar Energy E-Commerce (Shanghai) Limited and shareholders of Solar Energy E-Commerce (Shanghai) Limited dated March 26, 2015(13)

10.26	Share Purchase Agreement by and among SPI China (HK) Limited, LDK Solar Europe Holding S.A. and LDK Solar USA, Inc. dated March 30, 2015(14)

10.27	Share Purchase Agreement by and among SPI China (HK) Limited., Andrew Burgess, Rami Fedda and Allied Energy Holding Pte Ltd dated March 31, 2015(14)

10.28	Membership Interest Purchase Agreement by and among Solar Power, Inc., William Hedden, as Trustee of the William H. Hedden and Sandra L. Hedden Trust, Stephen C. Kircher, the chief strategy officer of SPI, as Trustee of the Kircher Family Irrevocable Trust dated December 29, 2004, and Steven Kay dated March 31, 2015(15)

10.29	GK Interest Sale and Purchase Agreement by and between SPI Solar Japan G.K. and Re Capital K.K. dated April 15, 2015(16)

10.30	Securities Purchase Agreement by and between ZBB Energy Corporation and Solar Power, Inc. dated April 17, 2015(16)

10.31	Translation of Share Purchase Agreement by and among Solar Power, Inc., Meitai Investment (Suzhou) Co., Ltd., Zhong Junhao, Li Jin, Tong Ling Hong Xin Ling Xiang Investment Partnership, Shanghai Yi Ju Sheng Yuan Investment Center, Shanghai Ninecity Investment Holding (Group) Ltd., Shanghai Yi Ju Sheng Quan Equity Investment Center, Shanghai Panshi Investment Co., Ltd. and Shanghai All-Zip Roofing System Group Co., Ltd. dated April 30, 2015(17)

10.32	Purchase Agreement by and between Solar Power, Inc. and Yes Yield Investments Limited dated May 4, 2015(18)

10.33	Option Agreement by and between Solar Power, Inc. and Yes Yield Investments Limited dated May 4, 2015(18)

10.34	Translation of Share Purchase Agreement by and among Solar Power, Inc., Convertergy II Holdings Limited, Convertergy I Holdings Limited and Convertergy Energy Technology Co., Ltd. dated May 8, 2015(19)

10.35	Convertible Promissory Note Purchase Agreement by and between Solar Power, Inc. and Vision Edge Limited dated June 15, 2015(20)

10.36	Option Agreement by and between Solar Power, Inc. and Vision Edge Limited dated June 15, 2015(20)

10.37	Supply Agreement between ZBB Energy Corporation and Solar Power, Inc. dated July 13, 2015(21)

10.38	Governance Agreement between ZBB Energy Corporation and Solar Power, Inc. dated July 13, 2015(21)

10.39	Translation of Capital Increase and Share Subscription Agreement among Meitai Investment (Suzhou) Co., Ltd., Beijing Dingding Yiwei New Energy Technology Development Co., Ltd. and shareholders of Beijing Dingding Yiwei New Energy Technology Development Co., Ltd. dated September 1, 2015(22)

10.40	Amended and Restated Agreement and Plan of Merger and Reorganization by and among Solar Power, Inc., SPI Energy Co., Ltd. and SPI Merger Sub, Inc. dated September 29, 2015(23)

21.1	List of subsidiaries(13)

31.1	Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Calculation Presentation Document

(1)	Incorporated by reference to Form 8-K filed with the SEC on February 20, 2007.
(2)	Incorporated by reference to Form 8-K filed with the SEC on May 6, 2014.
(3)	Incorporated by reference to the Form SB-2 filed with the SEC on January 17, 2007.
(4)	Incorporated by reference to Form 8-K filed with the SEC on January 6, 2011.
(5)	Incorporated by reference to Form 8-K filed with the SEC on February 21, 2014.
(6)	Incorporated by reference to Form 8-K filed with the SEC on April 23, 2014.
(7)	Incorporated by reference to Form 8-K filed with the SEC on October 17, 2014.
(8)	Incorporated by reference to Form 8-K filed with the SEC on October 23, 2014.
(9)	Incorporated by reference to Form 8-K filed with the SEC on October 24, 2014.
(10)	Incorporated by reference to Form 8-K filed with the SEC on December 18, 2014.
(11)	Incorporated by reference to Form 8-K filed with the SEC on January 16, 2015.
(12)	Incorporated by reference to Form 8-K filed with the SEC on January 23, 2015.
(13)	Incorporated by reference to Form 10-K filed with the SEC on March 31, 2015.
(14)	Incorporated by reference to Form 8-K filed with the SEC on March 31, 2015.
(15)	Incorporated by reference to Form 8-K filed with the SEC on April 6, 2015.
(16)	Incorporated by reference to Form 8-K filed with the SEC on April 17, 2015.
(17)	Incorporated by reference to Form 8-K filed with the SEC on April 30, 2015.
(18)	Incorporated by reference to Form 8-K filed with the SEC on May 7, 2015.
(19)	Incorporated by reference to Form 8-K filed with the SEC on May 11, 2015.
(20)	Incorporated by reference to Form 8-K filed with the SEC on June 15, 2015.
(21)	Incorporated by reference to Form 8-K filed with the SEC on July 14, 2015.
(22)	Incorporated by reference to Form 8-K filed with the SEC on September 4, 2015.
(23)	Incorporated by reference to Form 8-K filed with the SEC on September 29, 2015.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report on Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized.

SOLAR POWER, INC.
Date: November 13, 2015

/s/ Amy Jing Liu
Amy Jing Liu
Chief Financial Officer (Principal Accounting Officer and Principal Financial Officer)