Form 10-K
period 2021-12-31
SPI Energy Co., Ltd.
filed 2022-04-01
CIK 1210618

Table of Contents

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington D.C., 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2021

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File No. 0-30351

SPI Energy Co., Ltd.

(Exact name of registrant as specified in its charter)

Cayman Islands	20-4956638
(State of other jurisdiction of incorporation)	(I.R.S. Employer Identification No.)

4677 Old Ironsides Drive, Suite 190, Santa Clara, CA	95054
(Address of Principal Executive Office)	(Zip Code)

Registrant’s telephone number, including area code: (408) 919-8000

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol(s)	Name of Each Exchange on Which Registered
Ordinary Shares, par value $0.0001 per share	SPI	NASDAQ Global Select Market

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company”, and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one)

Large accelerated filer	☐	Accelerated filer	☒
Non-accelerated filer	☐	Smaller reporting company	☒
Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act by the registered public accounting firm that prepared or issued its audit report. ☒

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes ☐ No ☒

As of June 30, 2021, the aggregate market value of the voting and non-voting common equity held by non-affiliates, computed by reference to the price at which the common equity was last sold, was $85,932,214.71.

At March 30, 2022, the registrant had 26,376,783 outstanding shares of common stock, par value $0.0001 per share.

DOCUMENTS INCORPORATED BY REFERENCE

None

i

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This annual report on Form 10-K for the fiscal year ended December 31, 2021, and information we provide in our press releases, telephonic reports and other investor communications, including those on our website, contains forward-looking statements within the meaning of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and the Securities Act of 1933, as amended (the “Securities Act”), which are subject to risks, uncertainties, and assumptions that are difficult to predict. All statements in this annual report on Form 10-K, other than statements of historical fact, are forward-looking statements. These forward-looking statements are made pursuant to safe harbor provisions of the Private Securities Litigation Reform Act of 1995.

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

We have identified factors that could cause actual plans or results to differ materially from those included in any forward looking statements. These factors include, but are not limited to, the following:

·	an inability to realize expected benefits of the restructuring within the anticipated time frame, or at all;

·	changes in tax law, tax treaties or tax regulations or the interpretation or enforcement thereof, including

·	taxing authorities not agreeing with our assessment of the effects of such laws, treaties and regulations;

·	an inability to execute any of our business strategies; and

·	such other risk factors as may be discussed in our reports filed with the SEC.

These forward-looking statements involve known and unknown risks, uncertainties, and other factors that may cause our actual results, levels of activity, performance, or achievements to differ materially from those expressed or implied by these statements. These factors include the matters discussed in the section entitled “Item 1A. Risk Factors” and elsewhere in this annual report on Form 10-K. You should carefully consider the risks and uncertainties described under this section.

ii

CONVENTIONS THAT APPLY TO THIS ANNUAL REPORT

Unless otherwise indicated and except where the context otherwise requires, references in this annual report on Form 10-K to:

·	“we,” “us,” “our Company,” “our” or “SPI Energy” refer to SPI Energy Co., Ltd., a Cayman Islands holding company and its subsidiaries or any of them, or where the context so requires, in respect of the period before our Company became the holding company of its present subsidiaries, such subsidiaries as if they were subsidiaries of our Company at the relevant time;
·	“2019,” “2020,” and “2021” refers to our fiscal years ended December 31, 2019, 2020 and 2021, respectively;
·	“ADSs” refers to the American depositary shares, each representing ten ordinary shares, which were listed on the NASDAQ Global Select Market under the symbol of “SPI” between January 19, 2016 and September 18, 2017;
·	“AUD” or “Australian Dollar” refers to the legal currency of Australia;
·	“BT model” refers to our build-and-transfer model;
·	“China” and “PRC” refer to the People’s Republic of China, excluding, for purposes of this annual report, Hong Kong and Macau special administrative regions and Taiwan;
·	“EPC” refers to engineering, procurement and construction services;
·	“EUR” or “Euro” refers to the legal currency of the countries comprising the euro area;
·	“EV” refers to electric vehicle;
·	“British Pound” or “GBP” refers to the legal currency of the United Kingdom;
·	“Japanese Yen” or “JPY” refers to the legal currency of Japan;
·	“FIT” refers to feed-in tariff(s);
·	“IPP model” refers to our independent power producer model;
·	“LDK” refers to LDK Solar Co., Ltd.;
·	“O&M” refers to operating and maintenance;
·	“PPA” refers to power purchase agreement(s);
·	“PV” refers to photovoltaic;
·	“Redomicile Merger” refers to the redomicile of Solar Power, Inc. to the Cayman Islands through a merger with and into a wholly-owned subsidiary of SPI Energy Co., Ltd., which was completed on January 4, 2016;
·	“RMB” or “Renminbi” refers to the legal currency of China;
·	“Shares” or “ordinary shares” refers to our ordinary shares, par value $0.0001 per share;
·	“SPI” refers to Solar Power, Inc., a company incorporated under the law of California;
·	“U.K.” refers to the United Kingdom;
·	“U.S.” refers to the United States of America;
·	“U.S. dollar” or “$” refers to the legal currency of the United States of America; and
·	“watt” or “W” refers to the measurement of total electrical power, where “kilowatt” or “KW” means one thousand watts, “megawatts” or “MW” means one million watts and “gigawatt” or “GW” means one billion watts.

Names of certain companies in this annual report are translated or transliterated from their original Chinese legal names.

Discrepancies in any table between the amounts identified as total amounts and the sum of the amounts listed therein are due to rounding.

The conversion of amounts of Australian Dollars, Euros and Renminbi, respectively, into U.S. dollars in this annual report, made solely for the convenience of readers, is based on the noon buying rates in the city of New York for cable transfers of Australian Dollars, Euros, British Pounds, Japanese Yen and Renminbi, respectively, as set forth in the H.10 statistical release of the U.S. Federal Reserve Board as of December 31, 2021, which was AUD0.726 to $1.00, EUR1.1318 to $1.00, GBP1.35 TO $1.00, JPY115.17 to $1.00 and RMB6.3726 to $1.00, respectively, unless indicated otherwise. No representation is intended to imply that the Australian Dollar, Euro or Renminbi could have been, or could be, converted, realized or settled into U.S. dollars at the foregoing rates or any other rate.

iii

SUMMARY OF RISK FACTORS

Our business is subject to risks of which you should be aware before making an investment decision. The risks described below are a summary of the principal risks associated with an investment in us and are not the only risks we face. You should carefully consider these risk factors, the risk factors described in Item 1A, and the other reports and documents that we have filed with the Securities and Exchange Commission (“SEC”).

Risks Related to Our Company

·	We have incurred net losses, experienced net cash outflows from operating activities and recorded working capital deficits. If we do not effectively manage our cash and other liquid financial assets and execute our liquidity plan, we may not be able to satisfy repayment requirements on our borrowings.
·	We are in default on a number of our obligations, which could result in our being forced to cease operations if we are unable to reach satisfactory settlement with applicable counterparties.
·	Our substantial indebtedness could adversely affect our business, financial condition and results of operations.
·	Our management has identified material weaknesses in our internal control over financial reporting and we may not be able to remediate these weaknesses. Additionally, our management may identify material weaknesses in the future that could adversely affect investor confidence, impair the value of our securities and increase our cost of raising capital
·	We rely substantially on our senior management team and our ability to attract, train and retain qualified personnel for our current and future success.
·	We conduct our business in diverse locations around the world and are subject to economic, regulatory, social and political risks internationally and in the regions where we operate.

Risks Related to Our Solar Projects Business

·	The reduction, modification, delay or discontinuation of government subsidies and other economic incentives for the solar industry may reduce the profitability or viability of our solar projects and materially adversely affect our business.
·	The significant period of time between our upfront investments in solar projects and their commencement of revenue generation could materially and adversely affect our liquidity, business and results of operations.
·	The market for solar project development is highly competitive.
·	We may not be able to obtain long-term contracts for the sale of electricity generated by our solar projects under our IPP model at prices and on other terms favorable to attract financing and other investments.
·	Our solar projects have short operating histories and may not perform up to our expectations.
·	Our results of operations may be subject to fluctuations.
·	Warranties provided by our suppliers and contractors may be limited or insufficient to compensate for our losses, or may not cover the nature of our losses incurred.
·	Solar energy generation depends heavily on suitable meteorological conditions. If weather conditions are unfavorable, our power generation output, and therefore the revenue from our solar projects, may be substantially below our expectations.
·	The operation of solar projects involves significant inherent risks and hazards that could have a material adverse effect on our business, financial condition, results of operations and cash flows.
·	We may encounter unexpected difficulties when developing solar power projects.
·	Successful completion of a particular solar project may be adversely affected by numerous factors.
·	We rely on third-party suppliers and contractors when developing our solar power projects.
·	Our construction activities may be subject to cost overruns or delays.
·	We may not be able to acquire additional solar projects to grow our project portfolio or effectively integrate or realize the anticipated benefits of our acquisitions.
·	We may fail to comply with laws and regulations in the markets we operate.
·	Environmental, health and safety laws and regulations subject us to extensive and increasingly stringent operational requirements, as well as potentially substantial liabilities arising out of environmental contamination.
·	Technological advances in the solar industry could render our PV solutions uncompetitive or obsolete.
·	If demand for solar projects develops more slowly than we anticipate, develops in ways inconsistent with our strategy, or fails to develop at all, our business, financial condition, results of operations and prospects could be materially and adversely affected.
·	Our growth prospects and future profitability and our ability to continue to acquire solar projects depends on the availability of sufficient financing on terms acceptable to us.

Risks Related to Our PV Components Business

·	We may have to secure payments for certain consumer solar or battery sales but there is no assurance that such payments will be timely collected. We have also enhanced our collection efforts and undertaken various measures to collect outstanding payments from customers and may suffer damages as a result of legal actions and other payments due to us.
·	Our sales may be subject to risks associated with construction, delays and other contingencies, which could have a material adverse effect on our reputation, business and the results of operations.
·	We rely on suppliers when selling our solar and battery products and may see delays and/or cancellations.
·	Warranties provided by our third party installers and contractors may be limited or insufficient to compensate for our losses, or may not cover the nature of our losses incurred.
·	We may be subject to product or strict liability claims if the provision of our services or the solar projects we sell result in injury or damage, and we have limited insurance coverage to protect against such claims, as well as losses that may result from business interruptions or natural disasters.

iv

Risks Related to Our Residential Roofing and Solar Installation Business

·	The solar energy industry is an emerging market which is constantly evolving and may not develop to the size or at the rate we expect.
·	We face competition from traditional energy companies as well as solar and other renewable energy companies.
·	A material drop in the retail price of utility-generated electricity or electricity from other sources would harm our business, financial condition, and results of operations.
·	We rely on net metering and related policies to offer competitive pricing to customers in all of our current markets, and changes to such policies may significantly reduce demand for electricity from our solar service offerings.
·	Electric utility statutes and regulations and changes to such statutes or regulations may present technical, regulatory and economic barriers to the purchase and use of our solar service offerings that may significantly reduce demand for such offerings.
·	Regulations and policies related to rate design could deter potential customers from purchasing our solar service offerings, reduce the value of the electricity our systems produce, and reduce any savings that our customers could realize from our solar service offerings.
·	Interconnection limits or circuit-level caps imposed by regulators may significantly reduce our ability to sell electricity from our solar service offerings in certain markets or slow interconnections, harming our growth rate and customer satisfaction scores.
·	We and our solar partners depend on a limited number of suppliers of solar panels, batteries, and other system components to adequately meet anticipated demand for our solar service offerings. Any shortage, delay or component price change from these suppliers, or the acquisition of any of these suppliers by a competitor, could result in sales and installation delays, cancellations, and loss of market share.
·	We undertake credit risk of default in payment from customer’s projects.
·	Our projects may be subject to risks associated with construction, delays and other contingencies, which could have a material adverse effect on our reputation, business and the results of operations.
·	Our roofing and solar installers are subject to risks of injury.

Risks Related to Our Operation in Phoenix

·	Phoenix has never been profitable.
·	Electric vehicles is a new industry, so Phoenix’s success cannot be assured.
·	Phoenix’s current backlog consists entirely of orders for vehicles with a new drive system and a new chassis, entailing risks of fulfillment delays.
·	Some of Phoenix’s customers require its vehicles to pass Federal Transit Administration “Altoona” testing, and the failure of Phoenix’s vehicles to do so would adversely affect sales and revenue.
·	All of Phoenix’s current range of products are built on Ford’s E-450 chassis. A decision by Ford to offer an electric version of this chassis, directly, would impact the viability of Phoenix’s current products.
·	Phoenix has a limited number of customers, with which Phoenix does not have long-term agreements, and expects that a significant portion of our future sales will be from a limited number of customers. The loss of any of these customers could materially harm Phoenix’s business.

·	Phoenix may face competition from global automotive manufacturers.
·	Phoenix currently has no long-term supply contracts that guarantee pricing, which exposes Phoenix to fluctuations in component, materials, and equipment costs. Substantial increases in these prices would increase operating costs, adversely affecting Phoenix’s business, prospects, financial condition and operating results.
·	Disruption of supply or shortage of raw materials could harm Phoenix’s business.
·	Phoenix’s business requires highly technically skilled personnel, for whom Phoenix must compete for employment.
·	Phoenix EVs use lithium-ion batteries, which, if not appropriately managed and controlled, have caught fire or released smoke and flames. Such events could result in liability under Phoenix’s warranties, for damage or injury, adverse publicity and a potential safety recall, any of which would hurt Phoenix’s prospects.

Risks Related to Our Ordinary Shares

·	Our ordinary shares may be delisted under the Holding Foreign Companies Accountable Act if the PCAOB is unable to inspect our auditors. The delisting of our ordinary shares, or the threat of their being delisted, may materially and adversely affect the value of your investment. Furthermore, on June 22, 2021, the U.S. Senate passed the Accelerating Holding Foreign Companies Accountable Act, which, if enacted, would amend the HFCA Act and require the SEC to prohibit an issuer’s securities from trading on any U.S. stock exchanges if its auditor is not subject to PCAOB inspections for two consecutive years instead of threes.
·	It may be difficult to effect service of process on, or to enforce any judgments obtained against us, our directors, or our senior management members.
·	The price of our securities has been and may continue to be highly volatile.
·	If we fail to meet the applicable listing requirements, NASDAQ may delist our ordinary shares from trading on its exchange in which case the liquidity and market price of our securities could decline and our ability to raise additional capital would be adversely affected.
·	You may not receive dividends or other distributions on our ordinary shares and you may not receive any value for them, if it is illegal or impractical to make them available to you.
·	We are treated as a U.S. corporation for U.S. federal tax purposes.

Risks Related to Our International Operations

·	We are subject to risks associated with foreign currency exchange rates, fluctuations of which may negatively affect our revenue, cost of goods sold and gross margins and could result in exchange losses.
·	The ongoing debt crisis in the Eurozone and market perceptions concerning the instability of the Euro and the European economy could adversely affect our business, results of operations and financing.

General Risk Factors

·	We may be exposed to infringement or misappropriation claims by third parties which, if determined adversely to us, could cause us to pay significant damage awards.
·	The preparation of our consolidated financial statements in accordance with U.S. generally accepted accounting principles requires us to make estimates, judgments and assumptions that may ultimately prove to be incorrect.
·	Our business and financial results may be materially adversely affected by the current COVID-19 pandemic outbreak.
·	Our business could be negatively impacted by cyber security threats, attacks and other disruptions.
·	Security breaches of confidential customer information or confidential employee information may adversely affect our business.
·	The costs of our operations may exceed our estimates due to factors outside of our control, such as labor shortages or external price increases, and we may be unable to pass those costs to our customers, which would negatively impact our financial results

v

PART I

ITEM 1 Business

Business Overview

We are a global renewable energy company and provider of solar storage and EV solutions that was founded in 2006 in Roseville, California and is headquartered in Santa Clara, California.

The Company has three core divisions: SolarJuice residential solar, the commercial & utility solar division comprised of SPI Solar and Orange Power, and the EdisonFuture/Phoenix Motorcars EV division. SolarJuice is the leader in renewable energy system solutions for residential and small commercial markets and has extensive operations in the Asia Pacific and North American markets. The commercial & utility solar division provides a full spectrum of EPC services to third party project developers, and develops, owns and operates solar projects that sell electricity to the grid in multiple regions, including the U.S., U.K., Japan and Europe. Phoenix Motorcars is a leader in medium-duty commercial electric vehicles, and is developing EV charger solutions, electric pickup trucks, electric forklifts, and other EV products.

SPI maintains global operations in North America, Australia, Asia and Europe and is also targeting strategic investment opportunities in fast growing green industries such as battery storage, charging stations, and other investment which leverage the Company’s expertise and substantial solar cash flow.

Corporate History and Organizational Structure

History and Development of the Company

Our legal and commercial name is SPI Energy Co., Ltd. Our principal executive office is located at 4677 Old Ironsides Drive, Suite 190 Santa Clara, CA 95054. Our telephone number at this address is +1 408-919-8000. Our registered office is situated at 4th Floor, Harbour Place, 103 South Church Street, PO Box 10240, George Town, Grand Cayman, KY1-1002, Cayman Islands.

The Company was incorporated by SPI as a company limited by shares in the Cayman Islands on May 4, 2015. On January 4, 2016, we completed the redomiciliation of SPI to the Cayman Islands, whereby SPI merged with and into a wholly-owned subsidiary of the Company and the holders of SPI common stock received ADS representing ordinary shares of the Company. As a result, the former shareholders of SPI became the beneficial owners of the capital stock of the Company, and the Company, together with our subsidiaries, now own and continue to conduct SPI’s business in substantially the same manner as was conducted by SPI and its subsidiaries. The Company is also managed by substantially the same board of directors and executive officers that managed SPI previously.

Between January 19, 2016 and September 18, 2017, our ADSs were listed on the NASDAQ Global Select Market under the symbol of “SPI”. The Bank of New York Mellon, the depositary bank for the ADS facility, terminated our ADS facility on September 18, 2017. Following such termination, we listed our ordinary shares, par value US$0.0001 per share, for trading on the NASDAQ Global Select Market in substitution for our ADSs. On September 19, 2017, our ordinary shares began trading on the NASDAQ Global Select Market under the symbol of “SPI”.

In September 2017, we entered into a framework share purchase agreement to acquire 100% equity interests of three Greek companies, namely THERMI SUN S.A, HELIOHRISI S.A., and HELIOSTIXIO S.A., from THERMI TANEO Venture Capital Fund (“TTVCF”), for a total consideration of EUR 16.8 million, subject to certain adjustments. These three companies own a total of four PV plants with 7.4MWp PV installations in northern Greece. The closing of the transaction took place in three separate stages (one for each company under acquisition). The acquisition of HELIOSTIXIO S.A. was closed in December 2017. The Company completed the second-stage acquisition of 100% of the equity interest of HELIOHRISI S.A., which owns 1.988 MW of photovoltaic projects in Greece on March 20 2019. The last of three acquisitions of 100% of the equity interest of THERMI SUN S.A., which owns 4.4 Megawatts (“MW”) of photovoltaic (“PV”) projects in Greece, was closed November 1, 2019. With 7.4MWp PV installations added to SPI Energy’s existing PV portfolio in Greece, the Company becomes one of the significant PV owners in Greece.

By the year end of December 31, 2018, our wholly owned subsidiary, SPI Solar Inc., sold eight solar projects in the U.S. (9.653 MW) to third parties.

On January 17, 2019, we entered into share purchase agreements with certain existing shareholders (including certain key management personnel of the Company) and other investors (collectively, the “Purchasers”), pursuant to which the Purchasers agreed to purchase an aggregate of 6,600,000 ordinary shares of the Company at a price of US$1.16 per Share, for a total consideration of approximately $7.7 million. The transaction was closed on April 12, 2019. Those shares were being offered and sold to private investors, on a private placement basis in reliance on Regulation S. Those shares have not been and will not be registered under the Securities Act of 1933, as amended, and may not be offered or sold in the United States absent registration or an applicable exemption from registration. Net proceeds from the sale of those shares are intended to be used for expansion of our global PV project activities and general corporate purposes.

On July 23, 2019, the Company entered into a framework agreement to acquire up to eight solar PV projects, totaling 21MW in the State of Oregon (the “Oregon Portfolio”). On August 26, 2019, the Company completed the closing of Manchester and Waterford solar projects with a total of approximately 5.4MW. On September 10, 2019, the Company completed the closing on the Belvedere project with approximately 3.56MW of clean energy for the local community. On September 24, 2019, the Company completed the closing of the Dover and Clayfield solar projects with a total of approximately 5.45MW. On April 22, 2020, the Company completed the acquisition of the Cork project with a total of approximately 1.5MW. The Company has now closed 6 of the 8 projects within the Oregon Portfolio. The Company does not intend to purchase the remaining 2 projects, Carlow Solar LLC and Cavan Solar LLC and the right entitled SPI to purchase these remaining 2 projects has expired already.

On September 26, 2019, the Company completed the closing of the sale of Sun Roof II and Sun Roof V to Theia Investments (Italy) S.r.l. (“Theia”), a company established by an infrastructure fund managed by Stafford Capital Partners (“Stafford”), a leading private markets investment and advisory group. Sun Roof II, comprised of three rooftop solar projects totaling 1.83 MW located in Sassari, Italy, and Sun Roof V, a 1 MW rooftop solar project located in Cisterna di Latina, Italy, have been in operation since 2012. Theia paid approximately EUR4.3 million to complete the transaction. On March 9, 2020, the Company completed the closing of the sale of its Sun Roof I assets, a 479 kWp rooftop solar project located in Aprilia, Italy, that has been in operation since 2012. Proceeds from the sale were approximately EUR 1.1 million before transaction fees, providing additional capital for the development of solar assets in the US and Greece. After the sale of Sun Roof II, Sun Roof V and Sun Roof I, the Company currently owns only 1 PV asset with a capacity of 0.993 MW in Italy.

On April 12, 2021, the Company, through its wholly-owned subsidiary SPI Solar, Inc., executed a definitive agreement to acquire the MA Lovers Lane 6.5 megawatt (MW) solar photovoltaic (PV) and 5.45 megawatt hour (MWh) energy storage project in Massachusetts from a third-party developer. The project will sell power through Massachusetts' SMART program and will provide community solar subscriptions to national grid customers. The project is expected to come online in 2022.

In December 2021, SPI Solar Inc, a wholly owned subsidiary of the Company, acquired the existing lease for the original 140,000 square feet Sunergy PV solar plant in Sacramento, California. Sunergy filed Chapter 11 bankruptcy in January 2021. Now with this facility, we can further support our growth and the expanding green economy with a California-based solar module manufacturing facility that enables us to deliver Made-in-USA products. The company started serving the U.S. market in Q1 2022, while agreements have been signed to upgrade the facility with new technology and equipment, ramping to full solar module production capacity of 1.1 gigawatt (GW) in the second half of 2022.

On January 24, 2022, the Company announced the opening of its first RideZoomers electric scooter retail store and service center in Fremont, California. RideZoomers Inc. is a wholly owned subsidiary of the Company. In addition to offering RideZoomer electric scooters, the Fremont store will include a Solar4America showroom displaying the latest available branded on- and off-grid solar, battery, EV charger, and home energy solutions. Established in Seattle in 2019 as a scooter-sharing startup, RideZoomers pivoted to a direct-to-consumer and hardware business model in 2020 in the wake of the COVID-19 outbreak. SPI Energy acquired the assets of RideZoomers in July 2021. The Fremont City store is located at 6066 Stevenson Boulevard., Fremont, California, 94538.

On February 7, 2022, SPI Solar Inc. rents approximately 473 acres across three parcels for the development of a utility scale solar project in Maryland. The 117MW project is expected to produce 187,941MW hours (“MWh”) of electricity in its first full year of operation, the equivalent electricity needed to offset CO2 emissions of 16,000 homes annually.

On March 14, 2022, SPI Solar Inc. rented approximately 465 acres across two parcels for the development of a utility-scale solar project in Illinois. The 78.4M project is expected to produce 124,986MW hours (“MWh”) of electricity in its first full year of operation, the equivalent electricity needed to annually offset CO2 emissions of more than 11,000 homes.

Deconsolidation of Sinsin

On January 1, 2017, we deconsolidated Sinsin due to loss of control.

Disposition of China Assets

On August 30, 2018, the Company entered into a share purchase agreement (the “SPA”) with Lighting Charm Limited (the “Buyer”), an affiliate of Ms. Shan Zhou, the spouse of Xiaofeng Peng, the Company’s Chairman of the Board of Directors and Chief Executive Officer. The SPA was approved by an independent committee of the Company’s Board of Directors, and the transactions contemplated by the SPA closed on December 10, 2018. Pursuant to the terms of the SPA, the Company sold to the Buyer 100% of the shares of SPI China (HK) Limited (“SPI China”), which held all of the Company’s assets and liabilities related to its business in China (the “Acquired China Business”). These assets include the EPC business, PV projects, Internet finance lease related business, and E- commerce in China.

In connection with the transaction, a pre-closing restructuring was accomplished. The pre-closing restructuring resulted in: (1) Solar Juice Co., Ltd., a 100% wholly owned subsidiary of the Company, acquiring 80% of the equity interests in Solar Juice Pty Limited, a holding company which holds all the assets of the Company in Australia; (2) the Company acquiring all of the equity interests in Solar Power Inc. UK Service Limited, a holding company which holds all the assets of the Company in UK; (3) SPI Orange Power (Cyprus) Limited, a 100% wholly owned subsidiary of the Company, acquiring all of the equity interests in SPI Renewable Energy (Luxembourg) Private Limited Company S.a.r.l., a holding company which held assets in Italy ; (4) SPI Orange Power (Cyprus) Limited acquiring all the equity interests in Italsolar S.r.l, a company which holds a portion of the assets of the Company in Italy; (5) the Company acquiring all of the equity interests of Sinsin, a holding company which held all the assets of the Company in Greece (de-consolidated); and (6) SPI Group Holding Co., Ltd., a 100% wholly owned subsidiary of the Company, acquiring 97% of the equity interests in SPI Solar Japan G.K.

On December 10, 2018, the Company and the Buyer executed the bought and sold notes and instrument of transfer relating to the shares in SPI China. On April 30, 2019, the transfer was completed, and the Buyer became the owner of the shares in SPI China.

Our Investment in Phoenix

On November 12, 2020, the Company completed the acquisition of Phoenix Cars LLC and Phoenix Motorcars Leasing LLC (together, “Phoenix”), an electric drivetrain manufacturer for medium-duty commercial vehicles and final stage manufacturer that integrates its drivetrains into these vehicles.

Our Investment in Residential Roofing and Solar Installations Business

Following the January 6, 2021 purchase of all work-in-progress consumer contracts of Petersen-Dean Inc. (“PDI”), for $875,000, on February 25, 2021 Solarjuice American Inc., a wholly owned subsidiary of the Company (“SJ US”), closed the acquisition of substantially all operating assets of PDI, including certain construction contracts with work-in-progress billings, fixed assets, intellectual property and other assets, for total cash consideration of $6,850,000 plus the assumption of $11,000,000 of the outstanding balance under an account receivables financing arrangement of a previous lender of PDI, net off by accounts receivables pledged for the liability with net balance of PDI of $11,764,085. SJ US does not assume any other PDI obligations, except to cure existing leases or warranties.

Founded in 1984, Petersen-Dean, Inc. specializes in residential roofing and solar system installations, frequently in cooperation with some of the nation’s largest builders and developers. With more than a million installations, the Pleasanton, CA-based company employs hundreds of installers and operates in five states: California, Florida, Nevada, Colorado, and Texas.

Since early 2020, PDI started to face the unprecedented disruption caused by the COVID-19 pandemic, which placed inexorable pressure on the business. As a result of the various shelter-in-place orders issued by local governments in response to the pandemic, PDI and its workforce were unable to operate at full capacity, as jobs were closed down or work has been halted at sites throughout the United States. This disruption caused a significant slowdown in collections, reductions in revenue, and cash-collection delays. As a result, PDI and 15 of its affiliates filed petitions for relief under chapter 11 of the United States Bankruptcy Code on June 11, 2020.

Our Recent Equity Financings

In October 2020, the Company offered and sold 2,964,000 ordinary shares in a registered direct offering to institutional investors at a purchase price of $5.40 per share for proceeds of approximately $14.6 million, after deducting the placement agent’s fees and other expenses.

In November 2020, the Company sold a Convertible Promissory Note to an investor for total consideration of approximately $2.11 million, convertible into ordinary shares of the Company at a conversion price of $26.00 per share. The Convertible Promissory Note was offered and sold solely to the investor in a private placement in reliance on Regulation D promulgated under the U.S. Securities Act of 1933, as amended.

In December 2020, the Company offered and sold 3,495,000 ordinary shares and warrants to purchase an aggregate of 3,495,000 ordinary shares in a registered direct offering to institutional investors at a purchase price of $10.02 per share and accompany warrant for $32.3 million, after deducting the placement agent’s fees and other expenses. The warrants are exercisable for a period of five years from December 7, 2020 at an exercise price of $10.50 per share.

In February 2021, June 2021, September 2021 and November 2021, the Company sold Convertible Promissory Notes to an investor for consideration of approximately $4.21 million for each Convertible Promissory Note, and $16.84 million in total, convertible into ordinary shares of the Company at a conversion price of $20.00 per share. The Convertible Promissory Notes were offered and sold solely to the investor in a private placement in reliance on Regulation D promulgated under the U.S. Securities Act of 1933, as amended.

In February 2021, the Company offered and sold 1,365,375 ordinary shares in a registered direct offering to certain institutional investors at a purchase price of $10.79 per ordinary share for $13.6 million, net of direct offering cost of $1.1 million.

Capital Expenditures and Divestitures

For our global project development business, since January 1, 2018 through April 29, 2021, we had completed a series of acquisitions of solar projects that were in operation, consisting of (i) 1.988 MW and 4.4MW of projects in Greece, acquired in March 2019 and November 2019 respectively, for a total consideration of EUR 11.1 million ($12.5 million), (ii) a total of 15.77 MW DC of projects in the state of Oregon, US, acquired in August, September 2019 and April 2020 respectively for a total consideration of $1.3 million, and (iii) 6.5 megawatt (MW) solar photovoltaic (PV) and 5.45 megawatt hour (MWh) energy storage project in Massachusetts in April 2021, for a total consideration of US$ 2.1 million plus interconnection cost.

Since January 1, 2018 through April 29, 2021 we completed the following divestitures: From January 2019 to December 31, 2019, we sold 1 solar project in Japan (1.99MW) to a third party at the consideration of $9.56 million, which has been recognized as revenue accordingly. On September 26, 2019, we sold Sun Roof II comprised of three rooftop solar projects totaling 1.83 MW, and Sun Roof V with1 MW rooftop solar project in Italy at the consideration of EUR4.3 million. On March 16, 2020, we sold Sun Roof I, a 479 kWp rooftop solar project located in Italy at the consideration of EUR1.1 million before transaction fees. After the sale of Sun Roof II, Sun Roof V and Sun Roof I, the Company currently owns only 1 PV asset with a capacity of 0.993 MW in Italy. On July 27, 2020, we closed of the sale of the 5.5MW Mountain Creek solar project to Marina Energy at the consideration of US$16.1 million. We divested all our operations in China in December 2018 for nominal consideration due to the significant liabilities in the business.

As of the date of this report, we are constructing an aggregate of 19.95 MW of projects in the U.S. under our BT model. We anticipate that the U.S. project will be connected to the grid in 2022. We are financing this development with a combination of internal funds, project finance and tax equity.

We had 215.64 MW PV project and 5.45 megawatt hour (MWh) energy storage project in Greece and U.S.in announced pipeline as of March 30, 2022. See “Item 1 Business —Our Global Project Development Business— Our Solar Project Portfolio.” We expect to complete the acquisition of, or commence permitting processes for, our projects in announced pipeline as soon as practicable. We believe these new additions, combined with our existing project portfolio, demonstrate our broad geographic reach and established presence across key solar markets and mitigate country-specific risks.

Additional Information

The SEC maintains a website that contains reports, proxy and information statements and other information regarding issuers, such as we, who file electronically with the SEC. The address of that website is http://www.sec.gov. Our Internet address is www.spigroups.com.

Organizational Structure

The following table sets out our principal subsidiaries as of December 31, 2021:

Subsidiaries	Place of Incorporation	Percentage of ownership
Solar Juice Co., Ltd.	Cayman	100%
SolarJuice America Inc.	U.S.	100%
SPI Solar, Inc.	U.S.	100%
Italsolar S.r.l.	Italy	100%
Heliostixio S.A.	Greece	100%
Helioxrisi S.A.	Greece	100%
THERMI SUN S.A.	Greece	100%
Knight Holding Corporation	U.S.	100%
Solar Juice Pty Limited	Australia	80%
SPI Solar Japan G.K.	Japan	97%
Solar Power Inc. UK Services Limited	U.K.	100%
Edisonfuture Inc.	U.S.	100%
Phoenix Cars LLC	U.S.	100%
Phoenix Motorcars Leasing LLC	U.S.	100%

Our Business

The following table sets forth a breakdown of our net sales by geographic location of customers for the periods indicated:

	For the years ended December 31,
	2019		2020		2021
	($ in thousands except percentage)
United Kingdom	979	1.0%	1,023	0.7%	1,211	0.7%
Australia	80,518	82.3%	113,504	81.9%	124,248	76.7%
United States	4,320	4.4%	16,862	12.2%	33,093	20.4%
Greece	1,138	1.2%	2,795	2.0%	2,686	1.7%
Japan	9,563	9.8%	3,788	2.7%	65	0.1%
Italy	1,365	1.4%	656	0.5%	690	0.4%
	97,883	100%	138,628	100.0%	161,993	100.0%

Our Australia Distribution Business

Solar Juice Pty Limited or Solar Juice Australia is a wholesale distributor of Solar PV panels, solar inverters, components and complete solar systems, which was established in Australia in September 2009. It is one of the largest importers of solar related products in Australia with over 5000 B2B customers in every state and territory of Australia, New Zealand and Southeast Asia. As of the date of this annual report, Solar Juice Australia has nine warehouses located around Australia.

Solar Juice Australia, as a wholesale supplier, has developed key partners which have supported the growth of its brands throughout Australia, New Zealand and South East Asia (“SEA”) Countries. Solar Juice Australia aligns itself with the most popular brands SMA, Fronius, Sungrow, Solax, Solis, Tesla Powerwall, REC, Longi, Risen and Trina, which have the same values as Solar Juice Australia, namely service and support, quality and value for money. Solar Juice Australia’s products are backed by warranties held in Australia, experience and knowledge which set it apart from the competition, and commitment to serving the customer’ needs.

COVID-19 has caused unprecedented quarantine measures implemented by Australian Government resulting in significant impacts on people’s livelihood and businesses such as lockdown of communities and shutdown of businesses to reduce the spread of the virus. The Australian Government’s restrictions have significant impacts on Australian Solar industry as well. Solar Juice’s overseas supplies and shipments have been unreliable and unstable during 2021. Solar Juice’s revenue was affected initially by local lockdowns in Q3. The management of Solar Juice Australia’s has made detailed business continuity and resilience plan, predicted market changes and adjusted purchase and sales strategies accordingly. The whole team has put in extra time and effort to help the company went through the toughest period without impacts in revenue and profit. In fact Solar Juice has achieved AUD 165.3 million revenue, AUD 15.3 million gross profit and AUD 4.4 million net profit in 2021, which increased 0.5%, 15% and 224.9% respectively from 2020. Solar Juice Australia’s trade receivable balance increased 29.9%, inventory increased 35.0%, trade payable balance increased 61.2% from the previous year. As a result, the net assets of Solar Juice Australia increased significantly by 29.6% to AUD 19.6 million.

We expect Solar Juice Australia to benefit from these improvements in long term and keep its leadership in premium PV market in Australia. In the meantime, Solar Juice Australia’s traditional strengths such as outstanding customer services, technical support, and warranty service will keep differentiating it from competitors.

Solar Juice Australia currently accounts for 76.7% of our revenues and 15.5% of our total assets.

Our EPC Business

We are a global provider of photovoltaic (“PV”) solutions for business, residential, government and utility customers and investors. The Company develops solar PV projects that are either sold to third party operators or owned and operated by the Company for selling of electricity to the grid in multiple countries in Asia, North America and Europe. The Company has its operating headquarter in Santa Clara, California and maintains global operations in Asia, Europe, and North America. We are expanding our global project development business by ramping up our portfolio of global solar projects, including projects that we plan to hold in the long term and derive electricity generation revenue from our independent power producer model, or IPP model, and projects that we plan to sell in the future when we are presented with attractive opportunities under our build-and-transfer model, or BT model. We grow our project portfolio primarily through acquisitions and act as a secondary developer for the projects which are under construction or in pipeline upon acquisition. Solar projects in our current portfolio include projects at all stages of development, including projects in operation, projects under construction and projects in pipeline. See “Item 1 Business —Our Global Project Development Business—Our Solar Project Portfolio.”

For our EPC service business, the scope of our work encompasses engineering design, procurement of technical components from PV module and panel manufacturers and contracting of construction and installation, which reaches both upstream and downstream along the spectrum of the solar business value chain. Our rigorous design and supply chain management as well as construction quality control enable us to design, build and deliver world-class solar system configurations with components that can work optimally together.

Engineering Design

As a critical first step in the EPC process, engineering design involves the planning of the entire solar project, from feasibility studies of the land and irradiation levels to efficient arrangement of mounting, modules and connection systems. Our technical team takes responsibility over initial solar project engineering with support from third-party contractors. The engineering design process includes the site layout and the electrical design, as well as assessment of a variety of factors in order to choose appropriate technologies and equipment for the project, particularly modules and inverters. Throughout the engineering design phase, we aim to reduce the risks, control the costs and improve the performance of our EPC projects.

Procurement and Construction

In order to focus on our core downstream development and EPC service businesses, we no longer manufacture PV modules or produce other equipment such as controllers, inverters and balance of system components. Rather, we procure them from third-party manufacturers and install them in our PV systems as part of our EPC business.

We procure PV modules and other key equipment for project construction from independent suppliers and contract work to third-party EPC contractors in areas such as logistics, installation, construction and supervision. We believe this allows us to focus our resources on higher value-added tasks. We maintain an updated list of qualified and reliable global suppliers and local third-party contractors in the areas where we operate with a proven track record and with which we have established relationships.

We choose our suppliers and third-party EPC contractors through a competitive bidding process. The relevant departments of our headquarters organize and collect bids, communicate with bidders and coordinate with our regional development teams to meet local technical and legal requirements. This helps ensure that we have a strong, reliable and experienced supplier and construction team working with us on each of our EPC project.

Procurement of PV Modules and Other Equipment

We apply stringent quality assurance protocols to select components with a long useful life that are compatible with a variety of parameters of the project, including local topography and local solar irradiation.

PV modules, the primary equipment of our solar projects, typically contribute to a substantial portion of the overall system costs.

We consider the following factors when we procure project equipment: technical specifications (such as size, type and power output), bid prices, warranty and insurance programs, spectral response, performance in low light, nominal power tolerance levels, degradation rate, technical support and reputation of suppliers. We typically require 10-year warranties for defects in materials or workmanship and 25-year warranty for module capacity under normal testing conditions (2-3% of capacity for the first year with a 0.5- 0.8% linear degradation in capacity every year thereafter).

We are generally required to pay 100% of the purchase price within a period ranging from three months to six months after receipt, inspection and acceptance of the PV modules. We typically pay manufacturers deposits that represent 10% to 50% of the total purchase price.

Construction Contracting

When acting as a general contractor, we generally outsource the construction of our PV power plants to third-party construction companies and closely monitor their execution of our designs. Most of these companies are specialized EPC construction subcontractors. Our construction oversight teams conduct constructability reviews, provide construction support, contract administration and document control services, construction inspection, engineering support, instrumentation installation and monitoring, and on-site construction supervision and monitoring.

We utilize a number of metrics to manage and monitor the performance of our third-party contractors in terms of both quality and delivery time and to ensure compliance with applicable safety and other requirements. For instance, we may delegate qualified representatives to review, supervise, organize and provide comments on the third-party contractor’s design, construction plan, construction guidelines, materials and documentations. We also conduct periodic inspections to examine project implementation and quality against our project planning and quality standards and prepare periodic reports for review and approval by our relevant departments. If we identify any quality or progress issues that are attributable to the work of our third-party contractors, we will follow- up with them and monitor their rectification work.

Those third-party contractors are responsible for the quality of the project and must maintain relevant insurance designating us as the beneficiary. They must ensure the project complies with all local safety, labor and environmental laws and regulations. We examine and keep records of the production-related safety documentation and insurance policies of our third-party contractors. All production-related tools and equipment used by our third-party contractors must be compliant with and certified by applicable regulatory standards. The contractors submit detailed quality assurance procedures and regularly updates us on the progress, quality and safety of the project. Our third-party contractors utilize a variety of measures to protect the project location, including the transmission line, built facilities and infrastructure, from damage during the construction process.

We are generally entitled to damages if our third-party contractors fail to meet the prescribed requirements and deadlines under our contracts. We usually negotiate to pay our third-party contractors the remaining 5% or 10% of the contract price after the expiration of the quality warranty period, which generally ranges from one to two years. If we pay the full contract price upon completion of a project, we require the contractor to provide a performance guarantee in respect of the warranty obligations for such project.

Commissioning and Warranties

We assess and evaluate our solar projects before completion. Upon completion of construction, we conduct commissioning tests prior to grid connection. The tests include a detailed visual inspection of all significant aspects of the plant, an open circuit voltage test and a short circuit current test, and then a direct-current test after connecting to the grid. We focus commissioning tests on the quality of the construction and major equipment. These tests are conducted in order to ensure that the plant is structurally and electrically safe, and is sufficiently robust to operate as designed for the specified project lifetime.

After grid connection, we also conduct commissioning tests on electricity generation performance. As grid connection requires approval from power companies, post-grid connection commissioning tests are also conducted by local quality supervisors or third-parties approved by the power companies. In addition to the warranties provided by the manufacturers of modules and balance- of-system components, EPC contractors also typically provide a limited warranty against defects in workmanship, engineering design, and installation services under normal use and service conditions for a period of one to two years following the energizing of a section of a solar power plant or upon substantial completion of the entire solar power plant. In resolving claims under the workmanship, design and installation warranties, the new owner has the option of remedying the defect to the warranted level through repair, refurbishment, or replacement.

Our Global Project Development Business

We develop and sell or own and operate solar projects which sell electricity to the grid in multiple countries, including the U.S., the U.K., Greece, Japan and Italy. We are expanding our global project development business by ramping up our portfolio of global solar projects, including projects that we plan to hold in the long term for electricity generation revenue under our IPP model, as well as projects which we plan to sell in the future when we are presented with attractive opportunities under our BT model. We grow our project portfolio primarily through acquisitions and our project acquisition strategy is based on rigorous market research and due diligence on the target project’s capacity, local energy demands, applicable tariff regime, supporting infrastructure, local government support and topography for construction in the case of projects under construction and projects in pipeline. We also consider available financing options, internal rate of return, key technical components, terms of the grid connection agreements and power purchase agreements, or PPAs, as well as guarantees on performance for projects in all development stages. We act as secondary developer for the projects under construction or in pipeline when they are acquired. We either hold these projects in the long term for electricity generation revenue or sell them when presented with attractive opportunities.

We had an aggregate 252.39 MW of PV projects and 5.45 MWh energy storage project in the U.S., the U.K., Greece, Japan and Italy as of March 30, 2022.

Most of our solar projects are subject to the FIT or PPA policies of the countries or regions where they operate. FIT refers to the national and local subsidies to solar power generation supported by the government. PPA refers to power purchase agreement with electricity company. For the FIT terms of our projects, please refer to “—Our Solar Project Portfolio.”

Our Solar Project Portfolio

We expect our solar projects to have operational lives of 25 to 27 years. As of March 30, 2022, our solar project portfolio consisted of:

·	Projects in Operation — “Projects in operation” refers to projects connected to the grid and selling electricity. As of March 30, 2022, we have projects in operation with an attributable capacity of 16.8 MW in the U.K., Greece, Japan and Italy.

·	Projects under Construction — “Projects under construction” refers to projects at the construction stage. We generally complete construction in three to six months after obtaining all the permits required for construction, if local climate and topographical conditions permit. As of March 30, 2022, we have 19.95 MW of projects under construction in the US and we expect a majority (in energy capacity) to be connected to the grid by 2022.

·	Projects in Announced Pipeline — “Projects in announced pipeline” refers to projects that we have entered into definitive agreements to develop with a third party in which we expect to own a majority of the equity interest, and projects we have entered into definitive agreements to acquire. We have 10.24 MW project in the state of Hawaii, U.S. and 6.5 megawatt (MW) solar photovoltaic (PV) and 5.45 megawatt hour (MWh) energy storage project in the state of Massachusetts, U.S., 117MW project in Maryland, US., 78.4MW in Illinois, US, 10 MW solar photovoltaic (PV) in Greece, as of March 30, 2022.

The following summary sets forth our solar projects in operation, solar projects under construction and solar projects in announced pipeline as of March 30, 2022. For more recent development of the solar projects portfolio and potential sale of our solar projects, please see “Item 5. Management’s Discussion and Analysis of Financial Condition and Results of Operations—B. Liquidity and Capital Resources—Capital Resources and Material Known Facts on Liquidity.”

Solar Projects in Operation*

Country	Project name	Gross capacity (MW)	Our equity holding	Attributable capacity (MW)	Ground/ Rooftop	Connection date	FIT terms
Greece	HELIOSTIXIO SA	1.082	100%	1.082	Ground	September 2012	EUR0.215/kWh
Greece	HELIOHRISI SA	1.988	100%	1.988	Ground	June 2012	EUR0.215/KWh
Greece	THERMI SUN SA	4.400	100%	4.400	Ground	June 2012	EUR 0.215/KWh for the 3.4MW and EUR 0.25/KWh for the 0.7MW
Japan	Ibaraki	0.2744	100%	0.2744	Ground	December 2014	JPY36/kWh
Italy	ItalsolarS.r.l.	0.993	100%	0.993	Ground	December 2009	EUR0.325/kWh
U.K.	Cairnhill Solarfield Limited	3.0906	100%	3.0906	Ground	February 2016	1.3 ROCs
U.K.	Emotion energy Solar One Limited	4.971	100%	4.971	Ground	March 2016	1.3 ROCs
Total		16.8		16.8

* In Greece, the PPA agreements fix the FIT during the first 20 years of operation and will drop to EUR 0.09/ KWh after the 20th year for the next 7 subsequent years. The FIT will be charged based on the relevant law in force in Greece. The current law in force is law4254/2014. According the monthly FIT statements by the electricity supply bureau in Greece, the FIT range of the PV plants was EUR0.19~0.20/kWh in 2014.

Solar Projects Under Construction*

Country	Our equity holding	Number of solar projects	Attributable capacity (MW)	Ground/Rooftop	Scheduled Connection date	FIT terms
US	100%	1	0.71	Ground	2022	<500kW: $0.238/kWh
US	100%	1	1.8	Ground	2023	>500kW: $0.236/kWh
US	100%	4	11.77	Ground	2023	N/P
US	100%	2	5.67	Ground	2023	N/P
Total		8	19.95

*	Intended by us to be BT projects in 2022 and 2023 and may be held as our IPP projects upon completion of construction if we determine that the return of owning the projects and selling electricity is more attractive.

As of December 31, 2021, we had capital commitments for solar projects of approximately $2.0 million. As total capital expenditures may be affected by various factors including, among others, increases in cost of key equipment and materials, failure to obtain sufficient financing, unexpected engineering or environmental issues as well as changes in regulatory requirements, actual total capital expenditures may deviate significantly from such estimates. We expect to finance construction of these projects using cash from our operations and private placements, bank borrowings, financial leases as well as other third-party financing options.

Solar Projects in Announced Pipeline*

As of March 30, 2022, we were in the process of obtaining relevant regulatory approvals for the following self-developed and acquired solar projects:

·	a 10.24 MW project in the state of Hawaii, U.S. and 6.5 megawatt (MW) solar photovoltaic (PV) and 5.45 megawatt hour (MWh) energy storage project in the state of Massachusetts, U.S.;

·	a 117MW project in Maryland, US.

·	A 78.4MW project in Illinois, US.

·	10 x 1MW projects at the prefecture of Fthiotida, near to town of Domokos, at central Greece (their development is in progress and waiting for the interconnection terms and licenses;

*	Our project portfolio excludes projects for which we provide EPC services but in which we do not own any equity interest or do not expect to acquire and excludes projects we have disposed of.

Featured Markets

·	U.S. As of March 30, 2022, we have 19.95 MW of projects under construction and 212.14MW of PV projects and 5.45 megawatt hour (MWh) energy storage project in announced pipeline.

·	U.K. As of March 30, 2022, we owned 2 solar projects in operation with a total capacity of 8.1MW. In the U.K., all of the projects in our portfolio are eligible for FIT.

·	Greece. As of March 30, 2022, we own twelve (12) operating solar projects with a total capacity of 33.8 MW, all of which belong to seven (7) different Greek societe anonymes. Four (4) societe anonymes, owned by Sinsin which was deconsolidated in 2017, collectively own eight (8) of the twelve (12) operating solar projects. We have 10MW projects at central Greece in announced pipeline. In Greece, all of the projects in our portfolio are eligible for FIT. In March 2019 and November 2019, we acquired solar projects of 1.988 MW and 4.4 MW, respectively.

·	Japan. As of March 30, 2022, we have 0.2744 MW of solar project in operation. In Japan, all of our projects are eligible to receive FIT.

·	Italy. As of March 30, 2022, we have 0.993 MW of solar projects in operation. In Italy, our project is eligible to receive FIT.

Acquisition of Solar Projects

Our board of directors has formulated a uniform standard for assessing target assets with respect to the acquisition of solar projects, and such standard may be adjusted based on our Company’s business, financial condition and results of operations from time to time. See “Item 5. Management’s Discussion and Analysis of Financial Condition and Results of Operations— Operating Results—Recent Acquisition Activities” on the projects we have acquired or expect to acquire. Our board of directors considers the following criteria when assessing potential acquisitions, among others:

·	the internal rate of return of the project prior to leverage, taking into consideration applicable FIT or PPA rate, and other applicable government incentives;

·	our ratio of debt-service coverage;

·	the solar irradiation hours of the project, after discounting for performance;

·	the use of financeable and reliable brands for and technical specifications of the key components, including modules, invertors, mounting systems, racks/tracking systems, and EPC integration services;

·	any performance guarantees required, as well as any compensation for failing to perform;

·	clear and trustworthy opinions from third-party professionals after detailed technical, financial, tax and legal due diligence; and

·	reasonable payment terms matching relevant milestones.

Market Due Diligence

We aim to select solar projects located at sites with long solar irradiation hours, high energy demand, good supporting infrastructure, favorable tariff regimes, local government support and appropriate topography for construction. We systematically analyze land cost, solar irradiation, grid connection capacity, land and property status, government support, availability of project financing and any other project information that would impact the overall economic return of the project. We target projects that we believe to have appropriate balance of financial returns, costs and risks.

Permit Development Process

The permit development process is the process of obtaining all required permits, certifications and approvals from relevant government authorities for solar project development. As of December 31, 2021, most of our solar projects in operation had been undertaken by us as a secondary developer.

We acquire solar projects under development by third parties which have secured land use rights, development permits, or even begun construction. We typically learn about potential projects suitable for secondary development from our business partners, national or local governments, industry publications, overseas engineering exhibitions or overseas business liaison organizations. Our criteria for sourcing solar projects include land cost, solar irradiation, availability of FIT benefits or other government incentives, grid connection capacity, local financing opportunities and other project information. The selection process involves detailed due diligence into those third parties’ relevant company documentation, financial projections and the legal status of permits already secured by the project.

After an acquisition, we continue to develop the project through grid connection as our own. We pursue secondary permit development in markets with relatively liquid markets for energy permits transfer, thus allowing a smooth transfer of pre-operational solar assets from third-party developers to us. Under certain circumstances, we negotiate site acquisition, preliminary permits, grid connection agreements and PPAs for projects under our secondary development model depending on the development stage when we acquire them.

Permit Development Steps

The following sets forth each step of our permit development:

·	Evaluating project sites and location—The critical factors for evaluating the site of a solar project include its solar irradiation, its proximity to a grid connection point, zoning regulations and its general geographic and topographic features. If a project site is suitable for development or acquisition, our regional development team submits a site assessment report on the land and other related information to our management for evaluation and approval.

·	Due diligence—Our in-house technical and EPC team, along with third-party experts we contract as needed, examine project items such as engineering and design specifications, technical risks and solar irradiation and environmental analyses. We pay special attentions to potential delays and cost overruns, grid capacity and additional costs which may not be captured in the technical design. We also ensure that a project has clean legal titles to the permits and other permissions it has secured. In all cases, we ensure that local regulations allow us to properly carry out our business intentions for a project, whether by allowing us to hold the project under our IPP model or transfer it under our BT model.

·	Market considerations—We target projects which have appropriate balance of financial returns, costs and risks. Important factors include, the costs of maintenance, local taxes and fees, and the availability of applicable FIT, local credit or other refinancing options. Our financial teams conduct financial forecasts based on information about the financial prospects of the solar project and the local energy market to make a profitability estimate and adjust our capital plan accordingly.

·	Permitting—Permit and licensing requirements vary depending on the jurisdiction of the solar project, but the key permits, licenses and agreements typically required for solar projects include land acquisition or lease contracts, environmental impact assessments, building or rezoning permits, planning consents, grid connection contracts and PPAs. We work closely with relevant government and private stakeholders to secure all necessary permits to develop a project, including local or regional planning authorities, electric utilities, local communities, environmental agencies, as well as health and safety agencies.

Project Financing

A solar project sponsor typically sets up a project company as a special purpose vehicle to own a particular solar project and arrange for project financing. We typically enter into contracts and other agreements under the name of the project company, which facilitates project financing by isolating the project and its assets, and any potential securitization requirements, from our broader global business.

The construction cost of a project is mainly funded by our working capital, and to a lesser extent, funded through bank borrowings in the year ended December 31, 2021. We seek to negotiate favorable credit terms with our equipment suppliers and EPC contractors when possible, such that payment is not due until several months after construction and grid connection are complete. Our working capital dedicated towards a particular project would be generally available to us for other purposes if needed, and would not be considered restricted cash isolated at that project. We also have given guarantees to the lenders on certain project financings. However, none of our cash and cash equivalents have been collateralized to guarantee such project financings.

We generally seek to arrange debt financing for our solar projects from local banks and financial leasing companies in countries that are more open and receptive to renewable energy investments.

Engineering, Procurement and Construction

Given the multi-jurisdiction coverage of our project portfolio, we choose to utilize our EPC capabilities or contract third party EPC contractors to service our own projects, based on our cost analysis taking into consideration of locations, topographical conditions as well as the quality and competition of local EPC service providers.

Our Operation and Maintenance Business

We operate and maintain solar projects connected to the grid, especially those we have provided EPC services to. We may choose to contract third party O&M contractors to service our own projects, based on our cost analysis taking into consideration of locations, topographical conditions as well as the quality and competition of local EPC service providers. We regularly maintain solar projects for our customers to ensure that these projects operate in good condition and comply with the recommendations issued by the grid company in order to remain connected.

By operating the projects effectively and efficiently, we reduce down time and increase electricity output. A project’s major lifecycle costs mainly consist of maintenance fee and depreciation of modules, inverters and transformers. We monitor electricity production and any incidents or abnormalities which may impede normal operation. We adjust production levels based on the available capacity of the grid.

Our Electric Vehicle (EV) Business

On November 12, 2020, we completed the acquisition of Phoenix Cars LLC and Phoenix Motorcars Leasing LLC (together, “Phoenix”).

Phoenix, doing business as “Phoenix Motorcars” through its wholly owned subsidiaries, Phoenix Cars LLC, Phoenix Motorcars Leasing LLC, and EdisonFuture Motor, Inc., currently designs, assembles, and integrates electric drive systems and light and medium duty electric vehicles (“EVs”) and markets and sells electric vehicle chargers for the commercial and residential markets. Phoenix operates two primary brands, “Phoenix Motorcars” focused on commercial products including medium duty vehicles, chargers and electric forklifts, and “EdisonFuture” which intends to offer light-duty vehicles. Over the years, we have served over 45 fleet customers with a variety of needs, providing customized products to complete essential business functions. As of December 31, 2021, we have delivered a total of 104 EVs, consisting of 91 shuttle buses and 13 work and delivery trucks, representing what we believe is the largest number of Class 4 cutaway medium duty shuttle bus deployments in the U.S. and also the most electric vehicle deployed on the Ford E-Series chassis. To date, we estimate that our products have accumulated more than three million driven electric miles. With the launch of our third-generation e-drive system in the second quarter of 2021, we had a backlog of 63 units as of December 31, 2021, consisting of orders for 37 vehicles and 26 electric drive systems, representing approximately $11.1 million in revenue.

Our EV buses and trucks are available in a range of configurations, including shuttle buses, Type A school buses, utility trucks, service trucks, flatbed trucks, walk-in vans, and cargo trucks. Our delivery customers include major airports, airport shuttle operators, hotel chains, seaports, universities, municipalities, and large corporations.

In March 2021, we began delivering our third generation EVs, featuring our new, Romeo Power, Inc. modular battery packs, giving customers choices among 31KwH, 63KwH, 94KwH, 125KwH, and 156KwH batteries. Our ZEUS 300 EVs are built on the Ford F-450 chassis, with Romeo Power battery and Dana TM4 Sumo™ MD motors, and BTC Power battery chargers.

We believe that our EVs offer owners and fleet operators significant benefits, including:

·	Lower Ownership Cost. Electric vehicles cost less in total to own, operate, and maintain than diesel, gasoline and natural gas combustion-powered vehicles, even though the initial purchase price (after subsidies) is somewhat higher.

·	Less Maintenance, Lower Operating Cost, Greater Safety. Because electric motors have few moving parts and do not need liquid fuels or lubricants, they generally require less maintenance, are less expensive to operate, and avoid exposure to or spills or need to dispose of hazardous hydrocarbon fluids.

·	Zero Vehicle Emissions. EVs enable customers to satisfy government mandates limiting vehicular emissions.

·	Positive User Recognition. Our customers’ use of EVs may improve their public images, thereby conferring a competitive advantage.

·	Improved Driver and Passenger Comfort. Electric vehicles run more quietly than combustion-powered vehicles, enhancing operator and passenger comfort.

We assist customers with all aspects of fleet electrification, including recommending battery power levels needed for the customer’s applications; advising regarding necessary infrastructure, such as types of external chargers required and their locations, and whether the customer’s facilities have sufficient power for charging; and assistance with the customer’s contractors that install infrastructure.

We sell our vehicles to fleet customers directly; retail sales of vehicles carrying Forest River, Inc. bodies, (e.g., Starcraft bus bodies and Rockford truck bodies) are made through Creative Bus Sales, one of the largest distributors of buses in the United States.

On January 27, 2021, we announced that our Board of Directors approved an initial public offering of Phoenix Motor Inc., the Phoenix holding company. Our subsidiary, EdisonFuture, will own approximately 75% to 80% of Phoenix Motor Inc. after the IPO. There can be no assurance that any IPO will be completed.

Our Business of Residential Roofing and Solar Installations

On January 6, 2021, SJ US purchased of all work-in-progress consumer contracts of Petersen-Dean, Inc. (“PDI”) for a consideration of $0.88 million in a court-approved agreement. On February 25, 2021, SJ US closed the acquisition of substantially all operating assets of Petersen-Dean including certain construction contracts with work-in-progress billings, fixed assets, intellectual properties and other assets, for a total cash consideration of $6.85 million, plus the assumption of $11 million of outstanding balance under an account receivables financing, net off by accounts receivables pledged for the liability with net balance of PDI of $11.7 million. PDI specializes in residential roofing and solar installations across the U.S., and after acquisition, SJ US operated the business with its own brand and earned revenue of $29.03 million for the year ended December 31, 2021.

Competition

Solar Power Market

The solar power market is intensely competitive and rapidly evolving, and we compete with major international and domestic companies over the development of solar projects. Our major competitors include leading global players such as SunPower Corporation, First Solar, Inc., Canadian Solar, Inc., SunEdison, Inc., SolarCity Corporation, Lightsource Renewable Energy Limited, and regional players such as West Holdings Corporation, Looop Inc., and other regional and international developers.

We believe that we can compete favorably with our competitors given that the key competitive factors for solar project development and operation include, without limitation:

·	industry reputation and development track record;

·	site selection and acquisition;

·	permit and project development experience and expertise;

·	relationship with government authorities and knowledge of local policies;

·	ability to secure high-quality PV modules and balance-of-system components at favorable prices and terms;

·	ready access to project financing;

·	control over the quality, efficiency and reliability of project development;

·	expertise in permit and project development; and

·	expertise in providing EPC and O&M services.

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

Electric Vehicle (EV) Business

The electric vehicle industry is expected to be one of the fastest growing sectors over the next decade. While current penetration for electric vehicles is low, key segments of focus like the medium and light-duty vehicle segments are set to grow rapidly, driven by policy changes, incentives supporting zero-emission transportation and corporate mandates prompting large fleets to go electric.

Demand for medium duty electric commercial vehicles is catered to by a handful of companies that are a mix of drivetrain developers and ground up OEMs. Key drivetrain developers offering electric vehicles built on conventional internal combustion chassis similar to Phoenix products, include Motiv Power Systems, Lightning eMotors, Xos Trucks and SEA Electric. Ground-up medium duty electric vehicle manufacturers include GreenPower Bus, Lion Electric, Bollinger Motros, Rivian and Workhorse. Additionally, Type A electric school bus manufacturers competing directly with Phoenix include Lion Electric, Microbird (a division of Bluebird) and Collins. Large traditional OEMs like Freightliner, Peterbilt and Mitsubishi have also begun rolling out their all-electric Class 4 – 6 electric trucks in the US market. However, with the industry being in a nascent phase, only a few of the above manufacturers have successfully deployed a large number of vehicles with customers. Phoenix has carved itself a unique position in the market, with the highest number of class 4 electric cutaway shuttle buses and work trucks deployed to date. Our industry collaborations, market experience and customer relationships enable Phoenix to be well positioned to cater to the growing demand for electric medium-duty vehicles.

Our Business of Residential Roofing and Solar Installations business and Australia Distribution Business

As PV and energy storage technology advances and the average system costs decrease, in many cases the residential or small business owners of solar systems have effectively achieved grid parity for their systems. Aided by smart meter and virtual power plant technologies such systems can be an attractive alternative to electricity grid in many localities. We expect traditionally strong residential solar markets such as California and Australia to continue to grow, while we expect new growth from markets to emerge such as Florida, Texas and US Northeast. As the overall market grows we expect our costs of sales to decrease and our revenue and profitability to increase.

Hemp and CBD Business

Hemp and CBD are also relatively new industries that sprung up due to the legalization of recreational marijuana in many states across the United States. Being one of the first energy companies to venture into this industry, our competitive advantage in this area is being able to supplement energy needs of CBD and Hemp production from our own energy grids or solar farms. This will offset a significant portion of the costs required for production that can potentially help us to price more competitively against other companies in the industry. However, the CBD and Hemp industry is still in its early stages of development. The demand of these products have not solidified and the growth of the industry is not as strong as its recreational marijuana counterpart.

Business of Alfalfa and Other Related Agriculture Products

Our in-depth research into this market has shown that there is a growing demand for Alfalfa grass, especially in Eastern countries like China. Alfalfa grass is commonly used as stock feed for farmed animals like cows. Our history of operations in China has helped us to gain partners and grow a solid customer base over the years. Our knowledge of the Chinese market will also prove to be valuable in this venture.

Suppliers

There are numerous suppliers of PV modules in the solar power industry, and we have adopted a supplier-neutral approach. For both our EPC service business and global project development business, we select the suppliers based on whether we could obtain high-quality PV modules and balance-of-system components at favorable prices and payment terms. For both our EPC service and global project development business, we procure our PV modules from a broad range of suppliers including Trina Solar Limited, JinkoSolar Holding Co., Ltd., Xiexin Integration Technology Co., Ltd., JA Solar Holding Co., Ltd., LG Electronics, and Chint, among others.

Our major suppliers of our alfalfa business and CBD and hemp is the local growers near our hay processing facilities in the state of Arizona and also CBD & hemp processing facility in the state of California.

In March 2021, we began delivering our third generation EVs, featuring our new, Romeo Power, Inc. modular battery packs, giving customers choices among 31KwH, 63KwH, 94KwH, 125KwH, and 156KwH batteries.  Our ZEUS 300 EVs are built on the Ford F-450 chassis, with Romeo Power battery and Dana TM4 SumoTM MD motors, and BTC Power battery chargers. While the relationships with our key suppliers remain strong, we conduct evaluation of all suppliers on regular basis based on their quality, reliability, cost effectiveness, warranty standards, shipping standards and set up mitigation plan accordingly.

SJ Australia purchases its products from the best in class PV manufacturers that offer products with strong market demand that, generally, allow us to sell the products at higher gross margins. Our leading brands in each product category include, for inverters, Fronius and SMA; for solar panels, Trina and JA, for battery storage systems, Tesla; and for BOS and mounting, Tigo, SwitchDin, Clenergy, and Mibet. SJ Australia actively reviews its product portfolio to discontinue products with low volume, low margin, or poor performance records. SJ Australia enters into agreements with its suppliers during the ordinary course of business.

SJ US purchases materials from leading distributors in the construction and PV industries. We also purchase key solar components, such as panels and batteries from suppliers in Asia and in the US. SJ US plans to offer its Solar4America private-label as its standard product, with third party products offered as premium choices for consumers. SJ US enters into agreements with its suppliers during the ordinary course of business.

Customers and Marketing

We have historically provided EPC and O&M services, a line of business we are still engaged in. We are also selling electricity to the grid under our IPP model as well as selling solar projects under our BT model. Customers of our EPC services include independent power developers and producers as well as commercial and industrial companies. For our global project development business, we sell electricity to power companies and other electricity off-takers, including government-owned utility companies, operating in the United States, Greece and Italy under our IPP model. Purchasers of our BT projects included utility companies, independent power developers and producers, commercial and industrial companies as well as investors in the solar business. Further, customers of our Australia distribution business include residential ones, towards which we distribute PV modules, balance of system components, solar monitoring systems and inverters.

During the year ended December 31, 2021, there was no sale of PV solar systems. The figures for sales of PV solar components saw an upwards trend.

We promote our reputation by participating in industry conferences worldwide and aggressively sourcing development opportunities in markets with strong growth potential. Members of our senior and local management team routinely meet with industry players and interested investors. Our business development teams around the world have significant experience building business in local markets and actively pursue growth opportunities around the world. We intend to continue to increase our marketing efforts going forward.

We historically engaged in high-profile marketing activities focused on developing our brand awareness not just among the solar business developers who have traditionally been our customers, but also among the general public. Since we have been in solar business for 15 years, we have built our brand awareness and lately we have not engaged in marketing activities.

As one of the early movers in the medium-duty electrification market, Phoenix Motorcars has built a reputation as one of the leading manufacturers in the segment. Our range of vehicles includes all-electric shuttle buses, flatbed trucks, utility trucks, box trucks, service van and custom bodies on a class-4 electric chassis and is used by customers across a wide range of applications including cities, transit agencies, airports, utility agencies, contractors, campuses and other commercial fleets. Phoenix Motorcars has particularly good awareness among shuttle bus customers and has the highest number of class-4 shuttle buses deployed. Further Phoenix also partnerships with industry leaders like Forest River, the largest shuttle bus manufacturer in the country and Creative Bus Sales, the largest bus dealership network to jointly sell and service the shuttle bus product. Being a sunrise industry, most of Phoenix’s fleet customers are first time EV users and Phoenix provides end-to-end electrification solutions to support their efforts. This includes not just providing vehicles, but also supporting with route planning, charging infrastructure planning, charging equipment and telematics solutions for in-service vehicles.

Seasonality

Demand for solar power products tends to be weaker during the winter months partly due to adverse weather conditions in certain regions, which complicate the installation of solar power systems. Our operating results may fluctuate from period to period based on the seasonality of industry demand for solar power products. Certain aspects of our operations are also subject to seasonal variations. For example, we may schedule significant construction activities to connect solar projects to the grids prior to a scheduled decrease in FIT rates in order to qualify for more favorable FIT policies.

Likewise to hemp and CBD business, demand and our operating results for hemp and CBD products fluctuate from period to period based on the seasonality of industry demand for solar power products.

The electric Vehicles business is not seasonal, but application and decision timelines of key incentive programs like the California HVIP program and the annual Federal Transit Administration’s LowNo program impact the timing of purchase orders for applicable customer segments.

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

Regulations

We operate in multiple jurisdictions, including the U.S., Japan, the U.K, Greece, Italy and Australia. We are therefore subject to complex laws, regulations and policies promulgated by the governments and government-run utilities of these jurisdictions, including FIT regulations, clean energy incentive rules and programs, laws and regulations that apply to all power producers, regulations that specifically apply to solar power project operators, EPC service providers as well as solar kit distributors, tax regulations and intellectual property laws, among others. Likewise, our hemp and CBD businesses are subject to various laws, regulations and guidelines by governmental authorities relating to, among other things, the manufacture, marketing, management, transportation, storage, sale, pricing and disposal of cannabis, U.S. hemp and cannabis-based products, and also including laws, regulations and guidelines relating to health and safety, insurance coverage, the conduct of operations and the protection of the environment.

Legal Proceedings

From time to time, we are involved in various other legal and regulatory proceedings arising in the normal course of business. While we cannot predict the occurrence or outcome of these proceedings with certainty, we do not believe that an adverse result in any pending legal or regulatory proceeding to which we are a party, individually or in the aggregate, would be material to our business, prospects, financial condition, cash flows or results of operations other than the following:

SINSIN Disputes

There is dispute between the Company and SPI China (HK) Limited on one hand (hereinafter collectively, “SPI”) and SINSIN Europe Solar Asset Limited Partnership and SINSIN Solar Capital Limited Partnership on the other hand (hereinafter collectively, “SINSIN”) with respect to a share sale and purchase agreement dated September 9, 2014 (“SPA”) entered into by and between SINSIN, as vendors, and SPI, as purchasers, in relation to all of the shares in Sinsin Renewable Investment Limited, a company registered in Malta (for purpose of this section, “SRIL”). The SPA is governed by Maltese law and any disputes thereunder shall be referred to arbitration in Malta. SRIL is the direct and/or indirect owner of four (4) Greek companies under the names “JASPER PV MACEDONIA ENERGIAKI SOCIETE ANONYME”, “ORION ENERGIAKI SOCIETE ANONYME PHOTOVOLTAICON ERGON”, “ASTRAIOS ENERGIAKI SOCIETE ANONYME PHOTOVOLTAICON ERGON”, “PHOTOVOLTAICA PARKA VEROIA I SOCIETE ANONYME” (hereinafter collectively, “4 SPVs”). The 4 SPVs collectively own a number of photovoltaic parks in Greece having a total power output of 26.57 MW.

 Proceedings were initiated both in Greece and Malta in relation to this dispute.

Proceedings in Greece

In particular, the following judicial proceedings were initiated in Greece and are pending as of the date of this annual report:

A.       SINSIN’s Injunction Petition against the 4 SPVs dated January 26, 2018, with General Submission No 8118/2018, which was heard on the March 20, 2018, before the Athens One-Member First Instance Court and on which Judgement No 4212/2018 was issued on June 25,2018.

This Interim Measures Judgment ordered, inter alia, the following:

(A)       It suspends the force of the extraordinary General Meetings of the shareholders of the 4 SPVs dated December 19, 2017 on the appointment of their members of Board of Directors, until the issuance of a final judgment on the lawsuit filed by SINSIN on March 14, 2018 for the annulment of the extraordinary General Meetings of the shareholders of the 4 SPVs dated December 19, 2017.

(B)       It appoints an interim management of the 4 SPVs, consisting of two members elected by SINSIN (Dejun Ye and Fan Yang) and one member elected by the 4 SPVs (Hoong Khoeng Cheong), with the following, exclusively defined, competences: (a) to represent judicially and extra-judicially the 4 SPVs before any public authority and court, (b) to manage the bank accounts of the 4 SPVs, in order to, exclusively and solely, proceed with the payment of existing and current obligations of the 4 SPVs towards third parties, arising from their regular management (liabilities towards the State, employees, social security institutions, private creditors, banks), excluding the payment of any price of the shares that were transferred from SINSIN to SPI pursuant to the above-mentioned share sale and purchase agreement dated September 6, 2014, (c) to collect the proceeds of the 4 SPVs, especially from selling electric energy from the photovoltaic parks of the 4 SPVs to the Operator of Electricity Market (“LAGIE”), which (proceeds) should be subsequently deposited to the bank accounts of the 4 SPVs, with the exclusive purpose being the payment of the above under element b΄ obligations of the 4 SPVs (i.e., not for the payment of the purchase price of the shares transferred by SINSIN to SPI pursuant to the above-mentioned share sale and purchase agreement dated September 6, 2014.)

(C)       It allows the petitioners to register with the Greek General Commercial Registry (“GEMI”) the appointed interim management of the 4 SPVs with the above competences.

B.       SINSIN’s and Mr. Dejun Ye’s lawsuit against the 4 SPVs dated March 14, 2018, with General Submission No. 25276/2018 (the “Annulment Lawsuit”). By virtue of the Annulment Lawsuit, the petitioners request the annulment of the December 19, 2017 General Assemblies’ Resolutions of the 4 SPVs, which appointed a Board of Directors elected by their shareholders SRIL, Veltimo Limited and Photovoltaica Parka Veroia 1 Malta Limited, companies belonging to SPI.

SPI and their subsidiaries opposed the above-mentioned petition. SPI and their subsidiaries SRIL, Veltimo Limited and Photovoltaica Parka Veroia 1 Malta Limited filed an Additional Intervention in the above pending trial under General No. 40772/2018 in favor of the 4 SPVs requesting the rejection of the Annulment Lawsuit.

By virtue of its Decision No 2318/2019, the Athens Multimember Court of First Instance suspended the issuance of a definitive judgment on SINSIN’s petition until the issuance of a final decision on the case pending before the Malta arbitration tribunal with respect to the SPA.

C.       By virtue of a petition under General Submission No 7294/2018 dated January 25, 2018 filed by SINSIN before the Athens Local Court against SRIL, Veltimo Limited and Photovoltaica Parka Veroia 1 Malta Limited, SINSIN lacking an enforcement title, requested the above Athens Local Court to allow them to proceed to an auction of the pledged shares of the 4 SPVs, in order to satisfy their claim amounting to EUR 38.3 million, plus interest and expenses, for the outstanding purchase price of the 4 SPVs shares under the above-mentioned share sale and purchase agreement dated September 6, 2014.

SRIL, Veltimo Limited and Photovoltaica Parka Veroia 1 Malta Limited opposed the above-mentioned petition.

The above petition was heard on October 23, 2018. The Athens Local Court issued Decision No. 350/2019, which suspended the issuance of a definitive judgment on SINSIN’s petition until the issuance of a final decision on the case pending before the Malta arbitration tribunal with respect to the SPA.

 Proceedings in Malta

In June 2018, the Company, as Claimant, filed arbitration proceedings in Malta against SINSIN as respondents for an alleged breach of a share sale and purchase agreement dated September 6, 2014 entered into by and between the respondents as sellers and the claimant as purchaser in relation to all of the shares in SRIL. The claimant is requesting the payment of damages from the respondents.

The respondents have filed separate arbitration proceedings in Malta against the Company, requesting payment of the balance of the purchase price due in terms of the share purchase agreement mentioned above (stated to be EUR38,054,000) together with interest. The Company contested these claims. Meanwhile, SINSIN obtained a precautionary garnishee order against the Company as security for its claims and had the same order served on SRIL with a view to freezing any payments that may be due by SRIL to SPI. In February, 2019, SINSIN also obtained the issue of a precautionary warrant of prohibitory injunction prohibiting SPI from selling or otherwise transferring its shares in SRIL.

On October 29, 2020, awards were issued in both cases, pursuant to which the tribunal dismissed all of SPI’s claims and admitted SINSIN’s counterclaim for payment of the balance of the price of €38,054,000, with interest at 6% accruing from November 30, 2015, on half of this amount, and from June 20, 2016, on the other half. SINSIN’s claims for additional damages were rejected. Costs of the case filed by SPI ( case 5320/18) are to be borne by SPI, while the costs for case 5532/18 are to be borne 80% by SPI. On November 13, 2020, SPI filed Appeal Applications to appeal the awards with the Court of Appeal (Inferior Jurisdiction). The Appeal were eventually heard on 23 April 2021. By virtue of two judgements delivered contemporaneously on 12 November 2021, the Court of Appeal dismissed both Appeals filed by SPI on the procedural ground of non-appealability of the Awards. Following consideration of the appeal judgements, the application for retrial was filed on the ground of wrong application of the law. The applications for retrial were filed on 29 November 2021 together with applications for the suspension of the execution of the Awards pending the determination of the retrial applications. The latter applications were accepted by the court pending the consideration of the applications for retrial. Following a hearing held on 16 March 2022 during which the parties were given the opportunity to make final submissions with regard to the application for retrial, on 30 March 2022 the Court of Appeal delivered its final judgement by virtue of which the applications for retrial of the Appeal were rejected. In consequence, the order for the suspension of the enforcement of the Awards was also lifted. While no further appeal or right of retrial exists in Malta, SPI is yet to obtain advice as to whether any other options are available to it to suspend the enforcement of the Awards. Meanwhile, SPI is also taking advice with regard to the time that will be required for SINSIN to complete the procedures necessary for the enforcement of the Awards in Malta and in Greece, and preliminary indications are that relevant procedures are unlikely to be completed during the course of 2022. Confirmatory advice in this regard is pending, however.

Shengrun Dispute

Solar Juice USA Inc. (“SolarJuice”), a subsidiary of the Company, submitted a complaint in the local court in the county of Santa Clara in the State of California on or about June 11, 2020 against Shengrun Int’l Industry Group, Inc., a California corporation (“Shengrun”) and Sophie Harrison, a resident of the State of California and the purported controlling person of Shengrun. In March 2019, SolarJuice and Shengrun entered into a real property purchase agreement pursuant to which SolarJuice shall purchase from Shengrun a real property located in Santa Clara in the State of California. Subsequently, SolarJuice made a down payment of $3,132,000 to Shengrun for the proposed transaction, and Sophie Harrison provided personal guarantee that if Shengrun does not convey the property to SolarJuice or if SolarJuice withdraws from the transaction, she would be personally liable for the return of the down payment to SolarJuice. As of the date hereof, the subject property has not been conveyed to SolarJuice, neither has Shengrun or Ms. Harrison refunded the down payment to SolarJuice. Counsel for SolarJuice on this matter reasonably expects that the court shall render a verdict against Shengrun and Ms. Harrison personally (as related to the personal guarantee) and in favor of SolarJuice. However, the counsel does not have the information to assess whether Shengrun or Ms. Harrison has the assets available for the governmental authorities or the Company to enforce such verdict.

AHP Dispute

The Company and its various subsidiaries are listed as defendants on a claim for fraudulent transfer pending before superior court of the state of Arizona. This dispute involves the transfer of 15% of ownership of Arizona Hay Press, LLC. (“AHP”) claimed to be originally owned by Woods & Sons, Inc.as Plaintiff, Presently, AHP primary asset is a 120 acre parcel of land. In May 2019, The Company and its various subsidiaries entered into various agreements pursuant to which the Company acquired all shares of AHP. The legal process is ongoing with resolution expected during the calendar year 2022.

Valta Solar Disputes

The Company is respondent on a claim for declaratory relief pending in arbitration before the American Arbitration Association. The action was instituted on November 30, 2020. The dispute relates to the purchase of a solar photovoltaic energy generation facility located in Kahuku, Oahu, Hawaii and certain amounts owed to the Company under the Membership Interest Purchase Agreement entered into with Valta Solar, LLC relating to that purchase. There is no claim for damages against the Company, only a request for prevailing party attorneys’ fees and costs. In addition, the Company has asserted a counterclaim for the purchase price under the Membership Interest Purchase Agreement. The parties to the litigation entered into a confidential settlement agreement on December 31, 2021. The arbitration is stayed pending completion of the terms of the settlement agreement.

The Company and its various subsidiaries are listed as defendants on a claim for false promise, fraudulent inducement, and breach of contract pending before superior court of the state of California. The action was instituted on April 15, 2021. The dispute relates to the purchase of a solar photovoltaic energy generation facility located in Ocean View, Hawaii and Captain Cook, Hawaii. Valta Solar, LLC and the Company entered into a letter of Intent, giving Valta a six-month exclusive right to negotiate with the Company for the purchase of the Kona/Ocean View projects. The transaction was never consummated. The parties to the litigation entered into a confidential settlement agreement on December 31, 2021. The case, and all claims against the Company, were dismissed with prejudice on January 7, 2022.

Sulus Dispute

The Company is respondent on a claim pending in arbitration before ADR Services, Inc. SPI Solar, Inc., agreed to purchase from Sulus LLC certain solar photovoltaic Projects under a Membership Interest Purchase Agreement (“MIPA”) dated July 15, 2019. The MIPA contained a project-by-project purchase price escalation clause conditioned upon each Project meeting certain requirements and being awarded into Oregon’s Community Solar Program. Sulus LLC alleges that four Projects, Belvedere Solar LLC, Manchester Solar LLC, Dover Solar LLC and Clayfield Solar LLC, have met the MIPA conditions for the price escalation, and that two Projects, Cork Solar LC and Waterford Solar LLC, still may meet the price escalation conditions. For the four Projects alleged to meet the conditions, Sulus LLC alleges additional compensation is due, and for the two Projects that Sulus LLC alleges may meet the conditions, Sulus LLC estimates additional compensation is due as well. SPI Solar, Inc., denies the allegations, that the MIPA conditions have not been met, and specifically that any of the Projects have yet been awarded into Oregon’s Community Solar Program. It is also SPI Solar, Inc.’s position that the time for the Projects to meet the conditions for the price escalation in the MIPA has passed. On December 13, 2021, an order from the arbitrator was issued and awarded the full amount to Sulus LLC. The cross petitions to enter judgment on the award and to vacate it were timely filed by Sulus LLC and the Company, respectively. It is our opinion that the underlying arbitration was wrongly decided. However, because the grounds to vacate a private arbitration award are limited, we believe that the outcome before the circuit court is uncertain. The legal process is ongoing with resolution expected during the calendar year 2022.

NAAC Dispute

The Company is currently involved in a potential lawsuit against Native American Agricultural Company (“NAAC”) regarding our newly set up CBD and hemp business. The Company was required to make a down payment of $324,125 to NAAC on or before July 31, 2019, and the Company timely made this payment. Subsequently, however, NAAC failed to comply with or perform the Agreement dated as of July 24 2019 entered into by and between CBD and Hemp Group Co., Ltd., a wholly owned subsidiary of the Company, Hemp Biotechnology, Inc. and NAAC. First, in August 2019, representatives of the Company visited the farm where NAAC was growing the hemp. The conditions of the plants and growing operations appeared to be deficient and not up to industry standards. Second, NAAC failed to provide the required Milestone Report and Financial Reports. Finally, NAAC failed to deliver any of the hemp plants by November 30, 2019, or at all, and refused and failed to return Company’s down payment and to make whole for the damages the Company has suffered. As such, the Company believes NAAC was in default under the Agreement. The Company sent two demand letters to NAAC on October 25, 2019 and November 25, 2019 respectively without any response from NAAC. Mr. Da Mu Lin and Mr. Yonglei Zhang provided personal guarantee to guaranty the full performance and contractual obligations of NAAC. In March 2022, the Company has filed the complaint against Mr. Da Mu Lin and Mr. Yonglei Zhang for fraud in the inducement, unfair or deceptive trade practices, breach of contract, and unjust enrichment.

However, an unfavorable outcome could have a material adverse effect on our results of operations for a specific interim period or year.

 Taxation

The following summary of the material Cayman Islands and United States federal income tax consequences of an investment in our ordinary shares is based upon laws and relevant interpretations thereof in effect as of the date of this annual report, all of which are subject to change, possibly with retroactive effect. This summary does not deal with all possible tax consequences relating to an investment in our ordinary shares, such as the tax consequences under United States state or local tax laws, or tax laws of jurisdictions other than the Cayman Islands and the United States.

Cayman Islands Taxation

The Cayman Islands currently does not levy taxes on individuals or corporations based upon profits, income, gains or appreciation, and there is no taxation in the Cayman Islands in the nature of inheritance tax or estate duty. There are no other taxes likely to be material to us levied by the government of the Cayman Islands except for stamp duty which may be applicable on instruments executed in, or after execution brought within the jurisdiction of the Cayman Islands. The Cayman Islands is not a party to any double tax treaties that are applicable to any payments made to or by our Company. There are no exchange control regulations or currency restrictions in the Cayman Islands.

Economic Substance Law

Since January 1, 2019, the Cayman Islands adopted certain laws and regulations in response to the Organisation for Economic Co-operation and Development (OECD)Forum on Harmful Tax Practices, which sets the global standard that requires companies to have substantial activities in a jurisdiction (also known as “economic substance”).To date, the Cayman Islands have passed or adopted the International Tax Co-Operation (Economic Substance) Act, (as varied by the Regulations which are defined below and includes any revision thereof or amendment thereto from time to time, the “ES Law”), the International Tax Co-Operation (Economic Substance) (Prescribed Dates) Regulations, 2018, the International Tax Co-Operation (Economic Substance) (Amendment of Schedule) Regulations, 2019 and the International Co-Operation (Economic Substance) (Amendment of Schedule) (No. 2) Regulations. 2019 (collectively referred to as, the “Regulations”), and the updated related guidance was published on July 13, 2020.

A relevant entity conducting any relevant activity must satisfy the economic substance test (the “ES Test”) as set out in the ES Law. Failure to comply with requirements of the ES Law may result in substantial fines and/or imprisonment.

Considering SPI Energy is a tax resident of the in US, the Company has determined that it is not a Relevant Entity for the purposes of the ES Law.

U.S. Federal Income Taxation

Introduction

The following discussion is a summary of U.S. federal income tax considerations of the purchase, ownership and disposition of the ordinary shares. This discussion applies only to holders that hold the ordinary shares as capital assets. This discussion is based on the Code, Treasury regulations promulgated thereunder, and administrative and judicial interpretations thereof, all as in effect on the date hereof and all of which are subject to change, possibly with retroactive effect. This discussion does not address all of the tax considerations that may be relevant to specific holders in light of their particular circumstances or to holders subject to special treatment under U.S. federal income tax law, such as banks, financial institutions, insurance companies, controlled foreign corporations, passive foreign investment companies, tax-exempt entities, regulated investment companies, real estate investment trusts, partnerships and the partners therein, dealers in securities or currencies, traders in securities electing to mark to market, U.S. expatriates, persons who have acquired the ordinary shares as part of a straddle, hedge, conversion transaction or other integrated investment, U.S. Holders (as defined below) that have a “functional currency” other than the U.S. dollar or persons that own (or are deemed to own) 5% or more of our stock. This discussion does not address the alternative minimum tax, the Medicare tax on net investment income or any U.S. state or local or non-U.S. tax considerations or, other than to the limited extent set forth below, any U.S. federal estate or gift tax considerations.

As used in this discussion, the term “U.S. Holder” means a beneficial owner of the ordinary shares that is, for U.S. federal income tax purposes, (i) an individual who is a citizen or resident of the United States, (ii) a corporation, or other entity classified as a corporation for U.S. federal income tax purposes, created or organized in or under the laws of the United States or of any state thereof, or the District of Columbia, (iii) an estate whose income is subject to U.S. federal income taxation regardless of its source or (iv) a trust that (1) is subject to the supervision of a court within the United States and the control of one or more United States persons or (2) has a valid election in effect under applicable United States Treasury regulations to be treated as a United States person.

As used in this discussion, the term “Non-U.S. Holder” means a beneficial owner of the ordinary shares that is not a partnership (or entity treated as a partnership for U.S. federal income tax purposes) and not a U.S. Holder.

Treatment of the Company as a U.S. Corporation for U.S. Federal Income Tax Purposes

Even though we are organized as a Cayman Islands exempted company, due to the application of Section 7874(b) of the Code, we are treated as a U.S. corporation for U.S. federal income tax purposes and all purposes under the Code.

U.S. Holders

Distributions

We do not currently anticipate paying distributions on our ordinary shares. In the event that distributions are paid, however, the gross amount of such distributions generally will be included in a U.S. Holder’s gross income as dividend income on the date of receipt to the extent that the distribution is paid out of our current or accumulated earnings and profits, as determined under U.S. federal income tax principles. To the extent the amount of any distribution exceeds our current and accumulated earnings and profits as so computed, it will be treated first as a non-taxable return of capital to the extent of the U.S. Holder’s adjusted tax basis in such ordinary shares and, to the extent the amount of such distribution exceeds such adjusted tax basis, will be treated as gain from the sale of such ordinary shares.

Subject to certain conditions, including a minimum holding period requirement, dividends received by individuals and other non-corporate U.S. Holders, generally will be subject to reduced rates of taxation, and dividends paid by us will be eligible for the “dividends received” deduction generally allowed to corporate shareholders with respect to dividends received from U.S. corporations.

Sale or Other Disposition of Ordinary Shares

A U.S. Holder generally will recognize gain or loss for U.S. federal income tax purposes upon a sale or other disposition of the ordinary shares in an amount equal to the difference between the amount realized from such sale or disposition and the U.S. Holder’s adjusted tax basis in such ordinary shares. Such gain or loss generally will be a capital gain or loss and will be long-term capital gain or loss (taxable at a reduced rate for individuals and other non-corporate U.S. Holders) if, on the date of sale or disposition, such ordinary shares were held by such U.S. Holder for more than one year. The deductibility of capital losses is subject to limitations.

Non-U.S. Holders

Distributions

Distributions treated as dividends (see “—U.S. Holders—Distributions” above) paid to a Non-U.S. Holder are treated as income derived from sources within the United States and generally will be subject to U.S. federal withholding tax at a rate of 30% of the gross amount of such dividend, or at a lower rate provided by an applicable income tax treaty.

Even if a Non-U.S. Holder is eligible for a lower treaty rate, U.S. federal withholding tax will be imposed at a 30% rate (rather than the lower treaty rate) on dividend payments to a Non-U.S. Holder, unless (i) the Non-U.S. Holder has furnished a valid U.S. Internal Revenue Service (the “IRS”) Form W-8BEN or W-8BEN-E or other documentary evidence establishing such holder’s entitlement to the lower treaty rate with respect to such payments, and (ii) in the case of actual or constructive dividends paid to a foreign entity, (a) if such entity is, or holds the ordinary shares through, a foreign financial institution, any such foreign financial institution (x) has entered into an agreement with the U.S. government to collect and provide to the U.S. tax authorities information about its accountholders (including certain investors in such institution), (y) satisfies an exemption from the obligation to enter into such an agreement, or (z) satisfies the terms of an applicable intergovernmental agreement, and (b) if required, such entity has provided the withholding agent with a certification identifying its direct and indirect U.S. owners.

If a Non-U.S. Holder is eligible for a reduced rate of U.S. withholding tax pursuant to an applicable income tax treaty, the Non-U.S. Holder may obtain a refund of any excess amounts withheld by filing an appropriate claim for refund with the IRS.

Sale or Other Disposition

Any gain realized upon the sale or other disposition of ordinary shares by a Non-U.S. Holder generally will not be subject to U.S. federal income tax unless (i) the Non-U.S. Holder is an individual who is present in the United States for 183 days or more in the taxable year of the disposition, and certain other conditions are met, or (ii) in the case of the sale or disposition of ordinary shares on or after January 1, 2019, the requirements described in item (ii) in the second paragraph under “—Distributions,” above, are satisfied. Each Non-U.S. Holder is encouraged to consult with its own tax advisor regarding the possible implications of these withholding requirements on its investment in ordinary shares and the potential for a refund or credit in the case of any withholding tax.

Information Reporting and Backup Withholding

Payments of dividends or of proceeds on the disposition of ordinary shares to U.S. Holders may be subject to information reporting and backup withholding unless the U.S. Holder (i) is a corporation or comes within certain other exempt categories and demonstrates this fact, or (ii) provides a correct taxpayer identification number, certifies as to no loss of exemption from backup withholding and otherwise complies with applicable requirements of the backup withholding rules. Non-U.S. Holders may be required to provide documentary evidence establishing they are not subject to information reporting and backup withholding. Payments of dividends to Non-U.S. Holders and the amount of U.S. federal withholding tax imposed on such dividends must generally be reported annually to the IRS. A similar report will be sent to Non-U.S. Holders. Copies of these reports may be made available to tax authorities in a holder’s country of residence.

Backup withholding is not an additional tax. Any amounts withheld under the backup withholding rules will be allowed as a refund or a credit against a holder’s U.S. federal income tax liability, provided the required information is furnished to the IRS on a timely basis.

U.S. Federal Estate Tax

Ordinary shares owned or treated as owned by an individual who is not a citizen or resident of the United States (as specifically defined for U.S. federal estate tax purposes) at the time of death will be included in the individual’s gross estate for U.S. federal estate tax purposes and may be subject to U.S. federal estate tax unless an applicable estate tax treaty provides otherwise.

Property

Our global corporate headquarters are located in California, US. We occupy approximately 3,332 square feet of office space in Santa Clara, California, for legal and business development, under a lease that expires on June 30, 2022. We occupy approximately 10.5 acre industrial property in Orange Cove, California, under a lease that expires on December 31, 2049, and have an option to purchase the property. We owned approximately 120 acres of farm land in Arizona, US. We occupy approximately 114 square meters of office space in Athens, the headquarters of the Greek operations, under a monthly lease that expires on June 30, 2022. We occupy approximately 80 square feet of office space in London for operations and business development under a lease which renews every six months.

Our Phoenix Motorcar subsidiary previously operates out of two facilities--the production facility in Ontario, California (a 24,570 sq. ft. facility) and the engineering and service facility in Chino, California (a 12,815 sq. ft. facility) since 2014. In August 2021, we moved to a newly leased facility at 1500 Lakeview Loop, Anaheim, California (the “Anaheim Facility”). The Anaheim Facility is leased by us at a rent of $0.4 million per year and comprises 39,043 square feet of space consisting of 21,000 square feet of manufacturing floor and 18,043 square feet of office space. Our Anaheim Facility will allow us design, build, and test prototype vehicles and components in-house. The lease on Anaheim Facility expires in March 2027. Our Anaheim Facility will allow us to produce up to 120 units a year, with one manufacturing shift and 240 units a year with two shifts per day.

SolarJuice Co., Ltd. entered into a long-term lease agreement in April 2021 for nearly 57,988 square feet of combined office and warehouse space at the Preston Tech Center in Livermore, California. The new facility will enable the Company to merge two existing facilities, its Solar 4 America headquarters in Livermore, CA and its regional office/warehouse facility in Livermore, CA, into a single unified space. We rent seven office/warehouse facilities with combined space over 47,012 square feet across CA, NV, CO, TX and FL states US. We rent two warehouses (34,445 square feet, in total) in Sydney. It uses third-party logistics services, which are not leases, in six locations in Sydney, Melbourne, Brisbane, Adelaide, Perth and Townsville in Australia.

SPI Solar business acquired the existing lease for the original 140,000 square foot Sunergy PV solar plant in Sacramento, California, which lease will expire on October 31,2027.

We opened our first RideZoomers electric scooter retail store and service center in Fremont, California. We occupy approximately 2,000 square feet of office space in Fremont, California under a lease that expires on January 27, 2027

SPI Solar Inc. rents approximately 465 acres across two parcels for the development of a utility-scale solar project in Illinois and approximately 473 acres across three parcels for the development of a utility scale solar project in Maryland.

Employees

As of December 31, 2019, 2020 and 2021, we had 57, 78 and 419 employees, respectively. The employees are based in the U.S., the U.K., Italy, Greece, Hong Kong, Australia, and Japan. The following table sets forth the number of our employees for each of our major functions as of December 31, 2021:

Major functions	As of December 31, 2021
Managerial functions	31
Operating functions	306
Others	82
Total	419

None of our employees are represented by a labor union nor are we organized under a collective bargaining agreement. We have never experienced a work stoppage and believe that our relations with our employees are good.

Executive Office

Our principal executive office is located at 4677 Old Ironsides Drive, Suite 190 Santa Clara, CA 95054. Our telephone number at this address is +1 408-919-8000 Our registered office is situated at 4th Floor, Harbour Place, 103 South Church Street, PO Box 10240, George Town, Cayman Islands.

ITEM 1A. Risk Factors

Our business, financial condition and results of operations are subject to various changing business, competitive, economic, political and social conditions worldwide. In addition to the factors discussed elsewhere in this annual report, the following are some of the important factors that could adversely affect our operating results, financial condition and business prospects, and cause our actual results to differ materially from those projected in any forward-looking statements.

Risks Related to Our Company

We have incurred net losses, experienced net cash outflows from operating activities and recorded working capital deficits. If we do not effectively manage our cash and other liquid financial assets and execute our liquidity plan, we may not be able to satisfy repayment requirements on our borrowings.

We incurred net losses of $15.1 million, $6.3 million and $44.8 million in 2019, 2020 and 2021, respectively. We had an accumulated deficit of $637.4 million as of December 31, 2021. We also had a working capital deficit of $90.0 million as of December 31, 2021. In addition, we have substantial amounts of debt that became due in 2022. These conditions raise substantial doubt about the Company's ability to continue as a going concern.

Historically, we have financed our operations primarily through cash flows from bank borrowings, financing from issuance of convertible bonds, operating activities and proceeds from private placements and registered offerings. We expect that our existing cash and cash equivalents and cash flows from operating and financing activities will be sufficient to meet our anticipated working capital requirements and capital expenditures for at least the next 12 months. However if we failed to achieve the goal, we may need additional financing to repay debt obligation and execute our business plan, and we may not be able to obtain the necessary additional capital on a timely basis, on acceptable terms, or at all. Without access to sufficient level of capital from operations or through bank borrowings or other sources, we may not be able to execute our growth strategy or pursue additional projects, or may not even be able to satisfy repayment requirements on our borrowings. These uncertainties may create concerns for our creditors, suppliers, customers and other counterparties, and cause them to make it more difficult for us to raise our financing, conduct our business and meet our debt and other obligations.

Although we have formulated a plan as summarized under Note 2 to our consolidated financial statements appearing elsewhere in this annual report to continue implementing various measures to boost revenue and control the cost and expenses within an acceptable level, and other measures including negotiate with potential buyers for sales of Solar PV projects, obtain equity financing from certain subsidiaries’ initial public offering and seek credit facilities, we cannot assure you that we will be able to successfully execute this plan. The amount of liquidity that we need may be greater than we currently anticipate as a result of additional factors and events beyond our control, such as global economic slowdown, potential financial crises globally or in any region where we conduct a significant portion of our business, changes in the regulatory and business environments, including international trade-related sanctions, which may prevent us from operating normally or from effectively competing in the PV industry. All of these and other factors and occurrences may increase our cash requirements and make us unable to satisfy repayment requirements on our borrowings.

We have recognized the fact that additional actions were needed to reposition our operations to minimize our cash outflows. Therefore, we undertook a number of initiatives in order to conserve or generate cash on an incremental basis in 2021. For a detailed discussion of these initiatives and strategies, please see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—B. Liquidity and Capital Resources— Capital Resources and Material Known Facts on Liquidity.”

However, there is no assurance that these initiatives and strategies will be successfully implemented, or even if successfully implemented, our cash position and our operational efficiency will be improved. In the event that our business initiatives and strategies do not achieve the expected results, our business, financial conditions, results of operations and liquidity position may be materially and adversely affected. Furthermore, we have identified several business related risk factors, such as compliance with laws and regulations, contingent liabilities arising from litigations, suspected related party transactions and unusual transactions, which could cause cash position to further deteriorate.

We are in default on a number of our obligations, which could result in our being forced to cease operations if we are unable to reach satisfactory settlement with applicable counterparties.

We have outstanding convertible bonds of $35.0 million under a convertible bond agreement (“Convertible Bond Agreement”) with certain bond holders, which were defaulted in June 2016 and not repaid through December 31, 2021.

If we are unable to reach satisfactory settlement with applicable counterparties, we could be forced to cease operations.

Our substantial indebtedness could adversely affect our business, financial condition and results of operations.

We require a significant amount of cash to meet our capital requirements and fund our operations, including payments to suppliers for PV modules and components and to banks for project loans. As of December 31, 2021, we had $9.1 million in outstanding short-term borrowings (and the current portion of long-term borrowings) and $12.8 million in outstanding long-term borrowings (excluding the current portion).

Our existing debt may have significant consequences on our operations, including:

·	reducing the availability of our cash flow to fund working capital, capital expenditures, acquisitions and other general corporate purposes as a result of our debt service obligations;

·	limiting our ability to obtain additional financing;

·	making us more vulnerable to changes in our business, our industry and the general economy;

·	potentially increasing the cost of any additional financing; and

·	limiting our ability to make future acquisitions.

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

Our management has identified material weaknesses in our internal control over financial reporting and we may not be able to remediate these weaknesses. Additionally, our management may identify material weaknesses in the future that could adversely affect investor confidence, impair the value of our securities and increase our cost of raising capital.

Our independent registered public accounting firm has conducted an audit of our internal control over financial reporting. In the course of auditing our internal control, we and our independent registered public accounting firm identified certain material weaknesses in our internal control over financial reporting, and concluded that our disclosure and internal controls and procedures were not effective as of December 31, 2021. See “Item 9A. Controls and Procedures” for more information. There can be no assurance as to how quickly or effectively we can remediate the material weaknesses in our internal control over financial reporting or that additional material weaknesses will not be identified in the future.

Any failure to remedy additional weaknesses or deficiencies in our internal control over financial reporting that may be discovered in the future or to implement new or improved controls, or difficulties encountered in the implementation of such controls, could harm our operating results, cause us to fail to meet our reporting obligations or result in material misstatements in our financial statements. Any such failure could, in turn, affect the future ability of our management to certify that our internal control over financial reporting is effective. Ineffective internal control over financial reporting could also subject us to the scrutiny of the SEC and other regulatory bodies which could cause investors to lose confidence in our reported financial information and subject us to civil or criminal penalties or shareholder litigation, which could have an adverse effect on the trading price of our securities.

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

The industry experience, expertise and contributions of our chairman, Mr. Xiaofeng Peng, is essential to our continuing success. We will continue to rely on our senior management, regional management and other key employees to manage our business operations and implement our growth plans. If they cannot work together effectively or efficiently, our business may be severely disrupted. If one or more of our senior or regional management personnel were unable or unwilling to continue to hold their present positions, we might not be able to recruit, train and retain personnel with comparable qualifications, and our results of operations and financial condition may be materially and adversely affected.

Our qualified and experienced project development teams are critical to our success. We may not be able to continue to attract, train and retain qualified personnel, including executive officers, project development personnel, project management personnel and other key personnel with the necessary experience and expertise. In particular, as we enter into new markets, we face challenges to recruit and retain qualified personnel who are familiar with local regulatory regimes and have adequate experiences in project development and operations. In particular, we have experienced a lack of accounting personnel with an appropriate level of knowledge and experience in U.S. GAAP.

There is substantial competition for qualified personnel in the industries we operate. Our competitors may offer more competitive packages or otherwise attract our personnel. Our costs to retain qualified personnel may also increase in response to competition. If we fail to continue to attract and retain a sufficient number of personnel with suitable managerial, technical or marketing expertise, our business operations could be adversely affected and our future growth and expansions may be inhibited.

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

For the past few years, we have expanded our global project development business under our independent power producer model, or IPP model, or our build-and-transfer model, or BT model, by ramping up our portfolio of solar projects. We entered into EV industry and roofing and solar system installation industry by acquiring Phoenix and certain assets of PDI in 2019 and 2020. This limited operating history may not be a reliable indicator of our future performance.

Given our limited operating history under the current business model, we may not be able to ascertain and allocate the appropriate financial and human resources necessary to grow these new business areas. We may invest considerable capital into growing these businesses but fail to address market or customer demands or otherwise fail to achieve satisfactory financial return. In particular, our results of operations, financial condition and future success depend largely on our ability to continue to identify suitable projects that complement our solar project pipeline through acquisitions and secondary development, as well as our ability to obtain the required regulatory approvals, financing and cost-effective construction services for these acquisitions. We must also sustainably manage and operate the solar projects that we acquire, develop and hold under our IPP model, or successfully identify buyers for solar projects under our BT model  . The success of our EV business depends on the development of new drive systems and new vans to attract customers, the supply of EV components and batteries as well as the government policies and incentives. For the new acquired roofing and solar system installation, we must compete and obtain contracts from customers, and have the ability the install and connect the roof solar. In addition, in expanding into these new business areas, we may be competing against companies that have substantially more experience than we do. If we are unable to achieve growth in these new business areas, our overall growth and financial performance may be inferior to our competitors and our operating results could be adversely impacted.

Period-to-period comparisons of our operating results and our results of operations for any period should not be relied upon as an indication of our performance for any future period. We have incurred net losses since our inception, and, as of December 31, 2021, we had an accumulated deficit of approximately $637.4  million. We may not be able to achieve or maintain profitability in the near future.

We conduct our business in diverse locations around the world and are subject to economic, regulatory, social and political risks internationally and in the regions where we operate.

We currently conduct our business operations in the U.S., Japan, U.K., Greece, Italy, Australia and Canada, and as of March 30, 2022, we own and operate 16.8 MW of solar projects and have 19.95 MW of solar projects under construction across the world. Our business is therefore subject to diverse and constantly changing economic, regulatory, social and political conditions in these markets.

 Operating internationally exposes us to a number of risks globally and in each of the markets where we operate, including, without limitation:

·	global economic and financial conditions, including the stability of credit markets, foreign currency exchange rates and their fluctuations;

·	the supply and prices of other energy products such as oil, coal and natural gas in the relevant markets;

·	changes in government regulations, policies, taxes and incentives, particularly those concerning the electric utility industry and the solar industry;

·	reconciling heterogeneous, complex or contradictory regulations across different jurisdictions, international trade policies, including trade restrictions, embargoes and local sourcing or service requirements;

·	political risks, including risks of expropriation and nationalization of assets, potential losses due to civil unrests, acts of terrorism and war, regional and global political or military tensions, strained or altered foreign relations;

·	compliance with diverse and complex local environmental, safety, health, labor and other laws and regulations, which can be onerous and costly, as the magnitude, complexity and continuous amendments to the laws and regulations are difficult to predict and liabilities, costs, obligations and requirements associated with these laws and regulations may be substantial;

·	dependence on local governments, utility companies and other entities for electricity, water, telecommunications, transportation and other utilities or infrastructure needs;

·	difficulties associated with local operating and market conditions, particularly regarding customs, taxation and labor;

·	difficulties for our senior management to effectively supervise local management teams in diverse locations;

·	increased difficulty in protecting our intellectual property rights and heightened risk of intellectual property disputes;

·	failure of our contractual counter-parties to honor their obligations to us, and potential disputes with regulatory authorities, customers, contractors, suppliers, local residents or communities;

·	obtaining fair access and legal remedies or benefits through local judicial or administrative bodies; and

·	failure to adapt to effectively to local competitive environments.

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

Risks Related to Our Solar Projects Business

The reduction, modification, delay or discontinuation of government subsidies and other economic incentives for the solar industry may reduce the profitability or viability of our solar projects and materially adversely affect our business.

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

Government subsidies and incentives vary by geographic market. The availability and size of such subsidies and incentives depend, to a large extent, on political and policy developments relating to environmental concerns and other macro-economic factors. These government subsidies and incentives are expected to gradually decrease in scope or be discontinued as solar power technology improves and becomes more affordable relative to other types of energy. Reductions have occurred in certain countries where we have operations, and subsidies and incentives may be further reduced or discontinued in countries where we currently or intend to operate. Reductions may apply retroactively to existing solar projects, which could significantly reduce the value of our existing solar projects and other businesses. Even if reductions in government subsidies and economic incentives apply only to future solar projects, our operations in that country could be materially and adversely affected as we would not be able to leverage our existing presence to drive further growth. Moreover, certain solar subsidies and incentives are designed to expire or decline over time, are limited in total funding, require renewal from regulatory authorities or impose certain investment or performance criteria on our business partners or us, which we may not be able to satisfy. In addition, we may not be able to upgrade our technologies rapidly enough to compensate for foreseeable reductions in government subsidies and incentives. As a result, a significant reduction in the scope or discontinuation of government incentive programs in our existing and target markets could have a material adverse effect on our business, financial condition, results of operations and prospects.

The significant period of time between our upfront investments in solar projects and their commencement of revenue generation could materially and adversely affect our liquidity, business and results of operations.

There is a significant gap between the time that we make significant upfront investments in the solar projects and the time that we receive any revenue from the electricity generated by these solar projects after grid connection (under our IPP model) or from the sale of these projects (under our BT model). These upfront investments include, among others, legal, accounting and other professional fees, costs associated with feasibility studies and due diligence, payments for land use rights, construction costs, government permits and deposits for grid connection agreements and PPAs, none of which may be refundable if a project fails to achieve completion. We have historically relied on private placements, bank loans and financial leases to cover costs and expenses incurred during project development.

In particular, there could be an especially long gap between the initial assessment of a project, the first steps of acquiring land use rights and negotiating interconnection agreements and the obtaining of governmental approvals for construction. Acquisition of land use rights can be particularly time-consuming if we are engaged in primary development and need to negotiate with land owners or government entities. The significant development time increases the risk for adverse events during such process, whether they be economic, environmental, political, social or otherwise, that could cause further delays in project development or increase the overall development costs. Due to such adverse developments or unanticipated delays, we may be unable to recoup our initial investment in the solar projects, which may materially and adversely affect our liquidity, profitability and results of operations.

In addition, we will need to hire and train additional project development personnel to manage our growing portfolio of IPP and BT projects. If we are unable to manage our growth effectively, we may not be able to take advantage of market opportunities, execute our business strategies successfully or respond to competitive pressures. As a result, our business, prospects, financial condition and results of operations could be materially and adversely affected.

The market for solar project development is highly competitive.

There is currently intense competition in the solar industry, particularly in the downstream project development segment. Solar projects encounter competition from utilities, industrial companies and other independent power producers. In recent years, there has been increasing competition for the award of PPAs, which has in some markets resulted in an excess supply above designated reserve margins and has been contributing to the declining electricity prices in many markets. In light of these conditions, we may not be able to obtain PPAs for our new solar projects under our IPP model, and we may not be able to renew PPAs on the same terms and conditions upon expiration, particularly in terms of securing an electricity sale price that enables profitable operation or the sale of a project at anticipated value, if at all.

We have expanded our business to include global project development and may not have the same level of expertise and customer base as our competitors, which may affect our ability to successfully establish our presence in the global market. Our current or potential competitors may have greater operational, financial, technical, market share, scale, management or other resources than us in our existing or target markets. Our competitors may also enter into strategic alliances with other competitors to our detriment, or may ally with our suppliers or contractors, thereby limiting our procurement choices and our flexibility in project development. Our current or potential competitors may offer PV solutions comparable or superior to ours at the same or lower prices, or adapt more quickly to industry trends than we do. Increased competition may result in price reductions, reduced profit margins and loss of market share.

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

Our solar projects have short operating histories and may not perform up to our expectations.

The projects in our solar project portfolio are relatively new with expected operating life of more than 20 years. The majority of our projects in operation as of December 31, 2021 commenced operations since 2014. In addition, the projects we acquire in the future may not have commenced construction or operation or otherwise have a limited operating history. As a result, our assumptions and estimates regarding the future performance of these projects are, and will be, made without the benefit of a meaningful operating history, which may impair our ability to accurately assess the potential profitability of the projects. The performance of these projects will also be subject to risks inherent in newly constructed renewable energy projects, including breakdowns and outages, latent defects, equipment that performs below our expectations and system failures. Failure of some or all of our projects to perform up to our expectations could have a material adverse effect on our business, financial condition and results of operations.

Our results of operations may be subject to fluctuations.

Before we achieve economies of scale in terms of our IPP projects and receive steady electricity generation income, our revenue in a given period will depend on the number of solar projects sold under our BT model and sale of PV modules and solar component, and therefore is subject to significant fluctuations. For instance, we may generate a significant portion of our revenues from the one-time sale of solar projects for certain periods. Moreover, certain aspects of our operations will also be subject to seasonal variations. For example, we may schedule significant construction activities to connect solar projects to the grids prior to a scheduled decrease in FIT rates in order to qualify for more favorable FIT policies.

We act as the general contractor for our customers for the provision of EPC services, and are subject to risks associated with construction, delays and other contingencies, which could have a material adverse effect on our reputation, business and results of operations.

Historically, we have generated a significant portion of our revenue from the provision of EPC services. We generally enter into fixed-price EPC contracts under which we act as the general contractor for our customers in connection with the installation of their solar power systems. All essential costs are estimated at the time of entering into the EPC contracts for a particular project, and are reflected in the overall fixed-price that we charge our customers. These cost estimates are preliminary and may or may not be covered by contracts between us or our subcontractors, suppliers or other parties to the project. In addition, we engage qualified and licensed subcontractors for the construction of our EPC projects. Shortages of such skilled labor could significantly delay a project or otherwise increase our costs. Should miscalculations in project planning or delay in execution occur (including those due to unexpected increases in inflation, commodity prices or labor costs), we may not be able to achieve our expected margins or recover our costs.

In addition, our EPC contracts generally provide for performance milestones. Delays in supply of PV module or components, construction delays, unexpected performance problems in electricity generation or other events may cause us to fail to meet these performance criteria, resulting in unanticipated and severe revenue and earnings losses and financial penalties. If we are unable to complete the development of a solar project, or fail to meet one or more agreed target construction milestone dates, any agreed upon system-level capacity or energy output guarantees or warranties (including, for some projects, twenty-five year performance warranties) or other terms under our EPC contracts, or the solar projects we develop cause grid interference or other damage, we may be subject to termination of such contracts or significant damages, penalties and/or other obligation under the EPC agreements or other agreements relating to the projects (including obligations to repair, replace and/or supplement additional modules and balance of system materials for the projects), particularly if our liabilities are not capped under the terms of such agreements, and we may not be able to recover our investment in the project. The occurrence of any of these events could have a material adverse effect on our reputation, business and results of operations.

We generally recognize revenue from EPC services on a “cost-based input method” and payments are due upon the achievement of contractual milestones and any delay or cancellation of a project could adversely affect our business.

We generally recognize revenue from our EPC services on a “cost-based input method,” and as a result, revenues from our EPC services are driven by the performance of our contractual obligations, which is in turn generally driven by timelines of the installation of solar power systems at customer sites. Such arrangement could result in unpredictability of revenue and in the near term, a revenue decrease. As with any project-related business, there is potential for delays within any particular customer project. Variation of project timelines and estimates may impact our ability to recognize revenue in a particular period. In addition, certain EPC contracts may provide for payment milestones due at specified stages throughout the development of a project. Because we must invest substantially in a project in advance of achieving these milestones and receiving payments, delay or cancellation of a project could adversely affect our business and results of operations.

We may be subject to product or strict liability claims if the provision of our EPC services or the solar projects we sell result in injury or damage, and we have limited insurance coverage to protect against such claims, as well as losses that may result from business interruptions or natural disasters.

Solar projects are highly sophisticated and generate and transfer large volumes of electric charge with the potential to harm or kill, whether by improper installation or other causes. We are therefore exposed to an inherent risk of product liability claims or class action suits in the event that the installation of the solar power systems during the provision of our EPC services, or the solar projects we sell under our BT model, results in injury or damage, and we may even be liable in some jurisdictions under a strict liability theory, where liability holds even if we are not negligent or at fault. Moreover, to the extent that a claim is brought against us, we may not have adequate resources to defend ourselves. We rely on our general liability insurance to cover product liability and other liability claims and have not separately obtained product liability insurance. The unfavorable settlement of product or strict liability claims against us could result in significant monetary damages and significant payments in excess of our insurance coverage could have a materially adverse effect on our financial results. Any such business disruption could result in substantial costs and diversion of resources.

We may be subject to unforeseen costs, liabilities or obligations when providing O&M services.

We provide ongoing O&M services to third-party solar projects under fixed-price long-term service agreements, pursuant to which we generally perform all scheduled and unscheduled maintenance and operating and other asset management services for the system. Our costs to perform these services are estimated at the time of entering into the O&M agreement for a particular project, and these are reflected in the fixed-price that we charge our customers under the O&M agreement. Should miscalculations in estimating these costs occur (including those due to unexpected increases in inflation or labor costs), our O&M services may not be profitable and our growth strategy and results of operations could be adversely affected. Because of the long-term nature of these O&M agreements, the adverse impacts on results of operations could be significant, particularly if our liabilities are not capped or subject to an above- market liability cap under the terms of the O&M agreement. In addition, we may be subject to substantial costs, liabilities or obligations in the event that the solar projects we maintain and operate do not meet any agreed-upon system-level availability or performance warranties.

Warranties provided by our suppliers and contractors may be limited or insufficient to compensate for our losses, or may not cover the nature of our losses incurred.

We expect to benefit from various warranties, including product quality and performance warranties, provided by our suppliers and contractors. These suppliers and contractors, however, may file for bankruptcy, cease operations or otherwise become unable or unwilling to fulfill their warranty obligations. Even if a supplier fulfills its warranty obligations, the warranty may not be sufficient to compensate us for all of our losses. In addition, the warranty for inverters and transformers generally expire after 5 to 10 years from the date such equipment is delivered or commissioned and is subject to liability limits. Where damages are caused by defective products provided by our suppliers or construction services delivered by our contractors, our suppliers or contractors may be unable or unwilling to perform their warranty obligations as a result of their financial conditions or otherwise. Or if the warranty has expired or a liability limit has been reached, there may be a reduction or loss of warranty protection for the affected projects, which could have a material adverse effect on our business, financial condition and results of operations.

Solar energy generation depends heavily on suitable meteorological conditions. If weather conditions are unfavorable, our power generation output, and therefore the revenue from our solar projects, may be substantially below our expectations.

The electricity produced and revenues generated by solar projects are highly dependent on suitable solar conditions and associated weather conditions. Such conditions are beyond our control. Furthermore, components of these generation systems, including solar panels and inverters, can be damaged by severe weather, such as heavy snowstorms, hailstorms, ice storms, lightning strikes, extreme winds, earthquakes or tornadoes. Replacement and spare parts for key components may be difficult costly or unavailable. Unfavorable weather and atmospheric conditions could reduce the electricity output of our solar projects to below projected generation, damage or impair the effectiveness of our projects or require shutdown of key equipment, impeding operation of our projects and our ability to achieve forecasted revenues and cash flows.

The amount of electricity solar projects produce is dependent in part on the amount of sunlight, or insolation, where the projects are located. Because shorter daylight hours in winter months results in less insolation, the generation of particular projects will vary depending on the season.

We base our investment decisions with respect to solar power generation assets on the findings of related solar studies conducted prior to construction or based on historical conditions at existing projects. However, actual climatic conditions at an asset site may not conform to the findings of these studies. For example, unexpected development of climate conditions that was not taken into consideration during the investment decision-making process, such as smog and sand storms may significantly reduce the solar power generation. Therefore, our solar projects may not meet anticipated production levels or the rated capacity of our projects, which could adversely affect our business, financial condition, results of operations and cash flows.

The operation of solar projects involves significant inherent risks and hazards that could have a material adverse effect on our business, financial condition, results of operations and cash flows.

The operation of solar projects involves numerous hazardous activities, including delivering electricity to transmission and distribution systems. We are subject to natural disasters such as earthquakes, floods, snow obscuration, high temperatures, lightning, hurricanes, long-term climate changes, volcanoes and wind risks, as well as other inherent risks affecting resource availability such as fire, explosion, soil and ice buildup, structural collapse and equipment failure. Moreover, we may suffer from negligent acts by our PPA counterparties or other third parties. Our rooftop projects could cause damage to the building roof, resulting in claims due to water damages or replacement of roofing materials. These and other hazards can cause significant personal injury or loss of life, severe damage to, and destruction of, property and equipment and contamination of, or damage to, the environment, wildlife takes or fatalities and suspension of operations. The occurrence of any of these events may result in lawsuits against us asserting claims for substantial damages, including for environmental cleanup costs, personal injury and property damage and fines and/or penalties.

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

If we fail to properly operate and maintain our solar projects, these projects may experience decreased performance, shortened operating life or shut downs. Our solar projects may also require periodic upgrading and improvement. Changes in our own operation or local conditions may increase the costs of operating the project, including costs related to labor, equipment, insurance and taxes. If we cause damage to third parties, we may become liable for the consequences of any resulting damage. We may also experience equipment malfunction or failure, leading to unexpected maintenance needs, unplanned outages or other operational issues. In addition, inconsistencies in the quality of solar panels, PV modules, balance-of-system components or maintenance services for our solar projects may affect the system efficiency of our projects.

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

We may encounter unexpected difficulties when developing solar power projects.

The development of solar projects involves numerous risks and uncertainties and require extensive research, planning and due diligence. Before we can determine whether a solar project is economically, technologically or otherwise feasible, we may be required to incur significant capital expenditure for land and interconnection rights, preliminary engineering, permitting, legal and other work. Success in developing a particular solar project is contingent upon, among others:

·	securing the rights to suitable project locations with access to the grid, necessary rights of way, and satisfactory land use permissions;

·	rezoning land, as necessary, to support a solar project;

·	negotiating and receiving on schedule the required permits and approvals for project development from government authorities;

·	completing all required regulatory and administrative procedures needed to obtain permits and agreements;

·	obtaining rights to interconnect the solar project to the grid or to transmit energy;

·	paying interconnection and other deposits, some of which are non-refundable;

·	negotiating favorable payment terms with module and other equipment suppliers and contractors;

·	signing PPAs or other off-take arrangements that are commercially acceptable and adequate for providing financing;

·	obtaining construction financing, including debt financing and equity contributions, as appropriate; and

·	satisfactorily completing construction on schedule.

Successful completion of a particular solar project may be adversely affected by numerous factors, including, without limitation:

·	unanticipated delays or changes in project plans;

·	changes to laws and regulations requiring additional permits, licenses and approvals, or difficulties in obtaining and maintaining existing governmental permits, licenses and approvals;

·	the inability to obtain adequate financing with acceptable terms;

·	unforeseeable engineering problems, construction or other unexpected delays and contractor performance issues;

·	delays, disruptions or shortages of the supply of labor, equipment and materials, including work stoppages;

·	defective PV module or other components sourced from our suppliers;

·	adverse weather, environmental and geological conditions, force majeure and other events out of our control; and

·	cost overruns due to any one or more of the foregoing factors.

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

We source PV modules and other balance-of-system components from a wide selection of third-party suppliers and engage third-party contractors for the construction of solar projects. We typically enter into contracts with our suppliers and contractors on a project-by-project basis and do not maintain long-term contracts with our suppliers or contractors. Therefore, we are generally exposed to price fluctuations and availability of PV modules and balance-of-system components sourced from our suppliers and construction services procured from our contractors. For example, in light of changing market dynamics and government policies, the price and availability of PV modules have been subject to significant volatility in recent years. Increases in the prices of PV modules or balance- of-system components, decreases in their availability, fluctuations in construction, labor and installation costs, or changes in the terms of our relationship with our suppliers and contractors may increase the cost of procuring equipment and engaging contractors and hence materially adversely affect our financial condition and results of operations.

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

We engage third-party contractors for the construction of solar projects. Construction of solar projects involves numerous risks and uncertainties, and may be adversely affected by circumstances outside of our control, including seasonal changes, inclement weather, failure to receive regulatory approvals on schedule or third-party delays in supplying PV modules or other materials. We may not be able to negotiate satisfactory construction agreements with third-party contractors, or our third-party contractors may not be able to contract with their subcontractors on a timely basis. In addition, if our contractors fail to adhere to our quality standards or otherwise fail to meet their contractual obligations, or if there is a shortage of contractors or labor strikes that prevents our contractors from completing their construction work on schedule or within budget, the solar projects may experience significant delays or cost overruns. Increases in the prices of solar products and components may also increase our procurement costs. Labor shortages, work stoppages and labor disputes could significantly delay a project or otherwise increase our costs. In addition, delays in obtaining or failure to obtain required construction permits could also delay or hinder the construction of our solar projects. A lack of proper construction permits, or post-construction approvals could delay or prevent our solar projects from commencing operation and connecting to the grid.

We may not be able to recover any of our losses resulting from construction cost overruns or delays. In addition, since the FIT applicable to a solar project generally depends on its lead time to grid connection, construction and connection delays may lead to a lower-than-expected FIT, which would adversely affect the long-term value and potentially the viability of the project. Many PPAs also require our solar projects to connect to the grid by a certain date. If the construction of solar project is significantly delayed, we may be in violation of our PPAs or may only be entitled to reduced FIT payments, if at all. A reduction or forfeiture of FIT payments would materially and adversely affect the profitability for a solar power project. Any of the above contingencies could lead to our failure to generate expected return from our solar projects and result in unanticipated and significant revenue and earnings losses.

The solar industry faces competition from both conventional power industries and other renewable power industries.

The solar industry faces intense competition from all other players within the energy industry, including both conventional energy providers such as nuclear, natural gas and fossil fuels and other renewable energy providers, such as geothermal, hydropower, biomass, wind and nuclear energy. Other energy sources may benefit from innovations that reduce their costs and increase safety, and therefore improve their competitiveness. New natural resources may be discovered, or global economic, business or political developments may disproportionately benefit conventional energy sources or other renewable energy sources at the expense of solar. Governments may strengthen their support for other renewable energy sources and reduce their support for the solar industry. Changes in supply and demand of conventional energy sources or other energy sources may reduce the cost of such sources and render solar power less attractive. The decline in oil prices would adversely impacted the competitiveness of solar energy. Failure for our customers, other business partners or us to compete with the providers of other energy sources may materially and adversely affect our business, results of operations and financial condition.

We may not be able to acquire additional solar projects to grow our project portfolio or effectively integrate or realize the anticipated benefits of our acquisitions.

Our current business strategy includes plans to further increase the number of solar projects we own and operate. We have significantly expanded our operations through acquisitions of solar projects across different development stages in Japan, the U.S., the U.K., Greece and Italy, and we may acquire additional businesses, products or technologies or enter into joint ventures or other strategic initiatives in the future. Accordingly, our ability to execute our expansion strategies depends on our ability to identify suitable investment or acquisition opportunities, which is subject to numerous uncertainties. We may not be able to identify favorable geographical markets for expansion or assess local demand for solar power, identify a sufficient number of projects as contemplated, or secure project financing and refinancing on reasonable terms for the contemplated acquisitions. In addition, our competitors may have substantially greater capital and other resources than we do, and may be able to pay more for the acquisition targets we identify and may be able to identify, evaluate, bid for and acquire a greater number of projects than our resources permit.

Furthermore, we may not realize the anticipated benefits of our acquisitions and each transaction involves numerous risks, including, among others:

·	difficulty in assimilating the operations and personnel of the acquired business;

·	difficulty in effectively integrating the acquired assets, technologies or products with our operations;

·	difficulty in maintaining controls, procedures and policies during the transition and integration;

·	disruption of our ongoing business and distraction of our management from daily operations;

·	inability to retain key technical and managerial personnel and key customers, suppliers and other business partners of the acquired business;

·	inability to achieve the financial and strategic goals for the acquired and combined businesses as a result of insufficient capital resources or otherwise;

·	incurring acquisition-related costs or amortization costs for acquired intangible assets that could impact our operating results;

·	potential failure of the due diligence processes to identify significant issues with product quality, legal and financial liabilities, among others;

·	potential failure to comply with local regulatory requirements or to obtain construction, environmental and other permits and approvals from governmental authorities in a timely manner or at all, which could delay or prevent such acquisitions; and

·	potential failure to connect the acquired solar projects to the local grid on schedule and within budget, to ensure sufficient grid capacity for the life of the solar projects, or to collect FIT payments and other economic incentives as expected from local government authorities.

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

The development, construction and operation of solar projects are highly regulated. We conduct our operations in many jurisdictions and are subject to different laws and regulations, including national and local regulations relating to building codes, taxes, safety, environmental protection, utility interconnection, metering and other matters. Our establish subsidiaries also have operations in these countries and jurisdictions that are required to comply with various local laws and regulations. While we strive to work with our local counsel and other advisers to comply with the laws and regulations of each jurisdiction where we operate, there have been, and may continue to be, instances of non-compliances such as late filings of annual accounts with the appropriate governmental authorities, failure to notify governmental authorities of certain transactions, failure to hold annual meetings as required, failure to register director or address changes or other local requirements which may result in fines, sanctions or other penalties against our non-complying subsidiaries and its directors and officers. While we do not believe our past and continuing non-compliances, singularly or in the aggregate, will have a material adverse effect on our business, financial condition or results of operations, we cannot assure you that similar or other non-compliances will not occur in the future which may materially and adversely affect our business, financial condition or results of operations.

We are responsible for obtaining a variety of approvals, permits and licenses from various authorities for our solar projects. The procedures for obtaining such approvals, permits and licenses vary from country to country, making it onerous and costly to adhere to the varying requirements and standards of individual localities. Failure to obtain the required approvals, permits or licenses or to comply with the conditions associated therewith may result in fines, sanctions, suspension, revocation or non-renewal of approvals, permits or licenses, or even criminal liabilities, which could material and adversely affect our business, financial condition and results of operations. In addition, new government regulations pertaining to our business or solar projects may result in significant additional expenses. We cannot assure you that we will be able to promptly and adequately respond to changes of laws and regulations in various jurisdictions, or that our employees and contractors will act in accordance with our internal policies and procedures. Failure to comply with laws and regulations where we develop, own and operate solar projects may materially and adversely affect our business, results of operations and financial condition. The market demand for solar power is strongly influenced by government regulations and policies concerning the electric utility industry as well as by policies promulgated by electric utilities in each of the markets we operate. These regulations and policies often relate to electricity pricing and technical interconnection of electricity generation. Customer purchases of alternative energy sources, including solar power technology, could be deterred by these regulations and policies, which may significantly reduce the demand for our PV solutions. For example, without a regulatory-mandated exception for solar power systems, utility customers are often charged interconnection or standby fees for putting distributed power generation on the electric utility grid or limit the production capacity to the grid. The county-level government may also levy additional tax related to land use or potential plants recovery that was not initially included during the development or construction phase. These fees could increase, rendering solar power less cost competitive in these markets and our PV solutions less desirable.

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

If demand for solar projects develops more slowly than we anticipate, develops in ways inconsistent with our strategy, or fails to develop at all, our business, financial condition, results of operations and prospects could be materially and adversely affected.

The solar power market worldwide is at a relatively early stage of development compared to conventional power markets and other renewable power markets, such as that for hydropower. Thus, trends in the solar industry are based only on limited data and may be unreliable. Many factors may affect the demand for solar projects worldwide, including:

·	the cost and availability of project financing for solar projects;

·	fluctuations in economic and market conditions that improve the viability of competing energy sources;

·	the cost-effectiveness, performance and reliability of solar projects compared to conventional and other non-solar energy sources;

·	the availability of grid capacity allocated to solar power;

·	political opposition to solar power due to environmental, land use, safety or other local concerns;

·	the availability of government subsidies and incentives to support the development of the solar industry;

·	public perceptions of the utility, necessity and importance of solar power and other renewable energies;

·	the success of other alternative energy generation technologies, such as fuel cells, wind power and biomass; and

·	utility and grid regulations that present unique technical, regulatory and economic barriers to the development, transmission and use of solar energy.

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

The development of solar projects requires significant upfront cash investments, including the costs of permit development, construction and associated operations. Since 2014, we have been expanding our solar project portfolio primarily by acquiring solar projects across different development stages. Such expansion strategy requires significant upfront capital expenditures which, depending on the respective development stages of the acquired projects, may not be recouped for a significant period of time. As a result, we are required to pursue a wide variety of capital resources to fund our operations, including private placements, bank loans, financial leases and other third-party financing options.

Our ability to obtain sufficient financing is subject to a number of uncertainties, including:

·	our future financial condition, results of operations and cash flows;

·	the general condition and liquidity of global equity and debt capital markets;

·	local regulatory and government support for solar power in markets where we operate, such as through tax credits and FIT schemes;

·	the availability of credit lines from banks and other financial institutions;

·	economic, political, social and other conditions in the markets where we operate;

·	our level of indebtedness and ability to comply with financial covenants under our debt financing; and

·	tax and securities laws which may hamper our ability to raise capital.

Due to these or other reasons, we may not be successful in obtaining the required funds for future acquisitions. Furthermore, we may be unable to refinance our bank borrowings on favorable terms, or at all, upon the expiration or termination of our existing loan facilities. In addition, rising interest rates could adversely affect our ability to secure financing on favorable terms. Our failure in securing suitable financing sources in a timely manner or at all, or on commercially acceptable terms, could significantly limit our ability to execute our growth strategies or future acquisitions, and may have a material adverse effect on our business, financial condition, results of operations and cash flows.

Risks Related to Our PV Components Business

Debt and Collections Risks:

We may have to secure payments for certain consumer solar or battery sales but there is no assurance that such payments will be timely collected. We have also enhanced our collection efforts and undertaken various measures to collect outstanding payments from customers and may suffer damages as a result of legal actions and other payments due to us.

We currently conduct our business operations in Australia. We are in approximately 9 locations in Australia including offices/warehouse and storage facilities. Our business is therefore subject to diverse and constantly changing economic, regulatory, social and political conditions in these areas including the following:

·	local, national and international economic and financial conditions, including the stability of credit markets, foreign currency exchange rates and their fluctuations;

·	the supply and prices of construction materials and other energy products such as oil, coal and natural gas in their relevant markets;

·	changes in government regulations, policies, taxes and incentives, particularly those concerning the electric utility industry, the solar industry and the construction industry;

·	reconciling heterogeneous, complex or contradictory regulations across different jurisdictions, international trade policies, including trade restrictions, embargoes and local sourcing or service requirements;

·	political risks, including risks of expropriation and nationalization of assets, potential losses due to civil unrests, acts of terrorism and war, regional and global political or military tensions, strained or altered foreign relations;

·	compliance with diverse and complex local environmental, safety, health, labor and other laws and regulations, which can be onerous and costly, as the magnitude, complexity and continuous amendments to the laws and regulations are difficult to predict and liabilities, costs, obligations and requirements associated with these laws and regulations may be substantial;

·	dependence on local governments, utility companies and other entities for electricity, water, telecommunications, transportation and other utilities or infrastructure needs;

·	difficulties associated with local operating and market conditions, particularly regarding customs, taxation and workforce labor;

·	difficulties for our senior management to effectively supervise local management and installation teams in diverse locations;

·	increased difficulty in protecting our intellectual and privacy property rights and heightened risk of intellectual property disputes;

·	failure of our contractual counter-parties to honor their obligations to us, and potential disputes with regulatory authorities, customers, contractors, suppliers, local residents or communities;

·	obtaining fair access and legal remedies or benefits through local judicial or administrative bodies; and

·	failure to adapt to effectively to local competitive environments.

Our sales may be subject to risks associated with construction, delays and other contingencies, which could have a material adverse effect on our reputation, business and the results of operations.

Historically, we have generated a significant portion of our revenue from sales of PV products. We generally enter into a sales contract under which we act as the supplier in connection with the supply of solar and battery systems. In addition, delays in supply of PV module or components, construction delays, pandemic delays, labor, unexpected performance problems in electricity generation or other events may cause us unanticipated and severe revenue and earnings losses and financial penalties.

 We rely on suppliers when selling our solar and battery products and may see delays and/or cancellations.

We source PV modules and other balance-of-system components from a wide selection of third-party suppliers. Therefore, we are generally exposed to price fluctuations and availability of PV modules and balance-of-system components sourced from our suppliers. For example, in light of changing market dynamics and government policies, the price and availability of PV modules and other solar materials have been subject to significant volatility in recent years. Increases in the prices of PV modules or balance-of-system components, decreases in their availability, fluctuations in construction, labor and installation costs, or changes in the terms of our relationship with our third party installers and suppliers may increase the cost of procuring equipment and hence materially adversely affect our financial condition and results of operations.

Warranties provided by our third party installers and contractors may be limited or insufficient to compensate for our losses, or may not cover the nature of our losses incurred.

We expect to benefit from various warranties, including product quality and performance warranties, provided by our installers and contractors. These suppliers and contractors, however, may file for bankruptcy, cease operations or otherwise become unable or unwilling to fulfill their warranty obligations. Even if a supplier fulfills its warranty obligations, the warranty may not be sufficient to compensate us for all of our losses. In addition, the warranty for inverters and transformers may expire after such equipment is delivered or commissioned and/or is subject to liability limits. Where damages are caused by defective products provided by our suppliers or construction services delivered by our contractors, our suppliers or contractors may be unable or unwilling to perform their warranty obligations as a result of their financial conditions or otherwise. Or if the warranty has expired or a liability limit has been reached, there may be a reduction or loss of warranty protection for the affected projects, which could have a material adverse effect on our business, financial condition and results of operations.

We may be subject to product or strict liability claims if the provision of our services or the solar projects we sell result in injury or damage, and we have limited insurance coverage to protect against such claims, as well as losses that may result from business interruptions or natural disasters.

Solar projects are highly sophisticated and generate and transfer large volumes of electric charge with the potential to harm or kill, whether by improper installation or other causes. We are therefore exposed to an inherent risk of product liability claims or class action suits in the event that the installation of the solar power systems during the provision of our services, or the solar projects we sell under our business model, results in injury or damage, and we may even be liable in some jurisdictions under a strict liability theory, where liability holds even if we are not negligent or at fault. Moreover, to the extent that a claim is brought against us, we may not have adequate resources to defend ourselves. We rely on our general liability insurance to cover product liability and other liability claims and have not separately obtained product liability insurance. The unfavorable settlement of product or strict liability claims against us could result in significant monetary damages and significant payments in excess of our insurance coverage could have a materially adverse effect on our financial results. Any such business disruption could result in substantial costs and diversion of resources.

Risks Related to Our Residential Roofing and Solar Installation Business

The solar energy industry is an emerging market which is constantly evolving and may not develop to the size or at the rate we expect.

The solar energy industry is an emerging and constantly evolving market opportunity. We believe the solar energy industry will still take several years to fully develop and mature, and we cannot be certain that the market will grow to the size or at the rate we expect. Any future growth of the solar energy market and the success of our solar service offerings depend on many factors beyond our control, including recognition and acceptance of the solar service market by consumers, the pricing of alternative sources of energy, a favorable regulatory environment, the continuation of expected tax benefits and other incentives, and our ability to provide our solar service offerings cost-effectively. If the markets for solar energy do not develop to the size or at the rate we expect, our business may be adversely affected.

Solar energy has yet to achieve broad market acceptance and depends in part on continued support in the form of rebates, tax credits, and other incentives from federal, state and local governments. If this support diminishes materially, our ability to obtain external financing on acceptable terms, or at all, could be materially adversely affected. These types of funding limitations could lead to inadequate financing support for the anticipated growth in our business. Furthermore, growth in residential solar energy depends in part on macroeconomic conditions, retail prices of electricity and customer preferences, each of which can change quickly. Declining macroeconomic conditions, including in the job markets and residential real estate markets, could contribute to instability and uncertainty among customers and impact their financial wherewithal, credit scores or interest in entering into long-term contracts, even if such contracts would generate immediate and long-term savings.

Furthermore, market prices of retail electricity generated by utilities or other energy sources could decline for a variety of reasons, as discussed further below. Any such declines in macroeconomic conditions, changes in retail prices of electricity or changes in customer preferences would adversely impact our business.

We have historically benefited from declining costs in our industry, and our business and financial results may be harmed not only as a result of any increases in costs associated with our solar service offerings, but, also, by any failure of these costs to continue to decline as we currently expect. If we do not reduce our cost structure in the future, our ability to continue to be profitable may be.

Declining costs related to raw materials, manufacturing and the sale and installation of our solar service offerings have been a key driver in the pricing of our solar service offerings and, more broadly, customer adoption of solar energy. While, historically, the prices of solar panels and raw materials have declined, the cost of solar panels and raw materials could increase in the future, and such products’ availability could decrease, due to a variety of factors, including restrictions stemming from the COVID-19 pandemic, tariffs and trade barriers, export regulations, regulatory or contractual limitations, industry market requirements, and changes in technology and industry standards.

For example, the Company has historically purchased a portion of the solar panels used in our solar service offerings from overseas manufacturers. In January 2018, in response to a petition filed under Section 201 of the Trade Act of 1974, Former President Trump imposed four-year tariffs on imported solar modules and imported solar cells not assembled into other products (the “Section 201 Module Tariffs”) that apply to all imports above a 2.5 gigawatts (GW) annual threshold. The Section 201 Module Tariffs were 30% in 2018 and stepped down by 5% annually in the second, third and fourth years. In October 2020, a proclamation was issued to increase the tariff from 15% to 18% for 2021, the final year under the original Sec. 201 proclamation imposing the tariffs. Additionally, the U.S. Trade Representative (USTR) was authorized to file a petition to extend the Sec. 201 tariffs, a decision on which could be made in the coming months.

The United States and China each imposed additional new tariffs in 2018 on various products imported from the other country. These include an additional 25% tariff on solar panels and cells that are manufactured in China and a tariff on inverters, certain batteries and other electrical equipment initially set at 10%. In May 2019, the 10% tariff was increased to 25%, and the Trump administration threatened additional incremental increases. The United States also has, from time to time, announced potential tariffs on goods imported from other countries. We cannot predict what actions may ultimately be taken with respect to tariffs or trade relations between the United States and other countries, what products may be subject to such actions, or what actions may be taken by the other countries in retaliation. The tariffs described above, the adoption and expansion of trade restrictions, the occurrence of a trade war, or other governmental action related to tariffs, trade agreements or related policies have the potential to adversely impact our supply chain and access to equipment, our costs and ability to economically serve certain markets. Any such cost increases or decreases in availability could slow our growth and cause our financial results and operational metrics to suffer. We cannot predict whether and to what extent U.S. trade policies will change under the Biden administration and cannot ensure that additional tariffs or other restrictive measures will not continue or increase.

Other factors may also impact costs, such as our choice to make significant investments to drive growth in the future.

We face competition from traditional energy companies as well as solar and other renewable energy companies.

The solar energy industry is highly competitive and continually evolving, as participants strive to distinguish themselves within their markets and compete with large utilities. We believe that our competitors include utilities that supply energy to homeowners by traditional means. We compete with these utilities primarily based on price, predictability of price, and the ease by which homeowners can switch to electricity generated by our solar service offerings. If we cannot offer compelling value to customers based on these factors, then our business and revenue will not grow. We also compete with traditional installers who face similar challenges.

The production of solar energy depends heavily on suitable meteorological and environmental conditions. If meteorological or environmental conditions are unexpectedly unfavorable, the electricity production from our solar service offerings may be below our customers’ expectations, reducing the attractiveness of our offerings compared with traditional energy suppliers.

Utilities generally have substantially greater financial, technical, operational and other resources than we do. As a result of their greater size, utilities may be able to devote more resources to the research, development, promotion and sale of their products or respond more quickly to evolving industry standards and changes in market conditions than we can. Furthermore, these competitors are able to devote substantially more resources and funding to regulatory and lobbying efforts.

Utilities could also offer other value-added products or services that could help them compete with us even if the cost of electricity they offer is higher than ours. In addition, a majority of utilities’ sources of electricity are non-solar, which may allow utilities to sell electricity more cheaply than we can. Moreover, regulated utilities are increasingly seeking approval to “rate-base” their own residential solar and storage businesses. Rate-basing means that utilities would receive guaranteed rates of return for their solar and storage businesses. This is already commonplace for utility scale solar projects and commercial solar projects. While few utilities to date have received regulatory permission to rate-base residential solar or storage, our competitiveness would be significantly harmed should more utilities receive such permission because we do not receive guaranteed profits for our solar service offerings.

We also face competition from other residential solar service providers. Many of these competitors have a higher degree of brand name recognition, differing business and pricing strategies, and greater capital resources than we have, as well as extensive knowledge of our target markets. If we are unable to establish or maintain a consumer brand that resonates with customers, maintain high customer satisfaction, or compete with the pricing offered by our competitors, our sales and market share position may be adversely affected, as our growth is dependent on originating new customers. We also face competitive pressure from companies that may offer lower-priced consumer offerings than we do.

In addition, we compete with companies that are not regulated like traditional utilities but that have access to the traditional utility electricity transmission and distribution infrastructure. These power service companies are able to offer customers electricity supply-only solutions that are competitive with our solar service offerings on both price and usage of solar energy technology. This may limit our ability to attract customers, particularly those who wish to avoid long-term contracts or have an aesthetic or other objection to putting solar panels on their roofs.

Furthermore, we face competition from purely finance-driven nonintegrated competitors that subcontract out the installation of solar energy systems, from installation businesses (including solar partners) that seek financing from external parties, from large construction companies, and from electrical and other roofing companies. In addition, local installers that might otherwise be viewed as potential solar partners may gain market share by being able to be the first providers in new local markets. Finally, as declining prices for solar panels and related equipment has resulted in an increase in consumers’ purchasing, instead of leasing, solar systems, we face competition from companies that offer consumer loans for these solar panel purchases.

As the solar industry grows and evolves, we will continue to face existing competitors as well as new competitors who are not currently in the market (including those resulting from the consolidation of existing competitors) that achieve significant developments in alternative technologies or new products such as storage solutions, loan products, or other programs related to third-party ownership. Our failure to adapt to changing market conditions, to compete successfully with existing or new competitors and to adopt new or enhanced technologies could limit our growth and have a material adverse effect on our business and prospects.

A material drop in the retail price of utility-generated electricity or electricity from other sources would harm our business, financial condition, and results of operations.

Customer decisions to buy our solar energy systems are impacted by electricity costs. Decreases in the retail prices of electricity from utilities or other energy sources would harm our ability to offer competitive pricing and could harm our business. The price of electricity from utilities could decrease as a result of:

•	the construction of a significant number of new power generation plants, including nuclear, coal, natural gas or renewable energy technologies;

•	the construction of additional electric transmission and distribution lines;

•	reductions in prices of natural gas or other natural resources;

•	energy conservation technologies and public initiatives to reduce electricity consumption;

•	development of new energy technologies that provide less expensive energy, including storage; or

•	utility rate adjustments and customer class cost reallocation.

A reduction in utility electricity prices would make the purchase of our solar service offerings less attractive. If the retail price of energy available from utilities were to decrease due to any of these or other reasons, we would be at a competitive disadvantage. As a result, we may be unable to attract new customers and our growth would be limited.

We rely on net metering and related policies to offer competitive pricing to customers in all of our current markets, and changes to such policies may significantly reduce demand for electricity from our solar service offerings.

As of December 31, 2021, a substantial majority of states have adopted net metering policies. Net metering policies are designed to allow homeowners to serve their own energy loads using on-site generation. Electricity that is generated by a solar energy system and consumed on-site avoids a retail energy purchase from the applicable utility, and excess electricity that is exported back to the electric grid generates a retail credit within a homeowner’s monthly billing period. At the end of the monthly billing period, if the homeowner has generated excess electricity within that month, the homeowner typically carries forward a credit for any excess electricity to be offset against future utility energy purchases. At the end of an annual billing period or calendar year, utilities either continue to carry forward a credit, or reconcile the homeowner’s final annual or calendar year bill using different rates (including zero credit) for the exported electricity.

Utilities, their trade associations, and fossil fuel interests in the country are currently challenging net metering policies, and seeking to eliminate them, cap them, reduce the value of the credit provided to homeowners for excess generation, or impose charges on homeowners that have net metering. For example, on April 14, 2020, the New England Ratepayers Association filed a petition with FERC, asking it to assert exclusive federal jurisdiction over state net metering programs. Such a declaratory order, if granted, would have encouraged legal challenges to state net metering programs and could have reduced the bill credits customers receive for the electricity they export to the grid. On July 16, 2020, FERC dismissed the petition unanimously on procedural grounds, but at least one commissioner indicated that FERC could revisit the issue of net metering jurisdiction in the future.

California’s Public Utilities Commission (“CPUC”) has made changes to rate design for solar customers, such as adopting "time of use" rates with different electricity prices during peak and off peak hours, as well as modifications to the minimum bill for solar customers. The CPUC is revisiting its net metering policy in a proceeding that began in the third quarter of 2020 and is expected to conclude near the end of 2021 and not take effect until sometime in 2022. The California investor-owned utilities, along with other parties, are seeking to reduce the level of compensation for customer-owned generation and to impose grid access fees on solar customers. Similarly, certain California municipal utilities, which are not regulated by the CPUC and would not be governed by the CPUC's net metering policy, have also announced they plan to review their net metering policies.

Electric utility statutes and regulations and changes to such statutes or regulations may present technical, regulatory and economic barriers to the purchase and use of our solar service offerings that may significantly reduce demand for such offerings.

Federal, state and local government statutes and regulations concerning electricity heavily influence the market for our solar service offerings and are constantly evolving. These statutes, regulations, and administrative rulings relate to electricity pricing, net metering, consumer protection, incentives, taxation, competition with utilities, and the interconnection of homeowner-owned and third party-owned solar energy systems to the electrical grid. These statutes and regulations are constantly evolving. Governments, often acting through state utility or public service commissions, change and adopt different rates for residential customers on a regular basis and these changes can have a negative impact on our ability to deliver savings, or energy bill management, to customers.

In addition, many utilities, their trade associations, and fossil fuel interests in the country, which have significantly greater economic, technical, operational, and political resources than the residential solar industry, are currently challenging solar-related policies to reduce the competitiveness of residential solar energy. Any adverse changes in solar-related policies could have a negative impact on our business and prospects.

Regulations and policies related to rate design could deter potential customers from purchasing our solar service offerings, reduce the value of the electricity our systems produce, and reduce any savings that our customers could realize from our solar service offerings.

All states regulate investor-owned utility retail electricity pricing. In addition, there are numerous publicly owned utilities and electric cooperatives that establish their own retail electricity pricing through some form of regulation or internal process. These regulations and policies could deter potential customers from purchasing our solar service offerings. For example, some utilities in states such as Arizona and Utah have sought and secured rate design changes that reduce credit for residential solar exports to below the retail rate and impose new charges for rooftop solar customers. Utilities in additional states may follow suit. Such rate changes can include changing rates to charge lower volume-based rates—the rates charged for kilowatt hours of electricity purchased by a residential customer—while raising unavoidable fixed charges that a homeowner is subject to when they purchase solar energy from third parties, and levying charges on homeowners based on their point of maximum demand during a month (referred to as “demand charge”). For example, the Arizona Public Service Company offers residential demand charge rate plans, and, if our solar customers have subscribed to those plans, they may not realize typical savings from our offerings. These forms of rate design could adversely impact our business by reducing the value of the electricity our solar energy systems produce compared to retail net metering, and reducing any savings customers realize by purchasing our solar service offerings. These proposals could continue or be replicated in other states. In addition to changes in general rates charged to all residential customers, utilities are increasingly seeking solar-specific charges (which may be fixed charges, capacity-based charges, or other rate charges). Any of these changes could materially reduce the demand for our offerings and could limit the number of markets in which our offerings are competitive with electricity provided by the utilities.

Interconnection limits or circuit-level caps imposed by regulators may significantly reduce our ability to sell our solar service offerings in certain markets or slow interconnections, harming our growth rate and customer satisfaction scores.

Interconnection rules establish the circumstances in which rooftop solar will be connected to the electricity grid. Interconnection limits or circuit-level caps imposed by regulators may curb our growth in key markets. Utilities throughout the country have different rules and regulations regarding interconnection and some utilities cap or limit the amount of solar energy that can be interconnected to the grid. Our systems do not provide power to customers until they are interconnected to the grid.

Interconnection regulations are based on claims from utilities regarding the amount of solar energy that can be connected to the grid without causing grid reliability issues or requiring significant grid upgrades. Some states require the activation of some advanced inverter functionality to head off presumed grid reliability issues, which may require more expensive equipment and more oversight of the operation of the solar energy systems over time. As a result, these regulations may hamper our ability to sell our offerings in certain markets and increase our costs, adversely affecting our business, operating results, financial condition, and prospects. These advanced functions will become more commonplace as regions start to require 1547-2018 inverters, with activation of some advanced functions starting January 2022 in Maryland, Colorado and Arizona, with more to follow.

We and our solar partners depend on a limited number of suppliers of solar panels, batteries, and other system components to adequately meet anticipated demand for our solar service offerings. Any shortage, delay or component price change from these suppliers, or the acquisition of any of these suppliers by a competitor, could result in sales and installation delays, cancellations, and loss of market share.

We and our solar partners purchase solar panels, inverters, batteries, and other system components from a limited number of suppliers, making us susceptible to quality issues, shortages and price changes. If we or our solar partners fail to develop, maintain and expand our relationships with these or other suppliers, we may be unable to adequately meet anticipated demand for our solar service offerings, or we may only be able to offer our systems at higher costs or after delays. If one or more of the suppliers that we or our solar partners rely upon to meet anticipated demand ceases or reduces production, we may be unable to quickly identify alternate suppliers or to qualify alternative products on commercially reasonable terms, and we may be unable to satisfy this demand.

In particular, there is a limited number of suppliers of inverters, which are components that convert electricity generated by solar panels into electricity that can be used to power the home. For example, once we design a system for use with a particular inverter, if that type of inverter is not readily available at an anticipated price, we may incur delays and additional expenses to redesign the system. Further, the inverters on our solar energy systems generally carry only ten year warranties. If there is an inverter equipment shortage in a year when a substantial number of inverters on our systems need to be replaced, we may not be able to replace the inverters to maintain proper system functioning or may be forced to do so at higher than anticipated prices, either of which would adversely impact our business.

 Similarly, there is a limited number of suppliers of batteries. Once we design a system for use with a particular battery, if that type of battery is not readily available from our supplier, we may incur delays and additional expenses to install the system or be forced to redesign the system.

We undertake credit risk of default in payment from customer’s projects.

We may have to file liens to secure payments for certain consumer solar or battery projects but there is no assurance that such payments will be timely collected. We have also enhanced our collection efforts and undertaken various measures to collect outstanding payments from customers, builders and stemming from damages as a result of legal actions and other payments due to us.

Our projects may be subject to risks associated with construction, delays and other contingencies, which could have a material adverse effect on our reputation, business and the results of operations.

Historically, we have generated a significant portion of our revenue from servicing consumer and builder projects. We generally enter into contracts under which we act as the installation contractor for our customers in connection with the installation of their solar, battery and/or roofing systems. All essential costs are estimated at the time of entering into the contracts for a particular project, and are reflected in the overall fixed-price that we charge. These cost estimates are preliminary and may or may not be covered by contracts between us or any of our subcontractors, labor, suppliers or other parties to the project. In addition, we engage qualified and licensed subcontractors for the construction for some of these projects. Shortages of such skilled labor could significantly delay a project or otherwise increase our costs. Should miscalculations in project planning or delay in execution occur (including those due to unexpected increases in inflation, commodity prices or labor costs), we may not be able to achieve our expected margins or recover our costs.

In addition, our contracts may sometimes provide for performance milestones. Delays in supply of PV module or components, construction delays, pandemic delays, labor, unexpected performance problems in electricity generation or other events may cause us to fail to meet these performance criteria, resulting in unanticipated and severe revenue and earnings losses and financial penalties. If we are unable to complete the development of a solar project, or fail to meet one or more agreed target construction milestone dates, any agreed upon system-level capacity or energy output guarantees or warranties. As such, we may be subject to termination of such contracts or significant damages, penalties and/or other obligation under the agreements or other agreements relating to the projects (including obligations to repair, replace and/or supplement additional modules and balance of system materials for the projects), particularly if our liabilities are not capped under the terms of such agreements, and we may not be able to recover our investment in the project. The occurrence of any of these events could have a material adverse effect on our reputation, business and results of operations.

Our roofing and solar installers are subject to risks of injury.

We operate on various roofing surfaces that are typically one to three stories above ground. Our installers are trained in all applicable safety training programs and maintain fall protection whenever they are working at, or above, the mandated working height. Even with these precautions, there is always a risk of injury, including severe injuries and/or death from these operations. The Company attempts to minimize these risks through repeated safety training, safety programs, safety incentive programs, and appropriate disciplinary actions for failure to adhere to Company and/or local government safety protocols at these jobsites.

We operate a number of autos, vehicles, large trucks, forklifts, job site equipment and other machinery/tools which have the potential to cause injury and/or death to our installers and/or third parties. To attempt to prevent and minimize these risks, we engage third parties to conduct training, monitor safety and advise on safety process improvements to keep our employees, installers and third-parties as safe as possible. Even so, there still remains a risk of injuries, loss of life and resultant damage/costs/medical claims.

Risks Related to Our Operation in Phoenix

The Company’s investment in Phoenix Cars LLC and Phoenix Motorcars Leasing LLC (together, “Phoenix”) is highly risky. Following are material risks related to the investment.

Phoenix has never been profitable.

For the years ended December 31, 2020 and 2019, Phoenix’s unaudited combined net loss was $4.6 million and $6.0 million, respectively. For the year ended December 31, 2021, Phoenix’s audited net loss was $14.6 million.

Electric vehicles is a new industry, so Phoenix’s success cannot be assured.

The electric vehicle (EV) industry in the United States is small by comparison with the traditional automotive vehicle industry. In particular, the medium-duty electric vehicle business, in which Phoenix engages, is comprised of a relatively small number of companies. Unless the use of battery power for medium-duty vehicles gains wide acceptance, Phoenix’s business will become unsustainable. There are a number of obstacles to wide acceptance of Phoenix’s EVs, as follows:

Costs of electric vehicles are high in comparison with those of traditional vehicles powered by internal combustion engines or hybrids.

Phoenix’s EVs will not gain wide acceptance unless Phoenix can reduce manufacturing costs. Prices of Phoenix EVs range from$165,000 to $220,000, whereas prices of comparable traditional vehicles range from approximately $50,000 to $70,000. The cost difference is due to the incremental cost of electric drivetrain, including lithium-ion batteries, motors, inverter and control software, coupled with the relatively low volume of production, leading to higher overheads.

In addition, government subsidies and incentives, including those available in California, are important for the cost-competitiveness of Phoenix’s EVs, and Phoenix’s growth and prospects depend in part on the availability and amounts of these subsidies and incentives. Any reduction, elimination or discriminatory application of government subsidies and incentives because of budgetary challenges, policy changes, the reduced need for such subsidies and incentives due to the perceived success of electric vehicles, or other reasons may impair the cost-competitiveness of Phoenix’s EVs.

The range of Phoenix’s EVs is limited, compared with that of traditional vehicles.

Whereas traditional medium-duty vehicles may travel from 240 to 350 miles before refueling, Phoenix’s EVs have a maximum range of 160 miles and minimum recharging time of five to six hours. Currently, Phoenix’s EVs can be charged only at the owner’s location or select public charging locations using compatible charging equipment, further limiting the EVs to local use. Accordingly, potential customers needing vehicles with longer ranges or quicker turnaround of depleted fuel or electric energy supply may find Phoenix’s products relatively less attractive.

The demand for commercial electric vehicles depends, in part, on the continuation of current trends resulting from dependence on fossil fuels. Extended periods of low diesel or other petroleum-based fuel prices could adversely affect demand for Phoenix’s vehicles, which would adversely affect its business, prospects, financial condition and operating results.

We believe that much of the current and projected demand for commercial electric vehicles results from concerns about volatility in the cost of petroleum-based fuel, the dependency of the United States on oil from unstable or hostile countries, government regulations and economic incentives promoting fuel efficiency and alternative forms of energy, as well as the belief that climate change results in part from the burning of fossil fuels. If the cost of petroleum-based fuel decreased significantly, the outlook for the long-term supply of oil to the United States improves, the government eliminates or modifies its regulations or economic incentives related to fuel efficiency and alternative forms of energy, or if there is a change in the perception that the burning of fossil fuels negatively impacts the environment, the demand for commercial electric vehicles could be reduced, and our business and revenue may be harmed.

Diesel and other petroleum-based fuel prices have been extremely volatile, and we believe this continuing volatility will persist. Lower diesel or other petroleum-based fuel prices over extended periods of time may lower the perception in government and the private sector that cheaper, more readily available energy alternatives should be developed and produced. If diesel or other petroleum-based fuel prices remain at deflated levels for extended periods of time, the demand for commercial electric vehicles may decrease, which would have an adverse effect on our business, prospects, financial condition and operating results.

Phoenix’s growth depends upon the willingness of operators of commercial vehicle fleets to adopt electric vehicles and on its ability to produce, sell, and service vehicles that meet their needs. Operators’ willingness to acquire EV fleets often depends upon the cost to an operator in adopting EV technology, as compared to the cost of traditional vehicle technology.

Phoenix’s growth requires adoption of commercial vehicle operators to adopt EVs for their fleets and on Phoenix’s ability to produce, sell and service vehicles that meet their needs. EVs' use in the medium-duty commercial vehicle market is a relatively new development, particularly in the United States, and is characterized by rapidly changing technologies and evolving government regulation, industry standards, and customer views of the merits of using electric vehicles in their businesses. This process has been slow, as, without including the impact of government or other subsidies and incentives, the purchase prices for Phoenix’s EVs currently is higher than those for diesel-fueled vehicles. The relatively low price of oil has also hurt Phoenix’s over the last few years.

If the market for commercial electric vehicles does not develop as Phoenix expects, its business, prospects, financial condition and operating results will be impaired.

Phoenix must educate fleet managers regarding the economic benefits that Phoenix believes result over the life of its EVs. Phoenix believes that these benefits depend on the following:

·	the difference in the initial purchase prices of commercial electric vehicles and vehicles with comparable gross vehicle weight powered by internal combustion engines or hybrids, both including the effect of government and other subsidies and incentives designed to promote the purchase of electric vehicles;

·	the total cost of ownership of the vehicle over its expected life, which includes the initial purchase price and ongoing operating and maintenance costs;

·	the availability and terms of financing options for purchases of vehicles and, for commercial electric vehicles, financing options for battery systems;

·	the availability of tax and other governmental incentives to purchase and operate electric vehicles and future regulations requiring increased use of nonpolluting vehicles;

·	government regulations and economic incentives promoting fuel efficiency and alternate forms of energy;

·	fuel prices, including volatility in the cost of diesel fuel;

·	the cost and availability of other alternatives to diesel fueled vehicles, such as vehicles powered by natural gas or hybrids;

·	corporate sustainability initiatives;

·	commercial electric vehicle quality, performance and safety (particularly with respect to lithium-ion battery packs);

·	the quality and availability of service for the vehicle, including the availability of replacement parts;

·	the range over which commercial electric vehicles may be driven on a single battery charge;

·	access to charging stations and related infrastructure costs, and standardization of electric vehicle charging systems;

·	electric grid capacity and reliability; and

·	macroeconomic factors.

If, in weighing these factors, operators of commercial vehicle fleets determine that there is no compelling business justification for purchasing commercial EVs, the market for commercial EVs may not develop as, or may develop more slowly than, Phoenix expects which would adversely affect Phoenix’s business, prospects, financial condition and operating results.

Phoenix’s current backlog consists entirely of orders for vehicles with a new drive system and a new chassis, entailing risks of fulfillment delays.

Phoenix is the process of releasing its Generation 3 drive system build, using a new battery supplier (a U.S. domestic company) and a thermal management cooling system. Also, all of Phoenix’s products are built on the Ford E-450 chassis. The 2021 model year chassis has changed significantly from the most recent, 2019 chassis, on which Phoenix built its previous years’ products. These changes require Phoenix’s engineering team to update the Generation 3 drive system to be compatible with both the 2019, as well as the 2021 chassis. Delays in deploying this new drive system or adapting to the new chassis would adversely affect production targets, impairing revenue and income expectations.

Some of Phoenix’s customers require its vehicles to pass Federal Transit Administration “Altoona” testing, and the failure of Phoenix’s vehicles to do so would adversely affect sales and revenue.

Phoenix plans to begin Altoona testing at the end of the second quarter of 2022 (pending availability for test slots); the tests are expected to last between three and six months. Production of the test vehicle has been completed and its going through pretest progress. Failure to complete testing in this timeframe would adversely affect order fulfillment, as well as future sales, to customers and potential customers that require successful completion of the test program.

All of Phoenix’s current range of products are built on Ford’s E-450 chassis. A decision by Ford to offer an electric version of this chassis, directly, would impact the viability of Phoenix’s current products.

Phoenix currently builds all its products on Ford’s E-450 chassis and is approved by Ford as an ‘electric Qualified Vehicle Modifier.’ Ford does not offer an electric version of this chassis, due to the relatively small market size for medium-duty electric vehicles. As volumes increase, there is a potential risk of Ford’s launching an electric version of Ford’s E-450 chassis directly from the factory, negating the need for Phoenix’s current range of products. Additionally, a shortage in the availability of this chassis would impact Phoenix’s capability to produce and fulfill customer’s orders in a timely manner.

Phoenix has a limited number of customers, with which Phoenix does not have long-term agreements, and expects that a significant portion of our future sales will be from a limited number of customers. The loss of any of these customers could materially harm Phoenix’s business.

A significant portion of Phoenix’s projected future revenue is expected to be generated from a limited number of customers. Phoenix has no contracts with customers that include long-term commitments that ensure future sales of vehicles. The loss of or a reduction in sales or anticipated sales to Phoenix’s most significant customers would have a material adverse effect on our business, prospects, financial condition and operating results.

Phoenix may face competition from global automotive manufacturers.

Phoenix competes with a number of commercial EV manufacturers, including those such as Chanje Energy and Rivian that are backed by global companies. In addition to Tesla, a number of traditional global automobile manufacturers, including BMW, Ford, General Motors, Mercedes Benz, and Nissan-Renault-Mitsubishi-Toyota, have entered the consumer EV business, and a few, including Tesla and Daimler have begun entry into the commercial EV market. It is possible that others in the consumer EV business, or heavy-duty EV manufacturers, could expand into the medium-duty EV business and compete with Phoenix. In addition, many of the aforementioned companies, along with others, such as Volvo, BYD, Hyundai, Honda, and Fiat participate in the hybrid business, which includes commercial vehicles that may compete with Phoenix. These companies have far greater resources, brand recognition, and distribution channels than Phoenix or the Company does, which could make it difficult for Phoenix to gain widespread market acceptance. There can be no assurance that Phoenix will be able to compete successfully with other market participants, and if Phoenix cannot, then its business could fail.

Phoenix currently has no long-term supply contracts that guarantee pricing, which exposes Phoenix to fluctuations in component, materials, and equipment costs. Substantial increases in these prices would increase operating costs, adversely affecting Phoenix’s business, prospects, financial condition and operating results.

Because Phoenix currently has no long-term supply contracts that guarantee pricing on key components including base chassis and drivetrain components (excluding batteries), Phoenix is exposed to risks of increases in prices of the raw materials, parts, and components, and equipment used in EV production. Substantial increases in such prices would increase our operating costs and could reduce our margins if we cannot recoup the increased costs through increased vehicle prices. Any attempts to increase the announced or expected prices of our vehicles in response to increased costs could be viewed negatively by our customers and could adversely affect our business, prospects, financial condition and operating results. Phoenix has a long-term contract with its current battery supplier, offering pricing guarantees for a three-year period. The contract also stipulates minimum order quantities for the term of the contract.

Disruption of supply or shortage of raw materials could harm Phoenix’s business.

Historically, we have experienced significant delivery delays and supply shortage with our BOM components, battery packs in particular. When encountered with supply disruption or shortage, our production plans and delivery schedules to our customers are to a large extent dictated by the timing of receiving these BOM components, or when a different supplier is fully qualified and customized into our product design. For example, COVID-19, including associated variants, has caused disruptions to and delays in our operations, including shortages and delays in the supply of certain parts, including semiconductors, materials and equipment necessary for the production of our vehicles, and the various internal designs and processes we have adopted in an effort to remedy or mitigate impacts of such disruptions and delays have resulted in higher costs. In addition, a growth in popularity of EVs without a significant expansion in battery cell production capacity could result in shortages which would result in increased materials costs to us, and would impact our projected manufacturing and delivery timelines, and adversely affect our business, prospects, financial condition, results of operations, and cash flows. Although we have worked diligently with our suppliers to mitigate the risks, we expect supply chain delays to continue to have a significant impact on our 2021 production and revenue and possibly thereafter. Any such supply interruption or shortage could materially adversely affect our business and operating results.

Phoenix’s business requires highly technically skilled personnel, for whom Phoenix must compete for employment.

Phoenix’s manufacturing and research and development require highly skilled electrical, mechanical, and software engineers. Competition for employment of such individuals is intense, and Phoenix’s ability to attract and retained and retaining them is essential to continuing its business. Growth of Phoenix’s business will depend upon its ability to compete for increasing numbers of such employees, and there can be no assurance that Phoenix will be able to do so.

Phoenix EVs use lithium-ion batteries, which, if not appropriately managed and controlled, have caught fire or released smoke and flames. Such events could result in liability under Phoenix’s warranties, for damage or injury, adverse publicity and a potential safety recall, any of which would hurt Phoenix’s prospects.

The battery packs in Phoenix’s EVs use lithium-ion cells, which, if not appropriately managed and controlled can rapidly release energy by venting smoke and flames that can ignite nearby materials. Highly publicized incidents of laptop computers and cell phones bursting into flames have focused attention on the safety of these cells. These events also have raised questions about the suitability of lithium-ion cells for automotive applications. There can be no assurance that a field failure of Phoenix’s battery packs will not occur, which would damage the vehicle or lead to personal injury or death that subject Phoenix to lawsuits. Furthermore, there is some risk of electrocution if individuals who attempt to repair battery packs do not follow applicable maintenance and repair protocols. Any such damage or injury would likely lead to adverse publicity and potentially a safety recall. Any such adverse publicity could adversely affect Phoenix’s business, prospects, financial condition and operating results.

Risks Related to Our Cryptocurrency Mining Services

The global cryptocurrency mining services market is highly competitive and fragmented with low barriers to market.

Although the market for providing services to cryptocurrency miners is new and evolving, the barriers to entry are quite low. Except for having the financial resources to set up a facility, no specialized technology or know-how required. Therefore, if cryptocurrency mining remains profitable, we expect additional competitors to enter the market, some of whom may have greater resources than we do.

The prices of Bitcoin and other cryptocurrencies have been fluctuating wildly in the last few months. If there is fewer people who want to conduct cryptocurrency mining operations due to the wild fluctuation, the demand for our services will decline.

The prices of cryptocurrencies have been fluctuating wildly in the last few months. Such fluctuation may make cryptocurrency mining less profitable. If the price of cryptocurrencies falls or does not increase, fewer people are likely to conduct cryptocurrency mining operations, which would reduce the demand for our services.

Blockchain technology and cryptocurrency are in the early stages of development and it is difficult to predict how the market for cryptocurrencies will develop.

Blockchain technology and cryptocurrency are in the early stages of development and it is difficult to predict how the market for cryptocurrencies will develop. There are significant factors which may inhibit the growth of these markets, including:

·	volatility in the market price of cryptocurrencies;

·	the implementation of regulations on cryptocurrency markets or technology; and

·	the erosion or loss of user confidence in Bitcoin and other cryptocurrencies could.

Any of these factors could significantly limit the growth of our business.

We need to access a large quantity of power at a reasonable cost in order to provide our cryptocurrency mining services; if we are unable to access such power sources, we will not be able to continue providing cryptocurrency mining services profitably.

We need to access a large quantity of power at a reasonable cost in order to provide our cryptocurrency mining services, and we do not have any long-term contract for the provision of power at specified prices. As competition in this area increases, we may not be able to access power at reasonable costs or at all. If we are unable to access new power sources, or the price of our current power sources significantly increase, we will not be able to continue providing cryptocurrency mining services profitably.

Risks Relating to Our Hemp and CBD Business

The hemp and CBD industries are evolving yet highly regulated and we must anticipate and respond to changes and risks.

In September 2019, the Company launched a hemp and Cannabidiol (“CBD”) businesses and as of the date of this annual report, our hemp and CBD businesses have no revenue derived. The hemp and CBD industries are not yet well- developed, and many aspects of the industries’ development and evolution cannot be accurately predicted. In addition, the hemp and CBD businesses are heavily regulated in the jurisdiction(s) where we carry on such businesses. Although the hemp and CBD businesses contribute nil to our total revenue, our hemp and CBD businesses are subject to various laws, regulations and guidelines by governmental authorities relating to, among other things, the manufacture, marketing, management, transportation, storage, sale, pricing and disposal of cannabis, U.S. hemp and cannabis-based products, and also including laws, regulations and guidelines relating to health and safety, insurance coverage, the conduct of operations and the protection of the environment. You should carefully consider that there are other risks that cannot be foreseen or are not described herein, which could affect Company’s business and financial performance.

DEA Regulation of CBD varies depending on the concentration of THC.

Under Drug Enforcement Administration (DEA) regulations, marijuana is a Schedule 1 drug not approved as a medication in the United States; however, hemp has been distinguished from marijuana under the definition revised in 2018. Hemp is defined as the plant Cannabis sativa L. and any part of that plant — including the seeds and all derivatives, extracts, cannabinoids, isomers, acids, salts, and salts of isomers, whether growing or not — with a THC concentration of not more than 0.3 percent on a dry weight basis.

U.S. Food and Drug Administration (FDA) Regulations do not permit CBD as a food additive or dietary supplement.

Analysis of the potential for regulatory impact on any type of CBD product is fact-specific and requires close evaluation of several factors, including the type of product (e.g., food, dietary supplement, or cosmetic), product’s labeling, and the existing compliance structure of the product developer or manufacturer. The FDA regulates CBD if it is used as a food additive, a dietary supplement or in cosmetic products, or if it is advertised as a drug.

Rapidly changing state laws may impose further restrictions on CBD products.

Where CBD products are sold or manufactured, it is important to review applicable state law to determine any further restrictions on CBD. For instance, the North Carolina Department of Agriculture and Consumer Services recently announced it would send letters to businesses notifying them that the sale of CBD in food, drinks and animal food violates state and federal law. Further, in February 2019, Maine and New York announced that restaurants and other retailers may not sell products containing CBD and that the states would begin enforcing these restrictions. These state restrictions may significantly impact overall sales of CBD products as the regulatory landscape continues to evolve.

Avoid certain advertising and labeling claims for CBD products.

Marketing claims about the therapeutic benefits of CBD may inadvertently subject CBD product manufacturers to FDA’s drug regulations. Claims that CBD can treat or mitigate a disease or condition, for instance, may run afoul of FDA’s position on CBD product marketing. To date, the FDA has approved only one drug directly using CBD - Epidiolex - which treats two rare forms of childhood epilepsy. The FDA has not determined that CBD is safe or effective for treating any other particular disease or condition. Accordingly, companies should avoid making claims that CBD will aid in the treatment of any particular disease or condition or provide any particular health benefits. FDA further clarified that it will continue to aggressively pursue companies marketing CBD products with “egregious and unfounded claims that are aimed at vulnerable populations.”

Federal regulation of CBD will continue to evolve.

The FDA’s position on CBD is not static, and potential investors should continue to monitor the evolving federal landscape. The FDA recently held a public hearing to obtain scientific data and information about the safety, manufacturing, product quality, marketing, labeling and sale of products containing cannabis or cannabis-derived compounds. The FDA also announced that it is forming a high-level internal agency working group to explore potential pathways for dietary supplements and/or conventional foods containing CBD to be lawfully marketed. The group will consider what statutory or regulatory changes might be needed and the likely impact of such marketing on public health. As stakeholders weigh in on this issue, FDA’s position on this topic likely will continue to evolve.

Risks Related to Our Alfalfa Business

Covid-19 continues to impact on alfalfa hay transportation.

With Asia’s increasing demand for American alfalfa hay, we have recognized the importance of exporting to the Asian market. However, the uncertainty around the coronavirus has disrupted global markets and the U.S. market has not been immune. Major oceanic carriers have reduced the frequency of their shipments, disrupting our supply chain. This required U.S. exporters to reschedule shipments and work to find boat space for new shipments. Fortunately, there is sustained demand from major importing countries, but logistics will be a challenge in the coming months.

U.S.-China trade disruption remains unclear.

The outcome of the U.S.-China trade war remains unclear. There might be future disruptions in the market with potential for tariffs being set on our products. This will affect the Chinese demand for our products if our products become more expensive than Chinese local producers when tariffs are added to our prices.

Weather condition may lead to decline in hay production.

Weather conditions are a huge factor affecting alfalfa hay production. Increasingly random weather patterns due to global warming could post a potential risk to production levels.

Risks Related to Our Ordinary Shares

Our ordinary shares may be delisted under the Holding Foreign Companies Accountable Act if the PCAOB is unable to inspect our auditors. The delisting of our ordinary shares, or the threat of their being delisted, may materially and adversely affect the value of your investment. Furthermore, on June 22, 2021, the U.S. Senate passed the Accelerating Holding Foreign Companies Accountable Act, which, if enacted, would amend the HFCA Act and require the SEC to prohibit an issuer’s securities from trading on any U.S. stock exchanges if its auditor is not subject to PCAOB inspections for two consecutive years instead of three.

The Holding Foreign Companies Accountable Act, or the HFCA Act, was enacted on December 18, 2020. The HFCA Act states if the SEC determines that a company has filed audit reports issued by a registered public accounting firm that has not been subject to inspection by the PCAOB for three consecutive years beginning in 2021, the SEC shall prohibit such ordinary shares from being traded on a national securities exchange or in the over the counter trading market in the U.S.

On March 24, 2021, the SEC adopted interim final rules relating to the implementation of certain disclosure and documentation requirements of the HFCA Act. A company will be required to comply with these rules if the SEC identifies it as having a “non-inspection” year under a process to be subsequently established by the SEC. The SEC is assessing how to implement other requirements of the HFCA Act, including the listing and trading prohibition requirements described above. Furthermore, on June 22, 2021, the U.S. Senate passed the Accelerating Holding Foreign Companies Accountable Act, which, if enacted, would amend the HFCA Act and require the SEC to prohibit an issuer’s securities from trading on any U.S. stock exchanges if its auditor is not subject to PCAOB inspections for two consecutive years instead of three. On September 22, 2021, the PCAOB adopted a final rule implementing the HFCA Act, which provides a framework for the PCAOB to use when determining, as contemplated under the HFCA Act, whether the PCAOB is unable to inspect or investigate completely registered public accounting firms located in a foreign jurisdiction because of a position taken by one or more authorities in that jurisdiction. On December 2, 2021, the SEC issued amendments to finalize rules implementing the submission and disclosure requirements in the HFCA Act. The rules apply to registrants that the SEC identifies as having filed an annual report with an audit report issued by a registered public accounting firm that is located in a foreign jurisdiction and that PCAOB is unable to inspect or investigate completely because of a position taken by an authority in foreign jurisdictions. On December 16, 2021, the PCAOB issued a Determination Report which found that the PCAOB is unable to inspect or investigate completely registered public accounting firms headquartered in: (i) China, and (ii) Hong Kong.

Our current independent accounting firm, Marcum Bernstein & Pinchuk LLP, whose audit report is included in this annual report on Form 10-K, is headquartered in Manhattan, New York, and was not included in the list of PCAOB Identified Firms in the PCAOB December Release

However, given that all PCAOB-registered firms in China were included on that list, our ability to retain an auditor subject to PCAOB inspection and investigation may depend on the relevant U.S. and PRC regulators reaching an agreement to permit these inspections and investigations. Recent developments with respect to audits of companies with Hong Kong operations, such as SPI, create uncertainty about the ability of SPI’s auditor to fully cooperate with the PCAOB’s request for audit work papers without the approval of the Chinese authorities. The PCAOB has not requested Marcum Bernstein & Pinchuk LLP to provide the copies of these audit working papers and as a result, Marcum Bernstein & Pinchuk LLP has not sought permission from the Chinese authorities to provide copies of these materials to the PCAOB, but there is no assurance that they would be able to obtain such permission. More broadly, the PCAOB entered into a Memorandum of Understanding on Enforcement Cooperation with the CSRC and the PRC Ministry of Finance, which established a cooperative framework between the parties for the production and exchange of audit documents relevant to investigations undertaken by the PCAOB in the PRC or by the CSRC or the PRC Ministry of Finance in the United States. The PCAOB continues to be in discussions with the CSRC and the PRC Ministry of Finance to permit joint inspections of the PCAOB-registered audit firms that audit Chinese companies that trade on U.S. exchanges. However, in the PCAOB December 2021 Release, the PCAOB identified problems in implementing these agreements and a lack of cooperation. Accordingly, we can offer no assurance that we will be able to retain an auditor that would allow us to avoid a trading prohibition for our securities under the HFCA Act.

In addition to the issues under the HFCA discussed above, the PCAOB’s inability to conduct inspections in China and Hong Kong prevents it from fully evaluating the audits and quality control procedures of the independent registered public accounting firm. Our current independent registered public accounting firm, Marcum Bernstein & Pinchuk LLP, is headquartered in Manhattan, New York, and has been inspected by the PCAOB on a regular basis with the last inspection in 2018 and an ongoing inspection that started in November 2020. However, as noted above, recent developments create uncertainty as to the PCAOB’s continued ability to conduct inspections of our independent accounting firm, Marcum Bernstein & Pinchuk LLP.

We have significant “equity overhang” which could adversely affect the market price of our Shares and impair our ability to raise additional capital through the sale of equity securities.

As of the date of this annual report, we had 26,376,783 ordinary shares outstanding, including 4,903,204, ordinary shares, or approximately 18.59% of our total ordinary shares outstanding, held by Mr. Xiaofeng Peng, our director, executive chairman of the board of directors and chief executive officer. The possibility that substantial amounts of our outstanding ordinary shares may be sold by Mr. Xiaofeng Peng or the perception that such sales could occur, or “equity overhang,” could adversely affect the market price of our ordinary shares, and could impair our ability to raise additional capital through the sale of equity securities in the future.

We are subject to litigation risks, including securities class actions and shareholder derivative actions, which may be costly to defend and the outcome of which is uncertain.

 From time to time, we are subject to legal claims, with and without merit, that may be costly, and which may divert the attention of our management and our resources in general. In addition, our solar projects may be subject to litigation or other adverse proceedings that may adversely impact our ability to proceed with construction or grid connection or sell a given project, which would adversely affect our ability to recognize revenue with respect to such project. We are currently involved in various legal proceedings. See “Item 1. Business —Legal Proceedings.” The results of complex legal proceedings are difficult to predict. Lawsuits filed against us may assert types of claims that, if resolved against us, could give rise to substantial damages, and an unfavorable outcome or settlement of one or more of these lawsuits, or any future lawsuits, could have a material adverse effect on our business, financial condition, or results of operations. Even if these lawsuits are not resolved against us, the costs of defending such lawsuits may not be covered by our insurance policies. We cannot assure you that additional litigation will not be filed against us in the future.

It may be difficult to effect service of process on, or to enforce any judgments obtained against us, our directors, or our senior management members.

There is no statutory enforcement in the Cayman Islands of judgments obtained in the federal or state courts of the United States (and the Cayman Islands are not a party to any treaties for the reciprocal enforcement or recognition of such judgments). However, such a judgment will generally be recognized and enforced at common law by the courts of the Cayman Islands, without any re-examination or re-litigation of the merits of the case, by an action commenced on the foreign judgment debt, provided that: (a) the foreign court had jurisdiction over the parties to the dispute; (b) the judgment is for a liquidated sum; (c) the judgment is final, conclusive and not subject to appeal; (d) the judgment is not of a public, revenue or penal nature; (e) the judgment was not obtained by fraud or in proceedings contrary to natural justice; (f) the enforcement of the judgment would not be contrary to Cayman Islands public policy; (g) the judgment is not inconsistent with sections 91 or 92 of the Trusts Act (as revised) of the Cayman Islands; (h) the process by which the judgment is enforced is not barred under laws relating to the prescription and limitation of actions; and (i) the judgment is not inconsistent with a Cayman Islands judgment in respect of the same cause or point at issue between the same parties.

However, the Cayman Islands courts are unlikely to enforce a judgment obtained from the U.S. courts under civil liability provisions of the U.S. federal securities law if such judgment is determined by the courts of the Cayman Islands to give rise to obligations to make payments that are penal or punitive in nature. Because such a determination has not yet been made by a court of the Cayman Islands, it is uncertain whether such civil liability judgments from U.S. courts would be enforceable in the Cayman Islands.

Our shareholders may experience future dilution.

Our amended and restated memorandum and articles of association permits our board of directors, without shareholder approval, to authorize the issuance of preferred shares. The board of directors may classify or reclassify any preferred shares to set the preferences, rights and other terms of the classified or reclassified shares, including the issuance of preferred shares that have preference rights over our ordinary shares with respect to dividends, liquidation and voting rights. Furthermore, substantially all of our ordinary shares for which our outstanding stock options are exercisable are, once they have been purchased, eligible for immediate sale in the public market.

We may from time to time distribute rights to our shareholders, including rights to acquire our securities. However, we cannot make these rights available in the United States unless we register the rights and the securities to which the rights relate under the Securities Act or an exemption from the registration requirements is available. We are under no obligation to file a registration statement with respect to any such rights or securities or to endeavor to cause a registration statement to be declared effective. Moreover, we may not be able to establish an exemption from registration under the Securities Act. Accordingly, you may be unable to participate in our rights offerings and may experience dilution in your holdings.

The issuance of additional shares in our capital or the exercise of stock options or warrants could be substantially dilutive to your shares and may negatively affect the market price of our ordinary shares.

The price of our securities has been and may continue to be highly volatile.

The price of our ordinary shares has been and may continue to be subject to wide fluctuations in the future in response to many events or factors, including those discussed in the preceding risk factors relating to our operations, as well as:

·	actual or anticipated fluctuations in operating results, actual or anticipated gross profit as a percentage of net sales, our actual or anticipated rate of growth and our actual or anticipated earnings per share;

·	changes in expectations as to future financial performance or changes in financial estimates;

·	changes in governmental regulations or policies in the countries in which we do business;

·	our, or a competitor’s, announcement of new products, services or technological innovations;

·	the operating and stock price performance of other comparable companies;

·	news and commentary emanating from the media, securities analysts or government bodies relating to us and to the industry in general;

·	changes in the general condition of the global economy and credit markets;

·	general market conditions or other developments affecting us or our industry;

·	announcements regarding patent litigation or the issuance of patents to us or our competitors;

·	release or expiry of lock-up or other transfer restrictions on our outstanding ordinary shares;

·	sales or perceived sales of additional ordinary shares; and

·	commencement of, or our involvement in, litigation.

Any of these factors may result in large and sudden changes in the volume and price at which our ordinary shares will trade. We cannot give any assurance that these factors will not occur in the future again. In addition, the securities market has from time to time experienced significant price and volume fluctuations that are not related to the operating performance of particular companies. These market fluctuations may also have a material adverse effect on the market price of our ordinary shares. In the past, following periods of volatility in the market price of their stock, many companies have been the subject of securities class action litigation. If we become involved in similar securities class action litigation in the future, it could result in substantial costs and diversion of our management’s attention and resources and could harm our stock price, business, prospects, financial condition and results of operations.

If we fail to meet the applicable listing requirements, NASDAQ may delist our ordinary shares from trading on its exchange in which case the liquidity and market price of our securities could decline and our ability to raise additional capital would be adversely affected.

Our ordinary shares are currently listed for trading on the NASDAQ Global Select Market. If we remain listed, there are a number of requirements that must be met in order for our ordinary shares to remain listed on the NASDAQ Global Select Market, and the failure to meet any of these listing standards could result in the delisting of our ordinary shares from NASDAQ. We cannot assure you that we will be able to timely file all required reports or comply with all other NASDAQ Listing Rules at all times in the future, or regain compliance in a timely manner in case of a default and avoid any subsequent adverse action taken by the Listing Qualifications Department, including but not limited to delisting.

Our articles of association contain anti-takeover provisions that could prevent a change in control even if such takeover is beneficial to our shareholders.

Our articles of association contain provisions that could delay, defer or prevent a change in control of us that could be beneficial to our shareholders. These provisions could also discourage proxy contests and make it more difficult for you and other shareholders to elect directors and take other corporate actions. As a result, these provisions could limit the price that investors are willing to pay for the ordinary shares. These provisions might also discourage a potential acquisition proposal or tender offer, even if the acquisition proposal or tender offer is at a price above the then current market price of our ordinary shares. These provisions provide that our board of directors has authority, without any further action by our shareholders, to issue preferred shares in one or more series and to fix their designations, powers, preferences, privileges, and relative participating, optional or special rights and the qualifications, limitations or restrictions, including dividend rights, conversion rights, voting rights, terms of redemption and liquidation preferences, any or all of which may be greater than the rights associated with the ordinary shares. The board of directors may decide to issue such preferred shares quickly with terms calculated to delay or prevent a change in control of us or make the removal of our management more difficult. If the board of directors decides to issue such preferred shares, the price of our ordinary shares may fall and the voting and other rights of holders of our ordinary shares may be materially adversely affected.

You may not receive dividends or other distributions on our ordinary shares and you may not receive any value for them, if it is illegal or impractical to make them available to you.

Under Cayman Islands law, we may only pay dividends out of our profits or share premium account subject to our ability to pay our debts as they fall due in the ordinary course of our business. Our ability to pay dividends may therefore depend on our ability to generate sufficient profits. We cannot give any assurance that we will declare dividends of any amounts, at any rate or at all in the future. We have not paid any dividends in the past. Future dividends, if any, will be paid at the discretion of our board of directors, subject to requirements under Cayman Islands law and our memorandum and articles of association, as amended and restated from time to time, and will depend upon our future operations and earnings, capital expenditure requirements, general financial conditions, legal and contractual restrictions and other factors that our board of directors may deem relevant.

We are treated as a U.S. corporation for U.S. federal tax purposes.

Due to the circumstances of our formation and the application of Section 7874(b) of the United States Internal Revenue Code of 1986, as amended (the “Code”), we are treated as a U.S. corporation for all purposes of the Code. As a result, we are subject to U.S. federal corporate income tax on our worldwide income. In addition, if we pay dividends to a Non-U.S. Holder, as defined in the discussion “Item 10. Additional Information—E. Taxation—U.S. Federal Income Taxation,” U.S. income tax will be withheld at the rate of 30%, or, subject to certain conditions, such lower rate as may be provided in an applicable income tax treaty. Each investor should consult its own tax adviser regarding the U.S. federal income tax consequences of holding the ordinary shares in its particular circumstances.

Risks Related to Our International Operations

We are subject to risks associated with foreign currency exchange rates, fluctuations of which may negatively affect our revenue, cost of goods sold and gross margins and could result in exchange losses.

We currently operate in a number of jurisdictions including the U.S., Japan, U.K., Greece, Italy, Australia and Canada, and our local operations are generally conducted in the functional currency of the home jurisdiction. The FIT and other subsidies granted are also denominated in local currencies. Thus, we deal on a regular basis in several currencies concurrently, which exposes us to significant currency exchange risks. Any increased costs or reduced revenue as a result of foreign exchange rate fluctuations could adversely affect our profit margins. The fluctuation of foreign exchange rates also affects the value of our monetary and other assets and liabilities denominated in local currencies. Generally, an appreciation of the U.S. dollar against the relevant local currencies could result in a foreign exchange loss for assets denominated in such local currencies and a foreign exchange gain for liabilities denominated in such local currencies. Conversely, a devaluation of the U.S. dollar against the relevant local currencies could result in a foreign exchange gain for assets denominated in such local currencies and a foreign exchange loss for liabilities denominated in such local currencies.

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

General Risk Factors

Misconduct and errors by our employees could harm our business and reputation.

We are exposed to many types of operational risks, including the risk of misconduct, errors and fraud by our employees and key management personnel. Our training, resources, technologies and fraud detection tools may be insufficient to accurately detect and prevent fraud. Significant increases in fraudulent activity could negatively impact our brand and reputation, which could increase our costs and expenses. High profile fraudulent activity could even lead to regulatory intervention, and may divert our management’s attention and cause us to incur additional expenses and costs. If any of the foregoing were to occur, our results of operations and financial condition could be materially and adversely affected.

Failure to manage our evolving business could have a material adverse effect on our business, prospects, financial condition and results of operations.

We intend to expand our business within our existing markets and in a number of selected new locations in the future. We also intend to expand our global project development business in the future. As our operations evolve, we expect to encounter additional challenges in our internal management, construction contracting management, investment and acquisition management, project management, project funding infrastructure and financing capabilities. Our existing operations, personnel, systems and internal control may not be adequate to support our business expansion and may require new investments in our internal management infrastructure. To manage the future growth of our operations, we will be required to improve our administrative, operational and financial systems, procedures and controls, and maintain, expand, train and manage a growing number of employees.

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

We may continue to grow our operations through acquisitions, as well as joint ventures or other strategic alliances when appropriate opportunities arise. Such acquisitions, joint ventures and strategic alliances may expose us to additional operational, regulatory, market and geographical risks as well as risks associated with additional capital requirements and diversion of management attention. In particular, any future strategic alliances may expose us to the following risks:

·	There may be unforeseen risks relating to our counterparty’s business and operations or liabilities that were not discovered by us through our legal and business due diligence prior to our investment. Such undetected risks and liabilities could have a material adverse effect on our reputation, business and results of operations in the future.

·	We may not have experience acquiring, managing or investing in other companies. Business acquisitions may generally divert a significant portion of our management and financial resources from our existing business and the integration of the target’s operations may pose significant business challenges, potentially straining our ability to finance and manage our existing operations.

·	There is no assurance that the expected synergies from any business acquisition, joint venture or strategic alliances will materialize. If we are not successful in the integration of a target’s operations, we may not be able to generate sufficient revenue from its operations to recover costs and expenses of the acquisition.

·	Acquisition or participation in a new joint venture or strategic alliance may involve us in the management of operation in which we do not possess extensive expertise.

The materialization of any of these risks could have a material adverse effect on our business, financial condition and results of operations.

Our failure to protect our intellectual property rights may undermine our competitive position, and litigation to protect our intellectual property rights may be costly.

We rely primarily on trade secrets, know-how and other proprietary information to protect our intellectual property. Nevertheless, these afford only limited protection and the actions we take to protect our intellectual property rights may not be adequate to provide us with meaningful protection or commercial advantage. Third parties may be able to use the technologies that we have developed and compete with us, which could have a material adverse effect on our business, financial condition or results of operations. Our failure to protect our intellectual property and proprietary rights may undermine our competitive position. Third parties may infringe or misappropriate our proprietary technologies or other intellectual property and proprietary rights. Policing the unauthorized use of proprietary technology can be difficult and expensive. In particular, the laws and enforcement procedures certain markets where we operate are uncertain or do not protect intellectual property rights to the same extent as do the laws and enforcement procedures of the United States. We may need to resort to court proceedings to enforce our intellectual property rights in the future. Litigation relating to our intellectual property might result in substantial costs and diversion of resources and management attention away from our business. An adverse determination in any such litigation will impair our intellectual property rights and adversely affect our business, prospects and reputation.

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

The preparation of our consolidated financial statements in accordance with U.S. generally accepted accounting principles requires us to make estimates, judgments and assumptions that may ultimately prove to be incorrect.

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

Our business and financial results may be materially adversely affected by the current COVID-19 pandemic outbreak.

The pandemic of a novel coronavirus (COVID-19) has resulted in a widespread health crisis that has adversely affected the economies and financial markets worldwide. Government efforts to contain the spread of the coronavirus through lockdowns of cities, business closures, restrictions on travel and emergency quarantines, among others, and responses by businesses and individuals to reduce the risk of exposure to infection, including reduced travel, cancellation of meetings and events, and implementation of work-at- home policies, among others, have caused significant disruptions to the global economy and normal business operations across a growing list of sectors and countries.

Our operating results substantially depend on revenues derived from sales of PV project assets, provision of electricity, roofing and solar system installation and our Australian subsidiary’s trading of PV components. As the COVID-19 spread continues, the measures implemented to curb the spread of the virus have resulted in supply chain disruptions, insufficient work force and suspended manufacturing and construction works for solar industry. One or more of our customers, partners, service providers or suppliers may experience financial distress, delayed or defaults on payment, file for bankruptcy protection, sharp diminishing of business, or suffer disruptions in their business due to the outbreak. These preventative measures have also impacted our daily operations. The efforts enacted to control COVID-19 have placed heavy pressure on our marketing and sales activities. We continue to assess the related risks and impacts COVID-19 pandemic may have on our business and our financial performance. In light of the rapidly changing situation across different countries and regions, it remains difficult to estimate the duration and magnitude of COVID-19 impact. Until such time as the COVID-19 pandemic is contained or eradicated and global business return to more customary levels, our business and financial results may be materially adversely affected.

Our business could be negatively impacted by cybersecurity threats, attacks and other disruptions.

We face advanced and persistent attacks on our information infrastructure where we manage and store various proprietary information and sensitive/confidential data relating to our operations. These attacks may include sophisticated malware (viruses, worms, and other malicious software programs) and phishing emails that attack our products or otherwise exploit any security vulnerabilities. These intrusions sometimes may be zero-day malware that are difficult to identify because they are not included in the signature set of commercially available antivirus scanning programs. Experienced computer programmers and hackers may be able to penetrate our network security and misappropriate or compromise our confidential information or that of our customers or other third-parties, create system disruptions, or cause shutdowns. Additionally, sophisticated software and applications that we produce or procure from third-parties may contain defects in design or manufacture, including “bugs” and other problems that could unexpectedly interfere with the operation of the information infrastructure. A disruption, infiltration or failure of our information infrastructure systems or any of our data centers as a result of software or hardware malfunctions, computer viruses, cyber-attacks, employee theft or misuse, power disruptions, natural disasters or accidents could cause breaches of data security, loss of critical data and performance delays, which in turn could adversely affect our business.

Security breaches of confidential customer information or confidential employee information may adversely affect our business.

Our business requires the collection, transmission and retention of customer and employee data, and other personally identifiable information, in various information technology systems that we maintain and in those maintained by third parties with whom we contract to provide services. The integrity and protection of that customer and employee data is critical to us. The information, security and privacy requirements imposed by governmental regulation are increasingly demanding. Our systems may not be able to satisfy these changing requirements and customer and employee expectations, or may require significant additional investments or time in order to do so. A breach in the security of our information technology systems or those of our service providers could lead to an interruption in the operation of our systems, resulting in operational inefficiencies and a loss of profits. Additionally, a significant theft, loss or misappropriation of, or access to, customers’ or other proprietary data or other breach of our information technology systems could result in fines, legal claims or proceedings.

The costs of our operations may exceed our estimates due to factors outside of our control, such as labor shortages or external price increases, and we may be unable to pass those costs to our customers, which would negatively impact our financial results.

We depend on our employees and contracted grow operations teams to grow and distribute our products to our customers. We rely on access to competitive, local labor supply, including skilled and unskilled positions, to operate our business consistently and reliably. Any labor shortage, caused by the COVID-19 pandemic or other factors, and any disruption in our ability to hire workers would negatively affect our operations and financial condition. If we experience a sustained labor shortage, we may need to increase wages to attract workers, which would increase our costs of growing our products. Furthermore, if the prices of our raw materials, utilities or distributing our products were to increase, including due to inflationary pressures, we may be unable to pass those increased costs on to our customers. If we are unable to do so, our gross margin would decline, and our financial results would be negatively impacted.

ITEM 1 B. Unresolved Staff Comments

None.

ITEM 2. Properties

Our principal executive offices are located at its headquarters comprising approximately 3,300 square feet at 4677 Old Ironsides Drive, Suite 190 Santa Clara, CA 95054.

ITEM 3 Legal Proceedings

Please see “Item 1 – Business – Legal Proceedings” For a discussion of the significant legal proceedings we are involved in.

ITEM 4 Mine Safety Disclosures

Not applicable.

PART II

ITEM 5 Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our ordinary shares have been traded on the NASDAQ Global Select Market under the Symbol “SPI” since September 19, 2017. Our ADSs, each representing ten ordinary shares, were listed on the NASDAQ Global Select market between January 19, 2016 and September 18, 2017 under the symbol “SPI”.

Holders of Common Equity

As of March 30, 2022, there were 97 holders of record of our Ordinary Share. Such numbers do not include beneficial owners holding shares, rights or units through nominee names.

Dividends

We have never declared or paid dividends, nor do we have any present plan to pay any cash dividends on our ordinary shares in the foreseeable future. We currently intend to retain our available funds and any future earnings to operate and expand our business.

Subject to our memorandum and articles of association and certain restrictions under the Cayman Islands law, our board of directors has complete discretion on whether to pay dividends. In addition, our shareholders may by ordinary resolution declare a dividend, but no dividend may exceed the amount recommended by our directors. Even if our board of directors decides to pay dividends, the form, frequency and amount will depend upon our future operations and earnings, capital requirements and surplus, general financial condition, contractual restrictions and other factors that the board of directors may deem relevant.

Equity Repurchases

During the fourth quarter of our fiscal year ended December 31, 2021, neither we nor any “affiliated purchaser” (as defined in Rule 10b-18(a)(3) under the Exchange Act) purchased any shares of our ordinary shares, the only class of our equity securities registered pursuant to Section 12 of the Exchange Act.

Recent Sales of Unregistered Securities

Any previous sales of unregistered securities by the Company have been previously disclosed in our reports on Form 6-K filed with the SEC.

ITEM 6 [Reserved]

ITEM 7 Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion and analysis in conjunction with our financial statements and the related notes appearing elsewhere in this annual report on Form 10-K. This discussion may contain forward-looking statements based on current expectations that involve risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of various factors, including those set forth under “Item 1A.— Risk Factors” or in other parts of this annual report on Form 10-K.

A.	Operating Results

We are a global provider of photovoltaic (PV) and electric vehicle (EV) solutions for business, residential, government and utility customers and investors. We develop solar PV projects which are either sold to third party operators or owned and operated by us for selling of electricity to the grid in multiple countries in Asia, North America and Europe. In Australia, we primarily sell solar PV components to retail customers and solar project developers. We started to engage in sales and leasing of new zero-emission EVs in U.S. from 2020 and engage in roofing and solar energy systems installation in U.S. from 2021.

In 2018, we engaged in the sale of bitcoin mining equipment, providing hosting services to mine bitcoins and in 2019, we sold alfafa hay from the United States to China. In 2020 and 2021, no revenue was generated from the cryptocurrency mining services and alfafa hay sales.

Our liquidity position has deteriorated since 2015. We suffered net losses of $15.1 million, $6.3 million and $44.8  million for the years ended December 31, 2019, 2020 and 2021, respectively. We also had an accumulated deficit of $637.4  million and a working capital deficit of $90.0 million as of December 31, 2021. For a detailed discussion, please see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations —B. Liquidity and Capital Resources—Capital Resources and Material Known Facts on Liquidity.”

Our operating results for future periods are subject to numerous uncertainties and it is uncertain if we will be able to reduce or eliminate our net losses for the foreseeable future. We have developed a plan to continue implementing various measures to boost revenue and control the cost and expenses within an acceptable level. Such measures include: 1) negotiate with potential buyers to sell certain PV solar projects; 2) negotiate with convertible bond holder for postpone of repayments; 3) improve the profitability of the business in US; 4) obtain equity financing from initial public offerings of certain subsidiaries; 5) strictly control and reduce business, marketing and advertising expenses and 6) seek for certain credit facilities

While we believe that the measures in the plans will be adequate to allow us to meet our liquidity and cash flow requirements within one year after the date that the consolidated financial statements are issued, there is no assurance that the plans will be successfully implemented. If we fail to achieve these goals, we may need additional financing to repay debt obligations and execute our business plan, and we may not be able to obtain the necessary additional capital on a timely basis, on acceptable terms, or at all. In the event that financing sources are not available, or that the we are unsuccessful in increasing our gross profit margin and reducing operating losses, we may be unable to implement our current plans for expansion, repay debt obligations or respond to competitive pressures, any of which would have a material adverse effect on our business, financial condition and results of operations and may materially adversely affect our ability to continue as a going concern.

Principal Factors Affecting Our Results of Operations

We believe that the following factors have had, and we expect that they will continue to have, a significant effect on the development of our business, financial condition and results of operations.

COVID-19

The pandemic of a novel coronavirus (COVID-19) has resulted in a widespread health crisis that has adversely affected the economies and financial markets worldwide. Governmental authorities have recommended or ordered the limitation or cessation of certain business or commercial activities in jurisdictions in which we do business or have operations. While some of these orders permit the continuation of essential business operations, or permit the performance of minimum business activities, these orders are subject to continuous revision or may be revoked or superseded, or our understanding of the applicability of these orders and exemptions may change at any time. In response to these orders, we have reduced the risk of exposure to infection, including reduced travel, cancellation of meetings and events, and implementation of work-at- home policies.

Our operating results substantially depend on revenues derived from sales of PV project assets, provision of electricity, our Australian subsidiary’s trading of PV components, and our U.S. subsidiary’s business on roofing and solar energy systems installation and sales and leasing of EVs, respectively. As the COVID-19 spread continues, the measures implemented to curb the spread of the virus have resulted in supply chain disruptions, insufficient work force and suspended manufacturing and construction works for solar industry. One or more of our customers, partners, service providers or suppliers may experience financial distress, delayed or defaults on payment, file for bankruptcy protection, sharp diminishing of business, or suffer disruptions in their business due to the outbreak. These preventative measures have also impacted our daily operations. The efforts enacted to control COVID-19 have placed heavy pressure on our marketing and sales activities. We continue to assess the related risks and impacts COVID-19 pandemic may have on our business and our financial performance. In light of the rapidly changing situation across different countries and regions, it remains difficult to estimate the duration and magnitude of COVID-19 impact. Until such time as the COVID-19 pandemic is contained or eradicated and global business return to more customary levels, our business and financial results may be materially adversely affected.

Market Demand

Our revenue and profitability depend substantially on the demand for our PV solutions, which is driven by the economics of PV systems, including the availability and size of government subsidies and other incentives, government support, cost improvements in solar power, as well as environmental concerns and energy demand. The world PV market in terms of new annual installations is expected to grow significantly in the next five years, providing engineering procurement construction (“EPC”) service providers and solar project developers like us with significant opportunities to grow our business.

In the long term, as PV technology advances and the average system costs of solar projects decrease, we expect the market for electricity in a growing number of countries to achieve grid parity. As the PV industry becomes more competitive against other energy industries and widespread grid parity strengthens demand for solar projects, we expect our costs of sales to decrease and our revenue and profitability to increase.

In addition, the medium-duty EV market is expected to grow significantly over the next decade. While the market has been too slow to expand over the last many years, many key factors are shaping the industry for accelerated growth over the next few years. Key factors driving this growth include government regulations requiring fleets to go electric, incentives and grant funding supporting commercial zero emission vehicle deployments, infrastructure deployments and corporate electrification mandates. Many large fleets who operate large truck and bus fleets have committed to go 100% electric over the next few years. This includes large delivery truck fleets like Amazon, FedEx, UPS, DHL, IKEA; also shuttle bus operators like transit agencies in Los Angeles, Orange County, and New York; and large corporate fleet owners like Genentech, Microsoft and Salesforce. All of the above factors, together with key technology catalysts, are expected to spur demand for medium-duty electric vehicles significantly over the next few years. Key technology drivers include reduction in battery costs and costs of other key components, making electric vehicles cheaper, and advances in EV drivetrain technology, including motor improvements that enable better performance and higher efficiencies; and refinements in high-voltage battery technology. The anticipated sales growth in this segment of the EV market is attributed both to new companies that started as electric vehicle manufacturers, as well as and conventional OEMs who are expected to start offering complete EV over the next few years.

As PV and energy storage technology advances and the average system costs decrease, in many cases the residential or small business owners of solar systems have effectively achieved grid parity for their systems. Aided by smart meter and virtual power plant technologies such systems can be an attractive alternative to electricity grid in many localities. We expect traditionally strong residential solar markets such as California and Australia to continue to grow, while we expect new growth from markets to emerge such as Florida, Texas and US Northeast. As the overall market grows we expect our costs of sales to decrease and our revenue and profitability to increase.

Government Subsidies and Incentive Policies

We believe that the growth of the solar power industry in the short term will continue to depend largely on the availability and effectiveness of government incentives for solar power products and the competitiveness of solar power in relation to conventional and other renewable energy resources in terms of cost. Countries in Europe, notably Italy, Germany, France, Belgium and Spain, certain countries in Asia, including Japan, India and South Korea, as well as Australia and the United States have adopted favorable renewable energy policies. Examples of government sponsored financial incentives to promote solar power include capital cost rebates, tax credits, net metering and other incentives to end users, distributors, project developers, system integrators and manufacturers of solar power products.

Governments may reduce or eliminate existing incentive programs for political, financial or other reasons, which will be difficult for us to predict. Electric utility companies or generators of electricity from fossil fuels or other renewable energy sources could also lobby for a change in the relevant legislation in their markets to protect their revenue streams. Government economic incentives could be reduced or eliminated altogether.

With growing emphasis on improving air quality around our communities, large states like California are mandating key end user segments to switch to zero emission transportation options. Some of the key regulations driving growth in our addressable market include, in California, requiring all transit buses to be zero emissions by 2040, requiring all airport shuttles to be electric by 2035, requiring at least 50% of all medium-duty trucks sold in the state to be electric by 2030, and requiring specific end-user segments like drayage and yard trucks to go electric.

Other states like New York, New Jersey and Massachusetts are also expected to bring in regulatory requirements for key end user segments like transit agencies and school buses to switch to all electric vehicles. Fifteen other states, including Connecticut, Colorado, Hawaii, Maine, Maryland, Massachusetts, New Jersey, New York, North Carolina, Oregon, Pennsylvania, Rhode Island, Vermont, and Washington have committed to follow California’s Clean Truck Regulation.

Various state and federal agencies are also supporting the switch to zero emission transportation by providing a host of funding and incentive support to develop, demonstrate and deploy zero emission transportation solutions. This is primarily driven by the urgent need to meet carbon and greenhouse gas emission reduction targets. Some of the key funding / incentives driving adoption of electric medium duty vehicles include: the California HVIP program offering a minimum of $60,000 per vehicle as incentive for Class 4 electric vehicles registered and operating in the state, the New York Truck Voucher Incentive Program offering up to $66,000 per Class 4 electric vehicle, funding from federal agencies like the FTA, covering up to 80% of the cost of procuring electric transit buses and various funding options covering up to 100% of the cost of procuring all electric school buses across key states.

Federal and various state agencies have established incentives for setting up both public and private charging infrastructure. Notably, the California Energy Commission and the California Public Utilities Commission have approved funding up to 100% of the cost of setting up chargers and related infrastructure. Large utilities like Southern California Edison, Pacific Gas & Electric and San Diego Gas & Electric have ‘Charge Ready’ programs that cover the entire cost of setting up charging infrastructure. Other states like New York, Chicago, North Carolina, Tennessee, Texas and Ohio have also introduced programs to support fleets with their charging infrastructure requirements.

Our Solar Power Generation and Operations Capabilities

Our financial condition and results of operations depend on our ability to successfully continue to develop new solar projects and operate our existing solar projects. We expect to build and manage a greater number of solar projects, which we expect to present additional challenges to our internal processes, external construction management, working capital management and financing capabilities. Our financial condition, results of operations and future success depend, to a significant extent, on our ability to continue to identify suitable sites, expand our pipeline of projects with attractive returns, obtain required regulatory approvals, arrange necessary financing, manage the construction of our solar projects on time and within budget, and successfully operate solar projects.

Selected Statement of Operations Items

Revenue

Our revenue for the years ended December 31, 2019, 2020 and 2021 was mainly derived from sales of PV components, roofing and solar energy systems installation, electricity revenue with Power Purchase Agreements (“PPAs”), sales of PV project assets, sales of pre-development solar projects, sales and leasing of EVs and others.

The following table sets forth a breakdown of our revenue from continuing operation by category of activities for the periods indicated:

	For the years ended December 31,
	2019		2020		2021
	($ in thousands except percentage)
Sales of PV components	$80,941	82.7%	$112,442	81.1%	$123,138	76.0%
Roofing and solar systems installation	–	–	–	–	29,028	17.9%
Sales of pre-development solar project	(2,835)	(2.9)%	101	0.1%	894	0.6%
Sales of PV project assets	9,563	9.8%	19,901	14.4%	–	0%
Electricity revenue with PPAs	3,368	3.4%	4,421	3.2%	4,587	2.8%
Others	6,846	7.0%	1,763	1.2%	4,346	2.7%
	$97,883	100%	$138,628	100.0%	$161,993	100.0%

Cost of Revenues

Our cost of revenues consist primarily of raw materials and labor cost. In the years ended December 31, 2019, 2020 and 2021, we had cost of revenues of $90.7 million, $121.8 million and $151.4 million from our operation, respectively.

Operating Expenses

In the years ended December 31, 2019, 2020 and 2021, our operating expenses consisted of (1) general and administrative expenses, (2) sales, marketing and customer service expenses, (3) provision for credit losses and (4) impairment charges.

General and administrative expenses. Our general and administrative expenses primarily consist of salaries and share based compensation expense, professional service fees, rental and office supplies expenses. In the years ended December 31, 2019, 2020 and 2021, our general and administrative expenses were $15.2 million, $13.5 million and $41.8 million, respectively.

Sales, marketing and customer service expenses. Our sales, marketing and customer service expenses consist primarily of advertising expense, amortization of intangible assets and salaries. In the years ended December 31, 2019, 2020 and 2021, our sales, marketing and customer service expenses were $2.4 million, $2.2 million and $7.6 million, respectively.

Provision for credit loss. In the year ended December 31, 2019, 2020 and 2021, our provision for credit loss were of $4.1 million, $1.1 million and $2.7 million, respectively.

Impairment charges. Our impairment charges consist of impairment charges for project assets, intangible assets, property and equipment etc. In the years ended December 31, 2019, 2020 and 2021, our impairment charges were $4.7 million, $nil and $nil, respectively.

Other Income (Expense)

In the year ended December 31, 2019, our other income (expense) includes interest expense, net, change in fair value of derivative liability, reversal of tax penalty, net foreign exchange gain and others. In the year ended December 31, 2020, our other income (expense) includes interest expense, net, change in fair value of derivative liability, net foreign exchange loss and others, gain on de-recognition of long aged liabilities and gain on forgiveness of PPP loan. In the year ended December 31, 2021, our other income (expense) includes interest expenses, net, net foreign exchange gain, gain on forgiveness of PPP loan, change in fair value of derivative liability and others.

Interest expense. Our interest expense arises from borrowings. In the years ended December 31, 2019, 2020 and 2021, our interest expense was $3.8 million, $3.8 million and $5.1 million, respectively.

Reversal of tax penalty. On May 27, 2019 and February 20, 2020, the Internal Revenue Service (IRS) issued notices which assessed penalties for Federal income tax for the tax years ended December 31, 2017 and 2016 in the amount of $1.2 million and $1.3 million plus an immaterial amount of interest, respectively. The state portion of tax penalty is re-estimated in the amount of $0.3 million. Thus, we reversed $6.9 million of tax penalty for the year ended December 31, 2019. On September 6, 2021 we received another notice from IRS which assessed penalties for Federal income tax for the tax years ended December 31, 2017 in the amount of $1,193 plus interest. We assessed it as a substation for the original letter received in 2019 as they were for the same period with same principle penalty amount with different addressee, which changed from SPI Solar Inc., a subsidiary of the Group to SPI Energy Co. Ltd and Subsidiaries, thus no additional provision of penalty was made. As of the issuance date of the consolidated financial statements, we have not received the result of the tax penalty from IRS.

Income Tax

The following table sets forth our loss before income taxes to the relevant geographic locations for the periods indicated:

	For the year ended December 31,
	2019	2020	2021

United States	(4,926)	$(7,525)	$(45,860)
Foreign	(10,130)	1,718	2,480
Total	(15,056)	$(5,807)	$(43,380)

Cayman Islands

We are incorporated in the Cayman Islands. Under the current laws of the Cayman Islands, we are not subject to income or capital gains tax in the Cayman Islands. Payments of dividends and capital in respect of our Shares will not be subject to taxation in the Cayman Islands and no withholding will be required on the payment of a dividend or capital to any holder of our Shares, nor will gains derived from the disposal of our Shares be subject to Cayman Islands income or corporation tax. The Cayman Islands currently have no income, corporation or capital gains tax and no estate duty, inheritance tax or gift tax.

United States

Based on Financial Accounting Standards Board (“FASB”) staff Q&A Topic 740, No. 5, Accounting for Global Intangible Low-Taxed Income (GILTI), the FASB staff noted that the Company must make an accounting policy election to either (1) recognize taxes due on future U.S. inclusions in taxable income related to GILTI as a current-period expense when incurred (the “period cost method”) or (2) factor such amount into the Company’s measure of its deferred taxes (the “deferred method”). The Company elected to treat GILTI as a current-period expense when incurred. The Company has not recognized GILTI expense for the year ended December 31, 2021 as there were either no earnings from controlled foreign corporations or the “high-tax” exclusion applied.

Hong Kong

According to Tax (Amendment) (No. 3) Ordinance 2018 published by Hong Kong government, form April 1, 2018, under the two-tiered profits tax rates regime, the profits tax rate for the first HKD2 million of assessable profits will be lowered to 8.25% (half of the rate specified in Schedule 8 to the Inland Revenue Ordinance (IRO)) for corporations. No provision for Hong Kong tax has been made in our consolidated financial statements, as our Hong Kong subsidiary had not generated any assessable income for the years ended December 31, 2019, 2020 and 2021. Our subsidiaries incorporated in Hong Kong were exempted from the Hong Kong income tax on its foreign-derived income and there were no withholding taxes in Hong Kong on the remittance of dividends.

See “Item 1. Business — Taxation” for more information.

Critical Accounting Policies and Estimates

Our consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America, which require us to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the financial statements, the reported amounts of revenues and expenses during the reporting periods and the related disclosures in the consolidated financial statements and accompanying footnotes. Out of our significant accounting policies, which are described in Note 3—Summary of Significant Accounting Policies of our consolidated financial statements included elsewhere in this Form 10-K, certain accounting policies are deemed “critical,” as they require management’s highest degree of judgment, estimates and assumptions. While management believes its judgments, estimates and assumptions are reasonable, they are based on information presently available and actual results may differ significantly from those estimates under different assumptions and conditions.

Revenue Recognition

Our accounting practices under Accounting Standards Codification (“ASC”) No. 606, “Revenue from Contracts with Customers” (“ASC 606” or “Topic 606”) are as followings:

We generate revenue from sales of PV components, roofing and solar systems installation, electricity revenue with Power Purchase Agreements (“PPAs”), sales of PV project assets, sales of pre-development solar projects, sales and leasing of EVs and others.

Sale of PV components. Revenue on sale of PV components is recognized at a point in time following the transfer of control of such products to the customer, which typically occurs upon shipment or acceptance of the customer depending on the terms of the underlying contracts.

Roofing and solar systems installation. Revenue from roofing and solar energy system installation is recognized over time. For solar system our principal performance obligation is to design and install a customize solar energy system, sometimes, reinstall the customer’s existing solar energy system that is interconnected to the local power grid and for which permission to operate has been granted by a utility company to the customer. For roofing our principal performance obligation is to design and build roof system per customer selection. All costs to obtain and fulfill contracts associated with system sales and other product sales are expensed to cost of revenue when the corresponding revenue is recognized. We recognize revenue using a cost-based input method that recognizes revenue and gross profit as work is performed based on the relationship between actual costs incurred compared to the total estimated cost of the contract. In applying cost-based input method, we use the actual costs incurred to the total estimated cost, to determine the progress towards contract completion and to calculate the corresponding amount of revenue and gross profit to recognize.

Electricity revenue with PPAs. We sell energy generated by PV solar power systems under PPAs. For energy sold under PPAs, we recognize revenue each period based on the volume of energy delivered to the customer (i.e., the PPAs off-taker) and the price stated in the PPAs. We have determined that none of the PPAs contains a lease since (i) the purchaser does not have the rights to operate the PV solar power systems, (ii) the purchaser does not have the rights to control physical access to the PV solar power systems, and (iii) the price that the purchaser pays is at a fixed price per unit of output.

Sale of PV project asset. Our sales arrangements for PV projects do not contain any forms of continuing involvement that may affect the revenue or profit recognition of the transactions, nor any variable considerations for energy performance guarantees, minimum electricity end subscription commitments. The Company therefore determined its single performance obligation to the customer is the sale of a completed solar project. We recognize revenue for sales of solar projects at a point in time after the solar project has been grid connected and the customer obtains control of the solar project.

Sales of pre-development solar projects. For sales of pre-development solar projects in which we transfer 100% of the membership interest in solar projects to a customer, we recognize all of the revenue for the consideration received at a point in time when the membership interest was transferred to the customer, which typically occurs when we delivered the membership interest assignment agreement to the customer.

The contract arrangements may contain provisions that can either increase or decrease the transaction price. These variable amounts generally are resolved upon achievement of certain performance or upon occurrence of certain price reduction conditions. Variable consideration is estimated at each measurement date at its most likely amount to the extent that it is probable that a significant reversal of cumulative revenue recognized will not occur and true-ups are applied prospectively as such estimates change.

Changes in estimates for sales of pre-development solar projects occur for a variety of reasons, including but not limited to (i) EPC construction plan accelerations or delays, (ii) product cost forecast changes, (iii) change orders, or (iv) occurrence of purchase price reduction conditions. The cumulative effect of revisions to transaction prices are recorded in the period in which the revisions to estimates are identified and the amounts can be reasonably estimated.

Revenue from sales and leasing of EV. We recognize revenue from sales of EV at a point in time following the transfer of control of such products to the customer, which typically occurs upon the delivery to the customer for EV sales. We determined that the government grants related to sales of EV should be considered as part of the transaction price because it is granted to the EV buyer and the buyer remains liable for such amount in the event the grants were not received by us or returned due to the buyer violates the government grant terms and conditions. EV leasing revenue includes revenue recognized under lease accounting guidance for direct leasing programs. We account for these leasing transactions as operating leases under ASC 840 Leases, and revenues are recognized on a straight-line basis over the contractual term.

Other revenue. Other revenue mainly consists of revenue generated from bitcoin mining equipment sales and hosting service, sales of component and charging stations, sale of Alfalfa hay, engineering and maintenance service, shipping and delivery service and other. Revenue on sales of bitcoin mining equipment, alfalfa hays and component and charging stations were recognized at a point in time following the transfer of control of such products to the customer, which typically occurs upon acceptance of the products made by the customer, and upon delivery of the products to the hosting site or receipt place assigned by the customer, installed and set up the products for sale of bitcoin mining equipment. Revenue for hosting service, engineering and maintenance service and shipping and delivery service are recognized on a straight-line basis over time as services are performed and based on the output method related to the time incurred during the service period.

Impairment of Long-lived Assets

Our long-lived assets include property, plant and equipment, project assets and other intangible assets with finite lives. We evaluate long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If circumstances require a long-lived asset or asset group be tested for possible impairment, we first compare undiscounted cash flows expected to be generated by that asset or asset group to its carrying amount. If the carrying amount of the long-lived asset or asset group is not recoverable on an undiscounted cash flow basis, an impairment is recognized to the extent that the carrying amount exceeds its fair value. Fair value is determined through various valuation techniques including discounted cash flow models, quoted market values and third-party independent appraisals, as considered necessary. Estimating future cash flows requires significant judgment, and such projections may vary from the cash flows eventually realized. Any impairment write-downs would be treated as permanent reductions in the carrying amounts of the assets and a charge to operations would be recognized.

We review project assets for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. We consider a project commercially viable or recoverable if it is anticipated to be sold for a profit once it is either fully developed or fully constructed. We consider a partially developed or partially constructed project commercially viable or recoverable if the anticipated selling price is higher than the carrying value of the related project assets. We examine a number of factors to determine if the project is expected to be recoverable, including whether there are any changes in environmental, permitting, market pricing, regulatory, or other conditions that may impact the project. Such changes could cause the costs of the project to increase or the selling price of the project to decrease. If a project is not considered recoverable, we impair the respective project assets and adjust the carrying value to the estimated fair value.

The judgments and estimates involved in identifying and quantifying the impairment of long-lived assets involve inherent uncertainties, and the measurement of the fair value is dependent on the accuracy of the assumptions used in making the estimates and how those estimates compare to our future operating performance. We evaluate long-lived assets for impairment and did not note events or changes in circumstances that indicate the carrying amount of the asset groups may not be recovered as of December 31, 2020 and 2021.

Inventories

Inventories are stated at the lower of cost or net realizable value. The cost of raw materials is determined on the basis of weighted average cost method. The cost of finished goods is determined on the basis of weighted average and comprises direct materials, direct labor and an appropriate proportion of overhead. Net realizable value is based on estimated selling prices less selling expenses and any further costs expected to be incurred for completion. Adjustments to reduce the cost of inventory to net realizable value are made, if required, for estimated excess, obsolescence, or impaired balances if any. We evaluate the recoverability of our inventories based on assumptions about expected demand and market conditions. Our assumption of expected demand is developed based on our analysis of sales backlog, market forecast, and competitive intelligence. Our assumption of expected demand is compared to available inventory, production capacity, available third-party inventory, and growth plans.

During the years ended December 31, 2019, 2020 and 2021, inventories were written down by $0.1 million, nil and $1.0 million, respectively, to reflect the lower of cost or net realizable value.

Share-Based Compensation

Our share-based payment transactions with employees, such as restricted shares and share options, are measured based on the grant-date fair value of the equity instrument issued. The fair value of the award is recognized as compensation expense, net of estimated forfeitures, over the period during which an employee is required to provide service in exchange for the award, which is generally the vesting period.

We estimate the fair value of service-based stock options granted using the Black-Scholes option-pricing formula, which requires the use of highly subjective and complex assumptions. If we had made different assumptions, our stock-based compensation expense, net loss and net loss per share of common stock could have been significantly different. See Note 19 to our audited financial statements included elsewhere in this Annual Report for information concerning certain of the specific assumptions we used in applying the Black-Scholes option pricing model to determine the estimated fair value of our stock options granted during the year ended December 31, 2019, 2020 and 2021.

Accounts Receivables and Allowance for Credit Losses

We grant open credit terms to credit-worthy customers. Accounts receivable are primarily related to our sales of pre-development solar projects, sales of PV components, revenue from roofing and solar energy systems installation, electricity revenue with PPA, and sales of EVs.

We maintain allowances for credit losses for estimated losses resulting from the inability of our customers to make required payments. Accounts receivable is considered past due based on its contractual terms. In establishing the allowance, management considers historical losses, the financial condition, the accounts receivables aging, the payment patterns and the forecasted information in pooling basis upon the use of the Current Expected Credit Loss Model (“CECL Model”) in accordance with ASC topic 326, Financial Instruments - Credit Losses. Accounts receivable that are deemed to be uncollectible are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. There is a time lag between when the Company estimates a portion of or the entire account balances to be uncollectible and when a write off of the account balances is taken. We take a write off of the account balances when we can demonstrate all means of collection on the outstanding balances have been exhausted. We do not have any off-balance-sheet credit exposure related to our customers. Contractually, we may charge interest for extended payment terms and require collateral.

Provision for credit losses are $4.1 million, $1.1 million and $2.7 million for the years ended December 31, 2019, 2020 and 2021, respectively.

Goodwill

Goodwill represents the excess of the purchase consideration over the fair value of the identifiable tangible and intangible assets acquired and liabilities assumed of the acquired entity as a result of our acquisitions of interests in our subsidiaries. Goodwill is not amortized but is tested for impairment on an annual basis, or more frequently if events or changes in circumstances indicate that it might be impaired. We have an option to first assess qualitative factors to determine whether it is necessary to perform the quantitative goodwill impairment test. In the qualitative assessment, we consider primary factors such as industry and market considerations, overall financial performance of the reporting unit, and other specific information related to the operations. Based on the qualitative assessment, if it is more likely than not that the fair value of each reporting unit is less than the carrying amount, the quantitative impairment test is performed.

In performing the quantitative impairment test, we compare the fair values of each reporting unit to its carrying amount, including goodwill. If the fair value of each reporting unit exceeds its carrying amount, goodwill is not considered to be impaired. If the carrying amount of a reporting unit exceeds its fair value, we recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value; the loss recognized should not exceed the total amount of goodwill allocated to that reporting unit. Application of a goodwill impairment test requires significant management judgment, including the identification of reporting units, assigning assets, liabilities and goodwill to reporting units, and determining the fair value of each reporting unit. The judgment in estimating the fair value of reporting units includes estimating future cash flows, determining appropriate discount rates and making other assumptions. Changes in these estimates and assumptions could materially affect the determination of fair value for each reporting unit.

We tested goodwill for impairment as of December 31, 2020 and 2021 by performing a qualitative assessment test and no impairment indicator was noted.

Income Taxes

We account for income taxes under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carry forwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. A valuation allowance is recognized if it is more likely than not that some portion, or all, of a deferred tax asset will not be realized.

We recognize in the consolidated financial statements the impact of a tax position, if that position is more likely than not of being sustained upon examination, based on the technical merits of the position. In evaluating whether a tax position has met the more-likely-than-not recognition threshold, management presumes that the position will be examined by the appropriate taxing authority that has full knowledge of all relevant information. In addition, a tax position that meets the more-likely-than-not recognition threshold is measured to determine the amount of benefit to be recognized in the financial statements. The tax position is measured at the largest amount of benefit that is greater than 50 percent likely of being realized upon settlement. Our tax liability associated with unrecognized tax benefits is adjusted periodically due to changing circumstances, such as the progress of the tax audits, case law developments and new or emerging legislation. Such adjustments are recognized entirely in the period in which they are identified. We record interest and penalties related to an uncertain tax position, if and when required, as part of income tax expense in the consolidated statements of operations. No reserve for uncertainty tax position was recorded by us for the years ended December 31, 2020 and 2021. We do not expect that the assessment regarding unrecognized tax positions will materially change over the next 12 months. We are not currently under examination by an income tax authority, nor has been notified that an examination is contemplated.

Recent Accounting Pronouncements

Recently Adopted Accounting Standards

In December 2019, the FASB issued ASU No. 2019-12, Income taxes (Topic 740), Simplifying the Accounting for Income Taxes. This guidance amends ASC Topic 740 and addresses several aspects including 1) evaluation of step-up tax basis of goodwill when there is not a business combination, 2) policy election to not allocate consolidated taxes on a separate entity basis to entities not subject to income tax, 3) accounting for tax law changes or rates during interim periods, 4) ownership changes from equity method investment to subsidiary or vice versa, 5) elimination of exception to intraperiod allocation when there is gain in discontinued operations and a loss from continuing operations, 6) treatment of franchise taxes that are partially based on income. The standard is effective for interim and annual periods beginning after December 15, 2020. We adopted this ASU from January 1, 2021. The adoption of ASU No. 2019-12 did not have a material impact on the our consolidated financial statements.

In January 2017, the FASB issued ASU 2017-04, Intangibles (Topic 350): Goodwill and Other. This ASU simplifies the accounting for goodwill impairment and removes Step 2 of the goodwill impairment test. Goodwill impairment will be the amount by which a reporting unit’s carrying value exceeds its fair value limited to the total amount of goodwill allocated to that reporting unit. Entities will continue to have the option to perform a qualitative assessment to determine if a quantitative impairment test is necessary. The ASU is effective for interim and annual periods beginning after December 15, 2021, with early adoption permitted. We adopted this ASU from January 1, 2021, and the adoption did not have a material impact on our consolidated financial statements and related disclosures.

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments — Credit Losses (Topic 326), Measurement of Credit Losses on Financial Instruments, which amends the current accounting guidance and requires the measurement of all expected losses based on historical experience, current conditions and reasonable and supportable forecasts. For trade receivables, loans, and other financial instruments, We will be required to use a forward-looking expected loss model that reflects losses that are probable rather than the incurred loss model for recognizing credit losses. The standard became effective for interim and annual periods beginning after December 15, 2019. Application of the amendments is through a cumulative- effect adjustment to retained earnings as of the effective date. The adoption did not have a material impact on our consolidated financial statements.

In November 2021, The FASB issued ASU No. 2021-10, Government Assistance (Topic 832), Disclosures by Business Entities about Government Assistance. This guidance requires business entities to make annual disclosures about transactions with a government (including government assistance) they account for by analogizing to a grant or contribution accounting model (e.g., IAS 20, Accounting for Government Grants and Disclosure of Government Assistance). The required disclosures include the nature of the transaction, the entity’s related accounting policy, the financial statement line items affected and the amounts reflected in the current period financial statements, as well as any significant terms and conditions. An entity that omits any of this information because it is legally prohibited from being disclosed needs to include a statement to that effect. The guidance is effective for financial statements issued for annual periods beginning after December, 15 2021, and early adoption is permitted. We adopted this ASU from January 1, 2022 and the adoption did not have a material impact on our consolidated financial statements.

We do not believe other recently issued but not yet effective accounting standards, if currently adopted, would have a material effect on the consolidated financial position, statements of operations and cash flows.

Recent Financing Activities

In October 2020, the Company offered and sold 2,964,000 ordinary shares in a registered direct offering to institutional investors at a purchase price of $5.40 per share for proceeds of approximately $14.6 million, after deducting the placement agent’s fees and other expenses. In December 2020, the Company offered and sold 3,495,000 ordinary shares and warrants to purchase an aggregate of 3,495,000 ordinary shares in a registered direct offering to institutional investors at a purchase price of $10.02 per share and accompany warrant for proceeds of approximately $32.3 million, after deducting the placement agent’s fees and other expenses. The warrants are exercisable for a period of five years from December 7, 2020 at an exercise price $10.50 per share.

In November 2020, the Company sold a Convertible Promissory Note for a total consideration of approximately $2.1 million, convertible into ordinary shares of the Company at a conversion price of $26.00 per share. The Convertible Promissory Note was offered and sold solely to the Investor in a private placement in reliance on Regulation D promulgated under the U.S. Securities Act of 1933, as amended.

In February 2021, the Company offered and sold 1,365,375 ordinary shares in a registered direct offering to certain institutional investors at a purchase price of $10.79 per ordinary share for $13.6 million, net of direct offering cost of $1.1 million.

In February 2021, June 2021, September 2021 and November 2021, the Company sold Convertible Promissory Notes to an investor for consideration of approximately $4.21 million each and $16.84 million in total, convertible into ordinary shares of the Company at a conversion price of $20.00 per share. The Convertible Promissory Notes were offered and sold solely to the investor in a private placement in reliance on Regulation D promulgated under the U.S. Securities Act of 1933, as amended.

Results of Operations

The following table sets forth a summary, for the periods indicated, of our consolidated results of operations and each item expressed as a percentage of our total net revenues. Our historical results presented below are not necessarily indicative of the results that may be expected for any future period.

	December 31,
	2019		2020		2021

Net sales	97,883	100%	$138,628	100%	$161,993	100.0%
Cost of revenues	90,693	92.7%	121,773	87.8%	151,373	93.4%
Gross profit	7,190	7.3%	16,855	12.2%	10,620	6.6%
Operating expenses:
General and administrative	15,158	15.5%	13,485	9.7%	41,780	25.8%
Sales, marketing and customer service	2,398	2.4%	2,185	1.6%	7,581	4.7%
Provision for credit losses	4,115	4.2%	1,094	0.8%	2,735	1.7%
Impairment charges	4,690	4.8%	–	–%	–	–%
Total operating expenses	26,361	26.9%	16,764	12.1%	52,096	32.2%
Operating (loss) income	(19,171)	(19.6)%	91	0.1%	(41,476)	(25.6)%
Other income (expense):
Interest expenses	(3,768)	(3.8)%	(3,790)	(2.7)%	(5,137)	(3.2)%
Change in fair value of derivative liability	285	0.3%	496	0.4%	67	0.0%
Net foreign exchange gain (loss)	1,261	1.3%	(5,411)	(3.9)%	2,694	1.7%
Reversal of tax penalty	6,890	7.0%	–	–%	–	–%
Others	(553)	(0.6)%	2,807	2.0%	472	0.3%
Total other income (expense), net	4,115	4.2%	(5,898)	(4.2)%	(1,904)	(1.2)%
Loss before income taxes	(15,056)	(15.4)%	(5,807)	(4.1)%	(43,380)	(26.8)%
Income taxes expense	92	0.1%	458	0.3%	1,454	0.9%
Net loss	$(15,148)	(15.5)%	$(6,265)	(4.4)%	$(44,834)	(27.7)%

Comparison of the year ended December 31, 2021 to the year ended December 31, 2020

Net sales — Net sales were $138.6 million and $162.0 million for the years ended December 31, 2020 and 2021, respectively, representing an increase of $23.4 million or 16.9%. The increase in net sales for the year ended December 31, 2021 over the comparative period was primarily due to revenue increase from sales of PV components of $10.7 million, revenue increase from roofing and solar systems installation of $29.0 million and partially net off by the decrease of revenue from the sale of PV projects of $19.9 million.

Cost of revenues — Cost of revenues was $121.8 million (87.8% of net sales) and $151.4 million (93.4% of net sales) for the years ended December 31, 2020 and 2021, respectively, representing an increase of $29.6 million or 24.3%. The increase in cost of goods sold was in consistent with the increase of net sales.

Gross profit — Our gross profit decreased from $16.9 million in the year ended December 31, 2020 to $10.6 million in the year ended December 31, 2021. Gross margins were 12.2% and 6.6% for the years ended December 31, 2020 and 2021, respectively. The decrease in gross margin was primarily due to new business of roofing and solar systems installation with a negative gross margin due to inefficient operation at the beginning of the business.

General and administrative expenses — General and administrative expenses were $13.5 million (9.7% of net sale) and $41.8 million (25.8% of net sale) for the years ended December 31, 2020 and 2021, respectively, representing an increase of $28.3 million, or 209.6%. The increase was mainly due to the business of zero-emission EVs in U.S. started from Oct 2020 and roofing and solar energy systems installation business in U.S. from February 2021.

Sales, marketing and customer service expenses — Sales, marketing and customer service expenses were $2.2 million (1.6% of net sales) and $7.6 million (4.7% of net sales) for the years ended December 31, 2020 and 2021, respectively, representing an increase of $5.4 million, or 245.5%. The increase in our sales, marketing and customer service expenses was mainly due to the increase of employees’ salaries and the amortization of the cost of customer list and work in process contracts purchased from the PDI.

Provision for credit loss — In 2020 and 2021, we accrued credit loss provision of $1.1 million and $2.7 million, respectively. The increase was mainly due to the provision for the accounts receivable generated from the new business of sales of roofing and solar energy systems installation.

Interest expense, net — Interest expense net was $3.8 million (2.7% of net sales) and $5.1 million (3.2% of net sales) for the years ended December 31, 2020 and 2021, respectively, representing an increase of $1.3 million, or 35.5%. The increase was mainly due to the increase of our convertible bonds and borrowings.

Net foreign exchange gain (loss) — We had a net foreign exchange loss of $5.4 million (3.9% of net sales) and a net foreign exchange gain of $2.7 million (1.7% of net sales) for the years ended December 31, 2020 and 2021, respectively.

Other income or expenses — We generated other income of $2.8 million (2.0% of net sales) and $0.5 million (0.3% of net sales) in the years ended December 31, 2020 and 2021. The other income in 2020 mainly represents the derecognition of long age liabilities of $2.3 million.

Income tax expense — We had a provision for income taxes of $0.5 million (0.3% of net sales) and $1.5 million (0.9% of net sales) for the years ended December 31, 2020 and 2021, respectively, representing an increase of $1.0 million, or 200.0%. The increase was mainly due to the increase in profit before tax of our subsidiary in Australia.

Net loss — For the foregoing reasons, we incurred a net loss of $44.8 million (27.7% of net sales) for the year ended December 31, 2021, representing an increase of net loss of $38.5 million compared to a net loss of $6.3 million (4.4% of net sales) for the year ended December 31, 2020.

B.	Liquidity and Capital Resources

Liquidity and Capital Resources

 Historically, we have financed our operations primarily through cash flows from bank borrowings, financing from issuance of convertible bonds, operating activities, and the proceeds from private placements and registered offerings.

As of December 31, 2021, we had $17.8 million in cash and cash equivalents, and restricted cash.

We have recurring losses from operations. We have incurred a net loss of $44.8 million during the year ended December 31, 2021. As of December 31, 2021, we had a working capital deficit of $90.0 million and the cash flow used in the operation activities for the year ended December 31, 2021 was $27.5 million. These conditions raise substantial doubt about the Company's ability to continue as a going concern.

For the next 12 months from the issuance date of this report, we plan to continue implementing various measures to boost revenue and control the cost and expenses within an acceptable level. Such measures include: 1) negotiate with potential buyers to sell certain PV solar projects; 2) negotiate with convertible bond holder for postpone of repayments; 3) improve the profitability of the business in US; 4) obtain equity financing from initial public offerings of certain subsidiaries; 5) strictly control and reduce business, marketing and advertising expenses and 6) seek for certain credit facilities.

While management believes that the measures in the plans will be adequate to allow us to meet our liquidity and cash flow requirements within one year after the date that the consolidated financial statements are issued, there is no assurance that the plans will be successfully implemented. If we fail to achieve these goals, we may need additional financing to repay debt obligations and execute our business plan, and we may not be able to obtain the necessary additional capital on a timely basis, on acceptable terms, or at all. In the event that financing sources are not available, or that we are unsuccessful in increasing our gross profit margin and reducing operating losses, we may be unable to implement our current plans for expansion, repay debt obligations or respond to competitive pressures, any of which would have a material adverse effect on our business, financial condition and results of operations and may materially adversely affect our ability to continue as a going concern.

The consolidated financial statements do not include any adjustments related to the recoverability and classification of recorded assets or the amounts and classification of liabilities or any other adjustments that might be necessary should we be unable to continue as a going concern.

A summary of the sources and uses of cash and cash equivalents is as follows:

	For the year ended December 31,
	2019	2020	2021
Net cash used in operating activities	$(2,871)	$(5,650)	$(27,484)
Net cash (used in) generated from investing activities	(7,894)	1,385	(8,866)
Net cash generated from financing activities	9,520	40,794	18,425
Effect of exchange rate changes on cash	(351)	250	(4,012)
Net (decrease) increase in cash, cash equivalents and restricted cash	$(1,596)	$36,779	$(21,937)

Operating Activities

Net cash used in operating activities was $27.5 million for the year ended December 31, 2021, primarily as a result of (i) net loss of $44.8 million, (ii) increase in project assets of $6.0 million, (iii) increase in inventories of $7.1 million, and (iv) increase in prepaid expenses and other assets of $4.6 million; the decrease was partially offset by (i) increase in accounts payable of $8.5 million, (ii)increase in advance from customers of $3.6 million, (iii) increase in accrued liabilities and other liabilities of $4.0 million, and noncash adjustments mainly including (iv) depreciation and amortization of $7.3 million, (v) Provision for credit loss of $2.7 million, (vi) stock-based compensation expenses of $5.8 million.

Net cash used in operating activities was $5.7 million for the year ended December 31, 2020, primarily as a result of (i) net loss of $6.3 million, (ii) change in accounts payable of $7.0 million, and (iii) change in advances from customers of $17.6 million, (iv) reversal of warranty reserve of $1.5 million, (v) gain on de-recognition of long-aged liabilities of $2.3 million; the decrease was partially offset by (i) provision for prepaid and other current assets of $1.1 million, (ii) change in project assets of $14.7 million, and (iii) change in accrued liabilities and other liabilities of $9.7 million.

Net cash used in operating activities was $2.9 million for the year ended December 31, 2019, primarily as a result of (i) net loss of $15.1 million, (ii) change in tax penalty of $6.9 million, and (iii) change in advance from customers of $8.4 million, and (iv) change in inventories of $2.0 million; the decrease was partially offset by (i) change in accounts payable of $7.8 million,(ii) Provision for prepaid and other current assets of $ 4.1 million, (iii) change in notes receivable of $4.8 million, (iv) change in project assets of $3.3 million, and (v) change in accounts receivable of $3.1 million.

Investing Activities

Net cash used in investing activities was $8.9 million for the year ended December 31, 2021, primarily as a result of the cash paid for asset purchase of PDI in the amount of $8.0 million and purchase of property, plant and equipment of $1.3 million, partially offset by proceeds from disposal of property and equipment of $0.5 million.

Net cash generated from investing activities was $1.4 million for the year ended December 31, 2020, primarily as a result of disposal of a subsidiary.

Net cash used in investing activities was $7.9 million for the year ended December 31, 2019, primarily as a result of the acquisition of PV station in Greece of $8.3 million and acquisitions of property, plant and equipment of $4.8 million, partially offset by proceeds from sale of cryptocurrencies of $3.6 million and proceeds from disposal of affiliated entities of $4.5 million.

Financing Activities

Net cash generated from financing activities was $18.4 million for the year ended December 31, 2021, primarily consisted of (i) proceeds from issuance of ordinary shares of $13.6 million, (ii) proceeds from issuance of convertible note of $16.0 million, (iii) net proceeds from line of credit and loans payable of $1.6 million and (iv) proceeds from exercise of options issued to Lighting Charm Limited during disposition of SPI China of $1.1 million, partially offset by repayment of convertible notes of $13.9 million.

Net cash generated from financing activities was $40.8 million for the year ended December 31, 2020, primarily consisted of (i) proceeds from issuance of ordinary shares of $46.8 million, (ii) proceeds from issuance of convertible note of $2.0 million, partially offset by (i) repayment of convertible notes of $7.6 million and (ii) net repayment of line of credit and loans payable of $1.0 million.

Net cash generated from financing activities was $9.5 million for the year ended December 31, 2019, primarily the result of proceeds from issuance of ordinary shares of $7.7 million and proceeds from issuance of convertible bond of $1.3 million.

Capital Expenditures

We incurred capital expenditures of $4.8 million, $0.2 million and $9.3 million in 2019, 2020 and 2021, respectively. Capital commitments amounted to approximately $2.0 million as of December 31, 2021. These capital commitments will be used primarily for the construction of our solar projects. We expect to finance construction of these projects using cash from our operations and private placements, registered offerings, bank borrowings as well as other third-party financing options.

Trend information

Our operating results substantially depend on revenues derived from sales of PV project assets, provision of electricity, our Australian subsidiary’s trading of PV components, and our U.S. subsidiary’s business on roofing and solar energy systems installation and sales and leasing of EVs, respectively. As the COVID-19 spread continues, the measures implemented to curb the spread of the virus have resulted in supply chain disruptions, insufficient work force and suspended manufacturing and construction works for solar industry. In light of the rapidly changing situation across different countries and regions, it remains difficult to estimate the duration and magnitude of COVID-19 impact.

Other than as disclosed elsewhere in this annual report, we are not aware of any trends, uncertainties, demands, commitments or events for 2021 that are reasonably likely to have a material effect on our net revenues, income, profitability, liquidity or capital resources, or that would cause reported consolidated financial information not necessarily to be indicative of future operating results or financial conditions.

Off-Balance Sheet Arrangements

We have not entered into any financial guarantees or other commitments to guarantee the payment obligations of any third parties. We have not entered into any derivative contracts that are indexed to our own shares and classified as shareholder’s equity, or that are not reflected in our consolidated financial statements. We do not have any retained or contingent interest in assets transferred to an unconsolidated entity that serves as credit, liquidity or market risk support to such entity. We do not have any variable interest in any unconsolidated entity that provides financing, liquidity, market risk or credit support to us or engages in leasing, hedging or research and development services with us.

Tabular Disclosure of Contractual Obligations

The following table sets forth our contractual obligations as of December 31, 2021:

	Payment due by period
Contractual Obligations	Total	less than 1 year	1-3 years	3-5 years	more than 5 years
	($ in thousands)
Convertible bonds	$49,040	$49,040	$–	$–	$–
Short-term borrowings	8,788	8,788	–	–	–
Long-term debt obligations	13,132	332	881	6,173	5,746
Operating lease obligations	21,628	2,305	4,381	4,440	10,502
Capital commitment	1,992	1,992	–	–	–
Due to an affiliate	61,219	61,219	–	–	–
Total	$155,799	$123,676	$5,262	$10,613	$16,248

 ITEM 7A. Quantitative and Qualitative Disclosures about Market Risk

Foreign Exchange Risk

We currently conduct our business operations in the U.S., Japan, the U.K., Greece, Italy and Australia. The functional currency of our Company and our subsidiaries located in the United States is the U.S. dollar. The functional currency of our subsidiaries located in Europe and Australia are the Euro and AUD, respectively. Transactions denominated in foreign currencies are re-measured into the functional currency at the rates of exchange prevailing when the transactions occur. Monetary assets and liabilities denominated in foreign currencies are re-measured into the functional currency at rates of exchange in effect at the balance sheet dates. Exchange gains and losses are included in our consolidated statements of operations.

 Our reporting currency is the U.S. dollar. Assets and liabilities of subsidiaries, whose functional currency is not the U.S. dollar, are translated into the U.S. dollar using exchange rates in effect at each period end, and revenues and expenses are translated into the U.S. dollar at average rates prevailing during the year. Gains and losses resulting from the translations of the financial statements of these subsidiaries into the U.S. dollar are recognized as other comprehensive income in our consolidated statements of comprehensive income.

Depending on movements in foreign exchange rates, the foreign currency translation may have an adverse impact on our consolidated financial statements. In 2019, 2020 and 2021, we recorded foreign exchange gain of $1.3 million, loss of $5.4 million, and gain of $2.7 million in our consolidated statements of operations, respectively.

Interest Rate Risk

Our exposure to interest rate risk primarily relates to interest expenses incurred on our short-term and long-term borrowings, as well as interest income generated from excess cash invested in demand deposits. Such interest-earning instruments carry a degree of interest rate risk. We have not used any derivative financial instruments to manage our interest rate risk exposure. We have not been exposed to, nor do we anticipate being exposed to, material risks due to changes in interest rates. However, our future interest expense may increase due to changes in market interest rates. If market interest rates for short-term demand deposits increase in the near future, such increase may cause the amount of our interest income to rise. A hypothetical 10% increase in the average interest rate for our bank borrowings would result in an increase of approximately $0.4 million and $0.5  million in interest expense for the years ended December 31, 2020 and 2021. We may use derivative financial instruments, such as interest rate swaps, to mitigate potential risks of interest expense increases due to changes in market interest rates.

ITEM 8. Financial Statements and Supplementary Data

Consolidated Financial Statements

The information required by Item 8 appears after the signature page to this report. Please refer to F-1 to F- 45 of this document.

ITEM 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosures

None.

ITEM 9A. Controls and Procedures

Disclosure Controls and Procedures

As of the end of the period covered by this annual report, our management, with the participation of our chief executive officer and chief financial officer, has performed an evaluation of the effectiveness of our disclosure controls and procedures within the meaning of Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Disclosure controls and procedures are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to a company’s management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Based upon this evaluation, our management has concluded that, as of December 31, 2021, our existing disclosure controls and procedures were ineffective because of the material weaknesses described below under “Management’s Annual Report on Internal Control over Financial Reporting.” We have undertaken the remedial steps to address the material weaknesses in our disclosure controls and procedures as set forth below under “Management’s Plan for Remediation of Material Weaknesses.”

Management’s Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of consolidated financial statements in accordance with U.S. GAAP and includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of a company’s assets, (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of consolidated financial statements in accordance with generally accepted accounting principles, and that a company’s receipts and expenditures are being made only in accordance with authorizations of a company’s management and directors, and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of a company’s assets that could have a material effect on the consolidated financial statements. A “material weakness” is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis.

Our management has excluded wholly owned subsidiary, Solarjuice American Inc. and its subsidiaries, from the assessment of internal control over financial reporting as of December 31, 2021 because operations of these entities were acquired by us in an acquisition during 2021. Our management, with the participation of our chief executive officer and chief financial officer, conducted an evaluation of the effectiveness of our company’s internal control over financial reporting as of December 31, 2021 based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO 2013 Framework). Based on this evaluation, we noted the following deficiencies that we believe to be material weaknesses:

a.	Failure to maintain an effective control environment of internal control over financial reporting;

b.	Failure to develop an effective risk assessment process to identify and evaluate at a sufficient level of detail all relevant risks of material misstatement, including business, operational, and fraud risks;

c.	Ineffective monitoring activities to assess the operation of internal control over financial reporting;

a.	Ineffective process-level controls associated with the revenue, purchasing and inventory, treasury, property and equipment, tax, and payroll processes that (a) addressed relevant risks, (b) provided sufficient evidence of performance, and (c) established appropriate segregation of duties, during the financial reporting processes;

b.	Lack of sufficient controls designed and implemented for financial information processing and reporting and lacked resources with requisite skills for the financial reporting under U.S. GAAP;

c.	Lack of sufficient controls designed and implemented in IT environment and IT general control activities, which mainly associated with areas of logical access security, system change, computer operation and service organization control monitoring activities. Certain process-level automated controls and manual controls that are dependent on the completeness and accuracy of information derived from the affected information technology systems were also ineffective.

As a result of the above material weaknesses, management has concluded that our internal control over financial reporting was ineffective as of December 31, 2021.

Management’s Plan for Remediation of Material Weaknesses

Our management has been engaged in, and continues to be engaged in making necessary changes and improvements to the overall design of its control environment to address the material weaknesses, significant deficiencies and control deficiencies in internal control over financial reporting and the ineffectiveness of our disclosure controls and procedures and of internal control over financial reporting described above.

To remediate the material weaknesses described above, we plan to continue to establish a comprehensive and effective internal control system with the assistance from third party consulting firm which shall provide relevant professional advisory services to us. We plan to continue to assess our standardized processes to further enhance the effectiveness of our financial review, including the analysis and monitoring of financial information in a consistent and thorough manner. The Company’s remediation actions to be taken were highlighted as follows:

a.	Strengthen overview and monitoring from the Company’s governance, and set up the Company’s internal audit department who reports to the audit committee directly, to ensure enhanced oversight over the Company’s financial reporting function;

b.	Engage a professional adviser to review, test and optimize the Company’s internal control system, particularly focusing on the material weaknesses identified as above.

c.	Launch and improve the internal control execution plan to supervise and monitor the operational functions;

d.	Establish a formal and systematic risk assessment program and involve upper management to identify and analyze risks.

e.	Provide our accounting team and other relevant personnel with more comprehensive guidelines and training on the policies and controls over financial reporting under U.S. GAAP and SEC rules and requirements

f.	Strengthen the review controls on journal entries and accounting treatments and adjustment by providing our accounting team with more comprehensive guidelines on the policies and controls over financial reporting under U.S. GAAP and SEC rules and requirements.

g.	Enhance management monitoring and review of key processes with more comprehensive guidelines on the policies and controls over financial reporting.

h.	Strengthen the monitoring and evaluation of the independent and competent tax and accounting agencies.

i.	Strengthen the supervision and controls on the IT functions, including the enhancement of logical security and monitor service provider.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. In addition, projections of any evaluation of effectiveness of our internal control over financial reporting to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies and procedures may deteriorate. See “Item 3. Key Information—D. Risk Factors—Risks Relating to Our Business—If we fail to implement an effective system of internal controls, we may be unable to accurately report our results of operations or prevent fraud or fail to meet our reporting obligations, and investor confidence and the market price of our ADSs may be materially and adversely affected.”

Changes in Internal Control over Financial Reporting

From January 1, 2021 to December 31, 2021, there were no changes in our internal controls over financial reporting that occurred during the period covered by this annual report on Form 10-K that have materially affected our internal control over financial reporting. As of the date of this annual report, we have engaged in, and will continue to engage measures to improve our internal control over financial reporting. See “Item 9A. Controls and Procedures—Management’s Annual Report on Internal Control over Financial Reporting—Management’s Plan for Remediation of Material Weaknesses.”

Attestation Report of the Registered Public Accounting Firm

Our independent registered public accounting firm, Marcum Bernstein & Pinchuk LLP, has audited the effectiveness of our company’s internal control over financial reporting as of December 31, 2021, as stated in its report, and its attestation report is set forth as follows:

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

ON INTERNAL CONTROL OVER FINANCIAL REPORTING

To the Shareholders and Board of Directors of

SPI Energy Co., Ltd.

Adverse Opinion on Internal Control over Financial Reporting

We have audited SPI Energy Co., Ltd.’s (the "Company") internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, because of the effect of the material weaknesses described below on the achievement of the objectives of the control criteria, the Company has not maintained effective internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

A material weakness is a control deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company's annual or interim financial statements will not be prevented or detected on a timely basis. The following material weaknesses have been identified and included in “Management's Annual Report on Internal Control Over Financial Reporting”:

(1) The Company did not maintain an effective control environment of internal control over financial reporting.

(2) The Company did not have an effective risk assessment process to identify and evaluate at a sufficient level of detail all relevant risks of material misstatement, including business, operational, and fraud risks.

(3) The Company did not have effective monitoring activities to assess the operation of internal control over financial reporting.

(4) The Company did not design effective process-level controls associated with the revenue, purchasing and inventory, treasury, property and equipment, tax, and payroll processes that (a) addressed relevant risks, (b) provided sufficient evidence of performance, and (c) established appropriate segregation of duties, during the financial reporting processes.

(5) The Company did not have sufficient controls designed and implemented for financial information processing and reporting and lacked resources with requisite skills for the financial reporting under U.S. GAAP.

(6) The Company did not have sufficient controls designed and implemented in IT environment and IT general control activities, which mainly associated with areas of logical access security, system change, computer operation and service organization control monitoring activities. Certain process-level automated controls and manual controls that are dependent on the completeness and accuracy of information derived from the affected information technology systems were also ineffective.

These material weaknesses were considered in determining the nature, timing and extent of audit tests applied in our audit of the fiscal year ended December 31, 2021 consolidated financial statements, and this report does not affect our report dated April 1, 2022 on those financial statements.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated balance sheets as of December 31, 2021 and the related consolidated statements of operations, comprehensive loss, equity (deficit), and cash flows for the year ended December 31, 2021 of the Company and our report dated April 1, 2022 expressed an unqualified opinion on those financial statements.

Basis for Opinion

The Company's management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying "Management Annual Report on Internal Control Over Financial Reporting". Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

As described in “Management Annual Report on Internal Control Over Financial Reporting”, management has excluded its wholly owned subsidiaries, Solarjuice American Inc. and its subsidiaries, from its assessment of internal control over financial reporting as of December 31, 2021 because operations of these entities were acquired by the Company in an acquisition during 2021. Our audit of, and opinion on, the Company’s internal control over financial reporting does not include Solarjuice American Inc. and its subsidiaries. These subsidiaries’ combined total assets and total revenues represent approximately 7% and 18%, respectively, of the related consolidated financial statement amounts as of and for the year ended December 31, 2021.

Definition and Limitations of Internal Control over Financial Reporting

A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

Because of the inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that degree of compliance with the policies or procedures may deteriorate.

/s/ Marcum Bernstein & Pinchuk llp

Marcum Bernstein & Pinchuk llp

New York, New York

April 1, 2022

We have served as the Company’s auditor since 2018.

ITEM 9B. Other Information.

Not applicable.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

PART III

ITEM 10. Directors, Executive Officers and Corporate Governance

The following table sets forth the names and ages of our current board of directors (the “Board”) and our named executive officers and the principal offices and positions held by each person. Our executive officers are appointed by the Board. Our directors serve until the earlier to occur of the appointment of his or her successor at the next meeting of shareholders, death, resignation or removal by the Board. There are no family relationships among our directors and our named executive officers.

Name	Age	Position
Xiaofeng Peng	47	Director, Executive Chairman of the Board of Directors and Chief Executive Officer
HoongKhoeng Cheong	57	Director and Chief Operating Officer
Janet Chen	51	Chief Financial Officer
Maurice Wai-fung Ngai	60	Independent Non-Executive Director
Lu Qing	51	Independent Non-Executive Director
Jing Zhang	67	Independent Non-Executive Director

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

Mr. Xiaofeng Peng has served as a director and the executive chairman of our Board since January 10, 2011 and as our chief executive officer since March 25, 2016. Mr. Peng was appointed chairman of the Board pursuant to the Stock Purchase Agreement entered into between us and LDK on January 5, 2011. Mr. Peng founded LDK in July 2005 and is its chairman of the board and chief executive officer. Prior to founding LDK, Mr. Peng founded Suzhou Liouxin Co., Ltd., or Suzhou Liouxin, in March 1997 and was its chief executive officer until February 2006. Suzhou Liouxin is a leading manufacturer of personal protective equipment in Asia. Mr. Peng graduated from Jiangxi Foreign Trade School with a diploma in international business in 1993 and from Beijing University Guanghua School of Management with an executive MBA degree in 2002.

Mr. HoongKhoeng Cheong has served as our director since September 2017, as and our chief operating officer since May 2014. Mr. Cheong has more than 20 years of engineering and operation experience in the solar and electronics industries. He served in various management positions in LDK from 2011 to 2014 and he was appointed as the chairman of the Management Board and chief executive officer of Sunways AG, a publicly-listed company in Germany. He previously served as our general manager from 2007 to 2011 and was responsible for PV system design and development as well as the manufacturing of key components for PV modules and racking systems before joining LDK. Prior to joining the solar industry in 2007, Mr. Cheong spent 16 years in the electronics industry responsible for engineering development and manufacturing of liquid crystal display products and he served as the Vice President of Engineering of an affiliate of Flex Company. Mr. Cheong holds a Bachelor of Science degree in mechanical engineering from the University of Louisiana and obtained his Master of Science in computer integrated manufacturing from Nanyang Technology University, Singapore in 1997.

Ms. Janet Chen as served as our Chief Financial Officer since June 2021. Ms. Chen has over 20 years’ experience in accounting, auditing, and financial advisory business. Before joining the Company, Ms. Chen was the executive director of Brainzoom Business Consulting Co., Ltd. since July 2007. Ms. Chen served as a vice president and finance director of Cellon International Holdings Corporation from January 2006 to May 2007. Previously, Ms. Chen served as an audit manager of Arthur Andersen from June 1993 to June 2000. Ms. Chen obtained a Bachelor degree in accounting from Shenzhen University in 1993. Ms. Chen is a Certified Public Accountant in China (CICPA) and a Fellowship of Chartered Certified Accountant (FCCA).

Dr. Maurice Wai-fung Ngai has served as our director since May 9, 2016. Dr. Ngai is currently a member of the General Committee and the Chairman of Membership Services of Sub-Committees of the Chamber of Hong Kong Listed Companies. He was the president of the Hong Kong Institute of Chartered Secretaries (currently known as the Hong Kong Chartered Governance Institute) (2014-2015), a non-official member of the Working Group on Professional Services under the Economic Development Commission of the Hong Kong Special Administrative Region (2013-2018), a member of the Qualification and Examination Board of the Hong Kong Institute of Certified Public Accountants (2013-2018) and the first batch of Finance Expert Consultants of Ministry of Finance of the People’s Republic of China (2016-2021). Dr. Ngai is a fellow of the Association of Chartered Certified Accountants in the United Kingdom, a member of the Hong Kong Institute of Certified Public Accountants, a fellow of the Chartered Governance Institute, a fellow of the Hong Kong Chartered Governance Institute, a fellow of the Hong Kong Institute of Directors, a member of the Hong Kong Securities and Investment Institute and a member of the Chartered Institute of Arbitrators. Dr. Ngai obtained a Doctoral Degree in Finance at Shanghai University of Finance and Economics, a Master’s Degree in Corporate Finance from Hong Kong Polytechnic University, a Master’s Degree in Business Administration from Andrews University of Michigan and a Bachelor’s Degree in Laws at University of Wolverhampton. He is serving as an independent non-executive director of several reputable listed companies

Ms. Lu Qing has served as our director since May 2017. She currently serves as the chief operating officer of WisePublic Asset Management Limited, where she manages daily operation. Ms. Lu Qing has qualified experience in the finance, accounting, tax and legal fields. She served the head of internal audit of China Regenerative Medicine International Limited (8158 HK) from January 2013 to October 2015. Ms. Lu Qing also served as financial controller of Mainland China at Sing Tao News Corporation Limited (1105 HK) from May 2002 to May 2008. From February 1992 to March 2002, Ms. Lu Qing served as one of the major business partners and vice general manager at Peking Certified Public Accountants. Ms. Lu Qing received bachelor’s degree in economics, major in accounting from Central University of Finance and Economics in June 1993, and a master’s degree in law from Peking University in January 2001. Ms. Lu Qing is also a Certified Tax Agents, Certified Public Valuer, and Certified Public Account in China.

Mr. Jing Zhang has served as our director since March 30, 2020. Mr. Zhang has served as a director of Hong Kong Dongying Financial Group since 2012, where he manages the group’s private equity operations. He has also been an independent director of New City Construction Development Group Co., Ltd. and China International Capital Corporation since 2012. He served as a deputy general manager of China Yituo Group Co., Ltd. and a director and chief financial officer of First Tractor Co., Ltd. from 1997 to 2007. Mr. Zhang Jing received his Master degree in Management Engineering from Jiangsu University.

Family Relationships

There are no family relationships among our executive officers, directors and significant employees.

Involvement in Certain Legal Proceedings

To the best of our knowledge, there have been no events under any bankruptcy act, no criminal proceedings and no judgments, injunctions, orders or decrees material to the evaluation of the ability and integrity of any director, executive officer, promoter or control person of our Company during the past ten years.

Board of Directors

Our board of directors currently consists of five directors, three of whom satisfy the “independence” requirements of Rule 10A-3 under the Exchange Act and Rule 5605 of the NASDAQ Rules. The Board of Directors has determined that Maurice Ngai, Qing Lu and Jing Zhang are independent under Rule 5605(a)(2) of the NASDAQ Rules.

A director is not required to hold any shares in the Company by way of qualification. A director who is in any way, whether directly or indirectly, interested in a contract or transaction or proposed contract or transaction with our company must declare the nature of his interest at a meeting of the directors. Subject to the NASDAQ Rules and disqualification by the chairman of the relevant board meeting, a director may vote in respect of any contract or transaction or proposed contract or transaction notwithstanding that he or she may be interested therein and if he or she does so his or her vote shall be counted and he or she may be counted in the quorum at the relevant board meeting at which such contract or transaction or proposed contract or transaction is considered. Our board of directors may exercise all of the powers of our Company to borrow money, to mortgage or charge our undertakings, property and uncalled capital, and to issue debentures or other securities whenever money is borrowed or pledged as security for any debt, liability or obligation of our Company or of any third party.

Board Operations

One person holds the positions of principal executive officer and chairman of the Board of Company. The Board has not designated a lead director. Given the limited number of directors comprising the Board, the independent directors call and plan their executive sessions collaboratively and, between board meetings, communicate with management and one another directly. In the circumstances, the directors believe that formalizing in a lead director functions in which they all participate might detract from rather than enhance performance of their responsibilities as directors.  The Chairman of the Board chairs Board and stockholder meetings and participates in preparing their agendas.   The Chairman of the Board also serves as a focal point for communication between management and the Board between Board meetings, although there is no restriction on communication between directors and management.  The Company believes that these arrangements afford the directors sufficient resources to supervise management effectively, without being overly engaged in day-to-day operations.

The Board plays an active role, as well as the independent committees, in overseeing the management of the Company’s risks. The Board regularly reviews reports from members of senior management and committees on areas of material risk to the Company, including operational, financial, legal, strategic and regulatory risks.

The Board of Directors held 11 meetings during 2021. During 2021, no director attended fewer than 75% of the meetings of the Board of Directors and Board committees of which the director was a member.

Committees of the Board of Directors

We have an audit committee, a compensation committee and a nominating and corporate governance committee, comprised solely of independent directors. Each committee has a charter, which is available at Company’s website, www.spigroups.com.

Audit Committee

The Audit Committee consists of Maurice Wai-fung Ngai, Qing Lu and Jing Zhang and is chaired by Maurice Wai-fung Ngai. The Board has determined that Maurice Wai-fung Ngai is an audit committee financial expert, as defined by the SEC rules. The audit committee assists the Board’s oversight of (1) the quality and integrity of our financial statements and related disclosure, (2) our compliance with legal and regulatory requirements, (3) the independent auditor’s qualifications and independence, (4) the performance of our internal audit function and independent auditors and (5) related-party transactions. The audit committee is responsible for, among other things:

·	appointing the independent auditors and pre-approving any non-audit services to be performed by the independent auditors;

·	reviewing and approving all proposed related-party transactions;

·	reviewing with the independent auditors any audit problems or difficulties and management’s response;

·	discussing the audited financial statements with management and the independent auditors;

·	reviewing major issues as to the adequacy of our internal controls and any significant deficiencies or material weaknesses in internal controls;

·	meeting separately and periodically with management and the independent auditors;

·	reviewing with the general counsel the adequacy of procedures to ensure compliance with legal and regulatory responsibilities; and

·	reporting regularly to the entire board of directors.

The Audit Committee held 3 meetings during 2021.

Compensation Committee

Our compensation committee consists of Lu Qing, Maurice Wai-fung Ngai and Jing Zhang, and is chaired by Qing Lu. The compensation committee has overall responsibility for evaluating and recommending to the Board compensation of our directors and executive officers and our equity-based and incentive compensation plans, policies and programs. The compensation committee is responsible for, among other things:

·	approving and overseeing the total compensation package for our executives;

·	reviewing and recommending to the Board the compensation of our directors;

·	reviewing and approving corporate goals and objectives relevant to the compensation of our chief executive officer, evaluating the performance of our chief executive officer in light of those goals and objectives, and setting the compensation level of our chief executive officer based on this evaluation;

·	reviewing periodically and recommending to the Board and administering any long-term incentive compensation or equity plans, programs or similar arrangements; and

·	reporting regularly to the entire board of directors.

The Compensation Committee held 5 meetings during 2021.

Nominating and Corporate Governance Committee

Our nominating and corporate governance committee consists of Jing Zhang, Maurice Wai-fung Ngai and Qing Lu, and is chaired by Jing Zhang. The nominating and corporate governance committee assists the board of directors in selecting individuals qualified to become our directors and in determining the composition of the Board and its committees. The nominating and corporate governance committee is responsible for, among other things:

·	identifying and recommending to the Board nominees for election to the Board or for appointment to fill any vacancy that is anticipated or has arisen on the Board;

·	reviewing annually with the Board the current composition of the Board in light of the characteristics of independence, age, skills, experience and availability of service to us of its members and of anticipated needs;

·	identifying and recommending to the Board the directors to serve as members of the Board’s committees;

·	advising the Board periodically regarding significant developments in law and practice of corporate governance and making recommendations to the Board on all matters of corporate governance;

·	monitoring compliance with our code of business conduct and ethics, including reviewing the adequacy and effectiveness of our procedures to ensure proper compliance; and

·	reporting regularly to the entire board of directors.

Nominating and Corporate Governance Committee held 1 meetings during 2021.

Duties of Directors

Under Cayman Islands law, our directors owe to us fiduciary duties, including a duty of loyalty, a duty to act honestly and a duty to act in what they consider in good faith to be in our best interests. Our directors also have a duty to exercise the skill they actually possess and such care and diligence that a reasonably prudent person would exercise in comparable circumstances. In fulfilling their duty of care to us, our directors must ensure compliance with our memorandum and articles of association, as amended and restated from time to time. Our Company has the right to seek damages if a duty owed by our directors is breached.

Terms of Directors and Executive Officers

The members of the Board serve until their successors are duly elected and have qualified. Our officers are appointed by and serve at the discretion of the board of directors. A director will cease to be a director if, among other things, the director (i) becomes bankrupt or makes any arrangement or composition with his creditors; (ii) dies or is found by our company to be or becomes of unsound mind; (iii) resigns his office by written notice to the Company; (iv) the board resolves that his office be vacated; or (v) is removed from office pursuant to any other provision of our memorandum and articles of association.

Material Changes to the Procedures by which Security Holders May Recommend Nominees to the Board

We do not currently have a procedure by which security holders may recommend nominees to the Board.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires our officers, directors and persons who own more than ten percent of a registered class of our equity securities to file reports of ownership and changes in ownership with the Securities and Exchange Commission. Officers, directors and ten percent shareholders are required by regulation to furnish us with copies of all Section 16(a) forms they file. We believe that, during the fiscal year ended December 31, 2021, all filing requirements Section 16(a) of the Securities Exchange Act of 1934 were not applicable to our officers, directors and greater than ten percent beneficial owners.

Code of Ethics

Our board of directors believes in strict adherence to the highest standards of business ethics and responsibility. We have thus adopted a code of business conduct and ethics that applies to us and our directors, officers, employees and advisors. Certain provisions of the code apply specifically to our chief executive officer, chief financial officer, senior operating officer and any other persons who perform similar functions for us. We have filed this code of business conduct and ethics as an exhibit to this annual report on Form 10-K. The code of business conduct and ethics is also available at our website at www.spigroups.com.

ITEM 11.  Executive Compensation

Summary Compensation Table

The following Summary Compensation Table summarizes the total compensation accrued for our named executive officers in each of fiscal 2021 and 2020.

Name and Principal Position	Fiscal Year Ended December 31,	Salary ($)	Bonus ($)	Stock and Option Awards ($)		All Other Compensation ($)	Total ($)
Xiaofeng Peng	2021	196,667	–	2,457,300	(1)	–	2,653,967
(Director, Executive Chairman of Board Directors, Chief Executive Officer)	2020	223,590	–	–		–	223,590

HoongKhoeng Cheong	2021	290,140	–	975,450	(2)	–	1,265,590
(Director, Chief Operating Officer)	2020	241,700	–	–		–	241,700

Janet Chen	2021	122,262	–	200,000	(3)	–	261,181
(Chief Financial Officer)	2020	–	–	–		–	–

(1)	Consists of 240,000 options with the exercise price of $6.81granted on March 6, 2021 (“Date of Grant”). The Option shall vest and become exercisable with respect to twenty-five percent (25%) of the shares initially covered by the option on each of the first, second, third and fourth anniversaries of the Date of Grant. 130,000 restricted shares were vested on July 6,2021, of which fair value per share is $6.33.

(2)	Consists of 120,000 options with the exercise price of $6.81granted on March 6, 2021 (“Date of Grant”). The Option shall vest and become exercisable with respect to twenty-five percent (25%) of the shares initially covered by the option on each of the first, second, third and fourth anniversaries of the Date of Grant. 25,000 restricted shares were vested on July 6,2021, of which fair value per share is $6.33.

(3)	On June 23, 2021, Janet Chen was granted 200,000 options with the exercise price of $6.83. The Option shall vest and become exercisable with respect to twenty-five percent (25%) of the shares initially covered by the option on each of the first, second, third and fourth anniversaries of the Date of Grant.

Employment Agreements

We have entered into employment agreements with each of our executive officers. These employment agreements became effective on the signing date and will remain effective through 2022. We may terminate an executive officer’s employment for cause for certain acts of the officer, including, but not limited to, conviction of a felony, any act involving moral turpitude, or a misdemeanor where imprisonment is imposed; commission of any act of theft, fraud, dishonesty, or falsification of any employment or Company records; improper disclosure of the Company’s confidential or proprietary information; any action that has a detrimental effect on the Company’s reputation or business; or failure to perform agreed duties. We may also terminate an executive officer’s employment without cause. Each of us or the relevant executive officer may terminate the employment by giving advance written notice. We may renew the employment agreements with our executive officers.

Outstanding Equity Awards at Fiscal Year-End

The following table sets forth, for each named executive officer, information regarding unexercised stock options, unvested stock awards, and equity incentive plan awards outstanding as of December 31, 2021.

	OUTSTANDING EQUITY AWARDS AT 2021 FISCAL YEAR END
	OPTION AWARDS					STOCK AWARDS
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)
Xiaofeng Peng, CEO	–	–	240,000	6.81	3/6/2031	–	–	–	–

HoongKhoeng Cheong, COO	11,500	–	120,000	3.63-25.3	9/26/2026 3/6/2031	–	–	–	–

Janet Chen, CFO	–	–	200,000	6.83	6/23/2031	–	–	–	–

Compensation Committee Interlocks and Insider Participation

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

Pension Benefits

None of SPI’s named executive officers participate in or have account balances in qualified or nonqualified defined benefit plans sponsored by it.

Nonqualified Deferred Compensation

None of SPI’s named executive officers participate in or have account balances in nonqualified defined contribution plans or other deferred compensation plans maintained by it.

Compensation of Directors

The following table sets forth information regarding compensation of each director, excluding our executive directors, Xiaofeng Peng and Hoong Khoeng Cheong, who do not receive compensation in their capacity as executive directors, for fiscal 2021.

FISCAL 2021 DIRECTOR COMPENSATION
Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards $(l)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Maurice Ngai	100,000	–	170,250	–	–	–	270,250
Qing Lu	25,000	–	170,250	–	–	–	195,250
Jing Zhang	10,000	–	170,250	–	–	–	180,250

Stock Incentive Plans

2006 Equity Incentive Plan

On November 15, 2006, SPI’s board of directors adopted the 2006 Equity Incentive Plan, reserving nine percent (9%) of the outstanding shares of SPI’s common stock for the plan, and this plan was approved by SPI’s shareholders on February 7, 2007. Upon completion of the Redomicle Merger, our Company assumed SPI’s existing obligations under the 2006 Equity Incentive Plan and an equal number of the Company’s ordinary shares, rather than the common stock of SPI, will be issued upon the exercise of the awards under this plan.

The following are principal terms under our 2006 Equity Incentive Plan:

Administration. The administrator is a committee consisting of two or more independent members of the Board appointed by the Board to administer this plan, or if there is no such committee, the Board itself.

Awards. We may grant incentive and non-qualified share options, restricted shares, unrestricted shares and share appreciation rights under this plan.

Award Agreements. Each award granted under this plan will be evidenced by a signed written award agreement between the Company and the award recipient.

Exercise Price. The exercise price of any option or share appreciation right will be determined by the administrator in accordance with this plan.

Terms of Awards. The term of options granted under this plan may not exceed ten years (or five years, in the case of an incentive share option granted to an optionee who owns more than ten percent of the total combined voting power of all classes of share of the Company). The term of a share appreciation right will be set forth in the award agreement as determined by the administrator.

Vesting Schedule. The administrator may determine in its discretion whether any award will be subject to vesting and the terms and conditions of any such vesting. The award agreement will contain any such vesting schedule.

Transfer Restrictions. No options, restricted shares awards (prior to vesting, subject to the plan and the award agreement) or share appreciation rights may be transferred other than by will or by the laws of descent or distribution, except that non-qualified options and share appreciation rights may be transferred to an award recipient’s former spouse pursuant to a property settlement made part of an agreement or court order incident to the divorce. During the lifetime of an award recipient, only the award recipient, his guardian or legal representative may exercise an option (other than an incentive share option) pursuant to a domestic relations order in accordance with the plan. During the lifetime of an award recipient, only the award recipient may exercise the restricted share awards or share appreciation rights.

Termination of Employment or Service. In the event that an award recipient terminates employment with us or ceases to provide services to us, an award may be exercised following the termination of employment or services as provided in the plan and the award agreement.

Termination and Amendment of the Plan. This plan was assumed in 2016. Our Board has the authority to amend, suspend or terminate the plan, subject to shareholder approval with respect to certain amendments. No award will be granted after termination of this plan but all awards granted prior to termination will remain in effect in accordance with their terms.

2015 Equity Incentive Plan

On May 8, 2015, our board of directors adopted our 2015 Equity Incentive Plan. Our shareholders approved this plan on the same date. This plan went effective upon completion of the Redomicile Merger. The total number of Shares that may be issued under this plan is nine percent (9%) of the number of outstanding and issued ordinary shares of the Company. Awards may, in the discretion of the administrator, be made under this plan in assumption of, or in substitution for, outstanding awards previously granted by the Company or its affiliates or a company acquired by the Company or with which the Company combines. The number of shares underlying such substitute awards shall be counted against the aggregate number of shares available for awards under the plan.

The following are principal terms under our 2015 Equity Incentive Plan:

Administration. This plan is administered by the compensation committee of our Board, and the compensation committee may delegate its duties and powers in whole or in part to any subcommittee of it.

Awards. We may grant non-qualified or incentive share options, share appreciation rights and other share-based awards such as restricted shares under this plan.

Option / Exercise Price. The purchase price per share of any option and the exercise price of any share appreciation right will be determined by the administrator in accordance with the plan.

Terms of Awards. The term of options granted under this plan may not exceed ten years from the date of grant. Vesting Conditions. The administrator has full power and authority to accelerate or waive any vesting conditions.

Transfer Restrictions. Unless otherwise determined by the administrator and subject to terms and conditions of the plan, an award may not be transferred other than by will or by the laws of descent and distribution.

Adjustments upon Certain Events. In the event of any change in the outstanding shares by reason of certain corporate transactions, the administrator will in its sole discretion make such substitution or adjustment (if any) as to the number or kind of securities issued or reserved for issuance pursuant to the plan or outstanding awards, the maximum numbers of awards that may be granted during a calendar year to any award recipient, the option or exercise price of any awards, or other affected terms of the awards. In the event of a change of control, the administrator may (1) determine any outstanding awards to be automatically exercisable or otherwise vested or no longer subject to lapse restrictions; or (2) cancel these awards in accordance with the plan, provide for issuance of substitute awards that substantially preserve the otherwise applicable terms of these awards, or provide that relevant options shall be exercisable within a period of at least 15 days prior to the change of control and shall terminate upon occurrence of the change of control.

Termination and Amendment of Plan. Unless terminated earlier, this plan shall terminate automatically in 2025. Our Board may amend, alter or discontinue this plan in accordance with terms and conditions of the plan. No award may be granted under the plan after termination date, but awards granted prior to termination will remain in effect.

Equity Incentive Plan for Phoenix Motorcars Employees

On January 24, 2021, our board of directors adopted our Equity Incentive Plan for Phoenix Motorcars Employees. The following are principal terms under our Equity Incentive Plan for Phoenix Motorcars Employees:

Purpose. The purpose of the SPI Energy Co., Ltd. (“Company”) Equity Incentive Plan for Phoenix Motorcars Employees (the “Plan”) is to provide material inducement to the employees of Phoenix Cars LLC, a Delaware limited liability company (“Cars”), and Phoenix Motorcars Leasing LLC, a California limited liability company (“Leasing,” and, with Cars, the “LLCs”), which, as of November 12, 2020, the effective date hereof (“Effective Date”), have been acquired by Edisonfuture Inc., a Delaware corporation wholly owned by Company (“EFI”), to remain in the employment of the LLC’s respectively employing them on and after the Effective Date, by offering these employees (the “Participants”) the opportunity to participate in the Company’s future performance. Capitalized terms not otherwise defined herein shall have the respective meanings given them in the Membership Interest Purchase Agreement, dated the Effective Date, between Al Yousuf, LLC, as Seller, and EFI, as Buyer (“MIPA”).

Effectiveness. The Plan became effective automatically on the Effective Date.

Stay-bonus awards. On the date that is six months after the Effective Date, the Company will issue to each Participant, pursuant to a Stock Award Agreement in the form as set forth hereto on Exhibit I attached thereto, the number of Ordinary Shares that equals the product of the percentage (“Stay-bonus Percentage”) set forth with respect to that Participant in MIPA Schedule 2.02 and the number of Stay-Bonus Shares.

Earn-out awards. Company will issue Ordinary Shares as Earn-out Shares, pursuant to amendments hereof or Earn-out Award Agreements the principal terms of which are set forth on Exhibit II attached hereto, to be negotiated in good faith between Company and holders of a majority of the Plan Percentages.

Withholding tax. Company shall have the right to deduct in cash in connection with any award any taxes required by law to be withheld and to require any payment required to enable it to satisfy its withholding obligations.

Amendment. This Plan may be amended only by written consent of Company and (i) with respect to the Stay-bonus awards Participants holding a majority of Stay-bonus Percentages; (ii) with respect to each of the two Earn-out Awards, by Participants entitled to receive a majority of that Earn-out Award, as Buyer designates; and (iii) any Participant that is disproportionately materially and adversely affected by the amendment (other than the designations referred to in clause (ii) above).

ITEM 12.  Security Ownership of Certain Beneficial Owners, Management and Related Stockholder Matters

The following tables set forth information with respect to the beneficial ownership of our shares as of the date of the annual report.

·	each of our directors and executive officers; and

·	each person known to us to own beneficially in excess of 5% of our ordinary shares.

Directors and Executive Officers	Shares Beneficially Owned	Percentage Beneficially Owned
Xiaofeng Peng, Chairman of the Board (1)	4,963,204	18.82%
HoongKhoeng Cheong, Director and Chief Operating Officer	*	*
Janet Chen, Chief Financial Officer	*	*
Maurice Wai-fung Ngai, Director	*	*
Qing Lu, Director	*	*
Jing Zhang, Director	*	*
All Directors and Executive Officers as a Group (2)	5,858,274	22.25%

__________________

(1)	Consists of 112,701 ordinary shares and options to purchase an aggregate of 60,000 ordinary shares, Mr. Xiaofeng Peng, as the spouse of Ms. Shan Zhou, may be deemed to beneficially own the 1,248,163 ordinary shares of the Company held by Ms. Shan Zhou. Furthermore, LDK New Energy Holding Limited, or LDK Energy, directly owns 3,542,340 ordinary shares. As the spouse of Ms. Shan Zhou, who is the sole shareholder and a director of LDK Energy, Mr. Peng may be deemed to beneficially own such 3,542,340 ordinary shares beneficially owned by LDK Energy..
(2)	Consists of an aggregate of 5,713,624 ordinary shares and options to purchase an aggregate of 144,650 ordinary shares.
*	Less than 5.0%.

Principal Shareholders	Ordinary Shares Beneficially Owned	Percentage Beneficially Owned
Shan Zhou(1)	4,963,204	18.85%
Invesco Ltd.(2)	1,958,182	7.44%
UPC CO., LTD. (3)	1,350,000	5.13%

_____________________

(1)	Consists of 1,248,163 ordinary shares held by Ms. Shan Zhou and 3,542,340 ordinary shares beneficially owned by LDK Energy. As the spouse of Mr. Peng, Ms. Shan Zhou may also be deemed to beneficially own 112,701 ordinary shares and options to purchase an aggregate of 60,000 ordinary shares.
(2)	Based on a Form 13F filed with the SEC by the reporting person on February 14, 2022, the address for the reporting person is 1555 Peachtree Street NE, Suite 1800, Atlanta, GA 30309.
(3)	Mrs. Qiuyue Liu is the natural person who has sole voting and investment power over 1,350,000 ordinary shares of the company shares held through UPC CO., LTD. The address of UPC CO., LTD. is at Floor 4, Willow house, cricket square, PO Box 2804, Grand Cayman, KY1-1112, Cayman Islands.

As of the date of this annual report, 26,376,783 ordinary shares are issued and outstanding. We cannot ascertain the exact number of beneficial shareholders with addresses in the United States.

None of our shareholders has different voting rights from other shareholders as of the date of this annual report. We are currently not aware of any arrangement that may, at a subsequent date, result in a change of control of our Company.

Securities Authorized for Issuance under Equity Compensation Plans

The following table provides information as of December 31, 2021 about our equity compensation plans and arrangements.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	1,000	172	–
Equity compensation plans not approved by security holders	1,214,900	8.0	1,066,785
Total	1,215,900	8.0	1,066,785

ITEM 13. Certain Relationships and Related Transactions, and Director Independence

 Certain Relationships and Related Transactions

The amount due from related parties of $0.2 million and $0.2 million as of December 31, 2021 and 2020, respectively, represented the advance payment to management for business operation.

During year ended December 31, 2020 and 2019, SPI China paid operation expenses of $0.4 million and $0.7 million, respectively, on behalf of the Group, and the payable to SPI China was waived by SPI China.

Related Party Policy

Our Audit Committee has adopted an internal policy regarding the identification, review, consideration and oversight of any transaction, arrangement or relationship (or any series of similar transactions, arrangements or relationships) in which we and any “related party” are participants. Transactions involving compensation for services provided to us as an employee, director, consultant or similar capacity by a related person are not covered. A related party is any executive officer, director or a holder of more than five percent of our ordinary shares, including any of their immediate family members and any entity owned or controlled by such persons.

Under our policy, where a transaction has been identified as a related party transaction, management must present information regarding the proposed related party transaction to the Audit Committee of our Board of Directors for review. The presentation must include a description of, among other things, the material facts, the direct and indirect interests of the related parties, the benefits of the transaction to us and whether any alternative transactions are available. To identify related party transactions in advance, we rely on information supplied by our executive officers, directors and certain significant shareholders. In considering related party transactions, the Audit Committee of our Board of Directors takes into account the relevant available facts and circumstances including, but not limited to the risks, costs and benefits to us; the impact on a director’s independence in the event the related person is a director, immediate family member of a director or an entity with which a director is affiliated; the terms of the transaction; the availability of other sources for comparable services or products; and the terms available to or from, as the case may be, unrelated third parties or to or from our employees generally. In the event a director has an interest in the proposed transaction, the director must excuse himself or herself from the deliberations and approval.

Director Independence

The Board has determined that Maurice Ngai, Qing Lu and Jing Zhang are “independent” under the current independence standards of Rule 5605(a)(2) of the Marketplace Rules of The NASDAQ Stock Market, LLC and meet the criteria set forth in Rule 10A(m)(3) under the U.S. Securities Exchange Act of 1934, as amended (the “Exchange Act”).

ITEM 14. Accountant Fees and Services

The following table sets forth the aggregate fees by categories specified below in connection with certain professional services rendered by Marcum Bernstein & Pinchuk LLP, our current principal external auditors for the periods indicated.

	2020	2021
Audit fees	$500,000	$916,700
Audit-related fees	54,854	51,500
Tax fees	–	–
All other fees	–	–
Total	$554,854	$968,200

_________________

(1)	Audit fees consist of fees billed for professional services rendered for the audit of our financial statements and services that are normally provided by the above auditors in connection with statutory and regulatory fillings or engagements.

(2)	Audit related fees consist of assurance and related services that are reasonably related to the performance of audit or review of our financial statements related to our SEC filings.

Consistent with the rules of the SEC regarding auditor independence, our Board of Directors is responsible for the appointment, compensation and oversight of the work of our independent registered public accounting firm. Our Board asks our independent registered public accounting firm to provide a detailed description of its services each year as a basis for its decision-making. The Board evaluates the proposals based on four categories: audit services, audit-related services, tax services, and other services; and determines the proper arrangement for each service according to its judgment as to our needs over the coming year. Our Board pre-approves all audit and non-audit services to be performed by our independent registered public accounting firm. The Board pre-approved 100% of the audit and audit-related services performed by the independent registered public accounting firms described above in fiscal years 2020 and 2021.

Pre-Approval of Services

In accordance with the SEC’s auditor independence rules, the Audit Committee has established the following policies and procedures by which it approves in advance any audit or permissible non-audit services to be provided to the Company by its independent auditor.

Prior to the engagement of the independent auditor for any fiscal year’s audit, management submits to the Audit Committee for approval lists of recurring audit, audit-related, tax and other services expected to be provided by the auditor during that fiscal year. The Audit Committee adopts pre-approval schedules describing the recurring services that it has pre-approved, and is informed on a timely basis, and in any event by the next scheduled meeting, of any such services rendered by the independent auditor and the related fees.

The fees for any services listed in a pre-approval schedule are budgeted, and the Audit Committee requires the independent auditor and management to report actual fees versus the budget periodically throughout the year. The Audit Committee will require additional pre-approval if circumstances arise where it becomes necessary to engage the independent auditor for additional services above the amount of fees originally pre-approved. Any audit or non-audit service not listed in a pre-approval schedule must be separately pre-approved by the Audit Committee on a case-by-case basis. Every request to adopt or amend a pre-approval schedule or to provide services that are not listed in a pre-approval schedule must include a statement by the independent auditors as to whether, in their view, the request is consistent with the SEC’s rules on auditor independence.

The Audit Committee will not grant approval for:

·	any services prohibited by applicable law or by any rule or regulation of the SEC or other regulatory body applicable to the Company;

·	provision by the independent auditor to the Company of strategic consulting services of the type typically provided by management consulting firms; or

·	the retention of the independent auditor in connection with a transaction initially recommended by the independent auditor, the tax treatment of which may not be clear under the Internal Revenue Code and related regulations and which it is reasonable to conclude will be subject to audit procedures during an audit of the Company’s financial statements.

Tax services proposed to be provided by the auditor to any director, officer or employee of the Company who is in an accounting role or financial reporting oversight role must be approved by the Audit Committee on a case-by-case basis where such services are to be paid for by the Company, and the Audit Committee will be informed of any services to be provided to such individuals that are not to be paid for by the Company.

In determining whether to grant pre-approval of any non-audit services in the “all other” category, the Audit Committee will consider all relevant facts and circumstances, including the following four basic guidelines:

·	whether the service creates a mutual or conflicting interest between the auditor and the Company;

·	whether the service places the auditor in the position of auditing his or her own work;

·	whether the service results in the auditor acting as management or an employee of the Company; and

·	whether the service places the auditor in a position of being an advocate for the Company.

PART IV

ITEM 15 Exhibits, Financial Statements and Schedules

(a) 1. Financial Statements

The following are contained in this 2021 Form 10-K Report:

·	Report of Independent Registered Public Accounting Firm.
·	Consolidated Balance Sheets as of December 31, 2020 and 2021.
·	Consolidated Statements of Income for the years ended December 31, 2020 and 2021.
·	Consolidated Statements of Shareholders’ Equity for the years ended December 31, 2020 and 2021.
·	Consolidated Statements of Cash Flows for the years ended December 31, 2020 and 2021.
·	Notes to Consolidated Financial Statements.

The Consolidated Financial Statements, Notes to the Consolidated Financial Statements and the Report of Independent Registered Public Accounting Firm listed above are filed as part of this Report and are set forth on pages F-1 through F-45 immediately following the signature page of this Report.

(a) 2. Financial Statement Schedules

None.

(a) 3. Exhibits

Exhibit Number	Description of Document

3.1	Amended and Restated Memorandum and Articles of Association, as currently in effect (incorporated by reference to Exhibit 3.2 of our registration statement on Form F-4 (File No. 333-204069) filed with the Securities and Exchange Commission on May 11, 2015)

4.1	Registrant’s Specimen Certificate for Shares (incorporated by reference to Exhibit 4.1 of Amendment No. 1 to our registration statement on Form F-4 (file No. 333-204069) filed with the Securities and Exchange Commission on June 24, 2015)

4.2	Form of Warrant (incorporated by reference to Exhibit 4.1 to our Current Report on Form 6-K filed with the Securities and Exchange Commission on December 4, 2020.)

4.3*	Description of Securities

10.1	2006 Equity Incentive Plan (as amended) (incorporated by reference to Exhibit 4.2 to our Post Effective Amendment No. 1 to our registration statement on Form S-8 (file No. 333-203917) filed with the Securities and Exchange Commission on January 4, 2016)

10.2	2015 Equity Incentive Plan (incorporated by reference to Exhibit 10.2 to our registration statement on Form F-4 (file No. 333-204069) filed with the Securities and Exchange Commission on May 11, 2015)

10.3	SPI Energy Co., Ltd. Equity Incentive Plan for Phoenix Motorcars Employees (incorporated by reference to Exhibit 4.83 to our Annual Report on Form 20-F for the year ended December 31, 2020, filed with the Securities and Exchange Commission on April 29, 2021)

10.4	Form of Indemnification Agreement between the directors and the Registrant (incorporated by reference to Exhibit 10.1 of our registration statement on Form F-4 (file No. 333-204069) filed with the Securities and Exchange Commission on May 11, 2015)

10.5	Form of Project Management Agreement (incorporated by reference to Exhibit 10.2 to our current report on Form 8-K (file No. 000-50142) filed with the Securities and Exchange Commission on February 21, 2014)

10.6	Convertible Promissory Note Purchase Agreement by and between Solar Power, Inc. and Brilliant King Group Ltd. dated December 12, 2014 (incorporated by reference to Exhibit 10.3 to our current report on Form 8-K (file No. 000-50142) filed with the Securities and Exchange Commission on December 18, 2014)

10.7	Convertible Promissory Note Purchase Agreement by and between Solar Power, Inc. and Poseidon Sports Limited dated December 12, 2014 (incorporated by reference to Exhibit 10.6 to our current report on Form 8-K (file No. 000-50142) filed with the Securities and Exchange Commission on December 18, 2014)

10. 8	Convertible Promissory Note Purchase Agreement by and between Solar Power, Inc. and Union Sky Holding Group Limited dated December 15, 2014 (incorporated by reference to Exhibit 10.8 to our current report on Form 8-K (file No. 000-50142) filed with the Securities and Exchange Commission on December 18, 2014)

10. 9	GK Interest Sale and Purchase Agreement by and between SPI Solar Japan G.K. and Re Capital K.K. dated April 15, 2015 (incorporated by reference to Exhibit 10.1 to our current report on Form 8-K (file No. 000-50142) filed with the Securities and Exchange Commission on April 17, 2015)

10.1	Securities Purchase Agreement by and between EnSync, Inc. (formerly known as ZBB Energy Corporation) and Solar Power, Inc. dated April 17, 2015 (incorporated by reference to Exhibit 10.2 to our current report on Form 8-K (file No. 000-50142) filed with the Securities and Exchange Commission on April 17, 2015)

10.11	Convertible Promissory Note Purchase Agreement by and between Solar Power, Inc. and Vision Edge Limited dated June 15, 2015 (incorporated by reference to Exhibit 10.1 to our current report on Form 8-K (file No. 000-50142) filed with the Securities and Exchange Commission on June 15, 2015)

10.12	Option Agreement by and between Solar Power, Inc. and Vision Edge Limited dated June 15, 2015 (incorporated by reference to Exhibit 10.2 to our current report on Form 8-K (file No. 000-50142) filed with the Securities and Exchange Commission on June 15, 2015)

10.13	Supply Agreement between EnSync, Inc. (formerly known as ZBB Energy Corporation) and Solar Power, Inc. dated July 13, 2015 (incorporated by reference to Exhibit 10.3 to our current report on Form 8-K (file No. 000-50142) filed with the Securities and Exchange Commission on April 17, 2015)

10.14	Governance Agreement between EnSync, Inc. (formerly known as ZBB Energy Corporation) and Solar Power, Inc. dated July 13, 2015 (incorporated by reference to Exhibit 10.2 to our current report on Form 8-K (file No. 000-50142) filed with the Securities and Exchange Commission on July 14, 2015)

10.15	Second Amended and Restated Agreement and Plan of Merger and Reorganization by and among Solar Power, Inc., SPI Energy Co., Ltd. and SPI Merger Sub, Inc. dated October 30, 2015 (incorporated by reference to Exhibit 2.1 of our current report on Form 8-K (file No. 000-50142) filed with the Securities and Exchange Commission on October 30, 2015)

10.16	Purchase Agreement by and between Alpha Assai fund sp of Sunrise SPC and SPI Energy Co., Ltd. dated October 10, 2017 (incorporated by reference to Exhibit 4.43 to our Annual Report on Form 20-F for the year ended December 31, 2016, filed with the Securities and Exchange Commission on October 27, 2017)

10.17	Sale and Purchase Agreement dated August 28, 2018 between SPI Energy Co., Ltd. and Lighting Charm Limited (incorporated by reference to Exhibit 4.38 to our Annual Report on Form 20-F for the year ended December 31, 2018, filed with the Securities and Exchange Commission on April 30, 2019)

10.18	Share Purchase Agreement dated January 15, 2019 between SPI Energy Co., Ltd. and Happy Goal Industries Limited (incorporated by reference to Exhibit 4.49 to our Annual Report on Form 20-F for the year ended December 31, 2018, filed with the Securities and Exchange Commission on April 30, 2019)

10.19	Share Purchase Agreement dated January 15, 2019 between SPI Energy Co., Ltd. and CHEONG Hoong Khoeng (incorporated by reference to Exhibit 4.50 to our Annual Report on Form 20-F for the year ended December 31, 2018, filed with the Securities and Exchange Commission on April 30, 2019)

10.20	Share Purchase Agreement dated January 15, 2019 between SPI Energy Co., Ltd. and LDK New Energy Holding Limited (incorporated by reference to Exhibit 4.38 to our Annual Report on Form 20-F for the year ended December 31, 2018, filed with the Securities and Exchange Commission on April 30, 2019)

10.21	Share Purchase Agreement dated January 15, 2019 between SPI Energy Co., Ltd. and LIM Joo Heng (incorporated by reference to Exhibit 4.52 to our Annual Report on Form 20-F for the year ended December 31, 2018, filed with the Securities and Exchange Commission on April 30, 2019)

10.22	Share Purchase Agreement dated January 15, 2019 between SPI Energy Co., Ltd. and UPC Co., Ltd. (incorporated by reference to Exhibit 4.53 to our Annual Report on Form 20-F for the year ended December 31, 2018, filed with the Securities and Exchange Commission on April 30, 2019)

10.23	Share Purchase Agreement dated March 20, 2019 between SP Orange Power (Cyprus) Limited and Thermi Taneo Venture Capital Fund (incorporated by reference to Exhibit 4.53 to our Annual Report on Form 20-F for the year ended December 31, 2018, filed with the Securities and Exchange Commission on April 30, 2019)

10.24	Membership Interest Purchase Agreement for Oregon Portfolio dated on July 15, 2019 between Sulus LLC and SPI Solar, Inc. (incorporated by reference to Exhibit 4.55 to our Annual Report on Form 20-F for the year ended December 31, 2019, filed with the Securities and Exchange Commission on June 29, 2020).

10.25	Common Stock Purchase Agreement between Knight AG Holding Co., Ltd. and Jacky Lo. (incorporated by reference to Exhibit 4.56 to our Annual Report on Form 20-F for the year ended December 31, 2019, filed with the Securities and Exchange Commission on June 29, 2020).

10.26	Management Services Agreement dated on July 24, 2019 between Native American Agricultural Company and CBD and Hemp Group Co., Ltd. (incorporated by reference to Exhibit 4.57 to our Annual Report on Form 20-F for the year ended December 31, 2019, filed with the Securities and Exchange Commission on June 29, 2020).

10.27	Equipment Purchase Contract dated on August 6 2019 between CBD and Hemp Group Co., Ltd. and All Datum Inc. (incorporated by reference to Exhibit 4.58 to our Annual Report on Form 20-F for the year ended December 31, 2019, filed with the Securities and Exchange Commission on June 29, 2020).

10.28	Sales and Purchase Agreement dated on July 8 2019 between Bitmain Equipment (Canada) Inc. and 1215542 B.C.LTD (incorporated by reference to Exhibit 4.59 to our Annual Report on Form 20-F for the year ended December 31, 2019, filed with the Securities and Exchange Commission on June 29, 2020).

10.29	Hosting Agreement dated on July 9, 2019 between 1151203 B.C.LTD and 1215542 B.C.LTD (incorporated by reference to Exhibit 4.60 to our Annual Report on Form 20-F for the year ended December 31, 2019, filed with the Securities and Exchange Commission on June 29, 2020).

10.30	Supplemental Agreement dated on October 7, 2019 between 1151203 B.C.LTD and 1215542 B.C.LTD (incorporated by reference to Exhibit 4.61 to our Annual Report on Form 20-F for the year ended December 31, 2019, filed with the Securities and Exchange Commission on June 29, 2020).

10.31	Second Supplemental Agreement dated on March 8, 2020 between 1151203 B.C.LTD and 1215542 B.C.LTD (incorporated by reference to Exhibit 4.62 to our Annual Report on Form 20-F for the year ended December 31, 2019, filed with the Securities and Exchange Commission on June 29, 2020).

10.32	Remote Hash Power Computing Service Agreement dated on July 15, 2019 between 1215542 B.C.LTD and SPI O range Co., Ltd. (incorporated by reference to Exhibit 4.63 to our Annual Report on Form 20-F for the year ended December 31, 2019, filed with the Securities and Exchange Commission on June 29, 2020).

10.33	Securities Purchase Agreement dated on May 28, 2019 between SPI Energy Co., Ltd. and ILIAD RESEARCH AND TRADING, L.P. (incorporated by reference to Exhibit 4.64 to our Annual Report on Form 20-F for the year ended December 31, 2019, filed with the Securities and Exchange Commission on June 29, 2020).

10.34	Asset Purchase Agreement dated on July 31, 2019 between SPI Solar, Inc. and John M. Wirth (incorporated by reference to Exhibit 4.65 to our Annual Report on Form 20-F for the year ended December 31, 2019, filed with the Securities and Exchange Commission on June 29, 2020).

10.35	Sale and Purchase Agreement dated on September 23 2019 for Sun Roof II between SPI Renewables Energy (Luxemburg) Private Limited Company S.a.r.l and Theia Investments (Italy) S.r.l (incorporated by reference to Exhibit 4.66 to our Annual Report on Form 20-F for the year ended December 31, 2019, filed with the Securities and Exchange Commission on June 29, 2020).

10.36	Sale and Purchase Agreement dated on September 23 2019 for Sun Roof V between SPI Renewables Energy (Luxemburg) Private Limited Company S.a.r.l and Theia Investments (Italy) S.r.l (incorporated by reference to Exhibit 4.67 to our Annual Report on Form 20-F for the year ended December 31, 2019, filed with the Securities and Exchange Commission on June 29, 2020).

10.37	Sale and Purchase Agreement dated on March 16 2020 for Sun Roof I between SPI Renewables Energy (Luxemburg) Private Limited Company S.a.r.l and Theia Investments (Italy) S.r.l (incorporated by reference to Exhibit 4.68 to our Annual Report on Form 20-F for the year ended December 31, 2019, filed with the Securities and Exchange Commission on June 29, 2020).

10.38	Standard Industrial/commercial Single Tenant Lease dated on September 15, 2019 between Al Factory, LLC and SPI Solar, Inc. (incorporated by reference to Exhibit 4.69 to our Annual Report on Form 20-F for the year ended December 31, 2019, filed with the Securities and Exchange Commission on June 29, 2020).

10.39	Acknowledgement dated September 25, 2020 between SPI Energy Co., Ltd. and Magical Glaze Limited (incorporated by reference to Exhibit 10.1 to our Current Report on Form 6-K filed with the Securities and Exchange Commission on September 30, 2020).

10.40	Placement Agency Agreement dated September 30, 2020 between the registrant and Kingswood Capital Markets, Division of Benchmark Investment, Inc. (incorporated by reference to Exhibit 1 to our Current Report on Form 6-K filed with the Securities and Exchange Commission on October 1, 2020.)

10.41	Deed of Settlement and Release dated October 14, 2020 among Solar Juice Co. Ltd, Kun Fong Lee, Jinhan Zhou, Andrew Lawrence Burgess, Rami Ahmed Fedda, Allied Energy Holding Pie Ltd, Chin Piaw Tan and Solar Juice Ply Ltd (incorporated by reference to Exhibit 10.1 to our Current Report on Form 6-K filed with the Securities and Exchange Commission on October 28, 2020.)

10.42	Securities Purchase Agreement dated November 3, 2020 between the registrant and Streeterville Capital LLC (incorporated by reference to Exhibit 10.1 to our Current Report on Form 6-K filed with the Securities and Exchange Commission on November 4, 2020.)

10.43	Form of Convertible Promissory Note dated November 3, 2020 by and between the Company and Streeterville Capital LLC (incorporated by reference to Exhibit 10.2 to our Current Report on Form 6-K filed with the Securities and Exchange Commission on November 4, 2020.)

10.44	Membership Interest Purchase Agreement dated November 12, 2020 by and between Al Yousuf, LLC and Edisonfuture Inc. (incorporated by reference to Exhibit 99.2 to our Current Report on Form 6-K filed with the Securities and Exchange Commission on November 13, 2020.)

10.45	Placement Agency Agreement dated December 3, 2020 between the registrant and co-placement agents therein (incorporated by reference to Exhibit 1 to our Current Report on Form 6-K filed with the Securities and Exchange Commission on December 4, 2020.)

10.46	Form of Securities Purchase Agreement by and between the Company and the investors (incorporated by reference to Exhibit 4.2 to our Current Report on Form 6-K filed with the Securities and Exchange Commission on December 4, 2020.)

10.47	Securities Purchase Agreement dated February 1, 2021 between the registrant and Streeterville Capital LLC (incorporated by reference to Exhibit 10.1 to our Current Report on Form 6-K filed with the Securities and Exchange Commission on February 2, 2021.)

10.48	Form of Convertible Promissory Note dated February 1, 2021 between the registration and Streeterville Capital LLC (incorporated by reference to Exhibit 10.2 to our Current Report on Form 6-K filed with the Securities and Exchange Commission on February 2, 2021.)

10.49	Placement Agency Agreement dated February 8, 2021 between the Company and Co-placement Agents therein (incorporated by reference to Exhibit 1.1 to our Current Report on Form 6-K filed with the Securities and Exchange Commission on February 11, 2021.)

10.50	Form of Securities Purchase Agreement dated as of February 8, 2021 by and between the Company and investors (incorporated by reference to Exhibit 10.1 to our Current Report on Form 6-K filed with the Securities and Exchange Commission on February 11, 2021.)

10.51	Asset Purchase and Sale Agreement by and between Petersen-Dean, Inc., Beachhead Roofing & Supply, Inc., California Equipment Leasing Association, Inc., Solar 4 America, Inc., Fences 4 America, Inc., James Petersen Industries, Inc., PD Solar, Inc., Sonoma Roofing Services, Inc., Petersen Roofing and Solar, LLC, Petersen Dean Texas, Inc., Red Rose, Inc., Roofs 4 America, Inc., Tri-Valley Supply, Inc., Petersen Dean Roofing and Solar Systems, Inc., TD Venture Fund, LLC (“Debtor”), and Solarjuice American, Inc. (“Buyer”) (incorporated by reference to Exhibit 10.1 to our Current Report on Form 6-K filed with the Securities and Exchange Commission on March 4, 2021.)

10.52	Invoice Discounting Agreement dated on April 19, 2018 by and between Scottish Pacific (BFS) Pty Limited and Solar Juice Pty Ltd. (incorporated by reference to Exhibit 4.85 to our Annual Report on Form 20-F Amendment 1 for the year ended December 31, 2020, filed with the Securities and Exchange Commission on October 29, 2021).

10.53	Amendment to Convertible Promissory Note dated on December 10, 2019 between SPI Energy Co., Ltd. and ILIAD RESEARCH AND TRADING, L.P. (incorporated by reference to Exhibit 5.56 to our Annual Report on Form 20-F for the year ended December 31, 2019, filed with the Securities and Exchange Commission on June 29, 2020).

10.54	Securities Purchase Agreement dated as of June 9, 2021 by and between the Company and Streeterville Capital, LLC (incorporated by reference to Exhibit 10.1 to our Current Report on Form 6-K filed with the Securities and Exchange Commission on June 10, 2021.)

10.55	Form of Convertible Promissory Note dated June 9, 2021 by and between the Company and Streeterville Capital, LLC (incorporated by reference to Exhibit 10.2 to our Current Report on Form 6-K filed with the Securities and Exchange Commission on June 10, 2021.)

10.56	Securities Purchase Agreement dated as of September 30, 2021 by and between the Company and Streeterville Capital, LLC (incorporated by reference to Exhibit 10.1 to our Current Report on Form 6-K filed with the Securities and Exchange Commission on October 4, 2021.)

10.57	Form of Convertible Promissory Note dated September 30, 2021 by and between the Company and Streeterville Capital, LLC (incorporated by reference to Exhibit 10.2 to our Current Report on Form 6-K filed with the Securities and Exchange Commission on October 4, 2021.)

10.58	Securities Purchase Agreement dated as of November 12, 2021 by and between the Company and Streeterville Capital, LLC (incorporated by reference to Exhibit 10.1 to our Current Report on Form 6-K filed with the Securities and Exchange Commission on November 15, 2021.)

10.59	Form of Convertible Promissory Note dated November 12, 2021 by and between the Company and Streeterville Capital, LLC (incorporated by reference to Exhibit 10.2 to our Current Report on Form 6-K filed with the Securities and Exchange Commission on November 15, 2021.)

14	Code of Business Conduct and Ethics of the Registrant (incorporated by reference to Exhibit 11.1 of our Annual Report on Form 20-F (file No. 005-78703) filed with the Securities and Exchange Commission on May 17, 2016)

16.1	Letter from KPMG Huazhen LLP (incorporated by reference to Exhibit 99.1 to our Annual Report on Form 20-F for the year ended December 31, 2017, as amended, filed with the Securities and Exchange Commission on December 11, 2018)

21*	List of subsidiaries

23.1*	Consent of Independent Registered Public Accounting Firm—Marcum Bernstein & Pinchuk LLP

31.1**	Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2**	Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1**	Certification of Principal Executive Officer and Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.1	Form of Audit Committee Charter (incorporated by reference to Exhibit 99.2 to our Annual Report on Form 20-F for the year ended December 31, 2019, filed with the Securities and Exchange Commission on June 29, 2020.)

99.2	Form of Compensation Committee Charter (incorporated by reference to Exhibit 99.3 to our Annual Report on Form 20-F for the year ended December 31, 2019, filed with the Securities and Exchange Commission on June 29, 2020.)

99.3	Form of Nominating and Corporate Governance Committee Charter (incorporated by reference to Exhibit 99.4 to our Annual Report on Form 20-F for the year ended December 31, 2019, filed with the Securities and Exchange Commission on June 29, 2020.)

101.INS*	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

____________________

*	Filed herewith

**	Furnished herewith

ITEM 16 Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: April 1, 2022	By:	/s/ Xiaofeng Peng
	Name:	Xiaofeng Peng
	Title:	Chief Executive Officer and Executive Chairman

Date: April 1, 2022	By:	/s/ Janet Chen
	Name:	Janet Chen
	Title:	Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following person on behalf of the Registrant and in the capacities and on the dates indicated.

Dated: April 1, 2022	By:	/s/ Xiaofeng Peng
	Name:	Xiaofeng Peng
	Title:	Chief Executive Officer and Chairman
(Principal Executive Officer)

Date: April 1, 2022	By:	/s/ Janet Chen
	Name:	Janet Chen
	Title:	Chief Financial Officer
(Principal Accounting and Financial Officer)

Dated: April 1, 2022	By:	/s/ Maurice Ngai
	Name:	Maurice Ngai
	Title:	Director

Dated: April 1, 2022	By:	/s/ HoongKhoeng Cheong
	Name:	HoongKhoeng Cheong
	Title:	Director

Dated: April 1, 2022	By:	/s/ Lu Qing
	Name:	Lu Qing
	Title:	Director

Dated: April 1, 2022	By:	/s/ Jing Zhang
	Name:	Jing Zhang
	Title:	Director

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of

SPI Energy Co., Ltd.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of SPI Energy Co., Ltd. (the “Company”) as of December 31, 2021 and 2020, the related consolidated statements of operations, comprehensive loss, equity (deficit) and cash flows for each of the three years in the period ended December 31, 2021, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2021, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company's internal control over financial reporting as of December 31, 2021, based on the criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in 2013 and our report dated April 1, 2022, expressed an adverse opinion on the effectiveness of the Company’s internal control over financial reporting because of the existence of material weaknesses.

Explanatory Paragraph – Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As more fully described in Note 2, the Company has a significant working capital deficiency, has incurred significant losses and needs to raise additional funds to sustain its operations. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Going Concern Assessment

Critical Audit Matter Description

As described in Note 2 to the consolidated financial statements, the Company had recurring losses from operations. The Company has incurred a net loss of $45 million during the year ended December 31, 2021. As of December 31, 2021, the Company had a working capital deficit of $90 million and the cash flow used in the operation activities for the year ended December 31, 2021 was $27 million. These conditions raise substantial doubt about the Company's ability to continue as a going concern.

Auditing the Company’s going concern assessment is a critical audit matter as the assessment is complex and involves high degree of estimation due to the uncertainty of the Company’s ability to execute its plans for the next twelve months from the financial statement issuance date, including increasing profitability by increasing revenue and reducing expenditures, accessing additional funding through both debt and equity financing and the disposition of certain long-lived assets. This in turn led to a high degree of auditor judgment, subjectivity and effort in performing procedures and evaluating the relevant audit evidence.

How the Critical Audit Matter was Addressed in the Audit

Our principal audit procedures included, among others:

·	evaluating the Company’s going concern assessment methodology;

·	testing the completeness, accuracy, and relevance of underlying data, and evaluating the reasonableness of the assumptions used in the management’s assessment;

·	assessing the level of certainty in its ability to access funding;

·	assessing the adequacy of the Company’s going concern disclosures included in Note 2 to the consolidated financial statements.

/s/ Marcum Bernstein & Pinchuk LLP

Marcum Bernstein & Pinchuk LLP

We have served as the Company’s auditor since 2018.

New York, New York
April 1, 2022

SPI ENERGY CO., LTD.

CONSOLIDATED BALANCE SHEETS

(In thousands, except for share and per share data)

	December 31, 2021	December 31, 2020
ASSETS
Current assets:
Cash and cash equivalents	$9,765	$38,882
Restricted cash	8,080	900
Accounts receivable, net	22,599	17,061
Contract asset	1,621	–
Inventories	23,242	17,260
Project assets held for sale	8,946	–
Prepaid expenses and other current assets, net	9,584	5,018
Amount due from related parties	230	194
Total current assets	84,067	79,315
Intangible assets, net	3,433	4,058
Goodwill	4,896	4,546
Other receivable, noncurrent	268	299
Property and equipment, net	35,750	32,802
Project assets, noncurrent	15,969	19,740
Investment in affiliates	69,606	69,606
Operating lease right-of-use assets	13,923	6,585
Deferred tax assets, net	168	82
Total assets	$228,080	$217,033
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$25,612	$14,952
Accrued liabilities	10,094	8,490
Income taxes payable	1,684	31
Advance from customers	4,924	1,377
Short-term borrowings and current portion of long-term borrowings	9,120	3,266
Amount due to an affiliate	10,603	9,756
Convertible bonds	48,603	50,373
Derivative liability	–	67
Accrued warranty reserve	628	529
Operating lease liabilities, current	1,351	605
Consideration payable	61,219	62,114
Total current liabilities	173,838	151,560
Long-term borrowings, excluding current portion	12,800	6,355
Amount due to an affiliate, noncurrent	–	832
Deferred tax liabilities, net	2,970	3,966
Operating lease liabilities, non-current	12,522	5,934
Total liabilities	202,130	168,647
Equity:
Ordinary shares, par $0.0001, 500,000,000 shares authorized, 25,352,060 and 22,340,689 shares issued and outstanding as of December 31, 2021 and 2020, respectively	3	2
Additional paid in capital	695,073	670,101
Accumulated other comprehensive loss	(35,257)	(32,947)
Accumulated deficit	(637,390)	(591,899)
Total equity attributable to the shareholders of SPI Energy Co., Ltd.	22,429	45,257
Noncontrolling interests	3,521	3,129
Total equity	25,950	48,386
Total liabilities and equity	$228,080	$217,033

The accompany notes are an integral part of these consolidated financial statements.

SPI ENERGY CO., LTD.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except for share and per share data)

	For the Years Ended December 31,
	2021	2020	2019

Net sales	$161,993	$138,628	$97,883
Cost of revenue	151,373	121,773	90,693
Gross profit	10,620	16,855	7,190
Operating expenses:
General and administrative	41,780	13,485	15,158
Sales, marketing and customer service	7,581	2,185	2,398
Provision for credit losses	2,735	1,094	4,115
Impairment charges on property and equipment	–	–	2,235
Impairment charges on project assets	–	–	2,455
Total operating expenses	52,096	16,764	26,361
Operating (loss) income	(41,476)	91	(19,171)

Other income (expense):
Interest expense, net	(5,137)	(3,790)	(3,768)
Change in fair value of derivative liability	67	496	285
Reversal of tax penalty	–	–	6,890
Net foreign exchange gain (loss)	2,694	(5,411)	1,261
Others	472	2,807	(553)
Total other (expense) income, net	(1,904)	(5,898)	4,115
Net loss before income taxes	(43,380)	(5,807)	(15,056)
Income tax expense	1,454	458	92
Net loss	$(44,834)	$(6,265)	$(15,148)
Less: Net income attributable to noncontrolling interests	657	250	110
Net loss attributable to shareholders of SPI Energy Co., Ltd.	$(45,491)	$(6,515)	$(15,258)
Net loss per ordinary share:
Basic and Diluted	$(1.9)	$(0.4)	$(1.2)
Weighted average shares outstanding
Basic and Diluted	24,192,815	15,907,144	12,733,062

The accompany notes are an integral part of these consolidated financial statements.

SPI ENERGY CO., LTD.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(In thousands)

	For the Years Ended December 31,
	2021	2020	2019
Net loss	$(44,834)	$(6,265)	$(15,148)
Other comprehensive income (loss), net of tax of nil:
Foreign currency translation (loss) gain	(2,575)	2,501	(591)
Total comprehensive loss	(47,409)	(3,764)	(15,739)
Comprehensive income (loss) attributable to noncontrolling interests	392	171	(69)
Comprehensive loss attributable to shareholders of SPI Energy Co., Ltd.	$(47,801)	$(3,935)	$(15,670)

The accompany notes are an integral part of these consolidated financial statements.

SPIENERGY CO., LTD.

CONSOLIDATED STATEMENTS OF (DEFICIT) EQUITY

(In thousands, except for share and per share data)

	Ordinary Shares		Additional Paid- In	Accumulated	Accumulated Other Comprehensive	Equity (deficit) Attributable to Shareholders of SPI Energy	Noncontrolling	Total (Deficit)
	Shares*	Amount	Capital	Deficit	Loss	Co., Ltd.	Interests	Equity
Balances at December 31, 2018	7,914,125	$1	$601,319	$(570,126)	$(35,115)	$(3,921)	$3,991	$70
Net loss	–	–	–	(15,258)	–	(15,258)	110	(15,148)
Foreign currency translation losses	–	–	–	–	(412)	(412)	(179)	(591)
Acquisition of noncontrolling interest	–	–	2,278	–	–	2,278	(1,213)	1,065
Forgiveness of payable to SPI China (HK) Limited	–	–	652	–	–	652	–	652
Issuance of ordinary shares	6,600,000	–	7,656	–	–	7,656	–	7,656
Exercise of share options	107,000	–	516	–	–	516	–	516
Share-based compensation expense	–	–	305	–	–	305	–	305
Balances at December 31, 2019	14,621,125	$1	$612,726	$(585,384)	$(35,527)	$(8,184)	$2,709	$(5,475)
Net loss	–	–	–	(6,515)	–	(6,515)	250	(6,265)
Foreign currency translation gains	–	–	–	–	2,580	2,580	(79)	2,501
Capital contributions from noncontrolling interest	–	–	–	–	–	–	249	249
Issuance of ordinary shares in acquisition of Phoenix	934,720	–	9,033	–	–	9,033	–	9,033
Issuance of ordinary shares in offering	6,459,000	1	46,809	–	–	46,810	–	46,810
Redemption of convertible bond to ordinary shares	216,344	–	443	–	–	443	–	443
Forgiveness of payable to SPI China (HK) Limited	–	–	378	–	–	378	–	378
Exercise of share options	109,500	–	397	–	–	397	–	397
Share-based compensation expense	–	–	315	–	–	315	–	315
Balances at December 31, 2020	22,340,689	$2	$670,101	$(591,899)	$(32,947)	$45,257	$3,129	$48,386
Net loss				(45,491)		(45,491)	657	(44,834)
Foreign currency translation losses	–	–	–	–	(2,310)	(2,310)	(265)	(2,575)
Issuance of ordinary shares in offering	1,365,375	1	13,591	–	–	13,592	–	13,592
Issuance of restricted stock units to employees	184,000	–	1,196	–	–	1,196	–	1,196
Redemption of convertible debt with shares	1,075,169	–	4,375	–	–	4,375	–	4,375
Issuance of ordinary shares for acquisition of Phoenix	71,327	–		–	–		–
Stock based compensation		–	4,593	–	–	4,593	–	4,593
Exercise of employee share option	25,000	–	91	–	–	91	–	91
Exercise of share option of Lighting Charm Limited	285,500	–	1,092	–	–	1,092	–	1,092
Issuance of ordinary shares for purchasing services	5,000	–	34	–	–	34	–	34
Balances at December 31, 2021	25,352,060	$3	$695,073	$(637,390)	$(35,257)	$22,429	$3,521	$25,950

The accompany notes are an integral part of these consolidated financial statements.

SPI ENERGY CO., LTD.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	For the Years Ended December 31,
	2021	2020	2019
Cash flows from operating activities:
Net loss	$(44,834)	$(6,265)	(15,148)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	3,344	3,200	1,981
Amortization	3,931	369	278
Change in fair value of derivative liability	(67)	(496)	(285)
Write-down for inventory	983	–	103
Provision for credit losses	2,735	1,094	4,115
Impairment charges on property and equipment	–	–	2,235
Impairment charges on project assets	–	–	2,455
Share-based compensation expense	5,789	315	821
Amortization of right-of-use assets	1,768	680	434
Reversal of tax penalty	–	–	(6,890)
Amortization of debt discount on convertible bonds	540	452	594
Change in deferred taxes	(1,082)	(188)	(85)
Loss (gain) on disposal of property and equipment	(57)	3	(45)
Loss on disposal of subsidiaries	–	32	385
Accrual (reversal) of warranty reserve	99	(1,538)	–
Gain on forgiveness of PPP loan	(205)	(551)	–
Gain on de-recognition of long-aged liabilities	–	(2,252)	–
Other non-cash expense	34	–	–
Changes in operating assets and liabilities
Accounts receivable	1,185	963	3,087
Amount due from related parties	(36)	338	538
Notes receivable	–	–	4,823
Project assets	(6,008)	14,679	3,333
Inventories	(7,065)	(223)	(1,958)
Prepaid expenses and other assets	(4,565)	(187)	(497)
Accounts payable	8,547	(6,961)	7,805
Advances from customers	3,628	(17,628)	(8,352)
Income taxes payable	1,653	(530)	268
Accrued liabilities and other liabilities	3,971	9,711	1,264
Lease liability	(1,772)	(667)	(421)
Bitcoin mining, net of mining pool operating fees	–	–	(3,630)
Amount due to related parties	–	–	(79)
Net cash used in operating activities	(27,484)	(5,650)	(2,871)

Cash flows from investing activities:
Proceeds from disposal of subsidiaries	453	1,216	4,549
Proceeds from sale of bitcoins	–	–	3,630
PDI asset purchase (Note 5)	(8,003)	–	–
Acquisitions of Solar PV systems	–	–	(8,345)
Acquisitions of property and equipment	(1,316)	(195)	(4,762)
Proceeds from disposal of property and equipment	–	–	166
Prepayment of purchase of land	–	–	(3,132)
Acquisitions of subsidiaries, net of cash acquired	–	364	–
Net cash (used in) provided by investing activities	(8,866)	1,385	(7,894)

Cash flows from financing activities:
Proceeds from issuance of ordinary shares	13,591	46,810	7,656
Net payment for purchasing minority interests	–	–	(75)
Proceeds from issuance of convertible note	16,000	2,000	1,250
Repayment of convertible notes	(13,935)	(7,632)	–
Proceeds from exercise of employee stock options	91	397	–
Proceeds from exercise of options issued to Lighting Charm Limited during disposition of SPI China	1,091	–	–
Proceeds from capital injection by noncontrolling shareholders	–	249	–
Proceeds from line of credit and loans payable	175,101	122,284	84,308
Repayments of line of credit and loans payable	(173,514)	(123,314)	(83,619)
Net cash generated from financing activities	18,425	40,794	9,520

Effect of exchange rate changes on cash	(4,012)	250	(351)

(Decrease) increase in cash, cash equivalents and restricted cash	(21,937)	36,779	(1,596)
Cash, cash equivalents and restricted cash at beginning of year	39,782	3,003	4,599
Cash, cash equivalents and restricted cash at end of year	$17,845	$39,782	$3,003

Supplemental cash flow information:
Interest paid	$1,236	$552	$645
Income tax paid	$58	$1,372	$–
Non-cash activities:
Netting off balance due to/from third party	$–	$–	$2,109
Right of use assets obtained in exchange for operating lease obligations	$8,502	$5,280	$2,419
Forgiveness of loan by noncontrolling interest holders	$–	$–	$1,140
Loss on forgiveness of debt due from SPI China (Note 4(1) and Note 25)	$–	$378	$653
Reclassification from project asset to PPE	3,683	–	–
Redemption of convertible bond to ordinary shares	$4,375	$443	$–

Reconciliation of cash, cash equivalents, and restricted cash to the consolidated balance sheets
Cash and cash equivalents	9,765	38,882	2,764
Restricted cash	8,080	900	239
Total cash, cash equivalents, and restricted cash	$17,845	$39,782	$3,003

The accompany notes are an integral part of these consolidated financial statements.

SPI ENERGY CO., LTD.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in US$ thousands, except share and per share data)

1.	Description of Business and Organization

Description of Business

SPI Energy Co., Ltd. (“SPI Energy” or the “Group”) and its subsidiaries (collectively the “Group”) is engaged in the provision of photovoltaic (“PV”), roofing and solar energy systems installation, and electric vehicle (“EV”) solutions for business, residential, government and utility customers and investors. The Group develops solar PV projects which are either sold to third party operators or owned and operated by the Group for selling of electricity to the grid in multiple countries in Asia, North America and Europe. In Australia, the Group primarily sells solar PV components to retail customers and solar project developers. The Group started to engage in sales and leasing of new zero-emission EVs in U.S. from 2020 and engage in roofing and solar energy systems installation in U.S. from 2021.

In 2018 and 2019, the Group engaged in the sale of bitcoin mining equipment, providing hosting services and mining bitcoins, and the Group also sold hays from United States to China in 2019. In 2020 and 2021, no revenue was generated from these business transactions.

Organization

The major subsidiaries of the Group as of December 31, 2021 are summarized as below:

Major Subsidiaries	Abbreviation	Location
SolarJuice Co., Ltd	SJ Cayman	Cayman
Solar Juice Pty Ltd.	SJ Australia	Australia
Solarjuice American Inc.	SJ US	United States
Italsolar S.r.l.	SPI Italy	Italy
SPI Solar Japan G.K.	SPI Japan	Japan
Solar Power Inc UK Service Limited	SPI UK	United Kingdom
SPI Solar Inc.	SPI US	United States
Heliostixio S.A.	Heliostixio	Greece
Heliohrisi S.A.	Heliohrisi	Greece
Thermi Sun S.A.	Thermi Sun	Greece
Knight Holding Corporation	Knight	United States
Edisonfuture Inc.	Edisonfuture	United States
Phoenix Motor Inc.	Phoenix	United States
Phoenix Motorcars Leasing LLC	PML	United States

On January 1, 2017, the Group deconsolidated one of the major subsidiaries, Sinsin Renewable Investment Limited (“Sinsin”) due to loss of control and recognized the investment in Sinsin on the carrying amount of $69,606. Both the Group and the former shareholders of Sinsin, Sinsin Europe Solar Asset Limited Partnership and Sinsin Solar Capital Limited Partnership (collectively, the “Sinsin Group”), failed to fulfill the obligation under the share sale and purchase agreement of Sinsin, which led to that both parties filed petitions to each other. The petitions directly affected the Group’s ability to effectively control Sinsin and make any direct management decisions or have any direct impact on Sinsin’s polices, operations or assets without the agreement of Sinsin Group. On October 29, 2020, an arbitration decision was made that the Group will need to pay the unpaid consideration of EUR 38,054, together with interest at 6% accruing from November 20, 2015 on half of the unpaid consideration and from June 30, 2016 on the remaining half of the unpaid consideration to the date of eventual payment. The Group filed an application for appeals but was turned down by the court in November 12, 2021. The Group furtherly filed an application of retrial and suspension of the enforcement of the awards. The application of suspension has been approved by court in December 15, 2021 but the application of retrial is still under assessment. (Note 23(b)). As of December 31, 2021 and 2020, investment in Sinsin was $69,606, and there was no impairment for the three years ended December 31, 2021, 2020 and 2019. Consideration payable, including accrued interest and litigation fees payable, was $61,219 and $62,114 as of December 31, 2021 and 2020, respectively. The interest expense accrued on the unpaid consideration was $2,702, $2,605, and $2,563 for the three years ended December 31, 2021, 2020, and 2019, respectively.

On November 12, 2020, the Group acquired 100% of the membership interest of Phoenix Cars LLC and Phoenix Motorcars Leasing LLC (together, “Phoenix”), an electric drivetrain manufacturer for medium-duty commercial vehicles and final stage manufacturer that integrates its drivetrains into these vehicles. The acquisition has been accounted for under ASC 805 Business Combinations (see Note 5).

2.	Going concern

The Group has recurring losses from operations. The Group has incurred a net loss of $44,834 during the year ended December 31, 2021. As of December 31, 2021, the Group had a working capital deficit of $89,771 and the cash flow used in the operation activities for the year ended December 31, 2021 was $27,484. These conditions raise substantial doubt about the Company's ability to continue as a going concern.

For the next 12 months from the issuance date of this report, the Group plans to continue implementing various measures to boost revenue and control the cost and expenses within an acceptable level. Such measures include: 1) negotiate with potential buyers on PV solar projects; 2) negotiate for postponing of convertible bond payments; 3) improve the profitability of the business in US; 4) obtain equity financing from certain subsidiaries’ initial public offerings; 5) strictly control and reduce business, marketing and advertising expenses and 6) seek for certain credit facilities.

While management believes that the measures in the plans will be adequate to allow the Group to meet its liquidity and cash flow requirements within one year after the date that the consolidated financial statements are issued, there is no assurance that the plans will be successfully implemented. If the Group fails to achieve these goals, the Group may need additional financing to repay debt obligations and execute its business plan, and the Group may not be able to obtain the necessary additional capital on a timely basis, on acceptable terms, or at all. In the event that financing sources are not available, or that the Group is unsuccessful in increasing its gross profit margin and reducing operating losses, the Group may be unable to implement its current plans for expansion, repay debt obligations or respond to competitive pressures, any of which would have a material adverse effect on the Group’s business, financial condition and results of operations and may materially adversely affect its ability to continue as a going concern.

The consolidated financial statements do not include any adjustments related to the recoverability and classification of recorded assets or the amounts and classification of liabilities or any other adjustments that might be necessary should the Group be unable to continue as a going concern.

3.	Summary of Significant Accounting Policies

(a)	Basis of Presentation

The accompany consolidated financial statements of the Group are prepared in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”).

The accompany consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The realization of assets and the satisfaction of liabilities in the normal course of business are dependent on, among other things, the Group’s ability to operate profitably, to generate cash flows from operations, and to pursue financing arrangements to support its working capital requirements.

(b)	Principles of Consolidation

The consolidated financial statements include the financial statements of the Group, and its subsidiaries. All material inter-Group transactions and balances have been eliminated upon consolidation. For consolidated subsidiaries where the Group’s ownership in the subsidiary is less than 100%, the equity interest not held by the Group is shown as noncontrolling interests. The Group accounts for investments over which it has significant influence but not a controlling financial interest using the equity method of accounting. The Group deconsolidates a subsidiary when the Group ceases to have a controlling financial interest in the subsidiary. When control is lost, the parent-subsidiary relationship no longer exists and the parent derecognizes the assets and liabilities of the subsidiary.

(c)	Use of Estimates

The preparation of the financial statements in conformity with U.S. GAAP requires the Group to make estimates and assumptions that affect reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements as well as the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Significant accounting estimates reflected in the Group’s consolidated financial statements include the allowance made for credit losses, inventory write-downs, the estimated useful lives of long-lived assets, the impairment of goodwill, long-lived assets and project assets, fair value of derivative liability and warrants, valuation allowance of deferred tax assets, accrued warranty expenses, the grant-date fair value of share-based compensation awards and related forfeiture rates, the lease discount rate, the purchase price allocation in acquisition, and fair value of financial instruments. Changes in facts and circumstances may result in revised estimates. The current economic environment has increased the degree of uncertainty inherent in those estimates and assumptions.

(d)	Foreign Currency Translation and Foreign Currency Risk

The functional currency of the Group and subsidiaries located in the United States is the United States dollar (“US$” or “$”). The functional currency of the Group’s subsidiaries located in the PRC, Europe, United Kingdom, Japan, Canada and Australia are Renminbi (“RMB”), EURO (“EUR”), British Pounds(“GBP”), Japanese Yen (“JPY”), Canadian Dollar (“CAD”) and Australia Dollar (“AUD”), respectively. Transactions denominated in foreign currencies are re-measured into the functional currency at the rates of exchange prevailing when the transactions occur. Monetary assets and liabilities denominated in foreign currencies are re-measured into the functional currency at rates of exchange in effect at the balance sheet dates. Exchange gains and losses are included in the consolidated statements of operations.

The Group’s reporting currency is the US$. Assets and liabilities of subsidiaries, whose functional currency is not the US$, are translated into US$ using exchange rates in effect at each period end, and revenues and expenses are translated into US$ at average rates prevailing during the year, and equity is translated at historical exchange rates, except for the change in retained earnings during the year which is the result of the income or loss. Gains and losses resulting from the translations of the financial statements of these subsidiaries into US$ are recognized as other comprehensive income or loss in the consolidated statement of comprehensive loss.

(e)	Fair Value of Financial Instruments

The Group measures at fair value certain of its financial and non-financial assets and liabilities by using a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value. Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date, essentially an exit price, based on the highest and best use of the asset or liability. The levels of the fair value hierarchy are:

•	Level 1 — Quoted market prices in active markets for identical assets or liabilities.

•	Level 2 — Significant other observable inputs (e.g., quoted prices for similar items in active markets, quoted prices for identical or similar items in markets that are not active, inputs other than quoted prices that are observable, such as interest rate and yield curves, and market-corroborated inputs).

•	Level 3 — Unobservable inputs in which there is little or no market data, which require the reporting unit to develop its own assumptions.

The Group uses quoted market prices to determine the fair value when available. If quoted market prices are not available, the Group measures fair value using valuation techniques that use, when possible, current market-based or independently-sourced market parameters, such as interest rates and currency rates.

(f)	Business Combination

Business combinations are recorded using the acquisition method of accounting and, accordingly, the acquired assets and liabilities are recorded at their fair market value at the date of acquisition. Any excess of acquisition cost over the fair value of the acquired assets and liabilities, including identifiable intangible assets, is recorded as goodwill. The Group charges acquisition related costs that are not part of the purchase price consideration to general and administrative expenses as they are incurred. Those costs typically include transaction and integration costs, such as legal, accounting, and other professional fees.

The Group adopted Accounting Standard Update (“ASU”) 2017-01 “Business Combination (Topic 805): Clarifying the Definition of a Business” on January 1, 2018 and applied the new definition of a business prospectively for acquisitions made subsequent to December 31, 2017. Upon the adoption of ASU 2017-01, a new screen test is introduced to evaluate whether a transaction should be accounted for as an acquisition and/or disposal of a business versus assets. In order for a purchase to be considered an acquisition of a business, and receive business combination accounting treatment, the set of transferred assets and activities must include, at a minimum, an input and a substantive process that together significantly contribute to the ability to create outputs. If substantially all of the fair value of the gross assets acquired is concentrated in a single identifiable asset or a group of similar identifiable assets, then the set of transferred assets and activities is not a business. The adoption of this standard requires future purchases to be evaluated under the new framework.

(g)	Asset Acquisition

When the Group acquires other entities, if the assets acquired and liabilities assumed do not constitute a business, the transaction is accounted for as an asset acquisition. Assets are recognized based on the cost, which generally includes the transaction costs of the asset acquisition, and no gain or loss is recognized unless the fair value of noncash assets given as consideration differs from the assets’ carrying amounts on the Group’s books. If the consideration given is not in the form of cash (that is, in the form of noncash assets, liabilities incurred, or equity interest issued), measurement is based on either the cost to the acquiring entity or the fair value of the assets (or net assets) acquired, whichever is more clearly evident and, thus, more reliably measureable. The cost of a group of assets acquired in an asset acquisition is allocated to the individual assets acquired or liabilities assumed based on their relative fair value and does not give risk to goodwill.

(h)	Cash and Cash Equivalents

Cash and cash equivalents include cash on hand, cash accounts, interest bearing savings accounts and all highly liquid investments with original maturities of three months or less, and which are unrestricted as to withdrawal and use. There were no cash equivalents as of December 31, 2021 and 2020.

(i)	Restricted Cash

Restricted cash represent bank deposits with designated use, which cannot be withdraw without certain approval or notice.

As of December 31, 2021, the Group had restricted bank deposits of $8,080, including: 1) $6,140 restricted cash mainly established to secure the loan from East West Bank and pay the obligations of SJ Australia for debtor financing; 2) $1,940 restricted cash subject a requirement of initial project contribution from Oahu SPE 101-1 LLC that has not been met yet.

As of December 31, 2020, the Group had restricted bank deposits of $900, mainly established for paying the obligations of SJ Australia and SJ US for debtor finance.

(j)	Accounts Receivable, net

The Group grants open credit terms to credit-worthy customers. Accounts receivable are primarily related to the Group's sales of pre-development solar projects, sales of PV components, revenue from roofing and solar energy systems installation, electricity revenue with PPA, and sales and leasing of EVs.

The Group maintains allowances for credit losses for estimated losses resulting from the inability of its customers to make required payments. Accounts receivable is considered past due based on its contractual terms. In establishing the allowance, management considers historical losses, the financial condition, the accounts receivables aging, the payment patterns and the forecasted information in pooling basis upon the use of the Current Expected Credit Loss Model (“CECL Model”) in accordance with ASC topic 326, Financial Instruments - Credit Losses. Accounts receivable that are deemed to be uncollectible are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. There is a time lag between when the Company estimates a portion of or the entire account balances to be uncollectible and when a write off of the account balances is taken. The Company takes a write off of the account balances when the Company can demonstrate all means of collection on the outstanding balances have been exhausted. The Group does not have any off-balance-sheet credit exposure related to its customers. Contractually, the Group may charge interest for extended payment terms and require collateral.

(k)	Inventories

Inventories are stated at the lower of cost or net realizable value. The cost of raw materials is determined on the basis of weighted average cost method. The cost of finished goods is determined on the basis of weighted average and comprises direct materials, direct labor and an appropriate proportion of overhead. Net realizable value is based on estimated selling prices less selling expenses and any further costs expected to be incurred for completion. Adjustments to reduce the cost of inventory to net realizable value are made, for estimated excess, obsolescence, or impaired balances if any.

(l)	Project Assets

The Group acquires or constructs PV solar power systems (“solar system”) that are (i) held for development and sale or (ii) held for the Group’s own use to generate income or return from the use of the solar systems. Solar systems are classified as either held for development and sale within “project assets” or as held for use within “property and equipment” based on the Group’s intended use of solar systems. The Group determines the intended use of the solar systems upon acquisition or commencement of project construction.

Classification of the solar systems affects the accounting and presentation in the consolidated financial statements. Transactions related to the solar systems held for development and sale within “project assets” are classified as operating activities in the consolidated statements of cash flows and reported as sales and costs of goods sold in the consolidated statements of operations upon the sale of the solar systems and fulfillment of the relevant recognition criteria. Incidental electricity income generated from the solar systems held for development and sale prior to the sale of the projects is recorded in other operating income in the consolidated statement of operations. The solar systems held for use within “property and equipment” are used by the Group in its operations to generate income or a return from the use of the assets. Income generated from the solar systems held for use are included in net sales in the consolidated statement of operations. The costs to construct solar systems intended to be held for own use are capitalized and reported within property and equipment on the consolidated balance sheets and are presented as cash outflows from investing activities in the consolidated statements of cash flows. The proceeds from disposal of solar systems classified as held for own use are presented as cash inflows from investing activities within the consolidated statements of cash flows. A net gain or loss upon the disposal of solar systems classified as held for own use is reported in other operating income or expense in the consolidated statement of operation.

Solar systems costs consist primarily of capitalizable costs for items such as permits and licenses, acquired land or land use rights, and work-in-process. Work-in-process includes materials and modules, construction, installation and labor, capitalized interests and other capitalizable costs incurred to construct the PV solar power systems.

The solar systems held for development and sale, named as “project assets”, are reported as current assets on the consolidated balance sheets when upon completion of the construction of the solar systems, the Group initiates a plan to actively market the project assets for immediate sale in their present condition to potential third party buyers subject to terms that are usual and customary for sales of these types assets and it is probable that the project assets will be sold within one year. Otherwise, the project assets are reported as noncurrent assets. No depreciation expense is recognized while the project assets are under construction or classified as held for sale.

For solar systems held for development and sale, named as “project assets”, the Group considers a project commercially viable if it is anticipated to be sold for a profit once it is either fully developed or fully constructed. The Group also considers a partially developed or partially constructed project commercially viable if the anticipated selling price is higher than the carrying value of the related project assets plus the estimated cost to completion. The Group considers a number of factors, including changes in environmental, ecological, permitting, market pricing or regulatory conditions that affect the project. Such changes may cause the cost of the project to increase or the selling price of the project to decrease. The Group records an impairment loss of the project asset to the extent the carrying value exceed its estimated recoverable amount. The recoverable amount is estimated based on the anticipated sales proceeds reduced by estimated cost to complete such sales. Subsequent reversal of a previously recognized impairment loss is prohibited once the measurement of that loss is recognized.

(m)	Property and Equipment, net

The Group accounts for its property and equipment at cost, less accumulated depreciation and any impairment. Cost includes the prices paid to acquire or construct the assets, interest capitalized during the construction period and any expenditure that substantially extends the useful life of an existing asset. The Group expenses repair and maintenance costs when they are incurred. Depreciation is recorded on the straight-line method based on the estimated useful lives of the assets as follows:

Furniture, fixtures and equipment	5 or 7 years
Automobile	3, 5 or 7 years
Computer equipment, bitcoin server	3 years
Leasehold improvements	The shorter of the estimated life or the lease term
PV solar system	20 or 25 years

(n)	Intangible Assets other than Goodwill, net

Intangible assets consist of customer relationships, technology, patents and other. Amortization is recorded on the straight-line method based on the estimated useful lives of the assets.

(o)	Impairment of Long-lived Assets

The Group’s long-lived assets include property and equipment, project assets and other intangible assets with finite lives. The Group evaluates long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If circumstances require a long-lived asset or asset group be tested for possible impairment, the Group first compare undiscounted cash flows expected to be generated by that asset or asset group to its carrying amount. If the carrying amount of the long-lived asset or asset group is not recoverable on an undiscounted cash flow basis, an impairment is recognized to the extent that the carrying amount exceeds its fair value. Fair value is determined through various valuation techniques including discounted cash flow models, quoted market values and third-party independent appraisals, as considered necessary. Any impairment write-downs would be treated as permanent reductions in the carrying amounts of the assets and a charge to statement of operations would be recognized.

(p)	Goodwill

Goodwill represents the excess of the purchase consideration over the fair value of the identifiable tangible and intangible assets acquired and liabilities assumed of the acquired entity as a result of the Group’s acquisitions of interests in its subsidiaries. Goodwill is not amortized but is tested for impairment on an annual basis, or more frequently if events or changes in circumstances indicate that it might be impaired. The Group has an option to first assess qualitative factors to determine whether it is necessary to perform the quantitative goodwill impairment test. In the qualitative assessment, the Group considers primary factors such as industry and market considerations, overall financial performance of the reporting unit, and other specific information related to the operations. Based on the qualitative assessment, if it is more likely than not that the fair value of each reporting unit is less than the carrying amount, the quantitative impairment test is performed.

In performing the quantitative impairment test, the Group compares the fair values of each reporting unit to its carrying amount, including goodwill. If the fair value of each reporting unit exceeds its carrying amount, goodwill is not considered to be impaired. If the carrying amount of a reporting unit exceeds its fair value, the Group recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value; the loss recognized should not exceed the total amount of goodwill allocated to that reporting unit. Application of a goodwill impairment test requires significant management judgment, including the identification of reporting units, assigning assets, liabilities and goodwill to reporting units, and determining the fair value of each reporting unit. The judgment in estimating the fair value of reporting units includes estimating future cash flows, determining appropriate discount rates and making other assumptions. Changes in these estimates and assumptions could materially affect the determination of fair value for each reporting unit.

(q)	Income Taxes

The Group accounts for income taxes under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. A valuation allowance is recognized if it is more likely than not that some portion, or all, of a deferred tax asset will not be realized.

The Group recognizes in the consolidated financial statements the impact of a tax position, if that position is more likely than not of being sustained upon examination, based on the technical merits of the position. In evaluating whether a tax position has met the more-likely-than-not recognition threshold, management presumes that the position will be examined by the appropriate taxing authority that has full knowledge of all relevant information. In addition, a tax position that meets the more-likely-than-not recognition threshold is measured to determine the amount of benefit to be recognized in the financial statements. The tax position is measured at the largest amount of benefit that is greater than 50 percent likely of being realized upon settlement. The Group’s tax liability associated with unrecognized tax benefits is adjusted periodically due to changing circumstances, such as the progress of the tax audits, case law developments and new or emerging legislation. Such adjustments are recognized entirely in the period in which they are identified. The Group records interest and penalties related to an uncertain tax position, if and when required, as part of income tax expense in the consolidated statements of operations. No reserve for uncertainty tax position was recorded by the Group for the years ended December 31, 2021, 2020 and 2019.

(r)	Revenue Recognition

The Group adopted Accounting Standards Codification (“ASC”) No. 606, “Revenue from Contracts with Customers” (“ASC 606” or “Topic 606”). The Group’s accounting practices under ASC Topic 606 are as followings:

The Group generates revenue from sales of PV components, roofing and solar energy systems installation, electricity revenue with Power Purchase Agreements (“PPAs”), sales of PV project assets, sales of pre-development solar projects, sales and leasing of EVs and others for the years ended December 31, 2021, 2020 and 2019.

Sale of PV components

Revenue on sale of PV components is recognized at a point in time following the transfer of control of such products to the customer, which typically occurs upon shipment or acceptance of the customer depending on the terms of the underlying contracts.

Revenue from roofing and solar energy systems installation

Revenue from roofing and solar energy system installation is recognized over time.

For revenue from solar energy system installation, the Company’s principal performance obligation is to design and install a customize solar energy system, sometimes, reinstall the customer’s existing solar energy system that is interconnected to the local power grid and for which permission to operate has been granted by a utility company to the customer. For roofing the Company’s principal performance obligation is to design and build roof system per customer selection.

All costs to obtain and fulfill contracts associated with system sales and other product sales are expensed to cost of revenue when the corresponding revenue is recognized.

The Company recognizes revenue using a cost-based input method that recognizes revenue and gross profit as work is performed based on the relationship between actual costs incurred compared to the total estimated cost of the contract. In applying cost-based input method, the Company uses the actual costs incurred to the total estimated cost, to determine the Company’s progress towards contract completion and to calculate the corresponding amount of revenue and gross profit to recognize.

Electricity revenue with PPAs

The Group sells energy generated by PV solar power systems under PPAs. For energy sold under PPAs, the Group recognizes revenue each period based on the volume of energy delivered to the customer (i.e., the PPAs off-taker) and the price stated in the PPAs. The Group has determined that none of the PPAs contains a lease since (i) the purchaser does not have the rights to operate the PV solar power systems, (ii) the purchaser does not have the rights to control physical access to the PV solar power systems, and (iii) the price that the purchaser pays is at a fixed price per unit of output.

Sale of PV project asset

The Group’s sales arrangements for PV projects do not contain any forms of continuing involvement that may affect the revenue or profit recognition of the transactions, nor any variable considerations for energy performance guarantees, minimum electricity end subscription commitments. The Group therefore determined its single performance obligation to the customer is the sale of a completed solar project. The Group recognizes revenue for sales of solar projects at a point in time after the solar project has been grid connected and the customer obtains control of the solar project.

Sales of pre-development solar projects

For sales of pre-development solar projects in which the Group transfers 100% of the membership interest in solar projects to a customer, the Group recognizes all of the revenue for the consideration received at a point in time when the membership interest was transferred to the customer, which typically occurs when the Group delivered the membership interest assignment agreement to the customer.

The contract arrangements may contain provisions that can either increase or decrease the transaction price. These variable amounts generally are resolved upon achievement of certain performance or upon occurrence of certain price reduction conditions. Variable consideration is estimated at each measurement date at its most likely amount to the extent that it is probable that a significant reversal of cumulative revenue recognized will not occur and true-ups are applied prospectively as such estimates change.

Changes in estimates for sales of pre-development solar projects occur for a variety of reasons, including but not limited to (i) EPC construction plan accelerations or delays, (ii) product cost forecast changes, (iii) change orders, or (iv) occurrence of purchase price reduction conditions. The cumulative effect of revisions to transaction prices are recorded in the period in which the revisions to estimates are identified and the amounts can be reasonably estimated.

Revenue from sales and leasing of EV

The Group recognizes revenue from sales of EV at a point in time following the transfer of control of such products to the customer, which typically occurs upon the delivery to the customer for EV sales. The Group determined that the government grants related to sales of EV should be considered as part of the transaction price because it is granted to the EV buyer and the buyer remains liable for such amount in the event the grants were not received by the Group or returned due to the buyer violates the government grant terms and conditions.

EV leasing revenue includes revenue recognized under lease accounting guidance for direct leasing programs. The Group accounts for these leasing transactions as operating leases under ASC 840 Leases, and revenues are recognized on a straight-line basis over the contractual term.

Other revenue

Other revenue mainly consist of revenue generated from bitcoin mining and related equipment sales and hosting service, sales of component and charging stations, sale of Alfalfa hay, engineering and maintenance service, shipping and delivery service and other.

Revenue on bitcoin mining and related equipment sales, alfalfa hays and component and charging stations were recognized at a point in time following the transfer of control of such products to the customer, which typically occurs upon acceptance of the products made by the customer, and upon delivery of the products to the hosting site or receipt place assigned by the customer, installed and set up the products for sale of bitcoin mining equipment.

Revenue for hosting service, engineering and maintenance service and shipping and delivery service are recognized on a straight-line basis over the contractual term.is recognized over time as services are performed and based on the output method related to the time incurred during the service period.

There was no revenue generated from bitcoin mining and related equipment sales and hosting service, or alfalfa hays sales during the years ended December 31, 2020 and 2021.

Disaggregation of revenues

The following table illustrates the disaggregation of revenue by revenue stream and by timing of revenue recognition for the years ended December 31, 2021, 2020 and 2019:

By revenue stream	For the year ended December 31, 2021
	Sales of PV components	Revenue from roofing and solar systems installation	Electricity revenue with PPAs	Sales of pre-development solar projects	Sales and leasing of EV	Others	Total
Australia	$123,138	$–	$–	$–	$–	$1,110	$124,248
Japan	–	–	–	–	–	65	65
Italy	–	–	690	–	–	–	690
United States	–	29,028	–	894	2,336	835	33,093
United Kingdom	–	–	1,211	–	–	–	1,211
Greece	–	–	2,686	–	–	–	2,686
Total	$123,138	$29,028	4,587	$894	$2,336	$2,010	$161,993

By revenue stream	For the year ended December 31, 2020
	Sales of PV components	Electricity revenue with PPAs	Sales of PV project asset	Sales of pre-development solar projects	Sales and leasing of EV	Others	Total
Australia	$112,442	$–	$–	$–	$–	$1,062	$113,504
Japan	–	–	3,788	–	–	–	3,788
Italy	–	615	–	–	–	41	656
United States	–	–	16,113	101	377	271	16,862
United Kingdom	–	1,023	–	–	–	–	1,023
Greece	–	2,783	–	–	–	12	2,795
Total	$112,442	$4,421	$19,901	$101	$377	$1,386	$138,628

By revenue stream	For the year ended December 31, 2019
	Sales of PV components	Electricity revenue with PPAs	Sales of PV project asset	Sales of pre-development solar projects	Others	Total
Australia	$79,470	$–	$–	$–	$1,048	$80,518
Japan	–	–	9,563	–	–	9,563
Italy	–	1,365	–	–	–	1,365
United States	1,471	–	–	(2,835)	5,684	4,320
United Kingdom	–	979	–	–	–	979
Greece	–	1,024	–	–	114	1,138
Total	$80,941	$3,368	$9,563	$(2,835)	$6,846	$97,883

Contract balance

The following table provides information about contract assets and contract liabilities from contracts with customers:

	December 31, 2021	December 31, 2020
Accounts receivable	$22,599	$17,061
Contract assets	$1,621	$–
Advance from customers	$4,924	$1,377

The contract assets primarily relate to the Group’s rights to consideration for work completed but not billed at the reporting date, primarily for the revenue from roofing and solar energy systems installation in the United States. The contract assets are transferred to receivables when the rights become unconditional after billing is issued.

Advance from customers, which representing a contract liability, represents mostly unrecognized revenue amount received from customers. Advance from customers is recognized as (or when) the Group performs under the contract. During the years ended December 31, 2021, 2020 and 2019, the Group recognized $1,377, $17,161 and $8,159 as revenue that was included in the balance of advance from customers at January 1, 2021, 2020 and 2019, respectively.

(s) Warranties

Workmanship Warranty for roofing and solar energy systems installation

For the revenue from roofing and solar energy systems installation in the United States, the Group provides a workmanship warranty for 10 years to cover the quality of the Group’s service. The warranty is designed to cover service defects and damages to customer properties caused by the Group’s installation of the solar energy systems or roofing service. The 10-year warranty is consistent with the term provided by competitors and is provided by the Group to remain market competitive. The Group determined that its 10-year workmanship warranty constitutes an assurance-type warranty and should continue to be accounted for under ASC 460 - Guarantees, instead of a service-type warranty which should be accounted for under Topic 606. Based on historical experience and projections of warranty claims, and estimated replacement costs, the Group currently provides a reserve for the workmanship warranty based on 1% of sales of roofing and solar energy system installation, to be periodically adjusted based on historical actual workmanship warranty expenses. The Group’s product warranty liability was $268 as of December 31, 2021.

Product Warranty for products used in roofing and solar energy systems installation

The Group purchases products like panels and batteries from third-party manufacturers, sometimes with its “Solar4America” label and delivers the products together with its installation service. The Group receives product warranty from the manufactures and transfers the product warranty to the clients in the builder or home improvement contracts. The product manufacturers will service their warranties by repairing or replacing the products. The workmanship warranty does not include the product warranties (panels and inverters) which are covered directly by the manufacturers.

Product Warranty for vehicles or components

The Group provides warranties on all vehicles or components sold in addition to pass through warranties from third party component suppliers. The Group accrues a warranty reserve for the products sold by the Group, which includes the Group’s best estimate of the projected costs to repair or replace items under warranties. These estimates are based on actual claims incurred to date and an estimate of the nature, frequency and costs of future claims. These estimates are inherently uncertain given the Group’s relatively short history of sales, and changes to the Group’s historical or projected warranty experience may cause material changes to the warranty reserve in the future. The Group considers the warranty provided is not providing incremental service to customers rather an assurance to the quality of the vehicle, and therefore is not a separate performance obligation and should be accounted for in accordance with ASC 460 - Guarantees. Warranty expense is recorded as a component of cost of sales in the consolidated statements of operations. The balance of warranty reserves was $360 and $529 as of December 31, 2021 and December 31, 2020, respectively.

(t)	Cost of Revenues

Cost of sale of PV components is mainly from direct purchase price of PV components. Cost of revenue from roofing and solar energy systems installation include all direct material, labor and indirect costs related to contract performance, such as indirect labor, utility and truck rental. Costs of electricity revenue with PPAs include depreciation of solar power project assets and costs associated with operation and maintenance of the project assets. Cost of sale of PV project assets and pre-development solar projects include all direct material, labor, subcontractor cost, land use right fee, and those indirect costs related to contract performance, such as indirect labor, supplies and tools. Costs of bitcoin mining include depreciation of bitcoin miners and hosting service fee. Cost of other revenue contains: 1) Cost of sales of EV includes direct parts, material and labor costs, manufacturing overheads, and shipping and logistics costs; 2) Cost of leasing of EV includes the depreciation of operating lease vehicles over the lease term and other leasing related charges including vehicle insurance and upfront leasing costs; 3) Cost of bitcoin mining equipment sales and hosting service include direct purchase of mining equipment, electricity fee and other indirect expense; 4) Cost of sale of Alfalfa hay is mainly the purchase price of raw materials.

(u)	Share-based Compensation

The Group’s share-based payment transactions with employees, such as restricted shares and share options, are measured based on the grant-date fair value of the equity instrument issued. The fair value of the award is recognized as compensation expense, net of estimated forfeitures, over the period during which an employee is required to provide service in exchange for the award, which is generally the vesting period.

(v)	Derivative Instruments

The Group evaluates its convertible debt to determine if the contract or embedded component of the contract qualifies as derivatives to be separately accounted for in accordance with ASC 480, “Distinguish by Liabilities from Equity”, and ASC 815, “Derivatives and Hedging”. The result of this accounting treatment is that the fair value of the embedded derivative, if required to be bifurcated, is marked-to-market at each balance sheet date and recorded as a liability. The change in fair value is recorded in the consolidated statement of operations. Upon conversion or exercise of a derivative instrument, the instrument is marked to fair value at the conversion date and then that fair value is reclassified to equity.

(w)	Capitalized Interest

The Group’s policy is to capitalize interest cost incurred on debt during the construction of major projects exceeding three months. There was no interest capitalized during the years ended December 31, 2021, 2020 and 2019.

(x)	Segment Reporting

Operating segments are defined as components of a Group which separate financial information is available that is evaluated regularly by the operating decision maker in deciding how to allocate resources and assessing performance. The Group’s chief operating decision maker (“CODM”) is the Chairman of Board of Directors and Chief Executive Officer, Mr. Xiaofeng Peng. Based on the financial information presented to and reviewed by the CODM, the Group has determined that it had a single operating and reporting segment for the years ended December 31, 2020 and 2019.

With the expansion and development of the Group’s businesses, it divided its operations into three operating segments including EV business, renewable energy solutions business and solar projects development business and its remaining businesses are combined and disclosed as “Others”, starting from the year ended December 31, 2021, to better align with the Group’s strategic development plan.

The Group’s EV business generates revenue from sales and leasing of EV, renewable energy solutions business generated revenue from sale of PV components and providing roofing and solar energy systems installation service, and solar projects development business generated revenue from developing and selling or owning and operating solar projects which sell electricity to the grid in multiple countries. The Group’s CODM evaluates segment performance based on the measures of revenues, costs of sales and gross profit (loss).

The Group has reflected this change in all historical periods presented. See Note 26 for financial information by segment.

(y)	Net Loss Per Share

Basic loss per share is computed by dividing net loss attributable to ordinary shareholders by the weighted average number of ordinary shares outstanding for the period. Diluted loss per share is calculated by dividing net loss attributable to ordinary shareholders as adjusted for the effect of dilutive ordinary equivalent shares, if any, by the weighted average number of ordinary and dilutive ordinary equivalent shares outstanding during the period. Potentially dilutive shares are excluded from the computation if their effect is anti-dilutive.

(z)	Accumulated Other Comprehensive Income (Loss)

The components of other comprehensive income or loss consist solely of foreign currency translation adjustments.

(aa)	Commitments and Contingencies

Liabilities for loss contingencies arising from claims, assessments, litigation, fines, and penalties and other sources are recorded when it is probable that a liability has been incurred and the amount can be reasonably estimated. If a potential material loss contingency is not probable but is reasonably possible, or is probable but cannot be estimated, then the nature of the contingent liability, together with an estimate of the range of possible loss if determinable and material, is disclosed. Legal costs incurred in connection with loss contingencies are expensed as incurred.

(ab)	Leases

The Group adopted Leases (ASC Topic 842), using the modified retrospective transition method effective January 1, 2019. The Group categorizes leases with contractual terms longer than twelve months as either operating or finance lease. The Group has no finance leases for any of the periods presented.

Right-of-use (“ROU”) assets represent the Group’s rights to use underlying assets for the lease term and lease liabilities represent the Group’s obligation to make lease payments arising from the lease. Lease liabilities are recognized at the present value of the future lease payments at the lease commencement date and ROU assets are recognized at amount of lease liabilities and any prepaid lease payments. The interest rate used to determine the present value of the future lease payments is the Group’s incremental borrowing rate because the interest rate implicit in the leases is not readily determinable. The incremental borrowing rate is estimated to approximate the interest rate on a collateralized basis with similar terms and payments, and in economic environments where the leased asset is located. The lease terms include periods under options to extend or terminate the lease when it is reasonably certain that the Group will exercise that option. The Group generally uses the base, non-cancelable, lease term when determining the ROU assets and liabilities.

Lease expense for lease payments is recognized on a straight-line basis over the lease term. The Group determines if an arrangement is a lease at inception. The lease payments under the lease arrangements are fixed. Non-lease components include payments for building management, utilities and property tax. It separates the non-lease components from the lease components to which they relate.

(ac)	Sale of Ordinary Shares and Warrant

In connection of the issuance of ordinary shares, the Group may issue options or warrants to purchase ordinary shares. Warrants classified as equity are initially recorded at fair value and subsequent changes in fair value are not recognized as long as the warrants continue to be classified as equity.

(ad)	Recent Accounting Pronouncements

Recently Adopted Accounting Standards

In December 2019, the FASB issued ASU No. 2019-12, Income taxes (Topic 740), Simplifying the Accounting for Income Taxes. This guidance amends ASC Topic 740 and addresses several aspects including 1) evaluation of step-up tax basis of goodwill when there is not a business combination, 2) policy election to not allocate consolidated taxes on a separate entity basis to entities not subject to income tax, 3) accounting for tax law changes or rates during interim periods, 4) ownership changes from equity method investment to subsidiary or vice versa, 5) elimination of exception to intraperiod allocation when there is gain in discontinued operations and a loss from continuing operations, 6) treatment of franchise taxes that are partially based on income. The standard is effective for interim and annual periods beginning after December 15, 2020. The adoption of ASU No. 2019-12 did not have a material impact on the Group’s consolidated financial statements.

In January 2017, the FASB issued ASU 2017-04, Intangibles (Topic 350): Goodwill and Other. This ASU simplifies the accounting for goodwill impairment and removes Step 2 of the goodwill impairment test. Goodwill impairment will be the amount by which a reporting unit’s carrying value exceeds its fair value limited to the total amount of goodwill allocated to that reporting unit. Entities will continue to have the option to perform a qualitative assessment to determine if a quantitative impairment test is necessary. The ASU is effective for interim and annual periods beginning after December 15, 2021, with early adoption permitted. The Group adopted this ASU from January 1, 2021, and the adoption did not have a material impact on its consolidated financial statements and related disclosures.

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments — Credit Losses (Topic 326), Measurement of Credit Losses on Financial Instruments, which amends the current accounting guidance and requires the measurement of all expected losses based on historical experience, current conditions and reasonable and supportable forecasts. For trade receivables, loans, and other financial instruments, the Group will be required to use a forward-looking expected loss model that reflects losses that are probable rather than the incurred loss model for recognizing credit losses. The standard became effective for interim and annual periods beginning after December 15, 2019. Application of the amendments is through a cumulative- effect adjustment to retained earnings as of the effective date. The adoption did not have a material impact on its consolidated financial statements.

Accounting Pronouncements Issued But Not Yet Adopted

In November 2021, The FASB issued ASU No. 2021-10, Government Assistance (Topic 832), Disclosures by Business Entities about Government Assistance. This guidance requires business entities to make annual disclosures about transactions with a government (including government assistance) they account for by analogizing to a grant or contribution accounting model (e.g., IAS 20, Accounting for Government Grants and Disclosure of Government Assistance). The required disclosures include the nature of the transaction, the entity’s related accounting policy, the financial statement line items affected and the amounts reflected in the current period financial statements, as well as any significant terms and conditions. An entity that omits any of this information because it is legally prohibited from being disclosed needs to include a statement to that effect. The guidance is effective for financial statements issued for annual periods beginning after December, 15 2021, and early adoption is permitted. The Group concludes that there is no material impact on its consolidated financial statements.

The Group does not believe other recently issued but not yet effective accounting standards, if currently adopted, would have a material effect on the consolidated financial position, statements of operations and cash flows.

4.	Disposition of Italy Subsidiaries

On September 23, 2019, the Group entered into a sale and purchase agreement with a third party buyer, Theia Investments (Italy) S.r.l. (“Theia”), to sell all the shares it held in SUN ROOF II S.r.l (“SR II”) and SUN ROOF V S.r.l. (“SR V”) for a consideration of $2,802 and $2,014, respectively. The sale of both SR II and SR V were completed on September 26, 2019. The Group derecognized all the assets, liabilities and equity components of SR II and SR V and recognized a loss of $481 on disposal of SR II and a gain of $96 on disposal of SR V which are included in other income (expense) – others in the consolidated statements of operations.

On March 9, 2020, the Group closed the sale of all shares it held in SUN ROOF I S.r.l (“SR I”), a 479 kWp rooftop solar project located in Aprilia, Italy, that has been in operation since 2012. The sale price was $1,211 (EUR 1,113) before transaction fees. The Group derecognized all the assets, liabilities and equity components of SR I and recognized a loss of $32 on disposal of SR I, which are included in other income (expense) – others in the consolidated statements of operations.

5.	Acquisitions

Acquisition of Phoenix

On November 12, 2020, the Group completed the acquisition of 100% equity interest of Phoenix for total consideration of $9,033 in the form of issued and unissued ordinary shares, valued at $7.87 per share, subject to certain adjustments. The total consideration composed of 1,147,793 ordinary shares: 934,720 number of shares issued to the seller, 98,303 number of holdback shares which will be issued in one year after acquisition date, and 114,770 number of shares for employee incentive plan, which are non-forfeitable shares and will be issued to employees in six months after acquisition date. Phoenix is an electric drivetrain manufacturer for medium-duty commercial vehicles and final stage manufacturer that integrates its drivetrains into these vehicles.

The Group accounted the acquisition using the purchase method of accounting under ASC 805, Business Combinations. The Group made estimates and judgments in determining the fair value of acquired assets and liabilities, based on management’s experiences with similar assets and liabilities. As of November 12, 2020, the allocation of the purchase price is as follows:

Identifiable assets acquired and liabilities assumed
Cash	$228
Account and other receivables	1,092
Inventories	1,565
Property and equipment	2,864
Identifiable intangible assets	3,043
Prepaid expenses and other assets, current and non-current	537
Accounts payables	(1,449)
Accrued and other liabilities	(2,908)
Other long-term liabilities	(210)
Identifiable assets acquired and liabilities assumed (a)	4,762
Consideration (b)	9,033
Goodwill (b-a) *	$4,271

The excess of the purchase price over the tangible assets and identifiable intangible assets acquired reduced by liabilities assumed was initially recorded as goodwill and the goodwill is not deductible for tax purposes.

During the one-year measurement period since the acquisition date, the Group adjusted the fair value of the assets acquired and liabilities assumed, with the offset recorded as a $351 decrease to goodwill. These adjustments were made as we obtained new information about facts and circumstances that existed as of the acquisition date that, if known, would have affected the measurement of the amounts recognized as of that date.

Neither the results of operations since the acquisition date nor the pro forma results of operations of Phoenix were presented because the effect of the business combination was not significant to the Group’s consolidated results of operations.

Purchase agreements with Thermi Taneo Venture Capital Fund

On September 20, 2017, the Group entered into a Framework Share Purchase Agreement with Thermi Taneo Venture Capital Fund (“Thermi”) to expand the Group’s business in Europe and also to settle the Group’s EPC receivable from Thermi. Pursuant to the Framework Share Purchase Agreement, the Group agreed to purchase 100% equity interest in Heliohrisi S.A. (“Heliohrisi”) Heliostixio S.A. (“Heliostixio”) and Thermi Sun S.A. (“Thermi Sun”) from Thermi, among which acquisition of Heliostixio has been completed as of December 13, 2017 and other acquisitions are as below:

(1)	Acquisition of Heliohrisi S.A

On March 20, 2019, the Group entered into a Share Purchase Agreement (“Heliohrisi Purchase Agreement”) with Thermi and purchased 100% equity interest of Heliohrisi. Heliohrisi is a Group located in Greece, with a solar photovoltaic project of 1.99 MW peak capacity. The solar photovoltaic facility began commercial operation in July 2012. The output of the plant is contracted under a 27-year PPA which began on the commercial operation date.

The cash consideration for acquiring Heliohrisi is $4,013 which have been fully paid as of December 31, 2019. There is no noncash or contingent consideration. The acquisition is accounted as an asset acquisition according to ASC 805 since substantially all the fair value of the gross assets acquired is concentrated in a single identifiable asset. The difference of consideration below fair value of the assets acquired of $4,190 was allocated to property and equipment.

(2)	Acquisition of Thermi Sun S.A.

On November 1, 2019, the Group entered into a Share Purchase Agreement (“Thermi Sun Purchase Agreement”) with Thermi and purchased 100% equity interest of Thermi Sun. Thermi Sun is a Group located in Greece, with two solar photovoltaic project of totally 4.4 MW peak capacity. The solar photovoltaic facility began commercial operation in July 2012. The output of the plant is contracted under a 27-year PPA which began on the commercial operation date.

The cash consideration for acquiring Thermi Sun is $8,476 which have been fully paid as of December 31, 2019. There is no noncash or contingent consideration. The acquisition is accounted as an asset acquisition according to ASC 805 since substantially all the fair value of the gross assets acquired is concentrated in a single identifiable asset. The excess of consideration over the fair value of the assets acquired of $8,432 was allocated to property and equipment.

Purchase agreements with Petersen-Dean, Inc. (“PDI”)

Petersen-Dean, Inc. (“PDI”) specialized in residential roofing and solar installations and went bankruptcy in late 2020. On January 6, 2021 and February 25, 2021 respectively, SJ US participated in two of court auctions and emerged as the highest bidder for two asset packages, one for PDI’s consumer contracts and one for all remaining operating assets in the final auction, with total consideration of $7,239 including cash consideration of $7,725, transaction costs of $278 and assumed liability of $11,000, net off by accounts receivables pledged for the liability with net balance of PDI of $11,764. Assumed liability represents that SJ US has agreed to assume up to $11,000 of outstanding balances under the PDI factoring facility with lender LSQ Funding Group L.C. (“LSQ”), which is pledged by the accounts receivable of PDI factored as of the acquisition date. SJ US is responsible to settle the remaining part of the facility if the collection of the factored accounts receivable is not able to cover the loan balance, and if there is any excess amount on the factored accounts receivable after the LSQ loan is fully repaid, remaining factored accounts receivable will be released to SJ US. The cash consideration has been fully paid as of December 31, 2021. The acquisition is accounted as an asset acquisition according to ASC 805 since the assets purchased does not meet the definition of a business.

6.	Accounts Receivable, Net

The accounts receivable, net as of December 31, 2021 and 2020 consisted of the following:

	December 31,	December 31,
	2021	2020
Accounts receivable	$25,419	$17,306
Less: Allowance for credit losses	(2,820)	(245)
Accounts receivable, net	$22,599	$17,061

The movements of allowance for credit losses are as follows:

	2021	2020	2019
Balance as of January 1	$245	$462	$633
Addition	2,760	187	101
Reversal	(25)	(12)	(225)
Written off	(150)	(396)	(45)
Foreign currency translation difference	(10)	4	(2)
Balance as of December 31	$2,820	$245	$462

On March 18, 2019, SJ Australia, entered into debtor finance agreements with Scottish Pacific (BFS) Pty Ltd. (“Scottish Pacific”), whereby Scottish Pacific provided SJ Australia invoice discounting facility (see Note 14). On February 26, 2021, SJ US entered into debtor finance agreements with LSQ, whereby LSQ provided SJ US invoice discounting facility (see Note 14). As of December 31, 2021 and 2020, all the outstanding accounts receivable of SJ Australia and SJ US was pledged to Scottish Pacific and LSQ for a total gross amount of $18,112 and $9,683, respectively.

7.	Inventories

Inventories as of December 31, 2021 and 2020 consisted of the following:

	December 31,	December 31,
	2021	2020
Finished goods	$17,108	$13,921
Goods in transit	2,846	1,045
Work in process	582	1,327
Raw materials	2,706	967
Total inventories	$23,242	$17,260

During the years ended December 31, 2021, 2020 and 2019, inventories were written down by $983, nil and $103, respectively, to reflect the lower of cost or net realizable value.

8.	Project Assets

Project assets as of December 31, 2021 and 2020 consist of the following:

	December 31,	December 31,
	2021	2020
Project assets completed for sale	$10,353	$1,554
Project assets under development	14,562	18,186
Total project assets	$24,915	$19,740
Current *	$8,946	$–
Noncurrent	$15,969	$19,740

* The current portion of the project assets represents the carrying value of projects that are expected to be sold within 1 year.

During the years ended December 31, 2021, 2020 and 2019, impairment losses of nil, nil and $2,455 were recorded for certain project assets held for development and sale, respectively. The impairment provided for the year ended December 31, 2019 is mainly for the project assets located in Japan.

During the years ended December 31, 2021, 2020 and 2019, the Group recognized total revenue from sales of PV project assets and sales of pre-development solar projects of $894, $19,901 and $6,728, respectively, and cost of nil, $16,454 and $7,703 were recognized accordingly.

9.	Prepaid Expenses and Other Current Assets, Net

Prepaid expenses and other current assets, net as of December 31, 2021 and 2020 consist of the following:

	December 31, 2021	December 31, 2020
Value-added tax recoverable, current	$–	$268
Deposit and prepayment for acquisitions, net of provision of $9,916 and $11,069, respectively	52	56
Other deposit and prepayment, net of provision of $648 and $841, respectively (a)	7,674	2,891
Other receivable, net of provision of $2,306 and $2,466, respectively (b)	1,858	1,803
Total prepaid expenses and other current assets, net	$9,584	$5,018

(a)	Other Deposit and Prepayment

Other deposit and prepayment as of December 31, 2021 primarily include: i) purchase deposit and rent deposit of $2,506 (December 31, 2020: $1,018); ii) prepayment made to vendors to purchase PV modules, raw materials and prepaid insurance expense of $5,166 (December 31, 2020: $1,088); iii) deposit made for PDI asset purchase of nil (December 31, 2020: $785).

(b)	Other receivable

Other receivable as of December 31, 2021 mainly included: operational fund lent to a third party, Tocoo Corporation with no interest bearing of $1,389 (December 31, 2020: $1,686).

10.	Intangible Assets, Net

Intangible assets, net as of December 31, 2021 and 2020 consisted of the following:

	Useful Life		Accumulated	Impairment
	(in months)	Gross	Amortization	Charge	Net
As of December 31, 2021

Patent	57	$2,700	$(2,700)	$–	$–
Customer Relationship	120	7,642	(5,193)	(1,519)	930
Tradename	60	1,400	(327)	–	1,073
Technology	60	1,574	(367)	–	1,207
Other	60-84	369	(146)	–	223
		$13,685	$(8,733)	$(1,519)	$3,433
As of December 31, 2020

Patent	57	$2,700	$(2,700)	$–	$–
Customer Relationship	120	4,625	(1,900)	(1,607)	1,118
Tradename	60	1,400	(47)	–	1,353
Technology	60	1,574	(52)	–	1,522
Other	84	168	(103)	–	65
		$10,467	$(4,802)	$(1,607)	$4,058

The customer relationship was mainly contributed by the acquisition of SJ Australia in May 2015 and assets purchased from PDI in February 2021(see note 5). The customer relationship with clients of SJ Australia was the key driver of the revenue, which were expected to bring further economic benefit to the Group’s business, the balance of SJ Australia is amortized over the useful life of 10 years. The customer relationship for SJ US mainly represented the customer contracts in process, the Company could continue the execution of the contracts to generate profit by inputting material and labor cost. As of December 31, 2021, all the contracts in process purchased have either been executed or forfeited, and the cost has been fully amortized during the year ended December 31, 2021.

The tradename and technology were contributed by the acquisition of Phoenix in the year of 2020. As tradename and technology were the key driver of the revenue for Phoenix, which were expected bring further economic benefit to the Group’s business. Therefore, the tradename and technology were separately identified as intangible assets on the acquisition date. The balances are amortized over the useful life of 5 years.

No impairment loss was provided for intangible assets for the years ended December 31, 2021, 2020 and 2019. Amortization expense for intangible assets was $3,931, $369 and $278 for the years ended December 31, 2021, 2020 and 2019, respectively.

As of December 31, 2021, the estimated future amortization expense related to intangible assets is as follows:

Year ending December 31,	USD
2022	$935
2023	935
2024	935
2025	628
2026 and thereafter	–
$3,433

11.	Property and Equipment, Net

Property and equipment, net as of December 31, 2021 and 2020 consisted of the following:

	December 31,	December 31,
	2021	2020
Photovoltaic solar systems	$34,487	$33,174
Computer equipment, bitcoin server	4,147	4,155
Furniture, fixtures and equipment	2,587	2,220
Automobile	4,722	6,040
Leasehold improvements	332	599
Plant Equipment	3,138	–
	49,413	46,188
Less: accumulated depreciation	(11,335)	(11,058)
	38,078	35,130
Less: impairment	(2,328)	(2,328)
	$35,750	$32,802

The costs of PV solar system include costs of acquiring permits, construction fees of PV solar system, costs of items installed in the PV solar system including solar panels, and other costs incurred that are directly attributable to getting the PV solar system ready for its intended use of grid connection with customer for supply of electricity. The computer equipment-bitcoin server has been sold in January 2022. Depreciation of property and equipment was $3,344, $3,200 and $1,981 for the years ended December 31, 2021, 2020 and 2019, respectively. Impairment loss on property and equipment of nil, nil and $2,235 for the years ended December 31, 2021, 2020 and 2019, respectively.

12.	Fair Value Measurement

As of December 31, 2020, the derivative liability was measured at fair value on a recurring basis in periods subsequent to their initial recognition using Binomial model, which were classified in Level 3 of the fair value hierarchy.

The Group identified derivative instruments arising from embedded conversion features in the convertible promissory note issued to Streeterville Capital, LLC (“Streeteryille”) (see Note 15). The following table presents the quantitative information about the Group’s Level 3 fair value measurements of derivative liability on a recurring basis in 2020, which utilize significant unobservable internally-developed inputs:

	Valuation techniques	Unobservable inputs	Range of rates
Derivative liability in 2020 related to Streeterville convertible bond	Binomial model	Expected term	0.84-1.00
		Risk-free interest rate	0.07%-0.12%
		Expected volatility	111.94%-119.90%
		Expected dividend yield	0

Derivative liability as of December 31, 2021 and 2020 is nil and $67 respectively, with the change in fair value of $67 and $496 recorded in the consolidated statements of operations for the years ended December 31, 2021 and 2020, respectively.

The following method and assumptions were used to estimate the fair value on a non-recurring basis as of December 31, 2020:

On December 7, 2020, the Group issued the shareholders share purchase warrants in a direct offering of ordinary shares (see Note 17). The warrants were valued at $19,013 using Binomial option pricing model. The following table presents the quantitative information about the Group’s Level 3 fair value measurements of warrants, which utilize significant unobservable internally-developed inputs:

	Valuation techniques	Unobservable inputs	Range of rates
Warrants issued with ordinary shares in 2020	Binomial model	Expected term Risk-free interest rate Expected volatility Expected dividend yield	5 years 0.58%-0.77% 82.20%-82.36% 0

Cash and cash equivalents, restricted cash, accounts receivable and payable, short term borrowings, accrued liabilities, advance from customers and other current liabilities — costs approximate fair value because of the short maturity period.

There have been no transfers between Level 1, Level 2, or Level 3 categories during the years ended December 31, 2021, 2020 and 2019.

13.	Accrued Liabilities

Accrued liabilities as of December 31, 2021 and 2020 are as follows:

	December 31, 2021	December 31, 2020
Other payable	$4,294	$3,787
Tax penalty payable (a)	2,780	2,780
Accrued expense	786	120
Other tax payables	1,086	972
Other accrual and payables	1,148	831
Total accrued liabilities	$10,094	$8,490

(a)	Tax Penalty Payable

The tax penalty payable as of December 31, 2021 and 2020, represented the accrued tax penalty and interest since the Group was late for filing the United States Federal and State income tax returns for the years ended December 31, 2017 and 2016. The Group recorded a tax penalty of $9,670 as of December 31, 2018 based on best estimation as the Group did not receive any result from the United States Internal Revenue Service (“IRS”) by then.

On May 27, 2019 and February 20, 2020, IRS issued a notice to the Group which assessed penalties for Federal income tax for the tax years ended December 31, 2017 and 2016 in the amount of $1,190 and $1,290 plus interest, respectively. Therefore, the Group reversed tax penalty payable of $6,890 for the year ended December 31, 2019 based on IRS notices for Federal income tax and the management reassessment for State income tax.

On September 6, 2021 the Group received another notice from IRS which assessed penalties for Federal income tax for the tax years ended December 31, 2017 in the amount of $1,193 plus interest. The Group assessed it as a substation for the original letter received in 2019 as they were for the same period with same principle penalty amount with different addressee, which changed from SPI Solar Inc., a subsidiary of the Group to SPI Energy Co. Ltd and Subsidiaries, thus no additional provision of penalty was made. As of the issuance date of the consolidated financial statements, the Group has not received the result of the tax penalty from IRS.

14.	Short-term Borrowings and Long-term Borrowings

	December 31, 2021	December 31, 2020
Debtor finance	$3,677	$2,789
Other short-term borrowings	5,111	204
Current portion of long-term borrowings	332	273
Total short-term borrowings and current portion of long-term borrowings	9,120	3,266

Long term bank borrowings	12,366	6,573
Other long-term borrowings	766	55
Total long-term borrowings	13,132	6,628
Less: current portion of long-term borrowings	(332)	(273)
Total long-term borrowings, excluding current portion	12,800	6,355
Total borrowings	$21,920	$9,621

As of December 31, 2021, the maturities of the long-term borrowings are as follows:

USD
2022	$332
2023	411
2024	470
2025	517
2026	5,656
Thereafter	5,746
$13,132

Debtor Finance

The Group’s subsidiary, SJ Australia, entered into debtor finance agreements with Scottish Pacific on March 18, 2018, whereby Scottish Pacific provided SJ Australia invoice discounting facility with a limit of $5,624, at service fee charge of 0.13% based on the invoices processed, and discount fee charge of margin percentage minus 0.59% (margin percentage is around 6.76% during 2021 and 2020) based on the average daily debtor finance balance. The accounts receivable collection of SJ Australia was automatically transferred to Scottish Pacific for the debtor finance repayment at the ending of each work day.

The Group’s subsidiary, SJ US, entered into debtor finance agreement with LSQ on February 24, 2021, whereby LSQ provided SJ US invoice discounting facility with a limit of $11,000, at funds usage daily fee of 0.0222% to 0.0333% per day based on the average amount of balance. LSQ shall maintain a reserve account from which to make advances to SJ US. Debtors of SJ US will pay directly to the account established by LSQ for repayment.

PPP Loan

On May 5, 2020, Phoenix was granted a loan from Zions Bancorporation, N.A. dba California Bank & Trust in the aggregate amount of $551, pursuant to the Paycheck Protection Program (the “PPP”) under Division A, Title I of the CARES Act, which was enacted on March 27, 2020 (the “PPP Loan”). The amount that will be forgiven will be calculated in part with reference to the Phoenix’s full time headcount during the eight week period following the funding of the PPP Loan. On October 21, 2020, Phoenix received approval from the lender for the formal forgiveness of the PPP Loan. As a result, a gain in the amount of $551 has been recognized in the consolidated statement of operations within other income for the year ended December 31, 2020. On January 24, 2021, Phoenix was granted a second PPP loan in the amount of $586 from the lender.

On April 8, 2020, SPI Solar Inc., a subsidiary of the Group, was granted a PPP loan in the amount of $163. On April 12, 2020, Knight Holding Corporation, another subsidiary of the Group, was granted a PPP loan in the amount of $42. Both of the loans were granted by East West Bank in the form of a promissory note with term of one year. The Group obtained approval of forgiveness these PPP loans and recognized gains in the total amount of $205 in the consolidated statement of operations within other income for the year ended December 31, 2021.

On May 18, 2021, SJ US was granted a PPP loan from East West Bank in the amount of $4,508, which was in the form of a promissory note, maturing on May 17, 2026. The Group submit the application for forgiveness in November 2021 and assessed that it qualified for the forgiveness the PPP loan.

All PPP loans are available to be used to pay for payroll costs, including salaries, commissions, and similar compensation, group health care benefits, and paid leaves, rent, utilities, and interest on certain other outstanding debt. All PPP loans bear interest at a rate of 1.00% per annum, payable monthly commencing on the date that is seven months after the date of the loan. The PPP loans may be prepaid at any time prior to maturity with no prepayment penalties.

EIDL Loan

On May 26, 2020, Phoenix was granted a loan from the U.S. Small Business Association in the aggregate amount of $150, pursuant to the Economic Injury Disaster Loan under Section 7(b) of the Small Business Act, as amended (the “EIDL Loan”).

The EIDL Loan, which was in the form of a promissory note (the “EIDL Note”) dated May 26, 2020 issued by the Phoenix, matures on May 26, 2050 and bears interest at a rate of 3.75% per annum, payable monthly commencing on May 26, 2021. The EIDL Note may be prepaid at any time prior to maturity with no prepayment penalties. Funds from the EIDL Note may only be used for working capital purposes to alleviate economic injury caused by disaster occurring in the month of January 31, 2020 and continuing thereafter cause by the coronavirus pandemic. Phoenix has used the entire EIDL Note amount for what management believes to be qualifying expenses.

EWB Loan

On February 24, 2021, SJ US was granted a loan from the East West Bank in the amount of $5,000 with a maturity date of February 23, 2022 (the “EWB loan”), at an interest rate of 3.25% per annum, which is secured by the deposit of $5,000 from SPI Group Holding Co., Ltd.

Long term bank borrowing

As of December 31, 2021, long term bank borrowings primarily represent: 1) a 10-year long term loan borrowed from Santander Bank in the amount of $5,918 (December 31, 2020: $6,217) with a maturity date of February 16, 2027, of which $4,426 is at interest rate of 3.96% per annum and $1,492 is at interest rate of 2.84% per annum, this loan is required to be repaid in installments. 2) On August 19, 2021, Ohau SPE 101-1 LLC entered into a loan agreement with East West Bank (“EWB”), whereby EWB provided $1,940 loan to Solarjuice American, with a maturity date of May 19, 2027, at an interest rate of the greater of (a) 3.05% and (b) the sum of the Prime Rate for such day minus 0.2%. 3) the PPP loan granted to SJ US from East West Bank in the amount of $4,508 with a maturity date of May 17, 2026.

The interest expense of bank loans were $1,214, $491 and $544 for the years ended December 31, 2021, 2020 and 2019. The average interest rate on short term borrowings was 9.02%, 5.30% and 7.97% per annum for the years ended December 31, 2021, 2020 and 2019, respectively.

15.	Convertible Bonds

	December 31, 2021	December 31, 2020
Brilliant King Group Limited (1)	$12,000	$12,000
Poseidon Sports Limited (1)	3,000	3,000
Magical Glaze Limited (2)	–	13,400
Vision Edge Limited (1)	20,000	20,000
Streeterville Capital, LLC (3)	13,603	1,973
Total convertible bonds, current	$48,603	$50,373

(1)	2014 and 2015 Convertible Promissory Note and Amendments

In December 2014 and June 2015, the Group entered into three convertible promissory note purchase agreements with Brilliant King Group Limited (“Brilliant King”), Poseidon Sports Limited (“Poseidon”) and Vision Edge Limited (“Vision Edge”), respectively whereby the Group agreed to sell and issue to these three investors convertible promissory notes in an aggregate principal amount of $35,000. The convertible notes bore no interest, and might be partially or wholly converted into shares of the Group’s ordinary shares at any time prior to maturity at the option of the investor.

The convertible promissory notes with Brilliant King and Poseidon were due and payable on June 11, 2016; the convertible promissory notes with Vision Edge was due and payable on June 29, 2016, the conversion option of these convertible bonds had expired after the due dates.

The Group defaulted the payment for all above outstanding convertible bonds of $35,000 in June 2016. The convertible notes bore no interest, and there were no default terms including default interest or penalty stated in the above convertible promissory notes. None of these bond holders has attempted any recourse for payment or conversion. While the Group has been in negotiations with these bond holders, no updated settlement arrangements have been reached.

(2)	Convertible Promissory Note and Amendment with Union Sky/ MGL

In December 2014, the Group entered into a convertible promissory note purchase agreement with Union Sky Holding Group Limited (“Union Sky”) whereby the Group agreed to sell and issue to the investor convertible promissory notes in an aggregate principal amount of $20,000. On June 29, 2018, the Group entered into an amendment agreement with Union Sky and Magical Glaze Limited (“MGL”), who are under common control. The amendment transferred all the rights and obligations of the convertible bond to MGL and the maturity date of the note was extended with the repayment of $6,600, $6,700 and $6,700 of the principal amount of the convertible bond and interest thereon due by December 2019, June 2020 and December 2020, respectively.

On October 7, 2020, the Group entered into another amendment agreement with MGL and the maturity date of the note was further extended with the repayment of $6,600 and $13,400 of the principal amount due by October 8, 2020 and March 31, 2021, respectively. The Group made $6,600 and $13,400 repayment on October 8, 2020 and March 31, 2021, respectively.

(3)	2020 and 2021 Convertible Promissory Note with Streeterville Capital, LLC

On November 3, 2020, the Group entered into a convertible promissory note purchase agreement with Streeterville Capital, LLC (the “2020 Note”), with an initial principal amount of $2,110. On February 1, 2021, June 9, 2021, September 30, 2021 and November 12, 2021, the Group furtherly entered into convertible promissory notes purchase agreement with Streeterville Capital, LLC with an aggregate principal amount of $16,840. (the “2021 Note”). Both 2020 Note and 2021 Note had a 12-month term and carried interest at 10% per annum. The Group’s obligations under the 2020 Note and 2021 Note may be prepaid at any time, provided that in such circumstance the Group would pay 115% of any amounts outstanding under the note and being prepaid. The note could be convertible into shares of the Group’s ordinary share at a conversion price of $26 per share for 2020 Note and $20 per share for 2021 Note at any time after the issuance date.

Streeterville Capital, LLC could redeem any portion of the note, at any time after six months from the issue date, subject to a maximum monthly redemption amount of $350 for 2020 Note and $700 for 2021 Note, the Group have the option to pay such redemptions in cash or the Group’s ordinary shares at the redemption conversion price, or by a combination thereof. The redemption conversion price for the 2020 Note should be the lesser of $26 or 80% of the lowest closing trade price during the ten trading days immediately preceding the applicable measurement date, while for 2021 Note should be the same with conversion price.

The Group determines that the redemption feature embedded within the 2020 Note meets the definition of a derivative and the Group estimates a fair value of the derivative liability using the Binomial Model at the date of issuance.

The Group recorded a total of $164 debt discount upon the issuance of 2020 Note, including the $54 fair value of the embedded derivative liability, $10 of direct transaction costs incurred, and $100 discount at issuance. Amortization of the debt discount was $136 and $28 for the years ended December 31, 2021 and 2020, respectively.

The Group recorded a total of $840 debt discount upon the issuance of 2021 Note, including $40 of direct transaction costs incurred, and $800 discount at issuance. Amortization of the debt discount was $403 for the year ended December 31, 2021.

As of December 31, 2021 and 2020, the carrying amounts of the Group’s convertible bonds are $48,603 and $50,373, net of unamortized debt discount of $438 and $137, respectively.

16.	Amount Due to an Affiliate

	December 31,	December 31,
	2021	2020
Amount due to an affiliate, current
Payment made by Sinsin on behalf of the Group	$10,603	$9,563
Borrowing from Sinsin, current (1)	–	193
Amount due to an affiliate, noncurrent
Borrowing from Sinsin, noncurrent (1)	–	832
Total amount due to an affiliate	$10,603	$10,588

____________________________

(1)	On February 20, 2019 and October 14, 2019, the Group borrowed $729 (EUR 650) and $1,308 (EUR 1,165) from Sinsin, with interest rates of 5% and 4.5% per annum, which will mature on December 31, 2024 and 2027, respectively. As of December 31, 2021, both of the loans have been repaid.

17.	Ordinary Shares

During the years ended December 31, 2021 and 2020, the Group issued 184,000 and nil restricted ordinary shares to core management members and other management, respectively (Note 19), and issued 25,000 and 109,500 ordinary shares due to exercise of employee share options, respectively.

The Group entered into a Secured Convertible Promissory Note with Iliad Research and Trading, L.P.(“ILIAD”) on May 28, 2019 with an initial principal amount of $1,335, ILIAD could redeem any portion of the note, at any time after six months from the issue date, subject to a maximum monthly redemption amount of $200, with the Group having the option to pay such redemptions in cash, the Group’s ordinary shares at the Redemption Conversion Price, or by a combination thereof. The Redemption Conversion Price should be the lesser of $10 or 80% of the lowest closing trade price during the ten trading days immediately preceding the applicable measurement date. During the year ended December 31, 2020, ILIAD converted $300 of the note into 216,344 ordinary shares. As of December 31, 2020, ILIAD Note was fully converted or redeemed.

On October 2, 2020, the Group entered into a securities purchase agreement with certain investors to sell 2,964,000 ordinary shares at a price of $5.4 per share, for total net proceed of $14,552, after deducting the placement agent’s fees and other expenses.

On December 7, 2020, the Group entered into a securities purchase agreement with certain investors to sell 3,495,000 ordinary shares for total net proceed of $32,258, after deducting the placement agent’s fees and other expenses, at a price equal to $10.02 per share. In connection with the offering, the Group also issued the holders one share purchase warrant for every ordinary share. The warrants are immediately exercisable upon issuance and expire five years after the issuance date. The warrant is recognized as an equity instrument, which is classified within equity as additional paid-in capital.

On November 12, 2020, the Group completed the acquisition of Phoenix and issued 934,720 shares of the Group’s ordinary share as part of the consideration.

On February 8, 2021, the Group issued 1,365,375 ordinary shares in a registered direct offering to certain institutional investors for a net proceeds of $13,591, after deducting direct offering cost, at a price of $10.79 per ordinary share.

During the year ended December 31, 2021, Streeterville Capital LLC converted $1,925 of the 2020 Note into 444,917 ordinary shares, and $2,450 of the 2021 Note into 630,252 ordinary shares (Note 15).

On August 30, 2018 when the Group disposed business in China, the Group granted Lighting Charm Limited options to purchase up to 1,000,000 of the Group’s ordinary shares with par value of $0.0001, with an exercise price of $3.82 per share. The options vested immediately and can be exercised at any time on or prior to August 21, 2021. In 2021, Lightning Charm Limited exercised 285,500 shares options.

On November 12, 2020, the Group completed the acquisition of 100% equity interest of Phoenix (Note 5), the consideration paid for the acquisition included 114,770 number of shares for employee incentive plan, which are non-forfeitable shares and would be issued to employees in six months after acquisition date. In July 2021, the Company issued 71,327 shares to Phoenix employees, after adjustment for the deduction of withholding tax.

On March 6, 2021, the Company issued 5,000 shares to Redchip Companies Inc. for payment of the service fee, the market price on the issuance date was $6.81.

18.	Noncontrolling Interests

In May 2020, the Group’s subsidiary, SJ Australia, issued its shares in accordance with its shareholders’ existing share proportion on pro rata basis, which the Group and the non-controlling shareholders of SJ Australia subscribed the shares and made capital investment of $996 and $249, respectively. The Group and the non-controlling shareholders own 80% and 20% equity interest of SJ Australia immediately before and after the subscription, with no change in the ownership percentage. As a result of the subscription, the Group recognized noncontrolling interest of $249 for the additional capital contribution made by the non-controlling shareholders.

On July 25, 2019, the Group purchased the 20% equity interest of SR II and 30% equity interest of SR V, subsidiaries of the Group in Italy, from Green Equity S.à r.l. (“Green Equity”), the non-controlling shareholder of SR II and SR V. The purchase price was totally $75, and the carrying amount of the noncontrolling interest of SR II and SR V was $1,213 as of the purchase date. Green Equity also waived the amount due from SR II and SR V of $1,140. Thus the Group derecognized the noncontrolling interest of $1,213, and the difference between the purchase price together with the debt forgiveness amount, and the carrying amount of noncontrolling interest was recorded in additional paid-in capital, which was $2,278.

19.	Share-based Compensation

During the years ended December 31, 2021, 2020 and 2019, the share-based compensation expense were $5,789, $315 and $821, respectively. The following table summarizes the consolidated share-based compensation expense, by type of awards:

	For the Years Ended
	December 31,	December 31,	December 31,
	2021	2020	2019
Employee stock options	$4,593	$315	$305
Restricted share grants	1,196	–	516
Total share-based compensation expense	$5,789	$315	$821

The following table summarizes the consolidated share-based compensation by line items:

	For the Years Ended
	December 31, 2021	December 31, 2020	December 31, 2019
General and administrative	$5,771	$296	$768
Sales, marketing and customer service	18	19	53
Total share-based compensation expense, net of nil income taxes	$5,789	$315	$821

As share-based compensation expense recognized in the consolidated statements of operations is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. Forfeitures are required to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.

Determining Fair Value

Valuation and Amortization Method —The Group estimates the fair value of service-based and performance-based stock options granted using the Black-Scholes option-pricing formula. The fair value is then amortized on a straight-line basis over the requisite service periods of the awards, which is generally the vesting period. In the case of performance-based stock options, amortization does not begin until it is determined that meeting the performance criteria is probable. Service-based and performance-based options typically have a ten-year life from date of grant and vesting periods of four years.

Expected Term —The Group’s expected term represents the period that the Group’s share-based awards are expected to be outstanding. For awards granted subject only to service vesting requirements, the Group utilizes the simplified method for estimating the expected term of the share-based award, instead of historical exercise data. For its performance-based awards, the Group has determined the expected term life to be 6.25 years based on contractual life and the seniority of the recipient.

Expected Volatility —The Group uses historical volatility of the price of its ordinary shares to calculate the volatility for its granted options.

Expected Dividend —The Group has never paid dividends on its ordinary shares and currently does not intend to do so, and accordingly, the dividend yield percentage is zero for all periods.

Risk-Free Interest Rate — The Group bases the risk-free interest rate used in the Black-Scholes valuation model upon the implied yield curve currently available on U.S. Treasury zero-coupon issues with a remaining term equal to the expected term used as the assumption in the model.

Assumptions used in the determination of the fair value of share-based payment awards using the Black-Scholes model for stock option grants were as follows:

(a)       2015 Equity Incentive Plan

	For the Years Ended
	December 31, 2021	December 31, 2020	December 31, 2019
Expected term	6.25	6.25	6.25
Risk-free interest rate	0.11%-0.16%	0.07%-0.09%	1.55%-2.51%
Expected volatility	713%-719%	537%-762%	575%-605%
Expected dividend yield	0%	0%	0%

(b)       2021 Omnibus Equity Incentive Plan

	For the Years Ended
	December 31, 2021	December 31, 2020	December 31, 2019
Expected term	1-3 years	–	–
Risk-free interest rate	1.52%	–	–
Expected volatility	64.4% to 69.0%	–	–
Expected dividend yield	0%	–	–

(c)       2021 SolarJuice Equity Incentive Plan

	For the Years Ended
	December 31, 2021	December 31, 2020	December 31, 2019
Expected term	3 years	–	–
Risk-free interest rate	1.52%	–	–
Expected volatility	45.3%	–	–
Expected dividend yield	0%	–	–

Equity Incentive Plan

(a)       2015 Equity Incentive Plan

On May 8, 2015, the Group adopted the 2015 Equity Incentive Plan (the “2015 Plan”) which permits the Group to grant stock options to directors, officers or employees of the Group or others to purchase shares of Ordinary Stock of the Group through awards of incentive and nonqualified stock options (“Option”), Restricted Stock or Unrestricted Stock and stock appreciation rights (“SARs”) which was approved by the shareholders. The total number of shares which may be issued under the 2015 Plan is 9% of the number of outstanding and issued ordinary shares of the Group. The Option Price per Share shall be determined by the compensation committee of the Board (“Compensation Committee”), unless expressly approved by the Compensation Committee, shall not be less than 100% of the fair market value of the shares on the date an Option is granted. In the year ended December 31, 2021, the Group granted 969,000 options under the 2015 Plan with weighted-average grant-date fair value of $6.93 per share.

During the years ended December 31, 2021, 2020 and 2019, the Board of Directors approved the grants of Restricted Stock Units (“RSUs”) to core management members and other management, pursuant to the terms of the 2015 Plan. The total number of RSUs granted were 184,000, nil and 107,000 shares, respectively. The RSUs are 100% vested at the grant date for all the grants. The Group used the market price of its shares at grant date as the fair value of the RSUs in calculating the share based compensation expense.

Total intrinsic value of options exercised for the years ended December 31, 2021 and 2020 under the 2015 Plan were $1 and $520, respectively.

The following table summarizes the Group’s stock option activities:

	Shares	Weighted-Average Exercise Price Per Share	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value ($000)
Outstanding as of January 1, 2019	260,200	212	8.59	$–
Granted	65,000	3
Exercised	–	–
Forfeited/expired	(70,000)	4
Outstanding as of December 31, 2019	255,200	19	6.70	$–
Granted	300,000	9
Exercised	(109,500)	4
Forfeited/expired	(56,800)	27
Outstanding as of December 31, 2020	388,900	11	7.52	$486
Granted	969,000	7
Exercised	(25,000)	4
Forfeited/expired	(117,000)	10
Outstanding as of December 31, 2021	1,215,900	8	9.04	$82

Exercisable as of December 31, 2021	113,900	16	7.45	$27
Non-vested as of December 31, 2021	1,102,000	7	9.21	$55

The following table presents the exercise price and remaining life information for options exercisable at December 31, 2021:

Range of exercise price	Shares Exercisable	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Aggregate Intrinsic ($000)
$118 - $172	1,000	3.17	$172.00	–
$40 - $117	12,600	4.41	$62.04	–
$3 - $39	87,800	7.88	$9.23	1
$1-$2	12,500	7.85	$1.61	26
	113,900			27

The following table presents a summary of the restricted stock awards:

	Number of Shares	Weighted Average Grant-Date Fair Value
Outstanding at January 1, 2019	1,250	$185
Granted	107,000	$3
Vested	(108,250)	$5
Restricted stock units at December 31, 2019	–	–
Granted	–	–
Vested	–	–
Restricted stock units at December 31, 2020	–	–
Granted	184,000	$6.34
Vested	(184,000)	$6.34
Restricted stock units at December 31, 2021	–	–

(b)       2021 Equity Incentive Plan of Phoenix

On January 24, 2021, Phoenix has adopted the 2021 Equity Incentive Plan (the “2021 Plan”) which permits the Phoenix to grant stock options to directors, officers or employees of Phoenix or others to purchase shares of common stock of Phoenix through awards of incentive and nonqualified stock options (“Option”). The total number of shares may be issued under the 2021 Plan is 9% of the number of issued and outstanding common stocks of Phoenix. During the year ended December 31, 2021, 2,040,500 options were granted to a group of managements and employees of Phoenix, which are subject to an annual vesting schedule that vests 25% of granted options over the next four years. The exercise price is $1.72 per share and the weighted average option fair value as of the grant day is $0.44 per share.

The following table summarizes the Phoenix’s stock option activities:

	Shares	Weighted-Average Exercise Price Per Share	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value ($000)
Outstanding as of December 31, 2020	–	–	–	$–
Granted	2,040,500	$1.72
Exercised	–
Forfeited/expired	(354,000)	$1.72
Outstanding as of December 31, 2021	1,686,500	$1.72	9.45	$3,204
Exercisable as of December 31, 2021	–
Non-vested as of December 31, 2021	1,686,500	$1.72	9.45	$3,204

(c)       2021 SolarJuice Equity Incentive Plan

On May 17, 2021, options to purchase 6,117,160 ordinary shares of SJ Cayman at an exercise price of $0.48 per share were granted to employees of SJ Group, which are subject to a vesting schedule that vests 25% of granted options per year over the next four years. The fair value of the options as of the grant day is $0.43 per share and the purpose for the grant is for compensation and incentive to these employees for their service to SJ Group.

The following table summarizes the SJ Group’s stock option activities:

	Shares	Weighted-Average Exercise Price Per Share	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value ($000)
Outstanding as of December 31, 2020	–	–	–	$–
Granted	6,117,160	$0.48
Exercised	–
Forfeited/expired	(1,652,860)	$0.48
Outstanding as of December 31, 2021	4,464,300	$0.48	9.44	$1,607

Vested and exercisable as of December 31, 2021	–
Non-vested as of December 31, 2021	4,464,300	$0.48	9.44	$1,607

Other Stock-based Compensation

On January 24, 2021, an option to purchase 1,050,000 fully vested common stocks of Phoenix at an exercise price of $1.29 per share was granted to Mr. Xiaofeng Denton Peng, the chairman of the board of directors of the Group. The grant of options is a special one-time award in recognition of his work done related to the acquisition. The options are valued at $0.04 per share using the weighted average of the values under guideline public company method and transaction method, and apply a discount for marketability to come up with the fair value.

On February 28, 2021, options to purchase 6,000,000 fully vested ordinary shares of SJ Cayman at an exercise price of $0.48 per share were granted to Mr. Xiaofeng Denton Peng, the chairman of the board of directors of the Group. The option fair value as of the grant day is $0.43 per share and the purpose for the grant is in recognition of his past service for SJ Cayman and its subsidiaries.

There were no changes to the contractual life of any fully vested options during the years ended December 31, 2021, 2020 and 2019. As of December 31, 2021, there were $4,221 of unrecognized share-based compensation expenses related to the share options granted. The expenses are expected to be recognized over a weighted-average period of 3.3 years.

20.	Income Taxes

Loss before provision for income taxes is attributable to the following geographic locations for the years ended December 31:

	2021	2020	2019
United States	$(45,860)	$(7,525)	$(4,926)
Foreign Countries	2,480	1,718	(10,130)
	$(43,380)	$(5,807)	$(15,056)

The provision for income taxes consists of the following for the years ended December 31:

	2021	2020	2019
Current tax:
Federal tax	$–	$–	$–
State tax	4	12	7
Foreign countries	1,672	827	275
Total current tax	1,676	839	282
Deferred tax:
Federal tax	$–	(22)	(9)
State tax	–	–	(4)
Foreign countries	(222)	(359)	(177)
Total deferred tax	(222)	(381)	(190)
Total provision for income taxes	$1,454	$458	$92

The reconciliation between the actual income tax expense and income tax computed by applying the statutory U.S. Federal income tax rate for the years ended December 31 is as follows:

	2021	2020	2019
Provision for income taxes at U.S. Federal statutory rate	$(9,110)	$(1,219)	$(3,161)
State taxes, net of federal benefit	(10)	(411)	(944)
Foreign taxes at different rate	869	458	314
Non-deductible expenses	12	211	(936)
Tax law changes	–	–	–
Valuation allowance	9,645	2,150	6,463
Other	(82)	(743)	(209)
Disposition of subsidiaries	–	–	–
Share Based Compensation	130	12	12
Gain on debt modification	–	–	–
Reversal of tax penalty	–	–	(1,447)
Total provision for income taxes	$1,454	$458	$92

Deferred income taxes reflect the net tax effects of loss carry forwards and temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Group’s deferred tax assets and liabilities for federal, state and foreign income taxes are as follows at December 31 are presented below:

	2021	2020
Deferred tax assets:
Net operating loss carry forwards	$86,624	$78,319
Temporary differences due to accrued warranty costs	103	138
Investment in subsidiaries	4,459	4,459
Credits	16	16
Allowance for bad debts	2,076	1,545
Fair value adjustment arising from subsidiaries acquisition	30	29
Stock compensation	1,861	820
Unrealized loss on derivatives	5,095	5,109
Unrealized investment loss	3,407	4,390
Impairment of property and equipment, and project assets	541	541
Other temporary differences	7,726	6,841
Valuation allowance	(111,770)	(102,125)
Total deferred tax assets	168	82
Deferred tax liabilities:
Fair value adjustment arising from subsidiaries acquisition	(2,970)	(3,966)
Other	–	–
Total deferred tax liabilities	(2,970)	(3,966)
Net deferred tax liabilities	$(2,802)	$(3,884)

As of December 31, 2021, the Group had a net operating loss carry forward for federal income tax purposes of approximately $361,269 which will start to expire in the year 2029. The Group had a total state net operating loss carry forward of approximately $128,485, which will start to expire in the year 2022. The Group has foreign net operating loss carry forward of $14,713, some of which begin to expire in 2022. The Group had a federal AMT credit of $16, which does not expire.

Utilization of the federal and state net operating losses is subject to certain annual limitations due to the “change in ownership” provisions of the Internal Revenue Code of 1986 and similar state provisions. However, the annual limitation may be anticipated to result in the expiration of net operating losses and credits before utilization.

The Group recognizes deferred tax assets if it is more likely than not that those deferred tax assets will be realized. Management reviews deferred tax assets periodically for recoverability and makes estimates and judgments regarding the expected geographic sources of taxable income in assessing the need for a valuation allowance to reduce deferred tax assets to their estimated realizable value. Realization of the Group’s deferred tax assets is dependent upon future earnings, if any, the timing and amount of which are uncertain. Because of the Group’s lack of earnings history, the net deferred tax assets have been fully offset by a valuation allowance in the U.S. The valuation allowance increased by $9,645, $2,150 and $6,453 during the years ended December 31, 2021, 2020 and 2019, respectively.

The Group had no unrecognized tax benefits as of December 31, 2021 and 2020, respectively. The Group currently files income tax returns in the U.S., as well as California, Hawaii, New Jersey, and certain other foreign jurisdictions. The Group is currently not the subject of any income tax examinations. The Group’s tax returns generally remain open for tax years after 2011.

The Group has analyzed the impact of adopting ASC 606 on the Group's financial statements and disclosures. There is no material impact on the financial statements of adopting ASC 606. Therefore, there is no material tax impact either.

The Coronavirus Aid, Relief and Economy Security (CARES) Act (“the CARES Act, H.R. 748”) was signed into law on 27 March 2020. The CARES Act temporarily eliminates the 80% taxable income limitation (as enacted under the Tax Cuts and Jobs Act of 2017) for NOL deductions for 2018-2020 tax years and reinstated NOL carrybacks for the 2018-2020 tax years. Moreover, the CARES Act also temporarily increases the business interest deduction limitations from 30% to 50% of adjusted taxable income for the 2019 and 2020 taxable year. Lastly, the Tax Act technical correction classifies qualified improvement property as 15-year recovery period, allowing the bonus depreciation deduction to be claimed for such property retroactively as if it was included in the Tax Act at the time of enactment. The company does not anticipate a material impact on its financial statements as of December 31, 2021 due to the recent enactment.

21.	Net Loss Per Share

As a result of the net loss for the years ended December 31, 2021, 2020 and 2019, there is no dilutive impact to the net loss per share calculation for the period.

The following table presents the calculation of basic and diluted net loss per share:

	December 31,	December 31,	December 31,
	2021	2020	2019
Numerator:
Net loss attributable to shareholders of SPI Energy Co., Ltd.	$(45,491)	$(6,515)	$(15,258)
Denominator:
Weighted-average number of ordinary shares-basic and diluted	24,192,815	15,907,144	12,733,062
Basic and diluted net loss per share	$(1.9)	$(0.4)	$(1.2)

For the years ended December 31, 2021, 2020 and 2019, the following securities were excluded from the computation of diluted net loss per share as inclusion would have been anti-dilutive.

	For years ended December 31,
	2021	2020	2019
Share options and non-vested restricted stock	53,300	14,158	255,200
Convertible bonds (Note 15)	702,000	392,992	598,580
Committed shares (Note 5)	–	213,073	–
Total	755,300	620,223	853,780

22.	Leases

The Group has operating leases for its PV stations and office facilities. The Group's leases have remaining terms of less than one year to approximately twenty years. Leases with an initial term of 12 months or less are not recorded on the balance sheet; the Group recognizes lease expense for these leases on a straight-line basis over the lease term. The operating lease expenses were $1,772, $876 and $1,080 for the years ended December 31, 2021, 2020 and 2019, respectively.

Maturities of operating lease liabilities as of December 31, 2021 were as follow:

Maturity of Lease Liabilities	Operating Leases
2022	$2,305
2023	2,173
2024	2,208
2025	2,162
2026	2,278
Thereafter	10,502
Total lease payments	21,628
Less: interest	(7,755)
Present value of lease payments	$13,873
Operating lease liabilities, current	$1,351
Operating lease liabilities, noncurrent	$12,522

Supplemental information related to operating leases was as follows:

	For the years ended December 31,
	2021	2020
Cash paid for amounts included in the measurement of lease liabilities	$1,772	$667
New operating lease assets obtained in exchange for operating lease liabilities	$8,502	$5,280

As of December 31, 2021 and 2020, the operating leases had a weighted average remaining lease term of 12.3 years and 20.8 years, respectively, and a weighted average discount rate of 6.16% and 6.16%, respectively.

23.	Commitments and Contingencies

(a)	Capital Commitments

As of December 31, 2021 and 2020, the Group had capital commitments of approximately $1,992 and $1,063, respectively. These capital commitments were solely related to contracts signed with vendors for procurement of services or PV related products used for the construction of solar PV systems being developed by the Group.

The capital commitments as at balance sheet dates disclosed above do not include those incomplete acquisitions for investment and business as at balance sheet dates as the agreements could either be terminated unconditionally without any penalty or cancelable when the closing conditions as specified in the agreements could not be met.

(b)	Contingencies

On January 26, 2018, Sinsin Group filed a complaint against the Group requesting the payment of outstanding purchase price and related interest of $43,595 (EUR 38,054). On June 25, 2018, an interim measures judgment was made which appointed an interim management of Sinsin, consisting of two members elected by Sinsin Group and one member elected by the Group. The interim management would manage the bank accounts of Sinsin and collect the proceeds of electric energy revenue. On October 29, 2020, an arbitration decision was made that the Group will need to pay the outstanding purchase price of $43,595 (EUR 38,054), together with interest at 6% accruing from November 20, 2015 on half of the outstanding purchase and from June 30, 2016 on the remaining half of the outstanding purchase price to the date of eventual payment. The Group filed an application for appeals in the court of Malta but was turned down by the court in November 2021. The Group furtherly filed an application of retrial and suspension of the enforcement of the awards. The application of retrial was rejected by the court on March 30, 2022. No further appeal or right of retrial exists in Malta, and the management is preparing for any other available options to suspend the enforcement of the arbitration decision.

From time to time, the Group is involved in various other legal and regulatory proceedings arising in the normal course of business. While the Group cannot predict the occurrence or outcome of these proceedings with certainty, it does not believe that an adverse result in any pending legal or regulatory proceeding, individually or in the aggregate, would be material to the Group’s consolidated financial condition or cash flows; however, an unfavorable outcome could have a material adverse effect on the Group’s results of operations.

24.	Concentration Risk

A substantial percentage of the Group’s net revenue comes from sales made to a small number of customers to whom sales are typically made on an open account basis.

There was no customer of which the revenue accounted for 10% or more of total net revenue for the year ended December 31, 2021 and 2019. There was one customer of which the revenue accounted for 12% of total net revenue for the year ended December 31, 2020.

As of December 31, 2021, there was one customer of which the accounts receivable accounted for 21% of total accounts receivable. As of December 31, 2020, there was one customer of which the accounts receivable accounted for 32% of total accounts receivable.

25.	Related Party Transactions

The amount due from related parties were $230 and $194 as of December 31, 2021 and 2020, respectively, represented the advance payment to management for business operation.

During years ended December 31, 2020 and 2019, SPI China paid operation expenses of $378 and $653, respectively, on behalf of the Group, and the payable to SPI China was waived by SPI China.

26.	Segment information

For the year ended December 31, 2021, there are three operating segments: (1) EV business, (2) renewable energy solutions business and (3) solar projects development business. The Group’s CODM assess the performance of each segments based on revenue, cost of sales and total assets. Other than the information provided below, the CODM does not use any other measures by segments.

The Group have reflected this change in all historical periods presented. Summarized information by segments for the years ended December 31, 2021, 2020 and 2019 is as follows:

	For the year ended December 31, 2021
	Renewable energy solutions	Solar projects development	Electric vehicles	Others	Total
	USD	USD	USD	USD	USD
Revenues from external customers	$152,166	$5,481	$2,977	$1,369	$161,993
Cost of sales	142,441	2,133	3,540	3,259	151,373
Gross profit (loss)	$9,725	$3,348	$(563)	$(1,890)	$10,620

	For the year ended December 31, 2020
	Renewable energy solutions	Solar projects development	Electric vehicles	Others	Total
	USD	USD	USD	USD	USD
Revenues from external customers	$112,442	$24,423	$377	$1,386	$138,628
Cost of sales	104,022	19,314	479	(2,042)	121,773
Gross profit (loss)	$8,420	$5,109	$(102)	$3,428	$16,855

	For the year ended December 31, 2019
	Renewable energy solutions	Solar projects development	Electric vehicles	Others	Total
	USD	USD	USD	USD	USD
Revenues from external customers	$80,941	$10,096	$–	$6,846	$97,883
Cost of sales	75,439	9,307	–	5,947	90,693
Gross profit (loss)	$5,502	$789	$–	$899	$7,190

	As of December 31,
	2021	2020
	USD	USD
Segment assets
Renewable energy solutions	$52,946	$43,567
Solar projects development	144,852	63,092
Electric vehicles	17,738	29,367
Others	12,544	81,007
Total segment assets	$228,080	$217,033

Total long-lived assets excluding financial instruments, intangible assets, long-term investment and goodwill by country were as follows:

	As of December 31,
	2021	2020
	USD	USD
Australia	$577	$916
United States	37,021	26,929
Japan	1,414	1,556
Italy	1,749	2,042
United Kingdom	9,477	10,251
Greece	15,404	17,433
Total long-lived assets	$65,642	$59,127

27.	Subsequent Events

Purchase commitment made for new business of assembly factory

On February 16, 2022, the Group entered into an agreement with Yingkou Jinchen Machinery Co., Ltd. (“the Seller”), where by, the Group purchased two sets of solar automation line from the Seller with total consideration of $6,940.

Extension of bank loan

On February 7, 2022, the Group entered into a supplementary agreement with East West Bank (“the Lender”), where by, the loan of $5,000 borrowed on February 23, 2021(Note 14) was extended from February 23, 2022 to February 23, 2023.

The Group has evaluated subsequent events through the date of issuance of the consolidated financial statements, there were no other subsequent events occurred that would require recognition or disclosure in the consolidated financial statements.

