Form 10-Q
period 2022-03-31
SPI Energy Co., Ltd.
filed 2022-05-13
CIK 1210618

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to__________

Commission file number: 0-30351

SPI Energy Co., Ltd.

(Exact Name of Registrant as Specified in Its Charter)

Cayman Islands	20-4956638
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

4803 Urbani Ave., Mc Clellan Park, CA	95652
(Address of Principal Executive Offices)	(Zip Code)

(408) 919-8000

(Registrant's Telephone Number, Including Area Code)

4677 Old Ironsides Drive, Suite 190

Santa Clara, CA 95054
(Former name or former address, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol(s)	Name of Each Exchange on Which Registered
Ordinary Shares, par value $0.0001 per share	SPI	NASDAQ Global Select Market

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See definitions of “large accelerated filer”, “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

The registrant had 27,509,414 shares of common stock outstanding at May 13, 2022.

2

PART I

Item 1. Interim Financial Statements

SPI ENERGY CO., LTD.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except for share and per share data)

	March 31, 2022	December 31, 2021
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$3,766	$9,765
Restricted cash	9,091	8,080
Accounts receivable, net	24,543	22,599
Contract asset	1,279	1,621
Inventories	27,101	23,242
Project assets held for sale	10,871	8,946
Prepaid expenses and other current assets, net	8,219	9,584
Amount due from related parties	264	230
Total current assets	85,134	84,067
Intangible assets, net	3,133	3,433
Goodwill	4,896	4,896
Other receivable, noncurrent	736	268
Property and equipment, net	33,841	35,750
Project assets, noncurrent	16,041	15,969
Investment in affiliates	69,606	69,606
Operating lease right-of-use assets	13,842	13,923
Deferred tax assets, net	306	168
Total assets	$227,535	$228,080
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$26,683	$25,612
Accrued liabilities	11,125	10,094
Income taxes payable	2,318	1,684
Advance from customers	5,209	4,924
Short-term borrowings and current portion of long-term borrowings	12,054	9,120
Amount due to an affiliate	10,586	10,603
Convertible bonds	47,028	48,603
Accrued warranty reserve	691	628
Amount due to related parties	405	–
Operating lease liabilities, current	1,072	1,351
Consideration payable	60,973	61,219
Total current liabilities	178,144	173,838
Long-term borrowings, excluding current portion	12,022	12,800
Deferred tax liabilities, net	2,860	2,970
Operating lease liabilities, non-current	12,312	12,522
Total liabilities	205,338	202,130
Equity:
Ordinary shares, par $0.0001, 500,000,000 shares authorized, 26,376,783 and 25,352,060 shares issued and outstanding as of March 31, 2022 and December 31, 2021, respectively	3	3
Additional paid in capital	698,041	695,073
Accumulated other comprehensive loss	(34,529)	(35,257)
Accumulated deficit	(644,235)	(637,390)
Total equity attributable to the shareholders of SPI Energy Co., Ltd.	19,280	22,429
Noncontrolling interests	2,917	3,521
Total equity	22,197	25,950
Total liabilities and equity	$227,535	$228,080

The accompany notes are an integral part of these condensed consolidated financial statements.

SPI ENERGY CO., LTD.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except for share and per share data)

	For the Three Months Ended March 31,
	2022	2021

Net sales	$38,535	$33,622
Cost of revenue	35,826	31,484
Gross profit	2,709	2,138
Operating expenses:
General and administrative	9,128	9,595
Sales, marketing and customer service	1,243	1,037
Reversal for credit losses	(683)	–
Total operating expenses	9,688	10,632
Operating loss	(6,979)	(8,494)

Other income (expense):
Interest expense, net	(1,401)	(1,443)
Net foreign exchange gain	1,062	1,502
Others	788	649
Total other income, net	449	708
Net loss before income taxes	(6,530)	(7,786)
Income tax expense	256	314
Net loss	$(6,786)	$(8,100)
Less: Net income attributable to noncontrolling interests	59	239
Net loss attributable to shareholders of SPI Energy Co., Ltd.	$(6,845)	$(8,339)
Net loss per ordinary share:
Basic and Diluted	$(0.27)	$(0.36)
Weighted average shares outstanding
Basic and Diluted	25,772,194	23,139,646

The accompany notes are an integral part of these unaudited condensed consolidated financial statements.

SPI ENERGY CO., LTD.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(In thousands)

	For the Three Months Ended March 31,
	2022	2021
Net loss	$(6,786)	$(8,100)
Other comprehensive income (loss), net of tax of nil:
Foreign currency translation adjustments	65	(214)
Total comprehensive loss	(6,721)	(8,314)
Comprehensive loss attributable to noncontrolling interests	(604)	(9)
Comprehensive loss attributable to shareholder of SPI Energy Co., Ltd.	$(6,117)	$(8,305)

The accompany notes are an integral part of these unaudited condensed consolidated financial statements.

SPIENERGY CO., LTD.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF EQUITY

(In thousands, except for share and per share data)

	Ordinary Shares		Additional Paid-In	Accumulated	Accumulated Other Comprehensive	Equity Attributable to Shareholders of SPI Energy	Noncontrolling	Total
	Shares	Amount	Capital	Deficit	Loss	Co., Ltd.	Interests	Equity
Balances at December 31, 2021	25,352,060	$3	$695,073	$(637,390)	$(35,257)	$22,429	$3,521	$25,950
Net loss	–	–	–	(6,845)	–	(6,845)	59	(6,786)
Foreign currency translation adjustments	–	–	–	–	728	728	(663)	65
Issuance of restricted share units to employees	229,888	–	623	–	–	623	–	623
Settlement of convertible debt with ordinary shares	752,393	–	1,750	–	–	1,750	–	1,750
Issuance of ordinary shares for settlement of consideration related to Acquisition of Phoenix	42,442	–	–	–	–	–	–	–
Share-based compensation expense	–	–	595	–	–	595	–	595
Balances at March 31, 2022	26,376,783	$3	$698,041	$(644,235)	$(34,529)	$19,280	$2,917	$22,197

	Ordinary Shares		Additional Paid-In	Accumulated	Accumulated Other Comprehensive	Equity Attributable to Shareholders of SPI Energy	Noncontrolling	Total
	Shares	Amount	Capital	Deficit	Loss	Co., Ltd.	Interests	Equity
Balances as of December 31, 2020	22,340,689	$2	$670,101	$(591,899)	$(32,947)	$45,257	$3,129	$48,386
Net loss	–	–	–	(8,339)	–	(8,339)	239	(8,100)
Foreign currency translation adjustments	–	–	–	–	34	34	(248)	(214)
Issuance of ordinary shares in offering	1,365,375	–	13,591	–	–	13,591	–	13,591
Share-based compensation	–	–	3,074	–	–	3,074	–	3,074
Exercise of share option	157,000	–	600	–	–	600	–	600
Balances as of March 31, 2021	23,863,064	$2	$687,366	$(600,238)	$(32,913)	$54,217	$3,120	$57,337

The accompany notes are an integral part of these unaudited condensed consolidated financial statements.

SPI ENERGY CO., LTD.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	For the Three Months Ended March 31,
	2022	2021
Cash flows from operating activities:
Net cash used in operating activities	$(8,583)	(4,008)

Cash flows from investing activities:
Acquisitions of property and equipment	(222)	–
Acquisitions of PDI	–	(8,003)
Proceeds from disposal of property and equipment	1,318	95
Net cash provided by (used in) investing activities	1,096	(7,908)

Cash flows from financing activities:
Proceeds from issuance of ordinary shares	–	13,591
Repayment of borrowings	(33,820)	(35,897)
Proceeds from borrowings	35,949	35,024
Proceeds from issuance of convertible bond	–	4,000
Repayment of convertible bonds	–	(13,400)
Proceeds from exercise of options issued to Lighting Charm Limited during disposition of SPI China	–	600
Net cash generated from financing activities	2,129	3,918

Effect of exchange rate changes on cash	370	(1,122)

Decrease in cash, cash equivalents and restricted cash	(4,988)	(9,120)
Cash, cash equivalents and restricted cash at beginning of year	17,845	39,782
Cash, cash equivalents and restricted cash at end of year	$12,857	$30,662

Reconciliation of cash, cash equivalents, and restricted cash to the consolidated balance sheets
Cash and cash equivalents	3,766	30,118
Restricted cash	9,091	544
Total cash, cash equivalents, and restricted cash	$12,857	$30,662

Supplemental cash flow information:
Interest paid	$644	$897
Non-cash activities:
Right of use assets obtained in exchange for operating lease obligations	$3,068	$816
Settlement of convertible debt with ordinary shares	$1,750	$–

The accompany notes are an integral part of these unaudited condensed consolidated financial statements.

SPI ENERGY CO., LTD.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in US$ thousands, except share and per share data)

1.	Description of Business and Organization

Description of Business

SPI Energy Co., Ltd. (“SPI Energy” or the “Company”) and its subsidiaries (collectively the “Group”) is engaged in the provision of photovoltaic (“PV”), roofing and solar energy systems installation, and electric vehicle (“EV”) solutions for business, residential, government and utility customers and investors.

Organization

The major subsidiaries of the Group as of March 31, 2022 are summarized as below:

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

On January 1, 2017, the Group deconsolidated one of the major subsidiaries, Sinsin Renewable Investment Limited (“Sinsin”) due to loss of control and recognized the investment in Sinsin on the carrying amount of $69,606. Both the Group and the former shareholders of Sinsin, Sinsin Europe Solar Asset Limited Partnership and Sinsin Solar Capital Limited Partnership (collectively, the “Sinsin Group”), failed to fulfill the obligation under the share sale and purchase agreement of Sinsin, which led to that both parties filed petitions to each other (see Note 8(b)). The petitions directly affected the Group’s ability to effectively control Sinsin and make any direct management decisions or have any direct impact on Sinsin’s polices, operations or assets without the agreement of Sinsin Group.

2.	Going concern

The Group’s condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of the business. The Group had recurring losses from operations. The Group has incurred a net loss of $6,786 during the three months ended March 31, 2022, and the cash flow used in operating activities was $8,583. As of March 31, 2022, there is net working capital deficit of $93,010 and accumulated deficit of $644,235. These factors raise substantial doubt as to the Group’s ability to continue as a going concern. The Group intends to continue implementing various measures to boost revenue and control the cost and expenses within an acceptable level and other measures including: 1) negotiate with potential buyers on PV solar projects; 2) negotiate for postponing of convertible bond payments; 3) improve the profitability of the business in US; 4) obtain equity financing from certain subsidiaries’ initial public offerings; 5) strictly control and reduce business, marketing and advertising expenses and 6) seek for certain credit facilities. While the Group believes that it will be successful in meeting its liquidity and cash flow requirements, there is no assurance to that effect. The Group’s condensed consolidated financial statements do not include any adjustments that may result from the outcome of these uncertainties.

3.	Summary of Significant Accounting Policies

(a)	Basis of Presentation

The unaudited condensed consolidated financial statements contained in this Quarterly Report on Form 10-Q have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”) and, therefore, certain information and disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) have been omitted.

In the opinion of management, the information reflects all adjustments necessary to make the results of operations for the interim periods a fair statement of such operations. All such adjustments are of a normal recurring nature. Interim results are not necessarily indicative of results for the full year. The condensed consolidated balance sheet as of December 31, 2021 has been derived from the audited consolidated financial statements at that date but does not include all information and footnotes required by U.S. GAAP for complete financial statements. These unaudited condensed consolidated financial statements should be read in conjunction with the audited financial statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2021.

(b)	Use of Estimates

The preparation of the unaudited condensed consolidated financial statements in conformity with U.S. GAAP requires the Group to make estimates and assumptions that affect reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the unaudited condensed consolidated financial statements as well as the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Significant accounting estimates reflected in the Group’s unaudited condensed consolidated financial statements include the allowance made for credit losses, inventory write-downs, the estimated useful lives of long-lived assets, the impairment of goodwill, long-lived assets and project assets, valuation allowance of deferred tax assets, accrued warranty expenses, the grant-date fair value of share-based compensation awards and related forfeiture rates, the lease discount rate, the purchase price allocation in acquisition, and fair value of financial instruments. Changes in facts and circumstances may result in revised estimates. The current economic environment has increased the degree of uncertainty inherent in those estimates and assumptions.

(c)	Revenue Recognition

The Group’s accounting practices under Accounting Standards Codification (“ASC”) No. 606 are as followings:

The Group generates revenue from sales of PV components, roofing and solar energy systems installation, electricity revenue with Power Purchase Agreements (“PPAs”), sales and leasing of EV, and others for the three months ended March 31, 2022 and 2021.

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

Other revenue

Other revenue mainly consisted of revenue generated from sales of component and charging stations, engineering and maintenance service, shipping and delivery service and other.

Disaggregation of revenues

The following table illustrates the disaggregation of revenue by revenue stream and by geographical location for the three months ended March 31, 2022 and 2021:

By revenue stream	For the three months ended March 31, 2022 (Unaudited)
	Sales of PV components	Revenue from roofing and solar systems installation	Electricity revenue with PPAs	Automotive sales & leasing	Others	Total
Australia	$28,024	$–	$–	$–	$142	$28,166
Italy	–	–	256	–	–	256
United States	–	8,789	–	525	141	9,455
United Kingdom	–	–	151	–	–	151
Greece	–	–	507	–	–	507
Total	$28,024	$8,789	$914	$525	$283	$38,535

By revenue stream	For the three months ended March 31, 2021 (Unaudited)
	Sales of PV components	Revenue from roofing and solar systems installation	Electricity revenue with PPAs	Automotive sales & leasing	Others	Total
Australia	$28,909	$–	$–	$–	$216	$29,125
Italy	–	–	161	–	–	161
United States	–	3,030	–	384	243	3,657
United Kingdom	–	–	165	–	–	165
Greece	–	–	514	–	–	514
Total	$28,909	$3,030	$840	$384	$459	$33,622

Contract balance

The following table provides information about contract assets and contract liabilities from contracts with customers:

	March 31, 2022 (Unaudited)	December 31, 2021
Accounts receivable, net	$24,543	$22,599
Contract assets	$1,279	$1,621
Advance from customers	$5,209	$4,924

The contract assets primarily relate to the Group’s rights to consideration for work completed but not billed at the reporting date, primarily for the revenue from roofing and solar energy systems installation in the United States. The contract assets are transferred to receivables when the rights become unconditional after billing is issued.

Advance from customers, which representing a contract liability, represents mostly unrecognized revenue amount received from customers. Advance from customers is recognized as (or when) the Group performs under the contract. During the three months ended March 31, 2022 and 2021, the Group recognized $4,924 and $1,377 as revenue that was included in the balance of advance from customers at January 1, 2022 and 2021, respectively.

(d)	Recent Accounting Pronouncements

In August 2020, the FASB issued ASU No. 2020-06, Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40), Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity. This guidance eliminates the beneficial conversion feature and cash conversion models in Accounting Standards Codification (ASC or Codification) 470-20 that require separate accounting for embedded conversion features in convertible instruments. This guidance also eliminates some of the conditions that must be met for equity classification under ASC 815-40-25. The new guidance also requires entities to use the if-converted method to calculate earnings per share (EPS) for all convertible instruments in the diluted EPS calculation and include the effect of potential share settlement (if the effect is more dilutive) for instruments that may be settled in cash or shares, except for liability-classified share-based payment awards. ASU No. 2020-06 is effective for annual periods beginning after 15 December 2021 and interim periods therein. The Group adopted ASU No. 2020-06 on January 1, 2022. The adoption did not have a material impact on the Group’s consolidated financial statements.

Other significant accounting policies are detailed in “Note 3 - Summary of Significant Accounting Policies” of the Company 2021 Form 10-K.

4.	Accounts Receivable, Net

The accounts receivable, net as of March 31, 2022 and December 31, 2021 consisted of the following:

	March 31,	December 31,
	2022 (Unaudited)	2021
Accounts receivable	$26,645	$25,419
Less: Allowance for credit losses	(2,102)	(2,820)
Accounts receivable, net	$24,543	$22,599

5.	Inventories

Inventories as of March 31, 2022 and December 31, 2021 consisted of the following:

	March 31,	December 31,
	2022 (Unaudited)	2021
Finished goods	$20,252	$16,881
Goods in transit	2,940	2,846
Work in process	625	684
Raw materials	3,284	2,832
Total inventories	$27,101	$23,243

6.	Share-based Compensation

The following table summarizes the consolidated share-based compensation expense, by type of awards:

	For the three months Ended (Unaudited)
	March 31,	March 31,
	2022	2021
Employee share options	$595	$3,074
Restricted share grants	623	–
Total share-based compensation expense	$1,218	$3,074

The following table summarizes the consolidated share-based compensation by line items:

	For the Years Ended (Unaudited)
	March 31, 2022	March 31, 2021
General and administrative	$1,211	$3,074
Sales, marketing and customer service	7	–
Total share-based compensation expense, net of nil income taxes	$1,218	$3,074

7.	Net Loss Per Share

As a result of the net loss for the three months ended March 31, 2022 and 2021, there is no dilutive impact to the net loss per share calculation for the period.

For the three months ended March 31, 2022 and 2021, the following securities were excluded from the computation of diluted net loss per share as inclusion would have been anti-dilutive.

	For the Years Ended (Unaudited)
	March 31, 2022	March 31, 2021
Share options and non-vested restricted stock	$17,500	$18,350
Convertible bonds	614,500	316,000
Committed shares	–	114,770
Total	$632,000	$449,120

8.	Commitments and Contingencies

(a)	Capital Commitments

As of March 31, 2022 and December 31, 2021, the Group had capital commitments of approximately $9,805 and $1,992, respectively. These capital commitments were solely related to contracts signed with vendors for procurement of services, automation production line, equipment or PV related products used for the construction of solar PV systems being developed by the Group.

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

9.	Concentration Risk

A substantial percentage of the Group’s net revenue comes from sales made to a small number of customers to whom sales are typically made on an open account basis.

There was no customer of which the revenue accounted for 10% or more of total net revenue for the three months ended March 31, 2022 and 2021.

As of March 31, 2022, there was one customer of which the accounts receivable accounted for 16% of total accounts receivable. As of December, 2021, there was one customer of which the accounts receivable accounted for 21% of total accounts receivable.

10.	Related Party Transactions

The amount due from related parties were $264 and $230 as of March 31, 2022 and December 31, 2021, respectively, represented the advance payment to management for business operation.

The amount due to related parties were $405 and nil as of March 31, 2022 and December 31, 2021, respectively, represented the short term loan from a shareholder with no interest.

11.	Segment information

For the three months ended March 31, 2022 and 2021, there are three operating segments: (1) EV business, (2) renewable energy solutions business and (3) solar projects development business. The Group’s CODM assess the performance of each segments based on revenue, cost of sales and total assets. Other than the information provided below, the CODM does not use any other measures by segments.

Summarized information by segments for the three months ended March 31, 2022 and 2021 is as follows:

	For the three months ended March 31, 2022 (Unaudited)
	Renewable energy solutions	PV stations constructions and operations	Electric vehicles	Others	Total
	USD	USD	USD	USD	USD
Revenues from external customers	36,955	909	671	–	38,535
Cost of sales	34,488	427	551	360	35,826
Gross profit (loss)	2,467	482	120	(360)	2,709

	For the three months ended March 31, 2021 (Unaudited)
	Renewable energy solutions	PV stations constructions and operations	Electric vehicles	Others	Total
	USD	USD	USD	USD	USD
Revenues from external customers	32,154	709	473	286	33,622
Cost of sales	30,195	403	421	465	31,484
Gross profit (loss)	1,959	306	52	(179)	2,138

Summarized information by segments as of March 31, 2022 and December 31, 2021 is as follows:

	As of March 31, 2022 (Unaudited)	As of December 31, 2021
	USD	USD
Segment assets
Renewable energy solutions	59,509	52,946
Solar projects development	142,998	144,852
Electric vehicles	14,960	17,738
Others	10,068	12,544
Total segment assets	227,535	228,080

Total long-lived assets excluding financial instruments, intangible assets, long-term investment and goodwill by country were as follows:

	As of March 31, 2022 Unaudited	As of December 31, 2021
	USD	USD
Australia	588	577
United States	36,513	37,021
Japan	1,599	1,414
Italy	1,680	1,749
United Kingdom	9,156	9,477
Greece	14,924	15,404
Total long-lived assets	64,460	65,642

12.	Subsequent Events

Entry into a Material Convertible Promissory Note Agreement

On April 8, 2022, SPI Energy Co., Ltd. (the “Company”) entered into a Securities Purchase Agreement (the “Agreement”) pursuant to which the Company issued an unsecured convertible promissory note with a one-year maturity (“Note”) to an institutional accredited investor Streeterville Capital, LLC (“Investor”). The Note has the original principal amount of $2,110 and Investor gave consideration of $2,000, reflecting original issue discount of $100 and Investor’s legal fee of $10.

Interest accrues on the outstanding balance of the Note at 10% per annum. Upon the occurrence of an Event of Default (as defined in the Note), interest accrues at the lesser of 15% per annum or the maximum rate permitted by applicable law. Certain Major Defaults (as defined in the Note) will result in an additional 15% of the aggregate principal amount of the Note outstanding at such time being added to the total outstanding amount of such note.

Pursuant to the terms of the Agreement and the Note, the Company must obtain Investor’s consent for certain fundamental transactions such as consolidation, merger, disposition of substantial assets, change of control, reorganization or recapitalization. Any occurrence of a fundamental transaction without Investor’s prior written consent will be deemed an Event of Default.

Investor may redeem all or any part of the outstanding balance of the Note, subject to maximum monthly redemption amount of $350, at any time after six months from the Note issue date, in cash or converting into the Company’s ordinary shares at a conversion price of $20.00 per share, subject to certain adjustments and ownership limitations specified in the Note. The number of ordinary shares that may be issued upon conversion of the Note shall not exceed the requirement of Nasdaq Listing Rule 5635(d). The Note provides for liquidated damages upon failure to comply with any of the terms or provisions of the Note. The Company may prepay the outstanding balance of the Note in cash equal to 115% multiplied by the portion of the outstanding balance the Company elects to prepay.

The Group has evaluated subsequent events through the date of issuance of the unaudited condensed consolidated financial statements, there were no other subsequent events occurred that would require recognition or disclosure in the consolidated financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Forward-Looking Statements

You should read the following discussion and analysis of our financial condition and results of operations in conjunction with our consolidated financial statements and the related notes included elsewhere in this interim report. Our consolidated financial statements have been prepared in accordance with U.S. GAAP. The following discussion and analysis contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, including, without limitation, statements regarding our expectations, beliefs, intentions or future strategies that are signified by the words “expect,” “anticipate,” “intend,” “believe,” or similar language. All forward-looking statements included in this document are based on information available to us on the date hereof, and we assume no obligation to update any such forward-looking statements. Our business and financial performance are subject to substantial risks and uncertainties. Actual results could differ materially from those projected in the forward-looking statements. In evaluating our business, you should carefully consider the information set forth under the heading “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2021. Readers are cautioned not to place undue reliance on these forward-looking statements.

Overview

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

Our liquidity position has deteriorated since 2015. We suffered a net loss of $6.8 million during the three months ended March 31, 2022, and the cash flow used in operating activities was $8.6 million. For a detailed discussion, please see “Item 2 - Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources”.

Basis of presentation, management estimates and critical accounting policies

Our unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”) and include the accounts of our company, and all of our subsidiaries. We prepare financial statements in conformity with U.S. GAAP, which requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities on the date of the financial statements and the reported amounts of revenues and expenses during the financial reporting period. We continually evaluate these estimates and assumptions based on the most recently available information, our own historical experience and various other assumptions that we believe to be reasonable under the circumstances. Since the use of estimates is an integral component of the financial reporting process, actual results could differ from those estimates. Some of our accounting policies require higher degrees of judgment than others in their application. In order to understand the significant accounting policies that we adopted for the preparation of our condensed consolidated interim financial statements, readers should refer to the information set forth in Note 3 “Summary of significant accounting policies” to our audited financial statements in our 2021 Form 10-K.

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

Results of Operations for the Three Months Ended March 31, 2022 and 2021

The following table sets forth a summary, for the periods indicated, of our consolidated results of operations (in thousands) and each item expressed as a percentage of our total net revenues. Our historical results presented below are not necessarily indicative of the results that may be expected for any future period.

	For the Three Months Ended March 31,
	2022 (Unaudited)		2021 (Unaudited)
Net sales	$38,535	100.0%	$33,622	100.0%
Cost of revenues	35,826	93.0%	31,484	93.6%
Gross profit	2,709	7.0%	2,138	6.4%
Operating expenses:
General and administrative	9,128	23.7%	9,595	28.5%
Sales, marketing and customer service	1,243	3.2%	1,037	3.1%
Reversal for credit losses	(683)	-1.8%	–	–
Total operating expenses	9,688	25.1%	10,632	31.6%
Operating loss	(6,979)	-18.1%	(8,494)	-25.3%
Other (income) expense:
Interest expenses, net	1,401	3.6%	1,443	4.3%
Net foreign exchange gain	(1,062)	-2.8%	(1,502)	-4.5%
Others	(788)	-2.0%	(649)	-1.9%
Total other income, net	(449)	-1.2%	(708)	-2.1%
Loss before income taxes	(6,530)	-16.9%	(7,786)	-23.2%
Income taxes expense	256	0.7%	314	0.9%
Net loss	$(6,786)	-17.6%	$(8,100)	-24.1%

Net sales — Net sales were $38.5 million and $33.6 million for the three months ended March 31, 2022 and 2021, respectively, representing an increase of $4.9 million or 14.6%. The increase in net sales for the three months ended March 31, 2022 over the comparative period was primarily due to the increase of revenue from roofing and solar installation of $5.8 million.

Cost of revenues — Cost of revenues was $35.8 million (93.0% of net sales) and $31.5 million (93.6% of net sales) for the three months ended March 31, 2022 and 2021, respectively, representing an increase of $4.3 million or 13.8%. The increase in cost of goods sold was consistent with the increase of net sales.

Gross profit — Our gross profit increased from $2.1 million in the three months ended March 31, 2021 to $2.7 million in the three months ended March 31, 2022. Gross margins were 7.0% and 6.4% for the three months ended March 31, 2022 and 2021, respectively. The increase in gross margin was primarily due to the increase in GP% of roofing and solar energy system installation. The Company started such business in late February 2021 and incurred significant inefficient indirect cost during the three months ended March 31, 2021. After ten months experience, such inefficient indirect costs decreased significantly and the GP% accordingly in the three months ended March 31, 2022.

General and administrative expenses — General and administrative expenses were $9.1 million (23.7% of net sale) and $9.6 million (28.5% of net sale) for the three months ended March 31, 2022 and 2021, respectively, representing a decrease of $0.5 million, or 4.9%. The decrease was mainly due to the decrease in stock-based compensation expense and was partially net off by the increase of the expense from U.S. subsidiary’s business on roofing and solar energy systems installation, which started to operate since February 2021 as well as the increase in salaries and wages.

Sales, marketing and customer service expenses — Sales, marketing and customer service expenses were $1.2 million (3.2% of net sales) and $1.0 million (3.1% of net sales) for the three months ended March 31, 2022 and 2021, respectively, representing an increase of $0.2 million, or 19.9%. The increase in our sales, marketing and customer service expenses was mainly due to the increase of employees’ salaries.

Reversal for credit loss — In the three months ended March 31, 2022, we reversed credit loss provision of $0.7 million, primarily due to the strengthening monitoring on accounts receivable collection. There was no reversal or provision for credit loss in the three months ended March 31, 2021.

Interest expense, net — Interest expense net was $1.4 million (3.6% of net sales) and $1.4 million (4.3% of net sales) for the three months ended March 31, 2022 and 2021, respectively. The interest expense net kept stable as there was no significant change in convertible bonds and borrowings.

Net foreign exchange gain — We had a net foreign exchange gain of $1.1 million (2.8% of net sales) and $1.5 million (4.5% of net sales) for the three months ended March 31, 2022 and 2021, respectively.

Others — We generated other income of $0.8 million (2.0% of net sales) and $0.6 million (1.9% of net sales) in the three months ended March 31, 2022 and 2021. The other income in the three months ended March 31, 2022 mainly represents the gain on disposal for bitcoin equipment of $0.5 million. The other income in the three months ended March 31, 2021 mainly represents the gain on forward contracts of $0.6 million.

Income tax expense — We had a provision for income taxes of $0.3 million (0.7% of net sales) and $0.3 million (0.9% of net sales) for the three months ended March 31, 2022 and 2021, respectively. The income tax expense kept stable as there was no significant change in profit before tax of our subsidiary in Australia.

Net loss — For the foregoing reasons, we incurred a net loss of $6.8 million (17.6% of net sales) for the three months ended March 31, 2022, representing an decrease of net loss of $1.3 million compared to a net loss of $8.1 million (24.1% of net sales) for the three months ended March 31, 2021.

Liquidity and Capital Resources

Historically, we have financed our operations primarily through cash flows from bank borrowings, financing from issuance of convertible bonds, operating activities, and the proceeds from private placements and registered offerings.

As of December 31, 2021, we had $17.8 million in cash and cash equivalents, and restricted cash. As of March 31, 2022, we had $12.9 million in cash and cash equivalents, and restricted cash.

We suffered a net loss of $6.8 million during the three months ended March 31, 2022, and the cash flow used in operating activities was $8.6 million. As of March 31, 2022, there is net working capital deficit of $93.0 million and accumulated deficit of $644.2 million. These factors raise substantial doubt as to the Group’s ability to continue as a going concern. We intend to continue implementing various measures to boost revenue and control the cost and expenses within an acceptable level and other measures including: 1) negotiate with potential buyers on PV solar projects; 2) negotiate for postponing of convertible bond payments; 3) improve the profitability of the business in US; 4) obtain equity financing from certain subsidiaries’ initial public offerings; 5) strictly control and reduce business, marketing and advertising expenses and 6) seek for certain credit facilities. While we believe that it will be successful in meeting its liquidity and cash flow requirements, there is no assurance to that effect. Our condensed consolidated financial statements do not include any adjustments that may result from the outcome of these uncertainties.

A summary of the sources and uses of cash and cash equivalents is as follows (in thousands):

	For the Three Months Ended March 31,
	2022 (Unaudited)	2021 (Unaudited)
Net cash used in operating activities	$(8,583)	$(4,008)
Net cash generated from (used in) investing activities	1,096	(7,908)
Net cash generated from financing activities	2,129	3,918
Effect of exchange rate changes on cash	370	(1,122)
Net decrease in cash, cash equivalents and restricted cash	$(4,988)	$(9,120)

Operating Activities

Net cash used in operating activities was $8.6 million for the three months ended March 31, 2022, primarily as a result of (i) net loss of $6.8 million, (ii) increase in inventories of $4.6 million, (iii) increase in accounts receivable of $2.0 million, and (iv) increase in project assets of $2.0 million; the decrease was partially offset by (i) depreciation and amortization expense of $0.7 million, (ii) increase in accounts payable of $1.7 million, (iii) increase in accrued liabilities and other liabilities of $1.8 million, (iv) decrease in prepaid expenses and other current assets of $1.3 million, and (v) stock-based compensation expense of $1.2 million.

Net cash used in operating activities was $4.0 million for the three months ended March 31, 2021, primarily as a result of (i) net loss of $8.1 million, (ii) increase in inventories of $4.8 million, and (iii) increase in prepaid expenses and other assets of $3.1 million; the decrease was partially offset by (i) increase in accounts payable of $5.5 million, (ii) decrease in project assets of $2.1 million, (iii) increase in advances from customers of $1.6 million, and (iv) stock-based compensation expense of $3.1 million.

Investing Activities

Net cash generated from investing activities was $1.1 million for three months ended March 31, 2022, primarily as a result of proceeds from disposal of property and equipment of $1.3 million, partially offset by cash paid for purchase of property, plant and equipment of $0.2 million.

Net cash used in investing activities was $7.9 million for three months ended March 31, 2021, primarily as a result of cash paid for asset purchase of PDI in the amount of $8.0 million.

Financing Activities

Net cash generated from financing activities was $2.1 million for the three months ended March 31, 2022, primarily consisted of net proceeds received from borrowings.

Net cash generated from financing activities was $3.9 million for the three months ended March 31, 2021, primarily consisted of (i) proceeds from issuance of ordinary shares of $13.6 million, (ii) proceeds from issuance of convertible note of $4.0 million, partially offset by (i) repayment of convertible notes of $13.4 million, (ii) net repayment of borrowings of $0.9 million.

Capital Expenditures

We incurred capital expenditures of $0.2 million and $8.0 million for the three months ended March 31, 2022 and 2021, respectively. Capital commitments amounted to approximately $9.8 million as of March 31, 2022. These capital commitments were solely related to contracts signed with vendors for procurement of services, automation production line, equipment or PV related products used for the construction of solar PV systems being developed by us. We expect to finance construction of these projects using cash from our operations and private placements, registered offerings, bank borrowings as well as other third-party financing options.

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

Other than as disclosed elsewhere in this quarterly report, we are not aware of any trends, uncertainties, demands, commitments or events for the three months ended March 31, 2022 that are reasonably likely to have a material effect on our net revenues, income, profitability, liquidity or capital resources, or that would cause reported consolidated financial information not necessarily to be indicative of future operating results or financial conditions.

Off-Balance Sheet Arrangements

As of March 31, 2022, we had no off-balance sheet arrangements that are or have been reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources that are material to investors. We have not entered into any derivative contracts that are indexed to our own shares and classified as shareholder’s equity, or that are not reflected in our unaudited condensed consolidated financial statements. We do not have any retained or contingent interest in assets transferred to an unconsolidated entity that serves as credit, liquidity or market risk support to such entity. We do not have any variable interest in any unconsolidated entity that provides financing, liquidity, market risk or credit support to us or engages in leasing, hedging or research and development services with us.

For more information on our contractual obligations, commitments and contingencies, see Note 8 to the unaudited condensed consolidated financial statements in Part I, Item 1 of this Quarterly Report Form 10-Q.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Not applicable to smaller reporting companies.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended March 31, 2022, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial and accounting officer have concluded that during the period covered by this report, our disclosure controls and procedures were effective as of such date to ensure that information required to be disclosed by us in our Exchange Act reports is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial and accounting officer or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the fiscal quarter of 2022 covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

For more information on our legal proceedings, see Note 8(b) to the unaudited condensed consolidated financial statements in Part I, Item 1 of this Quarterly Report Form 10-Q.

Item 1A. Risk Factor

This information has been omitted based on the Company’s status as a smaller reporting company.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds from Registered Securities

None.

Item 3. Defaults upon senior securities

None.

Item 4. Mine safety disclosures

Not applicable.

Item 5. Other information

None.

Item 6. Exhibits.

Exhibit No.	Description

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14 and Rule 15d-14(a), promulgated under the Securities and Exchange Act of 1934, as amended.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14 and Rule 15d-14(a), promulgated under the Securities and Exchange Act of 1934, as amended.

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

104. Cover Page Interactive Data File - The cover page iXBRL tags are embedded within the inline XBRL document.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SPI ENERGY CO., LTD.

By:	/s/ Xiaofeng Peng
Xiaofeng Peng
Chief Executive Officer (Principal executive officer)

By:	/s/ Janet Chen
Janet Chen
Chief Financial Officer (Principal financial and accounting officer)

Date: May 13, 2022

