Form 10-Q
period 2022-06-30
SPI Energy Co., Ltd.
filed 2022-08-15
CIK 1210618

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022

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

As of August 15, 2022, 28,555,522 ordinary shares, par value $0.0001 per share, were issued and outstanding.

PART I

Item 1. Interim Financial Statements

SPI ENERGY CO., LTD.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except for share and per share data)

	June 30, 2022	December 31, 2021
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$13,624	$9,765
Restricted cash	7,629	8,080
Accounts receivable, net	19,209	22,599
Contract asset	1,129	1,621
Inventories	23,707	23,242
Project assets held for sale	10,120	8,946
Prepaid expenses and other current assets, net	11,775	9,584
Amount due from related parties	412	230
Total current assets	87,605	84,067
Intangible assets, net	3,035	3,433
Goodwill	4,896	4,896
Other receivable, noncurrent	1,982	268
Property and equipment, net	31,400	35,750
Project assets, noncurrent	16,116	15,969
Investment in affiliates	69,606	69,606
Operating lease right-of-use assets	13,697	13,923
Deferred tax assets, net	130	168
Total assets	$228,467	$228,080
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$25,058	$25,612
Accrued liabilities	11,583	10,094
Income taxes payable	2,440	1,684
Advance from customers	3,077	4,924
Short-term borrowings and current portion of long-term borrowings	9,537	9,120
Amount due to an affiliate	10,544	10,603
Convertible bonds	46,435	48,603
Accrued warranty reserve	829	628
Amount due to related parties	300	–
Operating lease liabilities, current	1,283	1,351
Consideration payable	59,120	61,219
Total current liabilities	170,206	173,838
Long-term borrowings, excluding current portion	6,913	12,800
Deferred tax liabilities, net	2,680	2,970
Operating lease liabilities, non-current	12,001	12,522
Total liabilities	191,800	202,130
Equity:
Ordinary shares, par $0.0001, 500,000,000 shares authorized, 27,992,567 and 25,352,060 shares issued and outstanding as of June 30, 2022 and December 31, 2021, respectively	3	3
Additional paid in capital	715,062	695,073
Accumulated other comprehensive loss	(36,930)	(35,257)
Accumulated deficit	(646,548)	(637,390)
Total equity attributable to the shareholders of SPI Energy Co.,Ltd.	31,587	22,429
Noncontrolling interests	5,080	3,521
Total equity	36,667	25,950
Total liabilities and equity	$228,467	$228,080

The accompany notes are an integral part of these condensed consolidated financial statements.

SPI ENERGY CO., LTD.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except for share and per share data)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2022	2021	2022	2021

Net sales	$48,584	$45,818	$87,119	$79,440
Cost of revenue	44,712	40,589	80,538	72,073
Gross profit	3,872	5,229	6,581	7,367
Operating expenses:
General and administrative	7,625	7,674	16,753	17,269
Sales, marketing and customer service	1,368	1,209	2,611	2,246
Provision (reversal) for credit losses	474	319	(209)	319
Total operating expenses	9,467	9,202	19,155	19,834
Operating loss	(5,595)	(3,973)	(12,574)	(12,467)

Other income (expense):
Interest expense, net	(1,637)	(1,259)	(3,038)	(2,702)
Net foreign exchange gain (loss)	2,262	(792)	3,324	710
Others	3,207	103	3,995	752
Total other income (expense), net	3,832	(1,948)	4,281	(1,240)
Net loss before income taxes	(1,763)	(5,921)	(8,293)	(13,707)
Income tax expense	455	546	711	860
Net loss	$(2,218)	$(6,467)	$(9,004)	$(14,567)
Less: Net income attributable to noncontrolling interests	95	103	154	342
Net loss attributable to shareholders of SPI Energy Co., Ltd.	$(2,313)	$(6,570)	$(9,158)	$(14,909)
Net loss per ordinary share:
Basic and Diluted	$(0.08)	$(0.27)	$(0.34)	$(0.64)
Weighted average shares outstanding
Basic and Diluted	27,428,544	23,989,039	26,604,944	23,434,015

The accompany notes are an integral part of these unaudited condensed consolidated financial statements.

SPI ENERGY CO., LTD.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(In thousands)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2022	2021	2022	2021
Net loss	$(2,218)	$(6,467)	$(9,004)	$(14,567)
Other comprehensive income (loss), net of tax of nil:
Foreign currency translation adjustments	(2,427)	(72)	(2,362)	(286)
Total comprehensive loss	(4,645)	(6,539)	(11,366)	(14,853)
Comprehensive loss attributable to noncontrolling interests	69	98	(535)	89
Comprehensive loss attributable to shareholder of SPI Energy Co., Ltd.	$(4,714)	$(6,637)	$(10,831)	$(14,942)

The accompany notes are an integral part of these unaudited condensed consolidated financial statements.

SPIENERGY CO., LTD.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF EQUITY

(In thousands, except for share and per share data)

	Ordinary Shares		Additional Paid-In	Accumulated	Accumulated Other Comprehensive	Equity Attributable to Shareholders of SPI Energy	Noncontrolling	Total
	Shares	Amount	Capital	Deficit	Loss	Co., Ltd.	Interests	Equity
Balances at December 31, 2021	25,352,060	$3	$695,073	$(637,390)	$(35,257)	$22,429	$3,521	$25,950
Net loss	–	–	–	(6,845)	–	(6,845)	59	(6,786)
Foreign currency translation adjustments	–	–	–	–	728	728	(663)	65
Issuance of restricted share units to employees	229,888	–	623	–	–	623	–	623
Settlement of convertible debt with ordinary shares	752,393	–	1,750	–	–	1,750	–	1,750
Issuance of ordinary shares for settlement of consideration related to Acquisition of Phoenix	42,442	–	–	–	–	–	–	–
Share-based compensation expense	–	–	595	–	–	595	–	595
Balances at March 31, 2022	26,376,783	$3	$698,041	$(644,235)	$(34,529)	$19,280	$2,917	$22,197
Net loss	–	–	–	(2,313)	–	(2,313)	95	(2,218)
Foreign currency translation adjustments	–	–	–	–	(2,401)	(2,401)	(26)	(2,427)
Settlement of convertible debt with ordinary shares	1,615,784	–	5,337	–	–	5,337	–	5,337
Issuance of ordinary shares of Phoenix in its IPO	–	–	11,344	–	–	11,344	2,094	13,438
Share-based compensation expense	–	–	340	–	–	340	–	340
Balances at June 30, 2022	27,992,567	$3	$715,062	$(646,548)	$(36,930)	$31,587	$5,080	$36,667

	Ordinary Shares		Additional Paid-In	Accumulated	Accumulated Other Comprehensive	Equity Attributable to Shareholders of SPI Energy	Noncontrolling	Total
	Shares	Amount	Capital	Deficit	Loss	Co., Ltd.	Interests	Equity
Balances as of December 31, 2020	22,340,689	$2	$670,101	$(591,899)	$(32,947)	$45,257	$3,129	$48,386
Net loss	–	–	–	(8,339)	–	(8,339)	239	(8,100)
Foreign currency translation adjustments	–	–	–	–	34	34	(248)	(214)
Issuance of ordinary shares in offering	1,365,375	–	13,591	–	–	13,591	–	13,591
Share-based compensation	–	–	3,074	–	–	3,074	–	3,074
Exercise of share option	157,000	–	600	–	–	600	–	600
Balances as of March 31, 2021	23,863,064	$2	$687,366	$(600,238)	$(32,913)	$54,217	$3,120	$57,337
Net loss	–	–	–	(6,570)	–	(6,570)	103	(6,467)
Foreign currency translation adjustments	–	–	–	–	(67)	(67)	(5)	(72)
Settlement of convertible debt with ordinary shares	74,659	–	350	–	–	350	–	350
Share-based compensation	–	–	(837)	–	–	(837)	–	(837)
Exercise of share option	128,500	–	491	–	–	491	–	491
Issuance of ordinary shares for purchasing services	5,000	–	34	–	–	34	–	34
Balances at June 30, 2021	24,071,223	$2	$687,404	$(606,808)	$(32,980)	$47,618	$3,218	$50,836

The accompany notes are an integral part of these unaudited condensed consolidated financial statements.

SPI ENERGY CO., LTD.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	For the Six Months Ended June 30,
	2022	2021
Cash flows from operating activities:
Net cash used in operating activities	$(11,539)	(17,097)

Cash flows from investing activities:
Acquisitions of property and equipment	(2,022)	(930)
Acquisitions of PDI	–	(8,003)
Proceeds from disposal of property and equipment	1,635	102
Net cash used in investing activities	(387)	(8,831)

Cash flows from financing activities:
Proceeds from issuance of ordinary shares	–	13,591
Repayment of borrowings	(82,296)	(78,383)
Proceeds from borrowings	82,714	80,786
Proceeds from issuance of convertible bond	2,000	8,000
Repayment of convertible bonds	–	(13,750)
Proceeds from exercise of options issued to Lighting Charm Limited during disposition of SPI China	–	1,091
Proceeds from IPO of a subsidiary	13,438	–
Net cash generated from financing activities	15,856	11,335

Effect of exchange rate changes on cash	(522)	(105)

Increase (decrease) in cash, cash equivalents and restricted cash	3,408	(14,698)
Cash, cash equivalents and restricted cash at beginning of period	17,845	39,782
Cash, cash equivalents and restricted cash at end of period	$21,253	$25,084

Reconciliation of cash, cash equivalents, and restricted cash to the consolidated balance sheets
Cash and cash equivalents	13,624	22,846
Restricted cash	7,629	2,238
Total cash, cash equivalents, and restricted cash	$21,253	$25,084

Supplemental cash flow information:
Interest paid	$1,458	$1,338
Non-cash activities:
Right of use assets obtained in exchange for operating lease obligations	$428	$2,834
Settlement of convertible debt with ordinary shares	$7,087	$350

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

Organization

The major subsidiaries of the Group as of June 30, 2022 are summarized as below:

Major Subsidiaries	Abbreviation	Location
SolarJuice Co., Ltd	SJ Cayman	Cayman
Solar Juice Pty Ltd.	SJ Australia	Australia
Solarjuice American Inc.	SJ US	United States
Solarjuice Technology Inc.	SJT	United States
Italsolar S.r.l.	SPI Italy	Italy
SPI Solar Japan G.K.	SPI Japan	Japan
Solar Power Inc UK Service Limited	SPI UK	United Kingdom
SPI Solar Inc.	SPI US	United States
Heliostixio S.A.	Heliostixio	Greece
Heliohrisi S.A.	Heliohrisi	Greece
Thermi Sun S.A.	Thermi Sun	Greece
Knight Holding Corporation	Knight	United States
Edisonfuture Inc.	Edisonfuture	United States
Phoenix Motor Inc.	Phoenix	United States
Phoenix Motorcars Leasing LLC	PML	United States

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

On June 10, 2022, Phoenix completed its initial public offering (“IPO”) and Phoenix’s shares have been listed on NASDAQ under the stock code “PEV” (“Phoenix IPO”). Phoenix issued 2,100,000 ordinary shares at $7.5 per share. Net proceeds from the Phoenix IPO after deducting underwriting commissions, share issuance costs and offering expenses approximately amounted to $13,438.

2.	Going concern

The Group’s condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of the business. The Group had recurring losses from operations. The Group has incurred a net loss of $9,004 during the six months ended June 30, 2022, and the cash flow used in operating activities was $11,539. As of June 30, 2022, there is net working capital deficit of $82,601 and accumulated deficit of $646,548. These factors raise substantial doubt as to the Group’s ability to continue as a going concern. The Group intends to continue implementing various measures to boost revenue and control the cost and expenses within an acceptable level and other measures including: 1) negotiate with potential buyers on PV solar projects; 2) negotiate for postponing of convertible bond payments; 3) improve the profitability of the business in US; 4) strictly control and reduce business, marketing and advertising expenses; 5) obtain equity financing from certain subsidiaries’ initial public offerings; and 6) seek for certain credit facilities. While the Group believes that it will be successful in meeting its liquidity and cash flow requirements, there is no assurance to that effect. The Group’s condensed consolidated financial statements do not include any adjustments that may result from the outcome of these uncertainties.

3.	Summary of Significant Accounting Policies

(a)	Basis of Presentation

The unaudited condensed consolidated financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”) and, therefore, certain information and disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) have been omitted.

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

The Group’s accounting practices under Accounting Standards Codification (“ASC”) No. 606 are as followings:

The Group generates revenue from sales of PV components, roofing and solar energy systems installation, electricity revenue with Power Purchase Agreements (“PPAs”), sales and leasing of EV, and others for the six months ended June 30, 2022 and 2021.

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

Other revenue

Other revenue mainly consisted of revenue generated from sales of component and charging stations, sales of forklifts, engineering and maintenance service, shipping and delivery service, and other.

Disaggregation of revenues

The following table illustrates the disaggregation of revenue by revenue stream and by geographical location for the three and six months ended June 30, 2022 and 2021:

By revenue stream	For the six months ended June 30, 2022 (Unaudited)
	Sales of PV components	Revenue from roofing and solar systems installation	Electricity revenue with PPAs	Automotive sales & leasing	Others	Total
Australia	$59,554	$–	$–	$–	$442	$59,996
Italy	–	–	468	–	–	468
United States	1,303	20,153	–	1,063	1,853	24,372
United Kingdom	–	–	932	–	–	932
Greece	–	–	1,351	–	–	1,351
Total	$60,857	$20,153	$2,751	$1,063	$2,295	$87,119

By revenue stream	For the three months ended June 30, 2022 (Unaudited)
	Sales of PV components	Revenue from roofing and solar systems installation	Electricity revenue with PPAs	Automotive sales & leasing	Others	Total
Australia	$31,530	$–	$–	$–	$300	$31,830
Italy	–	–	212	–	–	212
United States	1,303	11,364	–	538	1,712	14,917
United Kingdom	–	–	781	–	–	781
Greece	–	–	844	–	–	844
Total	$32,833	$11,364	$1,837	$538	$2,012	$48,584

By revenue stream	For the six months ended June 30, 2021 (Unaudited)
	Sales of PV components	Revenue from roofing and solar systems installation	Electricity revenue with PPAs	Automotive sales & leasing	Others	Total
Australia	$60,803	$–	$–	$–	$632	$61,435
Italy	–	–	321	–	–	321
United States	–	14,363	–	913	358	15,634
United Kingdom	–	–	671	–	–	671
Greece	–	–	1,379	–	–	1,379
Total	$60,803	$14,363	$2,371	$913	$990	$79,440

By revenue stream	For the three months ended June 30, 2021 (Unaudited)
	Sales of PV components	Revenue from roofing and solar systems installation	Electricity revenue with PPAs	Automotive sales & leasing	Others	Total
Australia	$31,894	$–	$–	$–	$416	$32,310
Italy	–	–	160	–	–	160
United States	–	11,333	–	529	115	11,977
United Kingdom	–	–	506	–	–	506
Greece	–	–	865	–	–	865
Total	$31,894	$11,333	$1,531	$529	$531	$45,818

Contract balance

The following table provides information about contract assets and contract liabilities from contracts with customers:

	June 30, 2022 (Unaudited)	December 31, 2021
Contract assets	$1,129	$1,621
Advance from customers	$3,077	$4,924

The contract assets primarily relate to the Group’s rights to consideration for work completed but not billed at the reporting date, primarily for the revenue from roofing and solar energy systems installation in the United States. The contract assets are transferred to receivables when the rights become unconditional after billing is issued.

Advance from customers, which representing a contract liability, represents mostly unrecognized revenue amount received from customers. Advance from customers is recognized as (or when) the Group performs under the contract. During the six months ended June 30, 2022 and 2021, the Group recognized $4,924 and $1,377 as revenue that was included in the balance of advance from customers at January 1, 2022 and 2021, respectively.

(d)	Recent Accounting Pronouncements

In August 2020, the FASB issued ASU No. 2020-06, Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40), Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity. This guidance eliminates the beneficial conversion feature and cash conversion models in Accounting Standards Codification (ASC or Codification) 470-20 that require separate accounting for embedded conversion features in convertible instruments. This guidance also eliminates some of the conditions that must be met for equity classification under ASC 815-40-25. The new guidance also requires entities to use the if-converted method to calculate earnings per share (EPS) for all convertible instruments in the diluted EPS calculation and include the effect of potential share settlement (if the effect is more dilutive) for instruments that may be settled in cash or shares, except for liability-classified share-based payment awards. ASU No. 2020-06 is effective for annual periods beginning after December 15, 2021 and interim periods therein. The Group adopted ASU No. 2020-06 on January 1, 2022. The adoption did not have a material impact on the Group’s consolidated financial statements.

Other significant accounting policies are detailed in “Note 3 - Summary of Significant Accounting Policies” of the Company’s consolidated financial statements for the year ended December 31, 2021.

4.	Accounts Receivable, Net

The accounts receivable, net as of June 30, 2022 and December 31, 2021 consisted of the following:

	June 30,	December 31,
	2022 (Unaudited)	2021
Accounts receivable	$21,805	$25,419
Less: Allowance for credit losses	(2,596)	(2,820)
Accounts receivable, net	$19,209	$22,599

5.	Inventories

Inventories as of June 30, 2022 and December 31, 2021 consisted of the following:

	June 30,	December 31,
	2022 (Unaudited)	2021
Finished goods	$17,076	$17,108
Goods in transit	2,566	2,846
Work in process	1,019	582
Raw materials	3,046	2,706
Total inventories	$23,707	$23,242

6.	Share-based Compensation

The following table summarizes the consolidated share-based compensation expense, by type of awards:

	For the three months Ended		For the six months Ended
	June 30,	June 30,	June 30,	June 30,
	2022	2021	2022	2021
Employee stock options	$340	$(837)	$935	$2,237
Restricted share grants	–	–	623	–
Total share-based compensation expense	340	(837)	1,558	2,237

The following table summarizes the consolidated share-based compensation by line items:

	For the three months Ended		For the six months Ended
	June 30,	June 30,	June 30,	June 30,
	2022	2021	2022	2021
General and administrative	$343	$(843)	$1,554	$2,231
Sales, marketing and customer service	(3)	6	4	6
Total share-based compensation expense, net of nil income taxes	$340	$(837)	$1,558	$2,237

7.	Net Loss Per Share

As a result of the net loss for the three and six months ended June 31, 2022 and 2021, there is no dilutive impact to the net loss per share calculation for the period.

For the three months and six months ended June 30, 2022 and 2021, the following securities were excluded from the computation of diluted net loss per share as inclusion would have been anti-dilutive.

	For the three months Ended (Unaudited)		For the six months Ended (Unaudited)
	June 30,	June 30,	June 30,	June 30,
	2022	2021	2022	2021
Share options and non-vested restricted stock	10,000	38,350	10,000	38,350
Convertible bonds	582,000	491,500	582,000	491,500
Committed shares	–	114,770	–	114,770
Total	592,000	644,620	592,000	644,620

8.	Commitments and Contingencies

(a)	Commitments

As of June 30, 2022, the Group had capital commitments of approximately $7,249. These capital commitments were solely related to contracts signed with vendors automation production line, equipment or PV related products used for the construction of solar PV systems being developed by the Group.

The Group has entered into a contract with a supplier for show car model development which the Group made commitments of payments amounted to approximately $2,350 as of June 30, 2022.

(b)	Contingencies

On January 26, 2018, Sinsin Group filed a complaint against the Group requesting the payment of outstanding purchase price and related interest of $43,595 (EUR 38,054). On June 25, 2018, an interim measures judgment was made which appointed an interim management of Sinsin, consisting of two members elected by Sinsin Group and one member elected by the Group. The interim management would manage the bank accounts of Sinsin and collect the proceeds of electric energy revenue. On October 29, 2020, an arbitration decision was made that the Group will need to pay the outstanding purchase price of $43,595 (EUR 38,054), together with interest at 6% accruing from November 20, 2015 on half of the outstanding purchase and from June 30, 2016 on the remaining half of the outstanding purchase price to the date of eventual payment. The Group filed an application for appeals in the court of Malta but was turned down by the court in November 2021. The Group furtherly filed an application of retrial and suspension of the enforcement of the awards. The application of retrial was rejected by the court on March 30, 2022. No further appeal or right of retrial exists in Malta, and the management is in progress of negotiation with Sinsin to achieve a settlement to suspend the enforcement of the arbitration decision.

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

A substantial percentage of the Group’s net revenue comes from sales made to a large number of customers at a small transaction amount, to whom sales are typically made on an open account basis.

There was no customer of which the revenue accounted for 10% or more of total net revenue for the three months and six months ended June 30, 2022 and 2021.

As of June 30, 2022, there was no customer of which the accounts receivable accounted for 10% or more of total accounts receivable. As of December, 2021, there was one customer of which the accounts receivable accounted for 21% of total accounts receivable.

10.	Related Party Transactions

The amount due from related parties were $412 and $230 as of June 30, 2022 and December 31, 2021, respectively, represented the advance payment to management and another related party for business operation.

The amount due to related parties were $300 and nil as of June 30, 2022 and December 31, 2021, respectively, represented the short term loan from a shareholder with no interest.

11.	Segment information

For the three months and six months ended June 30, 2022 and 2021, there are three operating segments: (1) EV business, (2) renewable energy solutions business and (3) solar projects development business. The Group’s CODM assess the performance of each segment based on revenue, cost of sales and total assets. Other than the information provided below, the CODM does not use any other measures by segments.

Summarized information by segments for the three months and six months ended June 30, 2022 and 2021 is as follows:

	For the three months ended June 30, 2022 (Unaudited)
	Renewable energy solutions	PV stations constructions and operations	Electric vehicles	Others	Total
	USD	USD	USD	USD	USD
Revenues from external customers	44,498	2,479	1,490	117	48,584
Cost of sales	43,137	573	1,174	(172)	44,712
Gross profit (loss)	1,361	1,906	316	289	3,872

	For the three months ended June 30, 2021 (Unaudited)
	Renewable energy solutions	PV stations constructions and operations	Electric vehicles	Others	Total
	USD	USD	USD	USD	USD
Revenues from external customers	43,011	1,734	653	420	45,818
Cost of sales	38,373	711	1,232	273	40,589
Gross profit (loss)	4,638	1,023	(579)	147	5,229

	For the six months ended June 30, 2022 (Unaudited)
	Renewable energy solutions	PV stations constructions and operations	Electric vehicles	Others	Total
	USD	USD	USD	USD	USD
Revenues from external customers	81,453	3,388	2,161	117	87,119
Cost of sales	77,625	1,000	1,725	188	80,538
Gross profit (loss)	3,828	2,388	436	(71)	6,581

	For the six months ended June 30, 2021 (Unaudited)
	Renewable energy solutions	PV stations constructions and operations	Electric vehicles	Others	Total
	USD	USD	USD	USD	USD
Revenues from external customers	75,165	2,443	1,126	706	79,440
Cost of sales	68,568	1,114	1,653	738	72,073
Gross profit (loss)	6,597	1,329	(527)	(32)	7,367

Summarized information by segments as of June 30, 2022 and December 31, 2021 is as follows:

	As of June 30, 2022 (Unaudited)	As of December 31, 2021
	USD	USD
Segment assets
Renewable energy solutions	56,879	52,946
Solar projects development	135,155	144,852
Electric vehicles	26,698	17,738
Others	9,735	12,544
Total segment assets	228,467	228,080

Total long-lived assets excluding financial instruments, intangible assets, long-term investment and goodwill by country were as follows:

	As of June 30, 2022 Unaudited	As of December 31, 2021
	USD	USD
Australia	744	577
United States	37,224	37,021
Japan	1,449	1,414
Italy	1,592	1,749
United Kingdom	8,248	9,477
Greece	13,938	15,404
Total long-lived assets	63,195	65,642

12.	Subsequent Events

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

Overview

We are a global provider of photovoltaic (PV) and electric vehicle (EV) solutions for business, residential, government and utility customers and investors. We develop solar PV projects which are either sold to third party operators or owned and operated by us for selling of electricity to the grid in multiple countries in Asia, North America and Europe. In Australia, we primarily sell solar PV components to retail customers and solar project developers. We started to engage in sales and leasing of new zero-emission EVs in U.S. from 2020 and engage in roofing and solar energy systems installation in U.S. from 2021 and commenced pilot production of “Made-in-America” solar modules in US in the second quarter of 2022.

[Our liquidity position has deteriorated since 2015. We suffered a net loss of $9.0 million during the six months ended June 30, 2022, and the cash flow used in operating activities was $11.5 million. For a detailed discussion, please see “Item 2 - Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources”.]

On June 10, 2022, our wholly owned subsidiary, Phoenix Motor Inc., a Delaware corporation, closed its initial public offering of 2,100,000 shares of common stock at a public offering price of $7.50 per share, for aggregate gross proceeds of $15.75 million before deducting underwriting discounts and commissions and offering expenses. The offering closed on June 10, 2022 and the common stock of Phoenix Motor Inc. began trading on June 8, 2022 on The Nasdaq Capital Market under the ticker symbol “PEV.”

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

Our operating results substantially depend on revenues derived from sales of PV project assets, provision of electricity, our Australian subsidiary’s trading of PV components, and our U.S. subsidiary’s business on roofing and solar energy systems installation, sales and leasing of EVs, sales of forklift and sales of solar modules, respectively. As the COVID-19 spread continues, the measures implemented to curb the spread of the virus have resulted in supply chain disruptions, insufficient work force and suspended manufacturing and construction works for solar industry. One or more of our customers, partners, service providers or suppliers may experience financial distress, delayed or defaults on payment, file for bankruptcy protection, sharp diminishing of business, or suffer disruptions in their business due to the outbreak. These preventative measures have also impacted our daily operations. The efforts enacted to control COVID-19 have placed heavy pressure on our marketing and sales activities. We continue to assess the related risks and impacts COVID-19 pandemic may have on our business and our financial performance. In light of the rapidly changing situation across different countries and regions, it remains difficult to estimate the duration and magnitude of COVID-19 impact. Until such time as the COVID-19 pandemic is contained or eradicated and global business return to more customary levels, our business and financial results may be materially adversely affected.

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

Outbreak of war in Ukraine

On February 24, 2022, the Russian Federation launched an invasion of Ukraine that has had an immediate impact on the global economy resulting in higher energy prices and higher prices for certain raw materials and goods and services which in turn is contributing to higher inflation in the United States and other countries across the globe with significant disruption to financial markets. We do not have any operation or business in Russia or Ukraine, however, we may be potentially indirectly adversely impacted any significant disruption it has caused and may continue to escalate. In addition, the United States and other countries have imposed sanctions on Russia which increases the risk that Russia may resort to retaliatory actions, including the launching of cyberattacks. It is possible that these attacks could have collateral effects on additional critical infrastructure and financial institutions globally, which could adversely affect our operations. It is difficult to assess the likelihood of such threat and any potential impact at this time. Any one or more of these events may impede our operation and delivery efforts and adversely affect our sales results, or even for a prolonged period of time, which could materially and adversely affect our business, financial condition, and results of operations.

Results of Operations for the Three Months Ended June 30, 2022 and 2021

The following table sets forth a summary, for the periods indicated, of our consolidated results of operations (in thousands) and each item expressed as a percentage of our total net sales. Our historical results presented below are not necessarily indicative of the results that may be expected for any future period.

	For the Three Months Ended June 30,
	2022 (Unaudited)		2021 (Unaudited)
Net sales	$48,584	100.0%	$45,818	100.0%
Cost of revenues	44,712	92.0%	40,589	88.6%
Gross profit	3,872	8.0%	5,229	11.4%
Operating expenses:
General and administrative	7,625	15.7%	7,674	16.7%
Sales, marketing and customer service	1,368	2.8%	1,209	2.6%
Provision for credit losses	474	1.0%	319	0.7%
Total operating expenses	9,467	19.5%	9,202	20.0%
Operating loss	(5,595)	-11.5%	(3,973)	-8.6%
Other (expense) income:
Interest expenses, net	(1,637)	-3.4%	(1,259)	-2.7%
Net foreign exchange gain (loss)	2,262	4.7%	(792)	-1.7%
Others	3,207	6.6%	103	0.2%
Total other income (expenses), net	3,832	7.9%	(1,948)	-4.2%
Loss before income taxes	(1,763)	-3.6%	(5,921)	-12.8%
Income taxes expense	455	0.9%	546	1.2%
Net loss	$(2,218)	-4.6%	$(6,467)	-14.0%

Net sales — Net sales were $48.6 million and $45.8 million for the three months ended June 30, 2022 and 2021, respectively, representing an increase of $2.8 million or 6.0%. The increase in net sales for the three months ended June 30, 2022 over the comparative period was primarily due to the increase of revenue from sales of PV components of 0.9 million, forklift sales of 0.7 million and revenue of pre-development solar project of 0.6 million.

Cost of revenues — Cost of revenues was $44.7 million (92.0% of net sales) and $40.6 million (88.6% of net sales) for the three months ended June 30, 2022 and 2021, respectively, representing an increase of $4.1 million or 10.2%. The increase in cost of goods sold was consistent with the increase of net sales.

Gross profit — Our gross profit decreased from $5.2 million in the three months ended June 30, 2021 to $3.9 million in the three months ended June 30, 2022. Gross margins were 8.0% and 11.4% for the three months ended June 30, 2022 and 2021, respectively. The decrease in gross margin was primarily due to the temporary decrease in the unit selling price of PV solar components as impacted by the installed capacity of the entire solar PV market in Australia.

General and administrative expenses — General and administrative expenses were $7.6 million (15.7% of net sale) and $7.7 million (16.7% of net sale) for the three months ended June 30, 2022 and 2021, respectively, representing a decrease of $0.1 million, or 0.6%. The general and administrative expenses kept stable as there was no significant change in operation.

Sales, marketing and customer service expenses — Sales, marketing and customer service expenses were $1.4 million (2.8% of net sales) and $1.2 million (2.6% of net sales) for the three months ended June 30, 2022 and 2021, respectively, representing an increase of $0.2 million, or 13.2%. The increase was mainly due to the increase of marketing expenses for more trade shows and exhibitions participated to raise the brand awareness.

Provision for credit loss — In the three months ended June 30, 2022, we made credit loss provision of $0.5 million and $0.3 million for the three months ended June 30, 2022 and 2021, respectively, which is mainly due to additional provision made for the accounts receivable from the business of roofing and solar energy systems installation in U.S..

Interest expense, net — Interest expense net was $1.6 million (3.4% of net sales) and $1.3 million (2.7% of net sales) for the three months ended June 30, 2022 and 2021, respectively. The increase in interest expense was primarily due to interest accrued from new convertible bonds.

Net foreign exchange gain (loss) — We had a net foreign exchange gain of $2.3 million (4.6% of net sales) and a net foreign exchange loss of $0.8 million (1.7% of net sales) for the three months ended June 30, 2022 and 2021, respectively. The variance is mainly due the fluctuation of exchange rate for EUR/USD.

Others — We generated other income of $3.2 million (6.6% of net sales) and $0.1 million (0.2% of net sales) in the three months ended June 30, 2022 and 2021. The other income in the three months ended June 30, 2022 mainly represents the gain on PPP loan forgiveness of $5.1 million and a loss on extinguishment of convertible bonds of $2.2 million.

Income tax expense — We had a provision for income taxes of $0.5 million (0.9% of net sales) and $0.5 million (1.2% of net sales) for the three months ended June 30, 2022 and 2021, respectively. The income tax expense kept stable as there was no significant change in profit before tax of our subsidiary in Australia.

Net loss — For the foregoing reasons, we incurred a net loss of $2.2 million (4.6% of net sales), for the three months ended June 30, 2022, representing a decrease of net loss of $4.2 million compared to a net loss of $6.5 million (14.0% of net sales) for the three months ended June 30, 2021.

Results of Operations for the Six Months Ended June 30, 2022 and 2021

The following table sets forth a summary, for the periods indicated, of our consolidated results of operations (in thousands) and each item expressed as a percentage of our total net sales. Our historical results presented below are not necessarily indicative of the results that may be expected for any future period.

	For the Six Months Ended June 30,
	2022 (Unaudited)		2021 (Unaudited)
Net sales	$87,119	100.0%	$79,440	100.0%
Cost of revenues	80,538	92.4%	72,073	90.7%
Gross profit	6,581	7.6%	7,367	9.3%
Operating expenses:
General and administrative	16,753	19.2%	17,269	21.7%
Sales, marketing and customer service	2,611	3.0%	2,246	2.8%
(Reversal) provision for credit losses	(209)	-0.2%	319	0.4%
Total operating expenses	19,155	22.0%	19,834	24.9%
Operating loss	(12,574)	-14.4%	(12,467)	-15.6%
Other (expenses) income:
Interest expenses, net	(3,038)	-3.5%	(2,702)	-3.4%
Net foreign exchange gain	3,324	3.8%	710	0.9%
Others	3,995	4.6%	752	0.9%
Total other income (expenses), net	4,281	4.9%	(1,240)	-1.6%
Loss before income taxes	(8,293)	-9.5%	(13,707)	-17.2%
Income taxes expense	711	0.8%	860	1.1%
Net loss	$(9,004)	-10.3%	$(14,567)	-18.3%

Net sales — Net sales were $87.1 million and $79.4 million for the six months ended June 30, 2022 and 2021, respectively, representing an increase of $7.7 million or 9.7%. The increase in net sales for the six months ended June 30, 2022 over the comparative period was primarily due to the increase of revenue from sales of roofing and solar installation of $5.8 million, forklift sales of 0.7 million and revenue from pre-development solar project of 0.6 million.

Cost of revenues — Cost of revenues was $80.5 million (92.4% of net sales) and $72.1 million (90.7% of net sales) for the six months ended June 30, 2022 and 2021, respectively, representing an increase of $8.5million or 11.7%. The increase in cost of goods sold was consistent with the increase of net sales.

Gross profit — Our gross profit decreased from $7.4 million in the six months ended June 30, 2021 to $6.6 million in the six months ended June 30, 2022. Gross margins were 7.6% and 9.3% for the six months ended June 30, 2022 and 2021, respectively. The decrease in gross margin was primarily due to the temporary decrease in the unit selling price of PV solar components as impacted by the installed capacity of the entire solar PV market in Australia.

General and administrative expenses — General and administrative expenses were $16.8 million (19.2% of net sale) and $17.3 million (21.7% of net sale) for the six months ended June 30, 2022 and 2021, respectively, representing a decrease of $0.5 million, or 3.0%. The decrease was mainly because there was one-off expense from U.S. subsidiary’s business on roofing and solar energy systems installation that started in 2021, and was partially net off by the increase of the salaries expense in Phoenix due to the new mid and top level managerial staffs hired with higher salaries and more employees as Phoenix planned to get listed through IPO.

Sales, marketing and customer service expenses — Sales, marketing and customer service expenses were $2.6 million (3.0% of net sales) and $2.2 million (2.8% of net sales) for the six months ended June 30, 2022 and 2021, respectively, representing an increase of $0.4 million, or 16.3%. The increase in our sales, marketing and customer service expenses was mainly due to the increase of employees’ salaries and marketing expense.

(Reversal) provision for credit loss — In the six months ended June 30, 2022, we reversed credit loss provision of $0.2 million, primarily due to the strengthening monitoring on accounts receivable collection. In the six months ended June 30, 2021, we made a credit loss provision of $0.3 million, primarily due to the increase in account receivables in SJ US.

Interest expense, net — Interest expense net was $3.0 million (3.5% of net sales) and $2.7 million (3.4% of net sales) for the six months ended June 30, 2022 and 2021, respectively. The increase in interest expense was primarily due to interest accrued from new convertible bonds.

Net foreign exchange gain — We had a net foreign exchange gain of $3.3 million (3.8% of net sales) and $0.7 million (0.9% of net sales) for the six months ended June 30, 2022 and 2021, respectively.

Others — We generated other income of $4.0 million (4.6% of net sales) and $0.8 million (0.9% of net sales) in the six months ended June 30, 2022 and 2021. The other income in the six months ended June 30, 2022 mainly represents the gain on PPP loan forgiveness of $5.1 million and a loss on extinguishment of convertible bonds of $2.2 million.. The other income in the six months ended June 30, 2021 mainly represents the gain on forward contracts of $0.6 million.

Income tax expense — We had a provision for income taxes of $0.7 million (0.8% of net sales) and $0.9 million (1.1% of net sales) for the six months ended June 30, 2022 and 2021, respectively. The income tax expense kept stable as there was no significant change in profit before tax of our subsidiary in Australia.

Net loss — For the foregoing reasons, we incurred a net loss of $9.0 million (10.3% of net sales) for the six months ended June 30, 2022, representing a decrease of net loss of $5.6 million compared to a net loss of $14.6 million (18.3% of net sales) for the six months ended June 30, 2021.

Liquidity and Capital Resources

Historically, we have financed our operations primarily through cash flows from bank borrowings, financing from issuance of convertible bonds, operating activities, and the proceeds from private placements and registered offerings.

As of June 30, 2022, we had $21.3 million in cash and cash equivalents, and restricted cash.

We suffered a net loss of $9.0 million during the six months ended June 30, 2022, and the cash flow used in operating activities was $11.5 million. As of June 30, 2022, there is net working capital deficit of $82.6 million and accumulated deficit of $646.5 million. These factors raise substantial doubt as to the Group’s ability to continue as a going concern. We intend to continue implementing various measures to boost revenue and control the cost and expenses within an acceptable level and other measures including: 1) negotiate with potential buyers on PV solar projects; 2) negotiate for postponing of convertible bond payments; 3) improve the profitability of the business in US; 4) strictly control and reduce business, marketing and advertising expenses; 5) obtain equity financing from certain subsidiaries’ initial public offerings; and 6) seek for certain credit facilities. While we believe that it will be successful in meeting its liquidity and cash flow requirements, there is no assurance to that effect. Our condensed consolidated financial statements do not include any adjustments that may result from the outcome of these uncertainties.

A summary of the sources and uses of cash and cash equivalents is as follows (in thousands):

	For the Six Months Ended June 30,
	2022 (Unaudited)	2021 (Unaudited)
Net cash used in operating activities	$(11,539)	$(17,097)
Net cash used in investing activities	(387)	(8,831)
Net cash generated from financing activities	15,856	11,335
Effect of exchange rate changes on cash	(522)	(105)
Net decrease in cash, cash equivalents and restricted cash	$3,408	$(14,698)

Operating Activities

Net cash used in operating activities was $11.5 million for the six months ended June 30, 2022, primarily as a result of (i) net loss of $9.0 million, (ii) gain on forgiveness of PPP loan of $5.1 million and (iii) increase in prepaid expenses and other assets of $2.2 million, and (iv) decrease in advances from customers of $1.8 million; was partially offset by (i) decrease in accounts receivable of $3.7 million, (ii) loss on extinguishment of convertible bonds of $2.2 million, and (iii) stock-based compensation expense of $1.6 million.

Net cash used in operating activities was $17.1 million for the six months ended June 30, 2021, primarily as a result of (i) net loss of $14.6 million, (ii) increase in prepaid expenses and other assets of $6.4 million and (iii) increase in inventories of $4.6 million; was partially offset by (i) increase in accounts payable of $4.0 million, (ii) increase in advances from customers of $2.7 million, and (iii) stock-based compensation expense of $2.2 million.

Investing Activities

Net cash used in investing activities was $0.4 million for six months ended June 30, 2022, primarily as a result of cash paid for purchase of property and equipment of $2.0 million, partially offset by proceeds from disposal of equipment of $1.6 million.

Net cash used in investing activities was $8.8 million for six months ended June 30, 2021, primarily as a result of cash paid for asset purchase of PDI in the amount of $8.0 million and purchase of property and equipment of $0.9 million.

Financing Activities

Net cash generated from financing activities was $15.9 million for the six months ended June 30, 2022, primarily consisted of (i) proceeds from IPO of Phoenix of $13.4 million, (ii) proceeds from issuance of convertible note of $2.0 million.

Net cash generated from financing activities was $11.3 million for the six months ended June 30, 2021, primarily consisted of (i) proceeds from issuance of ordinary shares of $13.6 million, (ii) proceeds from issuance of convertible note of $8.0 million, and (iii) net proceeds received from borrowings of $2.4 million; partially offset by (i) repayment of convertible notes of $13.8 million.

Capital Expenditures

We incurred capital expenditures of $2.4 million and $8.9 million for the six months ended June 30, 2022 and 2021, respectively. Capital commitments amounted to approximately $7.2 million as of June 30, 2022. These capital commitments were solely related to contracts signed with vendors automation production line, equipment or PV related products used for the construction of solar PV systems being developed by the Group. We expect to finance construction of these projects using cash from our operations and private placements, registered offerings, bank borrowings as well as other third-party financing options.

Trend information

Our operating results substantially depend on revenues derived from sales of PV project assets, provision of electricity, our Australian subsidiary’s trading of PV components, and our U.S. subsidiary’s business on roofing and solar energy systems installation and sales, leasing of EVs, sales of forklifts, and sale of solar modules, respectively. As the COVID-19 spread and impact of the outbreak of war in Ukraine continues, the measures implemented to curb the spread of the virus and the crisis in Ukraine have resulted in supply chain disruptions, insufficient work force and suspended manufacturing and construction works for solar industry. In light of the rapidly changing situation across different countries and regions, it remains difficult to estimate the duration and magnitude of the impact of COVID-19 and the crisis in Ukraine.

Other than as disclosed elsewhere in this quarterly report, we are not aware of any trends, uncertainties, demands, commitments or events for the six months ended June 30, 2022 that are reasonably likely to have a material effect on our net revenues, income, profitability, liquidity or capital resources, or that would cause reported consolidated financial information not necessarily to be indicative of future operating results or financial conditions.

Off-Balance Sheet Arrangements

As of June 30, 2022, we had no off-balance sheet arrangements that are or have been reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources that are material to investors. We have not entered into any derivative contracts that are indexed to our own shares and classified as shareholder’s equity, or that are not reflected in our unaudited condensed consolidated financial statements. We do not have any retained or contingent interest in assets transferred to an unconsolidated entity that serves as credit, liquidity or market risk support to such entity. We do not have any variable interest in any unconsolidated entity that provides financing, liquidity, market risk or credit support to us or engages in leasing, hedging or research and development services with us.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended June 30, 2022, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial and accounting officer have concluded that during the period covered by this report, our disclosure controls and procedures were not effective as of such date to ensure that information required to be disclosed by us in our Exchange Act reports is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial and accounting officer or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

In connection with the audit of our consolidated financial statements for the year ended December 31, 2021, we identified following material weaknesses, in the design or operation of internal controls.

(1)       Failure to maintain an effective control environment of internal control over financial reporting;

(2)       Failure to develop an effective risk assessment process to identify and evaluate at a sufficient level of detail all relevant risks of material misstatement, including business, operational, and fraud risks;

(3)       Ineffective monitoring activities to assess the operation of internal control over financial reporting;

(4)       Ineffective process-level controls associated with the revenue, purchasing and inventory, treasury, property and equipment, tax, and payroll processes that (a) addressed relevant risks, (b) provided sufficient evidence of performance, and (c) established appropriate segregation of duties, during the financial reporting processes;

(5)       Lack of sufficient controls designed and implemented for financial information processing and reporting and lacked resources with requisite skills for the financial reporting under U.S. GAAP;

(6)       Lack of sufficient controls designed and implemented in IT environment and IT general control activities, which mainly associated with areas of logical access security, system change, computer operation and service organization control monitoring activities. Certain process-level automated controls and manual controls that are dependent on the completeness and accuracy of information derived from the affected information technology systems were also ineffective.

We intend to implement measures designed to improve the Company’s internal control over financial reporting to address the underlying causes of these material weaknesses, including:

(1)       Strengthen overview and monitoring from the Company’s governance, and set up the Company’s internal audit department who reports to the audit committee directly, to ensure enhanced oversight over the Company’s financial reporting function.

(2)       Engage a professional adviser to review, test and optimize the Company’s internal control system, particularly focusing on the material weaknesses identified as above.

(3)       Launch and improve the internal control execution plan to supervise and monitor the operational functions.

(4)       Establish a formal and systematic risk assessment program and involve upper management to identify.

(5)       Provide our accounting team and other relevant personnel with more comprehensive guidelines and training on the policies and controls over financial reporting under U.S. GAAP and SEC rules and requirements

(6)       Strengthen the review controls on journal entries and accounting treatments and adjustment by providing our accounting team with more comprehensive guidelines on the policies and controls over financial reporting under U.S. GAAP and SEC rules and requirements.

(7)       Enhance management monitoring and review of key processes with more comprehensive guidelines on the policies and controls over financial reporting.

(8)       Strengthen the monitoring and evaluation of the independent and competent tax and accounting agencies.

(9)       Strengthen the supervision and controls on the IT functions, including the enhancement of logical security and monitor service provider and analyze risks.

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

For more information on our legal proceedings, see Note [8(b)] to the unaudited condensed consolidated financial statements in Part I, Item 1 of this Quarterly Report Form 10-Q.

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

Date: August 15, 2022

