Form 10-Q
period 2022-09-30
SPI Energy Co., Ltd.
filed 2022-11-14
CIK 1210618

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

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

As of November 14, 2022, 28,841,236 ordinary shares, par value $0.0001 per share, were issued and outstanding.

PART I

Item 1. Financial Statements

SPI ENERGY CO., LTD.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except for share and per share data)

	September 30, 2022	December 31, 2021
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$6,104	$9,765
Restricted cash	6,693	8,080
Accounts receivable, net	19,418	22,599
Contract asset	1,625	1,621
Inventories	25,966	23,242
Project assets held for sale	10,423	8,946
Prepaid expenses and other current assets, net	12,418	9,584
Amount due from related parties	332	230
Total current assets	82,979	84,067
Intangible assets, net	2,894	3,433
Goodwill	4,896	4,896
Prepayment for purchase of equipment	6,706	268
Property and equipment, net	30,615	35,750
Project assets, noncurrent	15,188	15,969
Investment in affiliates	69,606	69,606
Operating lease right-of-use assets	11,277	13,923
Deferred tax assets, net	81	168
Total assets	$224,242	$228,080
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$30,657	$25,612
Accrued liabilities	16,494	10,094
Income taxes payable	2,671	1,684
Advance from customers	6,749	4,924
Short-term borrowings and current portion of long-term borrowings	7,055	9,120
Amount due to an affiliate	10,447	10,603
Convertible bonds	45,418	48,603
Accrued warranty reserve	481	628
Amount due to related parties	1,113	–
Operating lease liabilities, current	1,762	1,351
Consideration payable	56,989	61,219
Total current liabilities	179,836	173,838
Long-term borrowings, excluding current portion	6,397	12,800
Deferred tax liabilities, net	2,570	2,970
Operating lease liabilities, non-current	11,250	12,522
Total liabilities	200,053	202,130
Equity:
Ordinary shares, par $0.0001, 500,000,000 shares authorized, 28,841,236 and 25,352,060 shares issued and outstanding as of September 30, 2022 and December 31, 2021, respectively	3	3
Additional paid in capital	717,341	695,073
Accumulated other comprehensive loss	(39,102)	(35,257)
Accumulated deficit	(659,987)	(637,390)
Total equity attributable to the shareholders of SPI Energy Co., Ltd.	18,255	22,429
Noncontrolling interests	5,934	3,521
Total equity	24,189	25,950
Total liabilities and equity	$224,242	$228,080

The accompany notes are an integral part of these condensed consolidated financial statements.

SPI ENERGY CO., LTD.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except for share and per share data)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2022	2021	2022	2021
Net revenues	$43,212	$38,964	$130,331	$118,404
Cost of revenue	(45,501)	(40,066)	(126,039)	(112,139)
Gross (loss) profit	(2,289)	(1,102)	4,292	6,265
Operating expenses:
General and administrative	8,847	9,506	25,600	26,775
Sales, marketing and customer service	1,080	3,172	3,691	5,418
Impairment charges on long-lived assets	1,809	–	1,809	–
(Reversal) provision of credit losses	(262)	2,184	(471)	2,503
Total operating expenses	11,474	14,862	30,629	34,696
Operating loss	(13,763)	(15,964)	(26,337)	(28,431)

Other income (expense):
Interest expense, net	(1,282)	(880)	(4,320)	(3,582)
Loss on extinguishment of convertible bonds	(422)	–	(2,634)	–
Net foreign exchange gain	2,603	870	5,927	1,580
Others	71	(9)	6,278	743
Total other income (expense), net	970	(19)	5,251	(1,259)
Net loss before income taxes	(12,793)	(15,983)	(21,086)	(29,690)
Income tax expense	700	496	1,411	1,356
Net loss	$(13,493)	$(16,479)	$(22,497)	$(31,046)
Less: Net (loss) income attributable to noncontrolling interests	(54)	103	100	445
Net loss attributable to shareholders of SPI Energy Co., Ltd.	$(13,439)	$(16,582)	$(22,597)	$(31,491)

Net loss per ordinary share: Basic and Diluted	$(0.48)	$(0.69)	$(0.83)	$(1.32)

Weighted average shares outstanding: Basic and Diluted	28,090,018	24,164,636	27,230,553	23,850,830

The accompany notes are an integral part of these unaudited condensed consolidated financial statements.

SPI ENERGY CO., LTD.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(In thousands)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2022	2021	2022	2021
Net loss	$(13,493)	$(16,479)	$(22,497)	$(31,046)
Other comprehensive loss, net of tax of nil:
Foreign currency translation adjustments	(2,195)	(1,039)	(4,557)	(1,325)
Total comprehensive loss	(15,688)	(17,518)	(27,054)	(32,371)
Comprehensive (loss) income attributable to noncontrolling interests	(77)	90	(612)	179
Comprehensive loss attributable to shareholder of SPI Energy Co., Ltd.	$(15,611)	$(17,608)	$(26,442)	$(32,550)

The accompany notes are an integral part of these unaudited condensed consolidated financial statements.

SPIENERGY CO., LTD.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF EQUITY

(In thousands, except for share and per share data)

	Ordinary Shares		Additional Paid-In	Accumulated	Accumulated Other Comprehensive	Equity Attributable to Shareholders of SPI Energy	Noncontrolling	Total
	Shares	Amount	Capital	Deficit	Loss	Co., Ltd.	Interests	Equity
Balances at December 31, 2021	25,352,060	$3	$695,073	$(637,390)	$(35,257)	$22,429	$3,521	$25,950
Net loss	–	–	–	(6,845)	–	(6,845)	59	(6,786)
Foreign currency translation adjustments	–	–	–	–	728	728	(663)	65
Issuance of restricted share units to employees	229,888	–	623	–	–	623	–	623
Settlement of convertible debt with ordinary shares	752,393	–	1,750	–	–	1,750	–	1,750
Issuance of ordinary shares for settlement of consideration related to Acquisition of Phoenix	42,442	–	–	–	–	–	–	–
Share-based compensation expense	–	–	595	–	–	595	–	595
Balances at March 31, 2022	26,376,783	$3	$698,041	$(644,235)	$(34,529)	$19,280	$2,917	$22,197
Net loss	–	–	–	(2,313)	–	(2,313)	95	(2,218)
Foreign currency translation adjustments	–	–	–	–	(2,401)	(2,401)	(26)	(2,427)
Settlement of convertible debt with ordinary shares	1,615,784	–	5,337	–	–	5,337	–	5,337
Issuance of ordinary shares of Phoenix in its IPO	–	–	11,344	–	–	11,344	2,094	13,438
Share-based compensation expense	–	–	340	–	–	340	–	340
Balances at June 30, 2022	27,992,567	$3	$715,062	$(646,548)	$(36,930)	$31,587	$5,080	$36,667
Net loss	–	–	–	(13,439)	–	(13,439)	(54)	(13,493)
Foreign currency translation losses	–	–	–	–	(2,172)	(2,172)	(23)	(2,195)
Settlement of convertible debt with ordinary shares	848,669	–	1,572	–	–	1,572	–	1,572
Issuance of unrestricted shares to the managements of Phoenix	–	–	–	–	–	–	793	793
Exercise of vested options by employees of Phoenix	–	–	–	–	–	–	138	138
Stock based compensation	–	–	707	–	–	707	–	707
Balances at September 30, 2022	28,841,236	$3	$717,341	$(659,987)	$(39,102)	$18,255	$5,934	$24,189

	Ordinary Shares		Additional Paid-In	Accumulated	Accumulated Other Comprehensive	Equity Attributable to Shareholders of SPI Energy	Noncontrolling	Total
	Shares	Amount	Capital	Deficit	Loss	Co., Ltd.	Interests	Equity
Balances as of December 31, 2020	22,340,689	$2	$670,101	$(591,899)	$(32,947)	$45,257	$3,129	$48,386
Net loss	–	–	–	(8,339)	–	(8,339)	239	(8,100)
Foreign currency translation adjustments	–	–	–	–	34	34	(248)	(214)
Issuance of ordinary shares in offering	1,365,375	–	13,591	–	–	13,591	–	13,591
Share-based compensation	–	–	3,074	–	–	3,074	–	3,074
Exercise of share option	157,000	–	600	–	–	600	–	600
Balances as of March 31, 2021	23,863,064	$2	$687,366	$(600,238)	$(32,913)	$54,217	$3,120	$57,337
Net loss	–	–	–	(6,570)	–	(6,570)	103	(6,467)
Foreign currency translation adjustments	–	–	–	–	(67)	(67)	(5)	(72)
Settlement of convertible debt with ordinary shares	74,659	–	350	–	–	350	–	350
Share-based compensation	–	–	(837)	–	–	(837)	–	(837)
Exercise of share option	128,500	–	491	–	–	491	–	491
Issuance of ordinary shares for purchasing services	5,000	–	34	–	–	34	–	34
Balances at June 30, 2021	24,071,223	$2	$687,404	$(606,808)	$(32,980)	$47,618	$3,218	$50,836
Net loss	–	–	–	(16,582)	–	(16,582)	103	(16,479)
Foreign currency translation adjustments	–	–	–	–	(1,026)	(1,026)	(13)	(1,039)
Issuance of restricted share units to employees	184,000	–	1,167	–	–	1,167	–	1,167
Settlement of convertible debt with ordinary shares	487,504	–	2,102	–	–	2,102	–	2,102
Share-based compensation	–	–	1,658	–	–	1,658	–	1,658
Balances at September 30, 2021	24,742,727	$2	$692,331	$(623,390)	$(34,006)	$34,937	$3,308	$38,245

The accompany notes are an integral part of these unaudited condensed consolidated financial statements.

SPI ENERGY CO., LTD.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	For the Nine Months Ended September 30,
	2022	2021
Cash flows from operating activities:
Net cash used in operating activities	$(12,968)	(22,460)

Cash flows from investing activities:
Purchase of property and equipment	(6,539)	(1,152)
Acquisitions of PDI	–	(8,003)
Proceeds from disposal of property and equipment	1,924	102
Net cash used in investing activities	(4,615)	(9,053)

Cash flows from financing activities:
Proceeds from issuance of ordinary shares	–	13,591
Repayment of borrowings	(114,605)	(128,966)
Proceeds from borrowings	112,532	131,207
Proceeds from issuance of convertible bond	2,000	12,000
Repayment of convertible bonds	–	(13,820)
Proceeds from exercise of employee stock options	138	–
Proceeds from exercise of options issued to Lighting Charm Limited during disposition of SPI China	–	1,091
Proceeds from IPO of a subsidiary	13,438	–
Net cash provided by financing activities	13,503	15,103

Effect of exchange rate changes on cash	(968)	(1,155)

Decrease in cash, cash equivalents and restricted cash	(5,048)	(17,565)
Cash, cash equivalents and restricted cash at beginning of period	17,845	39,782
Cash, cash equivalents and restricted cash at end of period	$12,797	$22,217

Reconciliation of cash, cash equivalents, and restricted cash to the consolidated balance sheets
Cash and cash equivalents	$6,104	$19,818
Restricted cash	6,693	2,399
Total cash, cash equivalents, and restricted cash	$12,797	$22,217

Supplemental cash flow information:
Interest paid	$1,896	$905
Income tax paid	$7	$58
Non-cash activities:
Right of use assets obtained in exchange for operating lease obligations	$428	$2,628
Reclassification from project asset or inventory to property and equipment	765	–
Settlement of convertible debt with ordinary shares	$8,659	$2,452

The accompany notes are an integral part of these unaudited condensed consolidated financial statements.

SPI ENERGY CO., LTD.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in US$ thousands, except share and per share data)

1.	Description of Business and Organization

Description of Business

SPI Energy Co., Ltd. (“SPI Energy” or the “Company”) and its subsidiaries (collectively the “Group”) is engaged in the provision of photovoltaic (“PV”), roofing and solar energy systems installation, and electric vehicle (“EV”) solutions for business, residential, government and utility customers and investors. The Group is also starting to assemble solar modules for sale in the United States in 2022.

Organization

The major subsidiaries of the Group as of September 30, 2022 are summarized as below:

Major Subsidiaries	Abbreviation	Location
SolarJuice Co., Ltd	SJ Cayman	Cayman
Solar Juice Pty Ltd.	SJ Australia	Australia
Solarjuice American Inc.	SJ US	United States
Sloar4america Technology Inc. (formerly named Solarjuice Technology Inc.)	SJT	United States
Italsolar S.r.l.	SPI Italy	Italy
SPI Solar Japan G.K.	SPI Japan	Japan
Solar Power Inc UK Service Limited	SPI UK	United Kingdom
SPI Solar Inc.	SPI US	United States
Heliostixio S.A.	Heliostixio	Greece
Heliohrisi S.A.	Heliohrisi	Greece
Thermi Sun S.A.	Thermi Sun	Greece
Knight Holding Corporation	Knight	United States
Edisonfuture Inc.	Edisonfuture	United States
Phoenix Motor Inc.	Phoenix	United States
Phoenix Motorcars Leasing LLC	PML	United States

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

The Group’s condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of the business. The Group had recurring losses from operations. The Group has incurred a net loss of $22,497 during the nine months ended September 30, 2022, and the cash flow used in operating activities was $12,968. As of September 30, 2022, there is net working capital deficit of $96,857 and accumulated deficit of $659,987. These factors raise substantial doubt as to the Group’s ability to continue as a going concern. The Group intends to continue implementing various measures to boost revenue and control the cost and expenses within an acceptable level and other measures including: 1) negotiate with potential buyers on PV solar projects; 2) negotiate for postponing of convertible bond payments; 3) improve the profitability of the business in US; 4) strictly control and reduce business, marketing and advertising expenses; 5) obtain equity financing from certain subsidiaries’ initial public offerings; and 6) seek for certain credit facilities. While the Group believes that it will be successful in meeting its liquidity and cash flow requirements, there is no assurance to that effect. The Group’s condensed consolidated financial statements do not include any adjustments that may result from the outcome of these uncertainties.

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

In the opinion of management, the information reflects all adjustments necessary to make the results of operations for the interim periods a fair statement of such operations. All such adjustments are of a normal recurring nature. Quarterly results are not necessarily indicative of results for the full year. The condensed consolidated balance sheet as of December 31, 2021 has been derived from the audited consolidated financial statements at that date but does not include all information and footnotes required by U.S. GAAP for complete financial statements. These unaudited condensed consolidated financial statements should be read in conjunction with the audited financial statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2021.

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

The Group’s accounting practices under Accounting Standards Codification (“ASC”) No. 606 are as followings:

The Group generates revenue from sales of PV components, roofing and solar energy systems installation, electricity revenue with Power Purchase Agreements (“PPAs”), sales and leasing of EV, and others for the nine months ended September 30, 2022 and 2021.

Sale of PV components

Revenue on sale of PV components includes one performance obligation of delivering the products and the revenue is recognized at a point in time following the transfer of control of such products to the customer, which typically occurs upon shipment or acceptance of the customer depending on the terms of the underlying contracts.

Revenue from roofing and solar energy systems installation

Revenue from roofing and solar energy system installation is recognized over time.

For revenue from solar energy system installation, the Group’s only performance obligation is to design and install a customize solar energy system, sometimes, reinstall the customer’s existing solar energy system. For roofing the Group’s only performance obligation is to design and build roof system per customer selection.

All costs to obtain and fulfill contracts associated with system sales and other product sales are expensed to cost of revenue when the corresponding revenue is recognized.

The Group recognizes revenue using a cost-based input method that recognizes revenue and gross profit as work is performed based on the relationship between actual costs incurred compared to the total estimated cost of the contract, to determine the Group’s progress towards contract completion and to calculate the corresponding amount of revenue and gross profit to recognize. The total estimated cost of the contract consists of material cost and labor cost, and is developed based on the size and specific situation of different jobs. Changes in estimates are mainly due to: (i) unforeseen field conditions that impacts the estimated workload, and (ii) change of the unit price of material or labor cost.

If the estimated total costs on any contract are greater than the net contract revenues, the Group recognizes the entire estimated loss in the period the loss becomes known.

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

EV leasing revenue includes revenue recognized under lease accounting guidance for direct leasing programs. The Group accounts for these leasing transactions as operating leases under ASC 842 Leases, and revenues are recognized on a straight-line basis over the contractual term.

Other revenue

Other revenue mainly consisted of revenue generated from sales of self-assembled solar panels, sales of component and charging stations, sales of forklifts, engineering and maintenance service, shipping and delivery service, and others. Other revenues are recognized at a point in time following the transfer of control of such service or products to the customer, which typically occurs upon shipment of product or acceptance of the customer depending on the terms of the underlying contracts.

Disaggregation of revenues

The following table illustrates the disaggregation of revenue by revenue stream and by geographical location for the three and nine months ended September 30, 2022 and 2021:

By revenue stream	For the nine months ended September 30, 2022 (Unaudited)
	Sales of PV components	Revenue from roofing and solar systems installation	Electricity revenue with PPAs	Automotive sales & leasing	Others	Total
Australia	$94,953	$–	$–	$–	$660	$95,613
Italy	–	–	776	–	–	776
United States	1,608	23,735	–	2,572	2,330	30,245
United Kingdom	–	–	1,561	–	–	1,561
Greece	–	–	2,136	–	–	2,136
Total	$96,561	$23,735	$4,473	$2,572	$2,990	$130,331

By revenue stream	For the three months ended September 30, 2022 (Unaudited)
	Sales of PV components	Revenue from roofing and solar systems installation	Electricity revenue with PPAs	Automotive sales & leasing	Others	Total
Australia	$35,399	$–	$–	$–	$218	$35,617
Italy	–	–	308	–	–	308
United States	305	3,582	–	411	1,575	5,873
United Kingdom	–	–	629	–	–	629
Greece	–	–	785	–	–	785
Total	$35,704	$3,582	$1,722	$411	$1,793	$43,212

By revenue stream	For the nine months ended September 30, 2021 (Unaudited)
	Sales of PV components	Revenue from roofing and solar systems installation	Electricity revenue with PPAs	Automotive sales & leasing	Others	Total
Australia	$88,168	$–	$–	$–	$835	$89,003
Italy	–	–	498	–	–	498
United States	–	23,603	–	1,680	267	25,550
United Kingdom	–	–	1,036	–	–	1,036
Greece	–	–	2,317	–	–	2,317
Total	$88,168	$23,603	$3,851	$1,680	$1,102	$118,404

By revenue stream	For the three months ended September 30, 2021 (Unaudited)
	Sales of PV components	Revenue from roofing and solar systems installation	Electricity revenue with PPAs	Automotive sales & leasing	Others	Total
Australia	$27,365	$–	$–	$–	$203	$27,568
Italy	–	–	177	–	–	177
United States	–	9,240	–	554	122	9,916
United Kingdom	–	–	365	–	–	365
Greece	–	–	938	–	–	938
Total	$27,365	$9,240	$1,480	$554	$325	$38,964

Contract balance

The following table provides information about contract assets and contract liabilities from contracts with customers:

	September 30, 2022 (Unaudited)	December 31, 2021
Contract assets	$1,625	$1,621
Advance from customers	$6,749	$4,924

The contract assets primarily relate to the Group’s rights to consideration for work completed but not billed at the reporting date, primarily for the revenue from roofing and solar energy systems installation in the United States. The contract assets are transferred to receivables when the rights become unconditional after billing is issued.

Advance from customers, which representing a contract liability, represents mostly unrecognized revenue amount received from customers. Advance from customers is recognized as (or when) the Group performs under the contract. During the nine months ended September 30, 2022 and 2021, the Group recognized $4,924 and $1,377 as revenue that was included in the balance of advance from customers at January 1, 2022 and 2021, respectively.

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

4.	Accounts Receivable, Net

The accounts receivable, net as of September 30, 2022 and December 31, 2021 consisted of the following:

	September 30,	December 31,
	2022 (Unaudited)	2021
Accounts receivable	$21,739	$25,419
Less: Allowance for credit losses	(2,321)	(2,820)
Accounts receivable, net	$19,418	$22,599

For the three months and nine months ended September 30, 2022, the Group reversed credit losses of $262 and $471, respectively. For the three months and nine months ended September 30, 2021, the Group recorded credit losses with amount of $2,184 and $2,503, respectively.

5.	Inventories

Inventories as of September 30, 2022 and December 31, 2021 consisted of the following:

	September 30,	December 31,
	2022 (Unaudited)	2021
Finished goods	$17,273	$17,108
Goods in transit	2,392	2,846
Work in process	1,423	582
Raw materials	4,878	2,706
Total inventories	$25,966	$23,242

For the three months and nine months ended September 30, 2022, the Group recorded no write-downs for inventories. For the three months and nine months ended September 30, 2021, the Group recorded nil and $131 write-down for inventories, respectively.

6.	Share-based Compensation

The following table summarizes the consolidated share-based compensation expense, by type of awards:

	For the three months ended		For the nine months ended
	September 30,	September 30,	September 30,	September 30,
	2022	2021	2022	2021
Employee stock options	$707	$1,658	$1,642	$3,895
Issuance of restricted share units to employees	–	1,167	623	1,167
Total share-based compensation expense	$707	$2,825	$2,265	$5,062

The following table summarizes the consolidated share-based compensation by line items:

	For the three months ended		For the nine months ended
	September 30,	September 30,	September 30,	September 30,
	2022	2021	2022	2021
General and administrative	$698	$2,830	$2,252	$5,061
Sales, marketing and customer service	9	(5)	13	1
Total share-based compensation expense, net of nil income taxes	$707	$2,825	$2,265	$5,062

Unrestricted stock units and stock options granted by a subsidiary

During the three months ended September 30, 2022, the Board of Directors of Phoenix Motor Inc. (“Phoenix”), a subsidiary of the Group, approved the grants of unrestricted stock units to core management members and other management, pursuant to the terms of the 2021 Plan. The total number of unrestricted stock units granted was 505,000 shares of Phoenix’s ordinary shares. The vesting schedules are 100% vested at the grant date for all the grants. The Group used the market price of Phoenix’s shares at grant date as the fair value of the unrestricted stock units in calculating the share based compensation expense. During the three months ended September 30, 2022, the stock-based compensation expense for grants of stock units was $793.

7.	Net Loss Per Share

As a result of the net loss for the three and nine Months ended September 30, 2022 and 2021, there is no dilutive impact to the net loss per share calculation for the period.

For the three months and nine months ended September 30, 2022 and 2021, the following securities were excluded from the computation of diluted net loss per share as inclusion would have been anti-dilutive.

	For the three months ended		For the nine months ended
	September 30,	September 30,	September 30,	September 30,
	2022	2021	2022	2021
Share options and non-vested restricted stock	10,000	30,800	10,000	30,800
Convertible bonds	524,500	702,000	524,500	702,000
Committed shares	–	114,770	–	114,770
Total	534,500	847,570	534,500	847,570

8.	Commitments and Contingencies

(a)	Commitments

As of September 30, 2022, the Group had capital commitments of approximately $8,142. These capital commitments were solely related to contracts signed with vendors automation production line, equipment or PV related products used for the construction of solar PV systems being developed by the Group.

The capital commitments as at balance sheet dates disclosed above do not include those incomplete acquisitions for investment and business as at balance sheet dates as the agreements could either be terminated unconditionally without any penalty or cancelable when the closing conditions as specified in the agreements could not be met.

(b)	Contingencies

On January 26, 2018, Sinsin Group filed a complaint against the Group requesting the payment of outstanding purchase price and related interest of $43,595 (EUR 38,054). On June 25, 2018, an interim measures judgment was made which appointed an interim management of Sinsin, consisting of two members elected by Sinsin Group and one member elected by the Group. The interim management would manage the bank accounts of Sinsin and collect the proceeds of electric energy revenue. On October 29, 2020, an arbitration decision was made that the Group will need to pay the outstanding purchase price of $43,595 (EUR 38,054), together with interest at 6% accruing from November 20, 2015 on half of the outstanding purchase and from September 30, 2016 on the remaining half of the outstanding purchase price to the date of eventual payment. The Group filed an application for appeals in the court of Malta but was turned down by the court in November 2021. The Group furtherly filed an application of retrial and suspension of the enforcement of the awards. The application of retrial was rejected by the court on March 30, 2022. We are aware that on November 2, 2022, Sinsin filed an action to confirm these arbitral awards pursuant to the Convention on the Recognition and Enforcement of Foreign Arbitral Awards of June 10, 1958 (“New York Convention”) as implemented by the Federal Arbitration Act (“FAA”) before U.S. District Court Eastern District of California. As of the date of this report, the Group was not served with the action. and the Group is negotiating with Sinsin in order to achieve a settlement to suspend and dismiss the enforcement of these arbitration awards.

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

(a) Customers

A substantial percentage of the Group’s net revenue comes from sales made to a large number of customers at a small transaction amount, to whom sales are typically made on an open account basis.

There was no customer of which the revenue accounted for 10% or more of total net revenue for the three months and nine months ended September 30, 2022 and 2021.

As of September 30, 2022, there was one customer of which the accounts receivable accounted for 13% of total accounts receivable. As of December 31, 2021, there was one customer of which the accounts receivable accounted for 21% of total accounts receivable.

(b) Suppliers

As of September 30, 2022, there was two suppliers of which the accounts payable accounted for 18% and 12% of total accounts payable, respectively. As of December 31, 2021, there was no supplier of which the accounts payable accounted for 10% or more of total accounts payable.

10.	Related Party Transactions

The amount due from related parties were $332 and $230 as of September 30, 2022 and December 31, 2021, respectively, represented the advance payment to management and another related party for business operation.

The amount due to related parties were $1,113 and nil as of September 30, 2022 and December 31, 2021, respectively, represented the short term loan from the Chairman of the Board of Directors for the Company with no interest and due on demand.

11.	Segment information

For the three months and nine months ended September 30, 2022 and 2021, there are three operating segments: (1) EV business, (2) renewable energy solutions business and (3) solar projects development business. The Group’s CODM assess the performance of each segment based on revenue, cost of revenue and total assets. Other than the information provided below, the CODM does not use any other measures by segments.

Summarized information by segments for the three months and nine months ended September 30, 2022 and 2021 is as follows:

	For the three months ended September 30, 2022 (Unaudited)
	Renewable energy solutions	PV stations constructions and operations	Electric vehicles	Others	Total
	USD	USD	USD	USD	USD
Revenues from external customers	38,843	1,085	411	2,873	43,212
Cost of revenue	41,811	646	288	2,756	45,501
Gross profit (loss)	(2,968)	439	123	117	(2,289)

	For the three months ended September 30, 2021 (Unaudited)
	Renewable energy solutions	PV stations constructions and operations	Electric vehicles	Others	Total
	USD	USD	USD	USD	USD
Revenues from external customers	36,606	1,408	554	396	38,964
Cost of revenue	37,647	566	183	1,670	40,066
Gross profit (loss)	(1,041)	842	371	(1,274)	(1,102)

	For the nine months ended September 30, 2022 (Unaudited)
	Renewable energy solutions	PV stations constructions and operations	Electric vehicles	Others	Total
	USD	USD	USD	USD	USD
Revenues from external customers	120,296	4,473	2,572	2,990	130,331
Cost of revenue	119,436	1,646	2,013	2,944	126,039
Gross profit (loss)	860	2,827	559	46	4,292

	For the nine months ended September 30, 2021 (Unaudited)
	Renewable energy solutions	PV stations constructions and operations	Electric vehicles	Others	Total
	USD	USD	USD	USD	USD
Revenues from external customers	111,771	3,851	1,680	1,102	118,404
Cost of revenue	106,215	1,680	1,836	2,408	112,139
Gross profit (loss)	5,556	2,171	(156)	(1,306)	6,265

Summarized information by segments as of September 30, 2022 and December 31, 2021 is as follows:

	As of September 30, 2022 (Unaudited)	As of December 31, 2021
	USD	USD
Segment assets
Renewable energy solutions	59,829	52,946
Solar projects development	132,136	144,852
Electric vehicles	22,560	17,738
Others	9,717	12,544
Total segment assets	224,242	228,080

Total long-lived assets excluding financial instruments, intangible assets, long-term investment and goodwill by country were as follows:

	As of September 30, 2022 Unaudited	As of December 31, 2021
	USD	USD
Australia	1,098	577
United States	40,079	37,021
Japan	868	1,414
Italy	1,465	1,749
United Kingdom	7,395	9,477
Greece	12,881	15,404
Total long-lived assets	63,786	65,642

12.	Subsequent Events

Extension of Convertible Promissory Note

On October 28,2022, the Group entered a series of supplementary agreements with Streeterville Capital, LLC (the “Lender”), where by, the Convertible Promissory Note issued on June 9, 2021 in the principal amount of $4,210 was extended from June 9, 2022 to June 9, 2023, the Convertible Promissory Note issued on September 30, 2021 in the principal amount of $4,210 was extended from September 30, 2022 to September 30, 2023, the Convertible Promissory Note issued on November 12, 2021 in the principal amount of $4,210 was extended from November 12, 2022 to November 12, 2023.

The Group has evaluated subsequent events through the date of issuance of the unaudited condensed consolidated financial statements, there were no other subsequent events occurred that would require recognition or disclosure in the consolidated financial statements except for the above extension of convertible promissory note and the litigation with Sinsin Group as disclosed in note 8(b) to the condensed consolidated financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Forward-Looking Statements

You should read the following discussion and analysis of our financial condition and results of operations in conjunction with our consolidated financial statements and the related notes included elsewhere in this quarterly report. Our consolidated financial statements have been prepared in accordance with U.S. GAAP. The following discussion and analysis contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, including, without limitation, statements regarding our expectations, beliefs, intentions or future strategies that are signified by the words “expect,” “anticipate,” “intend,” “believe,” or similar language. All forward-looking statements included in this document are based on information available to us on the date hereof, and we assume no obligation to update any such forward-looking statements. Our business and financial performance are subject to substantial risks and uncertainties. Actual results could differ materially from those projected in the forward-looking statements. In evaluating our business, you should carefully consider the information set forth under the heading “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2021. Readers are cautioned not to place undue reliance on these forward-looking statements.

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

Our liquidity position has deteriorated since 2015. We suffered a net loss of $22.5 million during the nine months ended September 30, 2022, and the cash flow used in operating activities was $13.0 million. For a detailed discussion, please see “Item 2 - Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources”.

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

Basis of presentation, management estimates and critical accounting policies

Our unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”) and include the accounts of our company, and all of our subsidiaries. We prepare financial statements in conformity with U.S. GAAP, which requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities on the date of the financial statements and the reported amounts of revenues and expenses during the financial reporting period. We continually evaluate these estimates and assumptions based on the most recently available information, our own historical experience and various other assumptions that we believe to be reasonable under the circumstances. Since the use of estimates is an integral component of the financial reporting process, actual results could differ from those estimates. Some of our accounting policies require higher degrees of judgment than others in their application. In order to understand the significant accounting policies that we adopted for the preparation of our condensed consolidated financial statements, readers should refer to the information set forth in Note 3 “Summary of significant accounting policies” to our audited financial statements in our 2021 Form 10-K.

Principal Factors Affecting Our Results of Operations

We believe that the following factors have had, and we expect that they will continue to have, a significant effect on the development of our business, financial condition and results of operations.

COVID-19

The pandemic of a novel coronavirus (COVID-19) has resulted in a widespread health crisis that has adversely affected the economies and financial markets worldwide. Due to the worldwide growing trend in availability and administration of vaccines against Covid-19, many restrictions resulted from the pandemic were gradually lifted by governments across the globe. However, the future impact of the Covid-19 pandemic remains highly uncertain.. Our first priority continues to be to protect and support our employees while maintaining company operations and support of our customers with as few disruptions as possible. We have reduced the risk of exposure to infection, including reduced travel, cancellation of meetings and events, and implementation of work-at- home policies.

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

Results of Operations for the Three Months Ended September 30, 2022 and 2021

The following table sets forth a summary, for the periods indicated, of our consolidated results of operations (in thousands) and each item expressed as a percentage of our total net sales. Our historical results presented below are not necessarily indicative of the results that may be expected for any future period.

	For the Three Months Ended September 30,
	2022 (Unaudited)		2021 (Unaudited)
Net revenues	$43,212	100.0%	$38,964	100.0%
Cost of revenues	45,501	105.3%	40,066	102.8%
Gross loss	(2,289)	-5.3%	(1,102)	-2.8%
Operating expenses:
General and administrative	8,847	20.5%	9,506	24.4%
Sales, marketing and customer service	1,080	2.5%	3,172	8.1%
Impairment charges on long-lived assets	1,809	4.2%	–	–
(Reversal) Provision for credit losses	(262)	-0.6%	2,184	5.6%
Total operating expenses	11,474	26.6%	14,862	38.1%
Operating loss	(13,763)	-31.8%	(15,964)	-41.0%
Other (expense) income:
Interest expenses, net	(1,282)	-3.0%	(880)	-2.3%
Loss on extinguishment of convertible bonds	(422)	-1.0%	–	–
Net foreign exchange gain	2,603	6.0%	870	2.2%
Others	71	0.2%	(9)	–
Total other income (expenses), net	970	2.2%	(19)	–
Loss before income taxes	(12,793)	-29.6%	(15,983)	-41.0%
Income taxes expense	700	1.6%	496	1.3%
Net loss	$(13,493)	-31.2%	$(16,479)	-42.3%

Net revenues — Net revenues were $43.2 million and $39.0 million for the three months ended September 30, 2022 and 2021, respectively, representing an increase of $4.2 million or 10.9%. The increase in net sales for the three months ended September 30, 2022 over the comparative period was primarily due to the increase of revenue from sales of PV components of $8.3 million and $1.4 million from sales of solar modules, and was partially net off by the decrease of revenue from roofing and solar energy systems installation of $5.7 million.

Cost of revenues — Cost of revenues was $45.5 million (105.3% of net sales) and $40.1 million (102.8% of net sales) for the three months ended September 30, 2022 and 2021, respectively, representing an increase of $5.4 million or 13.6%. The increase in cost of goods sold was consistent with the increase of net revenues.

Gross loss — Our gross loss decreased from $1.1 million in the three months ended September 30, 2021 to $2.3 million in the three months ended September 30, 2022. Gross margins were -5.3% and -2.8% for the three months ended September 30, 2022 and 2021, respectively. The decrease in gross margin was primarily due to the decrease in gross margin of roofing and solar energy system installation. Since the Company's indirect costs of job management is relatively fixed, the decrease in number of work-in-progress jobs significantly decreased the overall GP of roofing and solar energy system installation.

General and administrative expenses — General and administrative expenses were $8.8 million (20.5% of net sale) and $9.5 million (24.4% of net sale) for the three months ended September 30, 2022 and 2021, respectively, representing a decrease of $0.7 million, or 6.9%. The decrease of general and administrative expenses was mainly due to the decrease in stock-based compensation expense.

Sales, marketing and customer service expenses — Sales, marketing and customer service expenses were $1.1 million (2.5% of net sales) and $3.2 million (8.1% of net sales) for the three months ended September 30, 2022 and 2021, respectively, representing a decrease of $2.1 million, or 66.0%. The decrease was mainly due to the decrease of amortization of the cost of customer list and work in process contracts purchased from the PDI.

Impairment charges on long-lived assets — Impairment charges on long-lived assets were $1.8 million and nil for the three months ended September 30, 2022 and 2021, respectively, which was mainly due to the impairment of right-of-use assets of SJ US.

(Reversal) Provision for credit loss — In the three months ended September 30, 2022, we reversed credit loss provision of $0.3 million, primarily due to the strengthening monitoring on accounts receivable collection. In the three months ended September 30, 2021, we accrued credit loss provision of $2.2 million which is mainly due to additional provision made for the accounts receivable from the business of roofing and solar energy systems installation in U.S.

Interest expense, net — Interest expense, net was $1.3 million (3.0% of net sales) and $0.9 million (2.3% of net sales) for the three months ended September 30, 2022 and 2021, respectively. The increase in interest expense was primarily due to interest accrued from new convertible bonds.

Loss on extinguishment of convertible bonds — We had a loss on extinguishment of convertible bonds of $0.4 million (1.0% of net sales) for the three months ended September 30, 2022. The loss came from the extinguishment of the convertible bonds during the current period.

Net foreign exchange gain — We had a net foreign exchange gain of $2.6 million (6.0% of net sales) and $0.9 million (2.2% of net sales) for the three months ended September 30, 2022 and 2021, respectively. The variance is mainly due the fluctuation of exchange rate for EUR/USD and AUD/USD.

Income tax expense — We had a provision for income taxes of $0.7 million (1.6% of net sales) and $0.5 million (1.3% of net sales) for the three months ended September 30, 2022 and 2021, respectively. The income tax expense kept stable as there was no significant change in profit before tax of our subsidiary in Australia.

Net loss — For the foregoing reasons, we incurred a net loss of $13.5 million (31.2% of net sales), for the three months ended September 30, 2022, representing a decrease of net loss of $3.0 million compared to a net loss of $16.5 million (42.3% of net sales) for the three months ended September 30, 2021.

Results of Operations for the Nine Months Ended September 30, 2022 and 2021

The following table sets forth a summary, for the periods indicated, of our consolidated results of operations (in thousands) and each item expressed as a percentage of our total net sales. Our historical results presented below are not necessarily indicative of the results that may be expected for any future period.

	For the Nine Months Ended September 30,
	2022 (Unaudited)		2021 (Unaudited)
Net revenues	$130,331	100.0%	$118,404	100.0%
Cost of revenues	126,039	96.7%	112,139	94.7%
Gross profit	4,292	3.3%	6,265	5.3%
Operating expenses:
General and administrative	25,600	19.6%	26,775	22.6%
Sales, marketing and customer service	3,691	2.8%	5,418	4.6%
Impairment charges on long-lived assets	1,809	1.4%	–	0.0%
(Reversal) provision of credit losses	(471)	-0.4%	2,503	2.1%
Total operating expenses	30,629	23.5%	34,696	29.3%
Operating loss	(26,337)	-20.2%	(28,431)	-24.0%
Other (expenses) income:
Interest expenses, net	(4,320)	-3.3%	(3,582)	-3.0%
Loss on extinguishment of convertible bonds	(2,634)	-2.0%	–	0.0%
Net foreign exchange gain	5,927	4.5%	1,580	1.3%
Others	6,278	4.8%	743	0.6%
Total other income (expenses), net	5,251	4.0%	(1,259)	-1.1%
Loss before income taxes	(21,086)	-16.2%	(29,690)	-25.1%
Income taxes expense	1,411	1.1%	1,356	1.1%
Net loss	$(22,497)	-17.3%	$(31,046)	-26.2%

Net revenues — Net revenues were $130.3 million and $118.4 million for the nine months ended September 30, 2022 and 2021, respectively, representing an increase of $11.9 million or 10.1%. The increase in net sales for the nine months ended September 30, 2022 over the comparative period was primarily due to the increase of revenue from sales of PV components of $8.4 million, forklift sales of $0.9 million and $1.4 million from sales of solar modules.

Cost of revenues — Cost of revenues was $126.0 million (96.7% of net sales) and $112.1 million (94.7% of net sales) for the nine months ended September 30, 2022 and 2021, respectively, representing an increase of $13.9 million or 12.4%. The increase in cost of revenues was consistent with the increase of net revenues.

Gross profit — Our gross profit decreased from $6.3 million in the nine months ended September 30, 2021 to $4.3 million in the nine months ended September 30, 2022. Gross margins were 3.3% and 5.3% for the nine months ended September 30, 2022 and 2021, respectively. The decrease in gross margin was primarily due to the decrease in gross margin of roofing and solar energy system installation. Since the Company's indirect costs of job management is relatively fixed, the decrease in number of work-in-progress jobs significantly decreased the overall GP of roofing and solar energy system installation.

General and administrative expenses — General and administrative expenses were $25.6 million (19.6% of net sale) and $26.8 million (22.6% of net sale) for the nine months ended September 30, 2022 and 2021, respectively, representing a decrease of $1.2 million, or 4.4%. The decrease was mainly because there was one-off expense from U.S. subsidiary’s business on roofing and solar energy systems installation that started in 2021, and was partially net off by the increase of the salary expense in Phoenix due to the new mid and top level managerial staffs hired with higher salaries.

Sales, marketing and customer service expenses — Sales, marketing and customer service expenses were $3.7 million (2.8% of net sales) and $5.4 million (4.6% of net sales) for the nine months ended September 30, 2022 and 2021, respectively, representing a decrease of $1.7 million, or 31.9%. The decrease in our sales, marketing and customer service expenses was mainly due to due to the decrease of amortization of the cost of customer list and work in process contracts purchased from the PDI.

Impairment charges on long-lived assets — Impairment charges on long-lived assets were $1.8 million and nil for the nine months ended September 30, 2022 and 2021, respectively, which was mainly due to the impairment of right-of-use assets of SJ US.

Loss on extinguishment of convertible bonds — We had a loss on extinguishment of convertible bonds of $2.6 million (2.0% of net sales) for the nine months ended September 30, 2022. The loss came from the extinguishment of the convertible bonds during the current period.

(Reversal) provision for credit loss — In the nine months ended September 30, 2022, we reversed credit loss provision of $0.5 million, primarily due to the strengthening monitoring on accounts receivable collection. In the nine months ended September 30, 2021, we accrued credit loss provision of $2.5M which is mainly due to additional provision made for the accounts receivable from the business of roofing and solar energy systems installation in U.S.

Interest expense, net — Interest expense net was $4.3 million (3.3% of net sales) and $3.6 million (3.0% of net sales) for the nine months ended September 30, 2022 and 2021, respectively. The increase in interest expense was primarily due to interest accrued from new convertible bonds.

Loss on extinguishment of convertible bonds — We had a loss on extinguishment of convertible bonds of $2.6 million (2.0% of net sales) and nil for the nine months ended September 30, 2022 and 2021, respectively. The loss came from the extinguishment of the convertible bonds during the current period.

Net foreign exchange gain — We had a net foreign exchange gain of $5.9 million (4.5% of net sales) and $1.6 million (1.3% of net sales) for the nine months ended September 30, 2022 and 2021, respectively. The variance is mainly due the fluctuation of exchange rate for EUR/USD and AUD/USD.

Others — We generated other income of $6.3 million (4.8% of net sales) and $0.7 million (0.6% of net sales) in the nine months ended September 30, 2022 and 2021. The other income in the nine months ended September 30, 2022 mainly represents the gain on PPP loan forgiveness of $5.1 million and the gain on disposal for bitcoin equipment of $0.5 million. The other income in the nine months ended September 30, 2021 mainly represents the gain on forward contracts of $0.6 million.

Income tax expense — We had a provision for income taxes of $1.4 million (1.1% of net sales) for the nine months ended September 30, 2022 and 2021, respectively. The income tax expense kept stable as there was no significant change in profit before tax of our subsidiary in Australia.

Net loss — For the foregoing reasons, we incurred a net loss of $22.5 million (17.3% of net sales) for the nine months ended September 30, 2022, representing a decrease of net loss of $8.5 million compared to a net loss of $31.0 million (26.2% of net sales) for the nine months ended September 30, 2021.

Liquidity and Capital Resources

 Historically, we have financed our operations primarily through cash flows from bank borrowings, financing from issuance of convertible bonds, operating activities, and the proceeds from private placements and registered offerings.

As of September 30, 2022, we had $12.8 million in cash and cash equivalents, and restricted cash.

We suffered a net loss of $22.5 million during the nine months ended September 30, 2022, and the cash flow used in operating activities was $13.0 million. As of September 30, 2022, there is net working capital deficit of $96.9 million and accumulated deficit of $660.0 million. These factors raise substantial doubt as to the Group’s ability to continue as a going concern. We intend to continue implementing various measures to boost revenue and control the cost and expenses within an acceptable level and other measures including: 1) negotiate with potential buyers on PV solar projects; 2) negotiate for postponing of convertible bond payments; 3) improve the profitability of the business in US; 4) strictly control and reduce business, marketing and advertising expenses; 5) obtain equity financing from certain subsidiaries’ initial public offerings; and 6) seek for certain credit facilities. While we believe that it will be successful in meeting its liquidity and cash flow requirements, there is no assurance to that effect. Our condensed consolidated financial statements do not include any adjustments that may result from the outcome of these uncertainties.

A summary of the sources and uses of cash and cash equivalents is as follows (in thousands):

	For the nine months ended September 30,
	2022 (Unaudited)	2021 (Unaudited)
Net cash used in operating activities	$(12,968)	$(22,460)
Net cash used in investing activities	(4,615)	(9,053)
Net cash provided by financing activities	13,503	15,103
Effect of exchange rate changes on cash	(968)	(1,155)
Net decrease in cash, cash equivalents and restricted cash	$(5,048)	$(17,565)

Operating Activities

Net cash used in operating activities was $13.0 million for the nine months ended September 30, 2022, primarily as a result of (i) net loss of $22.5 million, (ii) gain on forgiveness of PPP loan of $5.1 million, (iii) increase in prepaid expenses and other assets of $2.8 million due to prepaid R&D expenses, (iv) increase of inventories of $4.3 million for purchasing raw materials for upcoming productions; and (v) decrease of amount due to related parties of $4.4 million due to fluctuation of exchange rate for EUR/USD; was partially offset by (i) increase in advances from customers of $1.9 million due to collection from customers while slow progress of the uncompleted jobs, (ii) increase in accrued liabilities and other liabilities of $7.5 million, (iii) increase in accounts payable of $5.1 million, both due to slow payment of liabilities as a result of capital shortage (iv) decrease in accounts receivable of $2.6 million due to closer monitoring on collections, (v) loss on extinguishment of convertible bonds of $2.6 million, and (vi) stock-based compensation expense of $3.1 million, (vii) depreciation and amortization of $3.3 million.

Net cash used in operating activities was $22.5 million for the nine months ended September 30, 2021, primarily as a result of (i) net loss of $31.0 million, (ii) increase in prepaid expenses and other assets of $8.7 million due to prepayment of raw materials for the new roofing business; was partially offset by (i) increase in accounts payable of $4.2 million for purchasing of inventories in SJ Australia for preparation of peak sales season, (ii) decrease in accounts receivable of $3.1 million due to higher bad debt ratio related to the new roofing business, and (iii) stock-based compensation expense of $5.1 million, (iv) depreciation and amortization of $5.0 million.

Investing Activities

Net cash used in investing activities was $4.6 million for nine months ended September 30, 2022, primarily as a result of cash paid for purchase of property and equipment of $6.5 million, partially offset by proceeds from disposal of equipment of $1.9 million.

Net cash used in investing activities was $9.1 million for nine months ended September 30, 2021, primarily as a result of cash paid for asset purchase of PDI in the amount of $8.0 million and purchase of property and equipment of $1.2 million.

Financing Activities

Net cash provided by financing activities was $13.5 million for the nine months ended September 30, 2022, primarily consisted of (i) proceeds from IPO of Phoenix of $13.4 million, (ii) proceeds from issuance of convertible note of $2.0 million, partially offset by (i) net repayment of borrowings of $2 million.

Net cash provided by financing activities was $15.1 million for the nine months ended September 30, 2021, primarily consisted of (i) proceeds from issuance of ordinary shares of $13.6 million, (ii) proceeds from issuance of convertible note of $12.0 million, and (iii) net proceeds received from borrowings of $2.2 million; partially offset by (i) repayment of convertible notes of $13.8 million.

Capital Expenditures

We incurred capital expenditures of $6.5 million and $9.2 million for the nine months ended September 30, 2022 and 2021, respectively. Capital commitments amounted to approximately $8.1 million as of September 30, 2022. These capital commitments were solely related to contracts signed with vendors automation production line, equipment or PV related products used for the construction of solar PV systems being developed by the Group. We expect to finance construction of these projects using cash from our operations and private placements, registered offerings, bank borrowings as well as other third-party financing options.

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

Other than as disclosed elsewhere in this quarterly report, we are not aware of any trends, uncertainties, demands, commitments or events for the nine months ended September 30, 2022 that are reasonably likely to have a material effect on our net revenues, income, profitability, liquidity or capital resources, or that would cause reported consolidated financial information not necessarily to be indicative of future operating results or financial conditions.

Off-Balance Sheet Arrangements

As of September 30, 2022, we had no off-balance sheet arrangements that are or have been reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources that are material to investors. We have not entered into any derivative contracts that are indexed to our own shares and classified as shareholder’s equity, or that are not reflected in our unaudited condensed consolidated financial statements. We do not have any retained or contingent interest in assets transferred to an unconsolidated entity that serves as credit, liquidity or market risk support to such entity. We do not have any variable interest in any unconsolidated entity that provides financing, liquidity, market risk or credit support to us or engages in leasing, hedging or research and development services with us.

For more information on our contractual obligations, commitments and contingencies, see Note [8] to the unaudited condensed consolidated financial statements in Part I, Item 1 of this Quarterly Report Form 10-Q.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Not applicable to smaller reporting companies.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended September 30, 2022, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial and accounting officer have concluded that during the period covered by this report, our disclosure controls and procedures were not effective as of such date to ensure that information required to be disclosed by us in our Exchange Act reports is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial and accounting officer or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

From time to time, we are involved in various legal proceedings arising in the normal course of business. While we cannot predict the occurrence or outcome of these proceedings with certainty, we do not believe that an adverse result in any currently pending legal proceeding to which the Company is a party, individually or in the aggregate, would have a material adverse effect on the Company’s business, prospects, financial condition, cash flows, or results of operations other than the following:

As previously disclosed, in June 2018, we, as claimant, filed arbitration proceedings in Malta against SINSIN Europe Solar Asset Limited Partnership and SINSIN Solar Capital Limited Partnership (hereinafter collectively, “SINSIN”), as respondents, for an alleged breach of a share sale and purchase agreement, dated September 6, 2014, entered into between the respondents, as sellers, and us, as purchaser, in relation to all of the shares in Sinsin Renewable Investment Limited, a Malta company (“SRIL”). On January 1, 2017, we had deconsolidated SRIL due to loss of control.

SINSIN filed separate arbitration proceedings in Malta against us, requesting payment of the balance of the purchase price due in terms of the share purchase agreement mentioned above (stated to be EUR38,054,000), together with interest. We contested these claims. Meanwhile, SINSIN has obtained the status of a precautionary garnishee order against us as security for its claims and has had the same order served on SRIL, with a view to freezing any payments that may be due by SRIL to us.

On October 29, 2020, awards were issued in both cases, pursuant to which the arbitration tribunal dismissed all of our claims and admitted SINSIN’s counterclaim for payment of the balance of the price of €38,054,000, with interest at 6% accruing from November 30, 2015, on half of this amount, and from June 20, 2016, on the other half. SINSIN’s claims for additional damages were rejected. All costs of case 5320/18 are to be borne by us, while the costs for case 5532/18 are to be borne 80% by us and 20% by SINSIN.

On November 13, 2020, we filed Appeal Applications to appeal the arbitration awards with the Malta Court of Appeal (Inferior Jurisdiction) (the “Malta Court”). On November 12, 2021, the Malta Court declared our appeals null and void and ordered us to pay costs. We then applied for new trials in each case before the Malta Court. On March 30, 2022, the Chief Justice of the Malta Court dismissed our requests in both actions. We are aware that on November 2, 2022, Sinsin filed an action to confirm these arbitral awards pursuant to the Convention on the Recognition and Enforcement of Foreign Arbitral Awards of June 10, 1958 (“New York Convention”) as implemented by the Federal Arbitration Act (“FAA”) before U.S. District Court Eastern District of California. As of the date of this report, we were not served with the action. We are negotiating with Sinsin in order to achieve a settlement to suspend and dismiss the enforcement of these arbitration awards.

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

Date: November 14, 2022

