Form 10-Q
period 2023-03-31
SPI Energy Co., Ltd.
filed 2023-05-22
CIK 1210618

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023

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

As of May 22, 2023, 30,292,960 ordinary shares, par value $0.0001 per share, were issued and outstanding.

PART I

Item 1. Financial Statements

SPI ENERGY CO., LTD.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except for share and per share data)

	March 31, 2023	December 31, 2022
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$2,659	$3,533
Restricted cash	1,710	6,743
Accounts receivable, net	24,118	22,691
Contract asset	953	1,403
Inventories	33,346	28,987
Project assets held for sale	10,796	10,634
Prepaid expenses and other current assets, net	7,591	7,633
Amount due from related parties	332	332
Total current assets	81,505	81,956
Intangible assets, net	2,373	2,587
Goodwill	4,896	4,896
Restricted cash, noncurrent	646	711
Other receivable, noncurrent	234	234
Property and equipment, net	41,187	41,556
Project assets, noncurrent	15,169	14,918
Investment in affiliates	69,606	69,606
Net investment in leases	217	–
Operating lease right-of-use assets	13,574	14,152
Deferred tax assets, net	884	479
Total assets	$230,291	$231,095
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$37,068	$30,405
Accrued liabilities	17,750	15,972
Income taxes payable	3,003	3,511
Advance from customers	7,527	8,634
Deferred income	493	503
Short-term borrowings and current portion of long-term borrowings	7,009	10,064
Amount due to an affiliate	10,563	10,548
Convertible bonds	44,493	42,676
Derivative liability	3,634	3,406
Accrued warranty reserve	856	754
Operating lease liabilities, current	1,649	1,607
Consideration payable	62,896	61,617
Total current liabilities	196,941	189,697
Long-term borrowings, excluding current portion	6,590	6,597
Deferred tax liabilities, net	2,589	2,673
Operating lease liabilities, non-current	13,670	14,256
Total liabilities	219,790	213,223
Equity:
Ordinary shares, par $0.0001, 500,000,000 shares authorized, 30,292,960 and 30,292,960 shares issued and outstanding as of March 31, 2023 and December 31, 2022, respectively	3	3
Additional paid in capital	720,314	719,697
Accumulated other comprehensive loss	(35,408)	(36,697)
Accumulated deficit	(680,219)	(670,811)
Total equity attributable to the shareholders of SPI Energy Co., Ltd.	4,690	12,192
Noncontrolling interests	5,811	5,680
Total equity	10,501	17,872
Total liabilities and equity	$230,291	$231,095

The accompany notes are an integral part of these condensed consolidated financial statements.

SPI ENERGY CO., LTD.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except for share and per share data)

	For the Three Months Ended March 31,
	2023	2022
Net revenues	$47,923	$38,535
Cost of revenue	43,427	35,826
Gross profit	4,496	2,709
Operating expenses:
General and administrative	10,527	9,128
Sales, marketing and customer service	1,200	1,243
Provision (reversal) of credit losses	37	(683)
Total operating expenses	11,764	9,688
Operating loss	(7,268)	(6,979)

Other(expense) income:
Interest expense, net	(1,989)	(1,401)
Change in fair value of derivative liability	(228)	–
Net foreign exchange (loss) gain	(843)	1,062
Gain on sales-type leases	99	–
Others	864	788
Total other (expense) income, net	(2,097)	449
Net loss before income taxes	(9,365)	(6,530)
Income tax expense	384	256
Net loss	$(9,749)	$(6,786)
Less: Net (loss) income attributable to noncontrolling interests	(341)	59
Net loss attributable to shareholders of SPI Energy Co., Ltd.	$(9,408)	$(6,845)

Net loss per ordinary share: Basic and Diluted	$(0.31)	$(0.27)

Weighted average shares outstanding: Basic and Diluted	30,292,960	25,772,194

The accompany notes are an integral part of these unaudited condensed consolidated financial statements.

SPI ENERGY CO., LTD.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(In thousands)

	For the Three Months Ended March 31,
	2023	2022
Net loss	$(9,749)	$(6,786)
Other comprehensive loss, net of tax of nil:
Foreign currency translation adjustments	606	65
Total comprehensive loss	(9,143)	(6,721)
Comprehensive (loss) income attributable to noncontrolling interests	(1,024)	(604)
Comprehensive loss attributable to shareholder of SPI Energy Co., Ltd.	$(8,119)	$(6,117)

The accompany notes are an integral part of these unaudited condensed consolidated financial statements.

SPIENERGY CO., LTD.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF EQUITY

(In thousands, except for share and per share data)

	Ordinary Shares		Additional Paid-In	Accumulated	Accumulated Other Comprehensive	Equity Attributable to Shareholders of SPI Energy	Noncontrolling	Total
	Shares	Amount	Capital	Deficit	Loss	Co., Ltd.	Interests	Equity
Balances at December 31, 2022	30,292,960	$3	$719,697	$(670,811)	$(36,697)	$12,192	$5,680	$17,872
Net loss	–	–	–	(9,408)	–	(9,408)	(341)	(9,749)
Foreign currency translation adjustments	–	–	–	–	1,289	1,289	(683)	606
Issuance of common stock of Phoenix for standby equity purchase agreement of Phoenix	–	–	–	–	–	–	1,155	1,155
Share-based compensation expense	–	–	617	–	–	617	–	617
Balances at March 31, 2023	30,292,960	$3	$720,314	$(680,219)	$(35,408)	$4,690	$5,811	$10,501

	Ordinary Shares		Additional Paid-In	Accumulated	Accumulated Other Comprehensive	Equity Attributable to Shareholders of SPI Energy	Noncontrolling	Total
	Shares	Amount	Capital	Deficit	Loss	Co., Ltd.	Interests	Equity
Balances at December 31, 2021	25,352,060	$3	$695,073	$(637,390)	$(35,257)	$22,429	$3,521	$25,950
Net loss	–	–	–	$(6,845)	–	$(6,845)	59	(6,786)
Foreign currency translation adjustments	–	–	–	–	728	728	(663)	65
Issuance of restricted share units to employees	229,888	–	623	–	–	623	–	623
Settlement of convertible debt with ordinary shares	752,393	–	1,750	–	–	1,750	–	1,750
Issuance of ordinary shares for settlement of consideration related to Acquisition of Phoenix	42,442	–	–	–	–	–	–	–
Share-based compensation expense	–	–	595	–	–	595	–	595
Balances at March 31, 2022	26,376,783	$3	$698,041	$(644,235)	$(34,529)	$19,280	$2,917	$22,197

The accompany notes are an integral part of these unaudited condensed consolidated financial statements.

SPI ENERGY CO., LTD.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	For the Three Months Ended March 31,
	2023	2022
Cash flows from operating activities:
Net cash used in operating activities	$(4,873)	$(8,583)

Cash flows from investing activities:
Purchase of property and equipment	(354)	(222)
Proceeds from disposal of property and equipment	–	1,318
Net cash (used in) provided by investing activities	(354)	1,096

Cash flows from financing activities:
Repayment of borrowings	(5,000)	(33,820)
Proceeds from borrowings	1,832	35,949
Proceeds received from standby equity purchase agreement of Phoenix	1,155	–
Net cash (used in) provided by financing activities	(2,013)	2,129

Effect of exchange rate changes on cash	1,268	370

Decrease in cash, cash equivalents and restricted cash	(5,972)	(4,988)
Cash, cash equivalents and restricted cash at beginning of period	10,987	17,845
Cash, cash equivalents and restricted cash at end of period	$5,015	$12,857

Reconciliation of cash, cash equivalents, and restricted cash to the consolidated balance sheets
Cash and cash equivalents	2,659	3,766
Restricted cash	2,356	9,091
Total cash, cash equivalents, and restricted cash	$5,015	$12,857

Supplemental cash flow information:
Interest paid	$6,687	$644
Income tax paid	1,347	–
Non-cash activities:
Right of use assets obtained in exchange for operating lease obligations	$–	$3,068
Inventories transferred to PPE	163	–
Settlement of convertible debt with ordinary shares	$–	$1,750

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

The major subsidiaries of the Group as of March 31, 2023 are summarized as below:

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

On January 1, 2017, the Group deconsolidated one of the major subsidiaries, Sinsin Renewable Investment Limited (“Sinsin”) due to loss of control and recognized the investment in Sinsin at the carrying amount of $69,606. Both the Group and the former shareholders of Sinsin, Sinsin Europe Solar Asset Limited Partnership and Sinsin Solar Capital Limited Partnership (collectively, the “Sinsin Group”), failed to fulfill the obligation under the share sale and purchase agreement of Sinsin, which led to that both parties filed petitions to each other. The petitions directly affected the Group’s ability to effectively control Sinsin and make any direct management decisions or have any direct impact on Sinsin’s polices, operations or assets without the agreement of Sinsin Group. On October 29, 2020, an arbitration decision was made in Malta that the Group will need to pay the unpaid consideration of EUR 38,054, together with interest at 6% accruing from November 20, 2015 on half of the unpaid consideration and from June 30, 2016 on the remaining half of the unpaid consideration to the date of eventual payment. The Group filed an application for appeals but was turned down by the court of Malta on November 12, 2021. The Group furtherly filed an application of retrial and suspension of the enforcement of the awards but was rejected by the court of Malta on March 30, 2022. On November 2, 2022, Sinsin filed an action to confirm these arbitral awards pursuant to the Convention on the Recognition and Enforcement of Foreign Arbitral Awards of June 10, 1958 (“New York Convention”) as implemented by the Federal Arbitration Act (“FAA”) before U.S. District Court Eastern District of California. On April 27, 2023, Sinsin filed amended petition to add a request for an award of attorneys’ fees incurred in connection with the petition, add detail on the allegedly owed costs and liabilities, and request that the court issue an injunction against asset dissipation pending satisfaction of the requested judgment. The Group has filed opposition to amended petition and motion to confirm arbitral award on May 11, 2023, and the hearing is set for June 1, 2023. (Note 8(b)).  As of March 31, 2023 and December 31, 2022, investment in Sinsin was $69,606, and there was no impairment for the three months ended March 31, 2023 and 2022. Consideration payable, including accrued interest and litigation fees payable, was $62,896 and $61,617 as of March 31, 2023 and December 31, 2022, respectively. The interest expense accrued on the unpaid consideration was $612 and $641 for the three months ended March 31, 2023 and 2022, respectively.

On June 10, 2022, Phoenix completed its initial public offering (“IPO”) and Phoenix’s shares have been listed on NASDAQ under the stock code “PEV” (“Phoenix IPO”). Phoenix issued 2,100,000 ordinary shares at $7.5 per share. Net proceeds from the Phoenix IPO after deducting underwriting commissions, share issuance costs and offering expenses approximately amounted to $13,438.

2.	Going concern

The Group’s condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of the business. The Group had recurring losses from operations. The Group has incurred a net loss of $9,749 during the three months ended March 31, 2023, and the cash flow used in operating activities was $4,873. As of March 31, 2023, there is net working capital deficit of $115,436 and accumulated deficit of $680,219. These factors raise substantial doubt as to the Group’s ability to continue as a going concern. The Group intends to continue implementing various measures to boost revenue and control the cost and expenses within an acceptable level and other measures including: 1) negotiate with potential buyers on PV solar projects; 2) negotiate for postponing of convertible bond payments; 3) improve the profitability of the business in US; 4) strictly control and reduce business, marketing and advertising expenses; 5) obtain equity financing from certain subsidiaries’ initial public offerings; and 6) seek for certain credit facilities. There is no assurance that the group will be successful in meeting its liquidity and cash flow requirements. The Group’s condensed consolidated financial statements do not include any adjustments that may result from the outcome of these uncertainties.

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

In the opinion of management, the information reflects all adjustments necessary to make the results of operations for the interim periods a fair statement of such operations. All such adjustments are of a normal recurring nature. Quarterly results are not necessarily indicative of results for the full year. The condensed consolidated balance sheet as of December 31, 2022 has been derived from the audited consolidated financial statements at that date but does not include all information and footnotes required by U.S. GAAP for complete financial statements. These unaudited condensed consolidated financial statements should be read in conjunction with the audited financial statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2022.

(b)	Use of Estimates

The preparation of the unaudited condensed consolidated financial statements in conformity with U.S. GAAP requires the Group to make estimates and assumptions that affect reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the unaudited condensed consolidated financial statements as well as the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Significant accounting estimates reflected in the Group’s unaudited condensed consolidated financial statements include the allowance for doubtful accounts receivable and other receivable, the impairment of goodwill and long-lived assets, fair value of derivative liability and share based compensation. Changes in facts and circumstances may result in revised estimates. The current economic environment has increased the degree of uncertainty inherent in those estimates and assumptions.

(c)	Revenue Recognition

The Group’s accounting practices under Accounting Standards Codification (“ASC”) No. 606 are as followings:

The Group generates revenue from sales of PV components, sales of self-assembled solar modules, roofing and solar energy systems installation, electricity revenue with Power Purchase Agreements (“PPAs”), sales of PV project assets, sales and leasing of EV, and others for the three months ended March 31, 2023 and 2022.

Sale of PV components

Revenue on sale of PV components includes one performance obligation of delivering the products and the revenue is recognized at a point in time following the transfer of control of such products to the customer, which typically occurs upon shipment or acceptance of the customer depending on the terms of the underlying contracts.

Sales of self-assembled solar modules

Revenue on sale of self-assembled solar modules includes one performance obligation of delivering the products and the revenue is recognized at a point in time following the transfer of control of such products to the customer, which typically occurs upon the delivery to the customer.

Revenue from roofing and solar energy systems installation

Revenue from roofing and solar energy system installation is recognized over time.

For revenue from solar energy system installation, the Group’s only performance obligation is to design and install a customized solar energy system, sometimes, reinstall the customer’s existing solar energy system. For revenue from roofing the Group’s only performance obligation is to design and build roof system per customer specifications.

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

EV leasing revenue includes revenue recognized under lease accounting guidance for direct leasing programs. The Group accounts for these leasing transactions as sales-type or operating leases under ASC 842 Leases, and selling profits are recognized at the commencement date and interest income from the lease is recognized over the lease term for sales-type leases, while revenues are recognized on a straight-line basis over the contractual term for operating leases.

Other revenue

Other revenue mainly consists of  sales of self-assembled solar modules, sales of component and charging stations, sales of forklifts, engineering and maintenance service, shipping and delivery service, sales of pre-development solar projects and others. Other revenues are recognized at a point in time following the transfer of control of such service or products to the customer, which typically occurs upon shipment of product or acceptance of the customer depending on the terms of the underlying contracts.

Disaggregation of revenues

The following table illustrates the disaggregation of revenue by revenue stream and by geographical location for the three months ended March 31, 2023 and 2022:

By revenue stream	For the three months ended March 31, 2023 (Unaudited)
	Sales of PV components	Sales of self-assembled solar modules	Revenue from roofing and solar systems installation	Electricity revenue with PPAs	Automotive sales & leasing	Others	Total
Australia	$34,997	$–	$–	$–	$–	$284	$35,281
United States	–	9,020	879	40	1,241	560	11,740
Japan	–	–	–	–	–	18	18
Italy	–	–	–	157	–	–	157
United Kingdom	–	–	–	244	–	–	244
Greece	–	–	–	483	–	–	483
Total	$34,997	$9,020	$879	$924	$1,241	$862	$47,923

By revenue stream	For the three months ended March 31, 2022 (Unaudited)
	Sales of PV components	Revenue from roofing and solar systems installation	Electricity revenue with PPAs	Automotive sales & leasing	Others	Total
Australia	$28,024	$–	$–	$–	$142	$28,166
Italy	–	–	256	–	–	256
United States	–	8,789	–	525	141	9,455
United Kingdom	–	–	151	–	–	151
Greece	–	–	507	–	–	507
Total	$28,024	$8,789	$914	$525	$283	$38,535

By timing of revenue recognition	For the three months ended March 31, 2023 (Unaudited)
	Sales of PV components	Sales of self-assembled solar modules	Revenue from roofing and solar systems installation	Electricity revenue with PPAs	Automotive sales & leasing	Others	Total
Goods transferred at a point in time	$34,997	$9,020	$–	$924	$1,151	$862	$46,954
Service transferred over time	–	–	879	–	–	–	879
On a straight-line basis under ASC 842	–	–	–	–	90	–	90
Total	$34,997	$9,020	$879	$924	$1,241	$862	$47,923

By timing of revenue recognition	For the three months ended March 31, 2022 (Unaudited)
	Sales of PV components	Revenue from roofing and solar systems installation	Electricity revenue with PPAs	Automotive sales & leasing	Others	Total
Goods transferred at a point in time	$28,024	$–	$914	$388	$283	$29,609
Service transferred over time	–	8,789	–	137	–	8,926
On a straight-line basis under ASC 842	–	–	–	–	–	–
Total	$28,024	$8,789	$914	$525	$283	$38,535

Contract balance

The following table provides information about accounts receivable, contract assets and contract liabilities from contracts with customers:

	March 31, 2023 (Unaudited)	December 31, 2022
Accounts Receivable	$24,118	$22,691
Contract assets	953	1,403
Advance from customers	7,527	8,634

The contract assets primarily relate to the Group’s rights to consideration for work completed but not billed at the reporting date, primarily for the revenue from roofing and solar energy systems installation in the United States. The contract assets are transferred to receivables when the rights become unconditional after billing is issued.

Advance from customers, which representing a contract liability, represents mostly unrecognized revenue amount received from customers. Advance from customers is recognized as (or when) the Group performs under the contract. During the three months ended March 31, 2023 and 2022, the Group recognized $8,634 and $4,924 as revenue that was included in the balance of advance from customers at December 31, 2022 and 2021, respectively.

(d) Leases

Lessor Accounting

During the three months ended March 31, 2023, the Group amended agreements with the customers related to the leased EVs to renew the lease term. Since there was no grant of additional right-of-use assets, the Group did not account for the modified lease agreements as new leases but accounted for the original lease and the modified lease agreements as a combined lease. The Group reviewed the combined lease agreements and considered that (i) the lease term represents for the major part (greater than 75%) of the economic life of the underlying equipment; and (ii) the present value of the sum of lease payments and any residual value guaranteed by the lessee that has not already been included in lease payments equals or exceeds substantially (greater than 90%) all of the fair value of the underlying asset.

The modified EV lease agreements are thus accounted for as sales-type leases. Under sales-type lease accounting, at the commencement date, the lessor recognizes a net investment in the lease, based on the estimated fair value of the underlying leased assets at contract inception, and derecognizes the underlying assets with the difference recorded as selling profit or loss arising from the lease, and interest income from the lease is recognized over the lease term.

The net investment in leases was $295 as of March 31, 2023. During the three months ended March 31, 2023, gain on sales-type leases was $99.

Annual minimum undiscounted lease payments under the Group’s sales-type leases were as follows as of March 31, 2023:

Sales-type
In Thousands	(Unaudited)
Years Ending December 31,
Remainder of 2023	$74
2024	43
2025	43
2026	11
2027	–
2028 and thereafter	–
Total lease receipt payments	171
Less: Imputed interest	(14)
Total lease receivables (1)	157
Unguaranteed residual assets	138
Net investment in leases	$295
Net investment in leases - Current	$78
Net investment in leases - Non-current	$217

________________________________________

(1)	Current portion of $78 of total lease receivables was included in prepaid and other current assets on the balance sheet.

(e)	Recent Accounting Pronouncements

Recently adopted accounting pronouncements

In October 2021, the FASB issued ASU 2021-08, Business Combinations (Topic 805): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers (“ASU 2021-08”), which requires entities to recognize and measure contract assets and contract liabilities acquired in a business combination in accordance with Topic 606, Revenue from Contracts with Customers (“ASC 606”). The update will generally result in an entity recognizing contract assets and contract liabilities at amounts consistent with those recorded by the acquiree immediately before the acquisition date rather than at fair value. ASU 2021-08 is effective on a prospective basis for fiscal years beginning after December 15, 2022, with early adoption permitted. The Group adopted ASU 2021-08 effective January 1, 2023 and apply the guidance to subsequent acquisitions. The adoption of ASU 2021-08 will only impact the accounting for the Group’s future acquisitions.

Accounting Pronouncements Issued But Not Yet Adopted

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

The Group does not believe other recently issued but not yet effective accounting standards, if currently adopted, would have a material effect on the unaudited condensed consolidated balance sheets, statements of operations and cash flows.

4.	Accounts Receivable, Net

The accounts receivable, net as of March 31, 2023 and December 31, 2022 consisted of the following:

	March 31,	December 31,
	2023 (Unaudited)	2022
Accounts receivable	25,905	24,441
Less: Allowance for credit losses	(1,787)	(1,750)
Accounts receivable, net	24,118	22,691

For the three months ended March 31, 2023, the Group recorded additional credit losses with amount of $37. For the three months ended March 31, 2022, the Group reversed bad debt provision of $683.

5.	Inventories

Inventories as of March 31, 2023 and December 31, 2022 consisted of the following:

	March 31,	December 31,
	2023 (Unaudited)	2022
Finished goods	24,016	22,074
Goods in transit	1,961	737
Work in process	935	1,529
Raw materials	6,434	4,647
Total inventories	33,346	28,987

For the three months ended March 31, 2023 and 2022, the Group recorded $948 and nil write-downs for inventories, respectively, to reflect the lower of cost or net realizable value.

6.	Share-based Compensation

The following table summarizes the consolidated share-based compensation expense, by type of awards:

	For the Three Months ended
	March 31,	March 31,
	2023	2022
Employee stock options	$617	$595
Restricted share grants	–	623
Total share-based compensation expense	$617	$1,218

The following table summarizes the consolidated share-based compensation by line items:

	For the Three Months ended
	March 31,	March 31,
	2023	2022
General and administrative	$612	$1,211
Sales, marketing and customer service	5	7
Total share-based compensation expense, net of nil income taxes	$617	$1,218

7.	Net Loss Per Share

As a result of the net loss for the three months ended March 31, 2023 and 2022, there is no dilutive impact to the net loss per share calculation for the period.

For the three months ended March 31, 2023 and 2022, the following securities were excluded from the computation of diluted net loss per share as inclusion would have been anti-dilutive.

	For the Three Months ended
	March 31,	March 31,
	2023	2022
Share options and non-vested restricted stock	$5,000	$17,500
Convertible bonds	546,355	614,500
Total	$551,355	$632,000

8.	Commitments and Contingencies

(a)	Commitments

As of March 31, 2023, the Group had other commitments of approximately $1,596 These commitments were solely related to contracts signed with vendors for research and development by the Group and are expected to be paid in one year.

(b)	Contingencies

On January 26, 2018, Sinsin Group filed a complaint against the Group requesting the payment of outstanding purchase price and related interest of $43,595 (EUR 38,054). On June 25, 2018, an interim measures judgment was made which appointed an interim management of Sinsin, consisting of two members elected by Sinsin Group and one member elected by the Group. The interim management would manage the bank accounts of Sinsin and collect the proceeds of electric energy revenue. On October 29, 2020, an arbitration decision was made that the Group will need to pay the outstanding purchase price of $43,595 (EUR 38,054), together with interest at 6% accruing from November 20, 2015 on half of the outstanding purchase and from September 30, 2016 on the remaining half of the outstanding purchase price to the date of eventual payment. The Group filed an application for appeals in the court of Malta but was turned down by the court in November 2021. The Group furtherly filed an application of retrial and suspension of the enforcement of the awards. The application of retrial was rejected by the court on March 30, 2022. On November 2, 2022, Sinsin filed an action to confirm these arbitral awards pursuant to the Convention on the Recognition and Enforcement of Foreign Arbitral Awards of June 10, 1958 (“New York Convention”) as implemented by the Federal Arbitration Act (“FAA”) before U.S. District Court Eastern District of California. On April 27, 2023, Sinsin filed amended petition to add a request for an award of attorneys’ fees incurred in connection with the petition, add detail on the allegedly owed costs and liabilities, and request that the court issue an injunction against asset dissipation pending satisfaction of the requested judgment. The Group has filed opposition to amended petition and motion to confirm arbitral award on May 11, 2023, and the hearing is set for June 1, 2023.

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

There was no customer of which the revenue accounted for 10% or more of total net revenue for the three months ended March 31, 2023 and 2022.

As of March 31, 2023, there was one customer of which the accounts receivable accounted for 18% of total accounts receivable. As of December 31, 2022, there was one customer of which the accounts receivable accounted for 18% of total accounts receivable.

(b) Suppliers

As of March 31, 2023, there were two suppliers of which the accounts payable accounted for 18% and 10% of total accounts payable, respectively. As of December 31, 2022, there were two suppliers of which the accounts payable accounted for 14% and 11% of total accounts payable, respectively.

10.	Related Party Transactions

The amount due from related parties were $332 as of December 31, 2022 and remained unchanged as of March 31, 2023, represented the advance payment to management and another related party for business operation.

11.	Segment information

For the three months ended March 31, 2023 and 2022, there are three operating segments: (1) EV business, (2) renewable energy solutions business and (3) solar projects development business. The Group’s CODM assess the performance of each segment based on revenue, cost of revenue and total assets. Other than the information provided below, the CODM does not use any other measures by segments.

Summarized information by segments for the three months ended March 31, 2023 and 2022 is as follows:

	For the three months ended March 31, 2023 (Unaudited)
	Renewable energy solutions	PV stations constructions and operations	Electric vehicles	Others	Total
	USD	USD	USD	USD	USD
Revenues from external customers	45,179	943	1,781	20	47,923
Cost of revenue	41,184	627	1,608	8	43,427
Gross profit (loss)	3,995	316	173	12	4,496

	For the three months ended March 31, 2022 (Unaudited)
	Renewable energy solutions	PV stations constructions and operations	Electric vehicles	Others	Total
	USD	USD	USD	USD	USD
Revenues from external customers	36,955	909	671	–	38,535
Cost of revenue	34,488	427	551	360	35,826
Gross profit (loss)	2,467	482	120	(360)	2,709

Summarized information by segments as of March 31, 2023 and December 31, 2022 is as follows:

	As of March 31, 2023 (Unaudited)	As of December 31, 2022
	USD	USD
Segment assets
Renewable energy solutions	77,099	71,260
Solar projects development	125,821	133,663
Electric vehicles	18,818	20,275
Others	8,553	5,897
Total segment assets	230,291	231,095

Total long-lived assets excluding financial instruments, intangible assets, long-term investment and goodwill by country were as follows:

	As of March 31, 2023 Unaudited	As of December 31, 2022
	USD	USD
Australia	370	398
United States	45,467	46,307
Japan	580	586
Italy	1,489	1,508
United Kingdom	8,111	7,945
Greece	13,913	13,882
Total long-lived assets	69,930	70,626

12.	Subsequent Events

Additional financing from the existing standby equity purchase agreement of Phoenix

On April 24, 2023, the Group obtained additional financing through the existing standby equity purchase agreement of Phoenix in a total amount of $72 with 110,000 Phoenix’s shares of common stock sold to the Investor.

The Group has evaluated subsequent events through the date of issuance of the unaudited condensed consolidated financial statements, there were no other subsequent events occurred that would require recognition or disclosure in the consolidated financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Forward-Looking Statements

You should read the following discussion and analysis of our financial condition and results of operations in conjunction with our unaudited condensed consolidated financial statements and the related notes included elsewhere in this quarterly report. Our unaudited condensed consolidated financial statements have been prepared in accordance with U.S. GAAP. The following discussion and analysis contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, including, without limitation, statements regarding our expectations, beliefs, intentions or future strategies that are signified by the words “expect,” “anticipate,” “intend,” “believe,” or similar language. All forward-looking statements included in this document are based on information available to us on the date hereof, and we assume no obligation to update any such forward-looking statements. Our business and financial performance are subject to substantial risks and uncertainties. Actual results could differ materially from those projected in the forward-looking statements. In evaluating our business, you should carefully consider the information set forth under the heading “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2022. Readers are cautioned not to place undue reliance on these forward-looking statements.

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

Our liquidity position has deteriorated since 2015. We suffered a net loss of $9.7 million during the three months ended March 31, 2023, and the cash flow used in operating activities was $4.9 million. For a detailed discussion, please see “Item 2 - Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources”.

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

Basis of presentation, management estimates and critical accounting policies

Our unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”) and include the accounts of our company, and all of our subsidiaries. We prepare financial statements in conformity with U.S. GAAP, which requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities on the date of the financial statements and the reported amounts of revenues and expenses during the financial reporting period. We continually evaluate these estimates and assumptions based on the most recently available information, our own historical experience and various other assumptions that we believe to be reasonable under the circumstances. Since the use of estimates is an integral component of the financial reporting process, actual results could differ from those estimates. Some of our accounting policies require higher degrees of judgment than others in their application. In order to understand the significant accounting policies that we adopted for the preparation of our unaudited condensed consolidated financial statements, readers should refer to the information set forth in Note 3 “Summary of significant accounting policies” to our audited financial statements in our 2022 Form 10-K.

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

As PV and energy storage technology advances and the average system costs decrease, in many cases the residential or small business owners of solar systems have effectively achieved grid parity for their systems. Aided by smart meter and virtual power plant technologies such systems can be an attractive alternative to electricity grid in many localities. We expect traditionally strong residential solar markets such as California and Australia to continue to grow . We anticipate capturing scale economies as the overall solar power market grows, and expect our costs of sales to decrease and our revenue and profitability to increase.

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

With growing emphasis on improving air quality around our communities, large states like California are mandating key end user segments to switch to zero emission transportation options. Some of the key regulations driving growth in our addressable market include:

•	requiring all transit buses in California to be zero emissions by 2040;
•	requiring all airport shuttles in California to be all electric by 2035,
•	requiring at least 50% of all medium-duty trucks sold in California to electric by 2030,
•	requiring specific end user segments like drayage and yard trucks to go electric.

Other states like New York, New Jersey and Massachusetts are also expected to bring in regulatory requirements for key end user segments like, transit agencies and school buses to switch to all electric transportation options. Fifteen other states including Connecticut, Colorado, Hawaii, Maine, Maryland, Massachusetts, New Jersey, New York, North Carolina, Oregon, Pennsylvania, Rhode Island, Vermont, and Washington have committed to follow California’s Advanced Clean Trucks Regulation. Primarily driven by the urgent need to meet carbon and greenhouse gas emission reduction targets, various state and federal agencies are also supporting the switch to zero emission transportation, providing a host of funding and incentive support to develop, demonstrate and deploy zero emission transportation solutions. Some of the key funding / incentives driving adoption of electric medium duty vehicles include:

•	the California Hybrid and Zero-Emission Truck and Bus Voucher Incentive Project, which offers a minimum of $60,000 per vehicle as incentive for Class 4 electric vehicles registered and operating in the state;
•	the New York Truck Voucher Incentive Program offering up to $100,000 per Class 4 electric vehicle;
•	funding from federal agencies like the Federal Transit Administration, covering up to 80% of the cost of procuring electric transit buses and various funding options covering up to 100% of the cost of procuring all electric school buses across key states.
•	Federal and various state agencies have established incentives for setting up both public and private charging infrastructure. Notably, the California Energy Commission and the California Public Utilities Commission have approved funding up to 100% of the cost of setting up chargers and related infrastructure. Large utilities like Southern California Edison, Pacific Gas & Electric and San Diego Gas & Electric have ‘Charge Ready’ programs that cover the entire cost of setting up charging infrastructure. Other states like New York, Chicago, North Carolina, Tennessee, Texas and Ohio have also introduced programs to support fleets with their charging infrastructure requirements.

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

Results of Operations for the Three Months Ended March 31, 2023 and 2022

The following table sets forth a summary, for the periods indicated, of our consolidated results of operations (in thousands) and each item expressed as a percentage of our total net sales. Our historical results presented below are not necessarily indicative of the results that may be expected for any future period.

	For the Three Months Ended March 31,
In thousand US$	2023 (Unaudited)		2022 (Unaudited)
Net revenues	$47,923	100.0%	$38,535	100.0%
Cost of revenues	43,427	90.6%	35,826	93.0%
Gross profit	4,496	9.4%	2,709	7.0%
Operating expenses:
General and administrative	10,527	22.0%	9,128	23.7%
Sales, marketing and customer service	1,200	2.5%	1,243	3.2%
Provision (reversal) for credit losses	37	0.1%	(683)	-1.8%
Total operating expenses	11,764	24.6%	9,688	25.1%
Operating loss	(7,268)	-15.2%	(6,979)	-18.1%
Other expense (income):
Interest expenses, net	1,989	4.1%	1,401	3.6%
Change in fair value of derivative liability	228	0.5%	–	–
Net foreign exchange loss (gain)	843	1.7%	(1,062)	-2.8%
Gain on sales-type leases	(99)	-0.2%	–	–
Others	(864)	-1.8%	(788)	-2.0%
Total other expenses (income), net	2,097	4.3%	(449)	-1.2%
Net loss before income taxes	(9,365)	-19.5%	(6,530)	-16.9%
Income taxes expense	384	0.8%	256	0.7%
Net loss	$(9,749)	-20.3%	$(6,786)	-17.6%

Net revenues — Net revenues were $47.9 million and $38.5 million for the three months ended March 31, 2023 and 2022, respectively, representing an increase of $9.4 million or 24.4%. The increase in net sales for the three months ended March 31, 2023 over the comparative period was primarily due to the increase of revenue from sales of PV components of $7.0 million and $9.0 million from sales of solar modules, and was partially net off by the decrease of revenue from roofing and solar energy systems installation of $7.9 million.

Cost of revenues — Cost of revenues was $43.4 million (90.6% of net revenue) and $35.8 million (93.0% of net revenue) for the three months ended March 31, 2023 and 2022, respectively, representing an increase of $7.6 million or 21.2%. The increase in cost of goods sold was consistent with the increase of net revenues.

Gross profit — Our gross profit increased to $4.5 million in the three months ended March 31, 2023 from $2.7 million in the three months ended March 31, 2022. Gross margins were 9.4% and 7.0% for the three months ended March 31, 2023 and 2022, respectively. The increase in gross margin was primarily due to the increase in gross margin of sales of solar modules and the decrease of total revenue from the low gross margin roofing and solar energy system installation and its percentage in the total revenue.

General and administrative expenses — General and administrative expenses were $10.5 million (22.0% of net revenue) and $9.1 million (23.7% of net revenue) for the three months ended March 31, 2023 and 2022, respectively, representing an increase of $1.4 million, or 15.3%. The increase of general and administrative expenses was mainly due to the increases in research and development expenses.

Sales, marketing and customer service expenses — Sales, marketing and customer service expenses were $1.2 million (2.5% of net revenue) and $1.2 million (3.2% of net revenue) for the three months ended March 31, 2023 and 2022, respectively. The sales, marketing and customer service expenses kept stable in the two periods.

Provision (reversal) for credit losses — In the three months ended March 31, 2023, we accrued credit loss provision of $0.04 million which is mainly due to additional provision made for the accounts receivable from the business of sales of PV components in Australia. In the three months ended March 31, 2022, we reversed credit loss provision of $0.7 million, primarily due to the strengthening monitoring on accounts receivable collection.

Interest expense, net — Interest expense, net was $2.0 million (4.1% of net sales) and $1.4 million (3.6% of net sales) for the three months ended March 31, 2023 and 2022, respectively. The increase in interest expense was primarily due to interest accrued from convertible bonds.

Net foreign exchange loss (gain) — We had a net foreign exchange loss of $0.8 million (1.7% of net revenue) and a net foreign exchange gain of $1.1 million (2.8% of net revenue) for the three months ended March 31, 2023 and 2022, respectively. The variance is mainly due the fluctuation of exchange rate for EUR/USD and AUD/USD.

Income tax expense — We had a provision for income taxes of $0.4 million (0.8% of net revenue) and $0.3 million (0.7% of net revenue) for the three months ended March 31, 2023 and 2022, respectively. The income tax expense kept stable as there was no significant change in profit before tax of our subsidiary in Australia.

Net loss — For the foregoing reasons, we incurred a net loss of $9.7 million (20.3% of net revenue), for the three months ended March 31, 2023, representing an increase of net loss of $3.0 million compared to a net loss of $6.8 million (17.6% of net revenue) for the three months ended March 31, 2022.

Liquidity and Capital Resources

Historically, we have financed our operations primarily through cash flows from bank borrowings, financing from issuance of convertible bonds, operating activities, and the proceeds from private placements and registered offerings.

As of March 31, 2023, we had $5.0 million in cash and cash equivalents, and restricted cash.

We suffered a net loss of $9.7 million during the three months ended March 31, 2023, and the cash flow used in operating activities was $4.9 million. As of March 31, 2022, there is net working capital deficit of $115.4 million and accumulated deficit of $680.2 million. These factors raise substantial doubt as to the Group’s ability to continue as a going concern.

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

The unaudited condensed consolidated financial statements do not include any adjustments related to the recoverability and classification of recorded assets or the amounts and classification of liabilities or any other adjustments that might be necessary should we be unable to continue as a going concern.

A summary of the sources and uses of cash and cash equivalents is as follows (in thousands):

	For the three months ended March 31,
	2023 (Unaudited)	2022 (Unaudited)
Net cash used in operating activities	$(4,873)	$(8,583)
Net cash (used in) provided by investing activities	(354)	1,096
Net cash (used in) provided by financing activities	(2,013)	2,129
Effect of exchange rate changes on cash	1,268	370
Net decrease in cash, cash equivalents and restricted cash	$(5,972)	$(4,988)

Operating Activities

Net cash used in operating activities was $4.9 million for the three months ended March 31, 2023, primarily as a result of (i) net loss of $9.7 million, (ii) increase in inventories of $5.5million for purchasing raw materials for upcoming productions, (iii) decrease in advances from customers of $1.1 million, (iv) decrease in lease liability of $1.0 million, and (v) increase in accounts receivable of $1.0 million; the decrease was partially offset by (i) increase in accounts payable of $6.7 million, (ii) increase in accrued liabilities and other liabilities of $1.8 million, both due to slow payment of liabilities as a result of capital shortage, (iii) depreciation and amortization of $1.4 million, (iv) amortization of debt discount on convertible bond of $ 1.1 million, (v) amortization of right-of-use assets of $1.1 million, and (vi) stock-based compensation expense of $0.6 million.

Net cash used in operating activities was $8.6 million for the three months ended March 31, 2022, primarily as a result of (i) net loss of $6.8 million, (ii) increase in inventories of $4.6 million, (iii) decrease in lease liability of $3.1 million, (iv) increase in accounts receivable of $2.0 million, and (v) increase in project assets of $2.0 million; the decrease was partially offset by (i) amortization of right-of-use assets of $2.7 million, (ii) increase in accrued liabilities and other liabilities of $1.8 million, (iii) increase in accounts payable of $1.7 million, (iv) decrease in prepaid expenses and other current assets of $1.4 million, (v) stock-based compensation expense of $1.2 million, and (vi) depreciation and amortization of $0.7 million.

Investing Activities

Net cash used in investing activities was $0.4 million for three months ended March 31, 2023, primarily as a result of cash paid for purchase of property and equipment of $0.4 million.

Net cash provided by investing activities was $1.1 million for three months ended March 31, 2022, primarily as a result of proceeds from disposal of property and equipment of $1.3 million, partially offset by cash paid for purchase of property, plant and equipment of $0.2 million.

Financing Activities

Net cash used in financing activities was $2 million for the three months ended March 31, 2023, primarily consisted of (i) net repayment of borrowings of $5 million, partially offset by (i) proceeds from borrowings of $1.8 million, (ii) proceeds received from standby equity purchase agreement of Phoenix of $1.2 million.

Net cash provided by financing activities from financing activities was $2.1 million for the three months ended March 31, 2022, primarily consisted of net proceeds received from borrowings.

Capital Expenditures

We incurred capital expenditures of $0.4 million and $0.2 million for the three months ended March 31, 2023 and 2022, respectively. There are no capital commitments as of March 31, 2023.

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

Other than as disclosed elsewhere in this quarterly report, we are not aware of any trends, uncertainties, demands, commitments or events for the three months ended March 31, 2023 that are reasonably likely to have a material effect on our net revenues, income, profitability, liquidity or capital resources, or that would cause reported consolidated financial information not necessarily to be indicative of future operating results or financial conditions.

Off-Balance Sheet Arrangements

As of March 31, 2023, we had no off-balance sheet arrangements that are or have been reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources that are material to investors. We have not entered into any derivative contracts that are indexed to our own shares and classified as shareholder’s equity, or that are not reflected in our unaudited condensed consolidated financial statements. We do not have any retained or contingent interest in assets transferred to an unconsolidated entity that serves as credit, liquidity or market risk support to such entity. We do not have any variable interest in any unconsolidated entity that provides financing, liquidity, market risk or credit support to us or engages in leasing, hedging or research and development services with us.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended March 31, 2023, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial and accounting officer have concluded that during the period covered by this report, our disclosure controls and procedures were not effective as of such date to ensure that information required to be disclosed by us in our Exchange Act reports is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial and accounting officer or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

In connection with the audit of our consolidated financial statements for the year ended December 31, 2022, we identified following material weaknesses, in the design or operation of internal controls.

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

(9)       Strengthen the supervision and controls on the IT functions, including the enhancement of logical security and monitor service provider

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the fiscal quarter of 2023 covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

On November 13, 2020, we filed Appeal Applications to appeal the arbitration awards with the Malta Court of Appeal (Inferior Jurisdiction) (the “Malta Court”). On November 12, 2021, the Malta Court declared our appeals null and void and ordered us to pay costs. We then applied for new trials in each case before the Malta Court. On March 30, 2022, the Chief Justice of the Malta Court dismissed our requests in both actions. We are aware that on November 2, 2022, Sinsin filed an action to confirm these arbitral awards pursuant to the Convention on the Recognition and Enforcement of Foreign Arbitral Awards of June 10, 1958 (“New York Convention”) as implemented by the Federal Arbitration Act (“FAA”) before U.S. District Court Eastern District of California. On April 27, 2023, Sinsin filed amended petition to add a request for an award of attorneys’ fees incurred in connection with the petition, add detail on the allegedly owed costs and liabilities, and request that the court issue an injunction against asset dissipation pending satisfaction of the requested judgment. We has filed opposition to amended petition and motion to confirm arbitral award on May 11, 2023, and the hearing is set for June 1, 2023.

On February 16, 2023, we received a Redemption Notice from Streeterville to redeem $350 of the 2022 Note with a deadline to pay the Redemption Amount by February 22, 2023. We failed to pay the Redemption Amount on time and such failure to pay is an Event of Default under the 2022 Note. Due to this Event of Default, (i) the base interest of the 2022 Note was increased to 15% per annum; (ii) the outstanding balance of the 2022 Note was increased by 15%; and (iii) the entire outstanding balance of the 2022 Note was accelerated and due on March 3, 2023. We failed to pay the outstanding balance of the 2022 Note by March 3, 2023 and as a result, Streeterville filed a complaint in the third judicial district court of Salt Lake County, requesting for actual damages in an amount not less than $2,676, plus applicable interest, damages, charges, fees, attorney fees, and collection costs. On March 31, 2023, a hearing was held and the temporary restraining order requiring us to pay the 2022 Note in full from the proceeds of the IPO of our subsidiary, SolarJuice Co., Ltd.

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

Date: May 22, 2023.

