Form 10-Q
period 2023-06-30
SPI Energy Co., Ltd.
filed 2023-08-18
CIK 1210618

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2023

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

As of August 18, 2023, 30,856,406 ordinary shares, par value $0.0001 per share, were issued and outstanding.

PART I

Item 1. Financial Statements

SPI ENERGY CO., LTD.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except for share and per share data)

	June 30, 2023	December 31, 2022
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$4,516	$3,533
Restricted cash	1,374	6,743
Accounts receivable, net	24,553	22,691
Contract asset	469	1,403
Inventories	35,288	28,987
Project assets held for sale	6,135	10,634
Prepaid expenses and other current assets, net	9,395	7,633
Amount due from related parties	407	332
Total current assets	82,137	81,956
Intangible assets, net	2,148	2,587
Goodwill	4,896	4,896
Restricted cash, noncurrent	–	711
Other receivable, noncurrent	423	234
Property and equipment, net	41,964	41,556
Project assets, noncurrent	15,507	14,918
Investment in an affiliate	69,606	69,606
Net investment in leases	217	–
Operating lease right-of-use assets	12,714	14,152
Deferred tax assets, net	927	479
Total assets	$230,539	$231,095
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$38,091	$30,405
Accrued liabilities	14,608	15,972
Income taxes payable	3,777	3,511
Advance from customers	7,905	8,634
Deferred income	649	503
Short-term borrowings and current portion of long-term borrowings	7,520	10,064
Amount due to an affiliate	10,567	10,548
Convertible bonds, current	45,250	42,676
Derivative liability	4,289	3,406
Accrued warranty reserve	849	754
Operating lease liabilities, current	1,589	1,607
Consideration payable	63,726	61,617
Total current liabilities	198,820	189,697
Long-term borrowings, excluding current portion	6,692	6,597
Convertible bonds, noncurrent	1,170	–
Deferred tax liabilities, net	2,596	2,673
Operating lease liabilities, non-current	13,053	14,256
Total liabilities	222,331	213,223
Equity:
Ordinary shares, par $0.0001, 500,000,000 shares authorized, 30,292,960 and 30,292,960 shares issued and outstanding as of June 30, 2023 and December 31, 2022, respectively	3	3
Additional paid in capital	720,718	719,697
Accumulated other comprehensive loss	(35,534)	(36,697)
Accumulated deficit	(682,691)	(670,811)
Total equity attributable to the shareholders of SPI Energy Co., Ltd.	2,496	12,192
Noncontrolling interests	5,712	5,680
Total equity	8,208	17,872
Total liabilities and equity	$230,539	$231,095

The accompany notes are an integral part of these condensed consolidated financial statements.

SPI ENERGY CO., LTD.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except for share and per share data)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2023	2022	2023	2022

Net revenues	$58,850	$48,584	$106,773	$87,119
Cost of revenue	53,612	44,712	97,039	80,538
Gross profit	5,238	3,872	9,734	6,581
Operating expenses:
General and administrative	6,287	7,625	16,814	16,753
Sales, marketing and customer service	1,186	1,368	2,386	2,611
Provision (reversal) for credit losses	832	474	869	(209)
Total operating expenses	8,305	9,467	20,069	19,155
Operating loss	(3,067)	(5,595)	(10,335)	(12,574)

Other (expense) income:
Interest expense, net	(2,375)	(1,637)	(4,364)	(3,038)
Change in fair value of derivative liability	(361)	–	(589)	–
Net foreign exchange (loss) gain	(245)	2,262	(1,088)	3,324
Others	4,093	3,207	5,056	3,995
Total other (expense) income, net	1,112	3,832	(985)	4,281
Net loss before income taxes	(1,955)	(1,763)	(11,320)	(8,293)
Income tax expense	686	455	1,070	711
Net loss	$(2,641)	$(2,218)	$(12,390)	$(9,004)
Less: Net (loss) income attributable to noncontrolling interests	(169)	95	(510)	154
Net loss attributable to shareholders of SPI Energy Co., Ltd.	$(2,472)	$(2,313)	$(11,880)	$(9,158)
Net loss per ordinary share:
Basic and Diluted	$(0.08)	$(0.08)	$(0.39)	$(0.34)
Weighted average shares outstanding
Basic and Diluted	30,292,960	27,428,544	30,292,960	26,604,944

The accompany notes are an integral part of these unaudited condensed consolidated financial statements.

SPI ENERGY CO., LTD.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(In thousands)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2023	2022	2023	2022
Net loss	$(2,641)	$(2,218)	$(12,390)	$(9,004)
Other comprehensive income (loss), net of tax of nil:
Foreign currency translation adjustments	(128)	(2,427)	478	(2,362)
Total comprehensive loss	(2,769)	(4,645)	(11,912)	(11,366)
Comprehensive income (loss) attributable to noncontrolling interests	(171)	69	(1,195)	(535)
Comprehensive loss attributable to shareholder of SPI Energy Co., Ltd.	$(2,598)	$(4,714)	$(10,717)	$(10,831)

The accompany notes are an integral part of these unaudited condensed consolidated financial statements.

SPIENERGY CO., LTD.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF EQUITY

(In thousands, except for share and per share data)

	Ordinary Shares		Additional Paid-In	Accumulated	Accumulated Other Comprehensive	Equity Attributable to Shareholders of SPI Energy	Noncontrolling	Total
	Shares	Amount	Capital	Deficit	Loss	Co., Ltd.	Interests	Equity
Balances at December 31, 2022	30,292,960	$3	$719,697	$(670,811)	$(36,697)	$12,192	$5,680	$17,872
Net loss	–	–	–	(9,408)	–	(9,408)	(341)	(9,749)
Foreign currency translation adjustments	–	–	–	–	1,289	1,289	(683)	606
Issuance of common stock of Phoenix for standby equity purchase agreement of Phoenix	–	–	–	–	–	–	1,155	1,155
Share-based compensation expense	–	–	617	–	–	617	–	617
Balances at March 31, 2023	30,292,960	$3	$720,314	$(680,219)	$(35,408)	$4,690	$5,811	$10,501
Net loss				(2,472)		(2,472)	(169)	(2,641)
Foreign currency translation adjustments					(126)	(126)	(2)	(128)
Issuance of common stock of Phoenix for standby equity purchase agreement of Phoenix	-						72	72
Share-based compensation expense			404			404		404
Balances at June 30, 2023	30,292,960	$3	$720,718	$(682,691)	$(35,534)	$2,496	$5,712	$8,208

	Ordinary Shares		Additional Paid-In	Accumulated	Accumulated Other Comprehensive	Equity Attributable to Shareholders of SPI Energy	Noncontrolling	Total
	Shares	Amount	Capital	Deficit	Loss	Co., Ltd.	Interests	Equity
Balances at December 31, 2021	25,352,060	$3	$695,073	$(637,390)	$(35,257)	$22,429	$3,521	$25,950
Net loss	–	–	–	$(6,845)	–	$(6,845)	59	(6,786)
Foreign currency translation adjustments	–	–	–	–	728	728	(663)	65
Issuance of restricted share units to employees	229,888	–	623	–	–	623	–	623
Settlement of convertible debt with ordinary shares	752,393	–	1,750	–	–	1,750	–	1,750
Issuance of ordinary shares for settlement of consideration related to Acquisition of Phoenix	42,442	–	–	–	–	–	–	–
Share-based compensation expense	–	–	595	–	–	595	–	595
Balances at March 31, 2022	26,376,783	$3	$698,041	$(644,235)	$(34,529)	$19,280	$2,917	$22,197
Net loss	–	–	–	$(2,313)	–	$(2,313)	95	(2,218)
Foreign currency translation adjustments	–	–	–	–	(2,401)	(2,401)	(26)	(2,427)
Settlement of convertible debt with ordinary shares	1,615,784	–	5,337	–	–	5,337	–	5,337
Issuance of ordinary shares of Phoenix in its IPO	–	–	11,344	–	–	11,344	2,094	13,438
Share-based compensation expense	–	–	340	–	–	340	–	340
Balances at June 30, 2022	27,992,567	$3	$715,062	$(646,548)	$(36,930)	$31,587	$5,080	$36,667

The accompany notes are an integral part of these unaudited condensed consolidated financial statements.

SPI ENERGY CO., LTD.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	For the Six Months Ended June 30,
	2023	2022
Cash flows from operating activities:
Net cash used in operating activities	$(5,484)	$(11,539)

Cash flows from investing activities:
Purchase of property and equipment	(1,994)	(2,022)
Proceeds from disposal of property and equipment	–	1,635
Net cash used in investing activities	(1,994)	(387)

Cash flows from financing activities:
Repayment of borrowings	(5,000)	(82,296)
Proceeds from borrowings	2,445	82,714
Proceeds from issuance of convertible bond	1,464	2,000
Proceeds from IPO of a subsidiary	–	13,438
Proceeds received from standby equity purchase agreement of Phoenix	1,227	–
Net cash provided by financing activities	136	15,856

Effect of exchange rate changes on cash	2,245	(522)

Increase (decrease) in cash, cash equivalents and restricted cash	(5,097)	3,408
Cash, cash equivalents and restricted cash at beginning of period	10,987	17,845
Cash, cash equivalents and restricted cash at end of period	$5,890	$21,253

Reconciliation of cash, cash equivalents, and restricted cash to the consolidated balance sheets
Cash and cash equivalents	4,516	13,624
Restricted cash	1,374	7,629
Total cash, cash equivalents, and restricted cash	$5,890	$21,253

Supplemental cash flow information:
Interest paid	$2,295	$1,458
Income tax paid	$1,347	$–
Non-cash activities:
Right of use assets obtained in exchange for operating lease obligations	$–	$428
Inventories transferred to PPE	$163	$–
Settlement of convertible debt with ordinary shares	$–	$7,087
Derecognition of ROU assets and lease liabilities upon lease termination	$693	$–
Derivative liabilities recorded as debt discount	$294	$–

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

The major subsidiaries of the Group as of June 30, 2023 are summarized as below:

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

On January 1, 2017, the Group deconsolidated one of the major subsidiaries, Sinsin Renewable Investment Limited (“Sinsin”) due to loss of control and recognized the investment in Sinsin at the carrying amount of $69,606. Both the Group and the former shareholders of Sinsin, Sinsin Europe Solar Asset Limited Partnership and Sinsin Solar Capital Limited Partnership (collectively, the “Sinsin Group”), failed to fulfill the obligation under the share sale and purchase agreement of Sinsin, which led to that both parties filed petitions to each other. The petitions directly affected the Group’s ability to effectively control Sinsin and make any direct management decisions or have any direct impact on Sinsin’s polices, operations or assets without the agreement of Sinsin Group. On October 29, 2020, an arbitration decision was made in Malta that the Group will need to pay the unpaid consideration of EUR 38,054, together with interest at 6% accruing from November 20, 2015 on half of the unpaid consideration and from June 30, 2016 on the remaining half of the unpaid consideration to the date of eventual payment. The Group filed an application for appeals but was turned down by the court of Malta on November 12, 2021. The Group furtherly filed an application of retrial and suspension of the enforcement of the awards but was rejected by the court of Malta on March 30, 2022. On November 2, 2022, Sinsin filed an action to confirm these arbitral awards pursuant to the Convention on the Recognition and Enforcement of Foreign Arbitral Awards of June 10, 1958 (“New York Convention”) as implemented by the Federal Arbitration Act (“FAA”) before U.S. District Court Eastern District of California. On April 27, 2023, Sinsin filed amended petition to add a request for an award of attorneys’ fees incurred in connection with the petition, add detail on the allegedly owed costs and liabilities, and request that the court issue an injunction against asset dissipation pending satisfaction of the requested judgment. The Group has filed opposition to amended petition and motion to confirm arbitral award on May 11, 2023, and currently the case is still under court review. (Note 8(b)).  As of June 30, 2023 and December 31, 2022, investment in Sinsin was $69,606, and there was no impairment for the six months ended June 30, 2023 and 2022. Consideration payable, including accrued interest and litigation fees payable, was $63,726 and $61,617 as of June 30, 2023 and December 31, 2022, respectively. The interest expense accrued on the unpaid consideration was $1,234 and $1,249 for the six months ended June 30, 2023 and 2022, respectively.

On June 10, 2022, Phoenix completed its initial public offering (“IPO”) and Phoenix’s shares have been listed on NASDAQ under the stock code “PEV” (“Phoenix IPO”). Phoenix issued 2,100,000 ordinary shares at $7.5 per share. Net proceeds from the Phoenix IPO after deducting underwriting commissions, share issuance costs and offering expenses approximately amounted to $13,438.

2.	Going concern

The Group’s condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of the business. The Group had recurring losses from operations. The Group has incurred a net loss of $12,390 during the six months ended June 30, 2023, and the cash flow used in operating activities was $5,484. As of June 30, 2023, there is net working capital deficit of $116,683 and accumulated deficit of $682,691. These factors raise substantial doubt as to the Group’s ability to continue as a going concern. The Group intends to continue implementing various measures to boost revenue and control the cost and expenses within an acceptable level and other measures including: 1) negotiate with potential buyers on PV solar projects; 2) negotiate for postponing of convertible bond payments; 3) improve the profitability of the business in US; 4) strictly control and reduce business, marketing and advertising expenses; 5) obtain equity financing from certain subsidiaries’ initial public offerings; and 6) seek for certain credit facilities. There is no assurance that the group will be successful in meeting its liquidity and cash flow requirements. The Group’s condensed consolidated financial statements do not include any adjustments that may result from the outcome of these uncertainties.

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

The Group’s accounting practices under Accounting Standards Codification (“ASC”) No. 606 are as followings:

The Group generates revenue from sales of PV components, sales of self-assembled solar modules, roofing and solar energy systems installation, electricity revenue with Power Purchase Agreements (“PPAs”), sales of PV project assets, sales and leasing of EV, and others for the six months ended June 30, 2023 and 2022.

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

Disaggregation of revenues

The following table illustrates the disaggregation of revenue by revenue stream and by geographical location for the three and six months ended June 30, 2023 and 2022:

By revenue stream	For the six months ended June 30, 2023 (Unaudited)
	Sales of PV components	Sales of self-assembled solar modules	Revenue from roofing and solar systems installation	Electricity revenue with PPAs	Automotive sales & leasing	Others	Total
Australia	$74,027	$–	$–	$–	$–	$610	$74,637
United States	–	18,739	1,425	147	2,083	7,599	29,993
Japan	–	–	–	–	–	42	42
Italy	–	–	–	307	–	–	307
United Kingdom	–	–	–	644	–	–	644
Greece	–	–	–	1,150	–	–	1,150
Total	$74,027	$18,739	$1,425	$2,248	$2,083	$8,251	$106,773

By revenue stream	For the three months ended June 30, 2023 (Unaudited)
	Sales of PV components	Sales of self-assembled solar modules	Revenue from roofing and solar systems installation	Electricity revenue with PPAs	Automotive sales & leasing	Others	Total
Australia	$39,030	$–	$–	$–	$–	$326	$39,356
United States	–	9,719	546	107	842	7,039	18,253
Japan	–	–	–	–	–	24	24
Italy	–	–	–	150	–	–	150
United Kingdom	–	–	–	400	–	–	400
Greece	–	–	–	667	–	–	667
Total	$39,030	$9,719	$546	$1,324	$842	$7,389	$58,850

By revenue stream	For the six months ended June 30, 2022 (Unaudited)
	Sales of PV components	Revenue from roofing and solar systems installation	Electricity revenue with PPAs	Automotive sales & leasing	Others	Total
Australia	$59,554	$–	$–	$–	$442	$59,996
Italy	–	–	468	–	–	468
United States	1,303	20,153	–	1,063	1,853	24,372
United Kingdom	–	–	932	–	–	932
Greece	–	–	1,351	–	–	1,351
Total	$60,857	$20,153	$2,751	$1,063	$2,295	$87,119

By revenue stream	For the three months ended June 30, 2022 (Unaudited)
	Sales of PV components	Revenue from roofing and solar systems installation	Electricity revenue with PPAs	Automotive sales & leasing	Others	Total
Australia	$31,530	$–	$–	$–	$300	$31,830
Italy	–	–	212	–	–	212
United States	1,303	11,364	–	538	1,712	14,917
United Kingdom	–	–	781	–	–	781
Greece	–	–	844	–	–	844
Total	$32,833	$11,364	$1,837	$538	$2,012	$48,584

By timing of revenue recognition	For the six months ended June 30, 2023 (Unaudited)
	Sales of PV components	Sales of self-assembled solar modules	Revenue from roofing and solar systems installation	Electricity revenue with PPAs	Automotive sales & leasing	Others	Total
Goods transferred at a point in time	$74,027	$18,739	$–	$2,248	$1,868	$8,251	$105,133
Service transferred over time	–	–	1,425	–	–	–	1,425
On a straight-line basis under ASC 842	–	–	–	–	215	–	215
Total	$74,027	$18,739	$1,425	$2,248	$2,083	$8,251	$106,773

By timing of revenue recognition	For the three months ended June 30, 2023 (Unaudited)
	Sales of PV components	Sales of self-assembled solar modules	Revenue from roofing and solar systems installation	Electricity revenue with PPAs	Automotive sales & leasing	Others	Total
Goods transferred at a point in time	$39,030	$9,719	$–	$1,324	$717	$7,389	$58,179
Service transferred over time	–	–	546	–	–	–	546
On a straight-line basis under ASC 842	–	–	–	–	125	–	125
Total	$39,030	$9,719	$546	$1,324	$842	$7,389	$58,850

By timing of revenue recognition	For the three months ended June 30, 2022 (Unaudited)
	Sales of PV components	Revenue from roofing and solar systems installation	Electricity revenue with PPAs	Automotive sales & leasing	Others	Total
Goods transferred at a point in time	$60,857	$–	$2,751	$788	$2,295	$66,691
Service transferred over time	–	20,153	–	–	–	20,153
On a straight-line basis under ASC 842	–	–	–	275	–	275
Total	$60,857	$20,153	$2,751	$1,063	$2,295	$87,119

By timing of revenue recognition	For the three months ended June 30, 2022 (Unaudited)
	Sales of PV components	Revenue from roofing and solar systems installation	Electricity revenue with PPAs	Automotive sales & leasing	Others	Total
Goods transferred at a point in time	$32,833	$–	$1,837	$401	$2,012	$37,083
Service transferred over time	–	11,364	–	–	–	11,364
On a straight-line basis under ASC 842	–	–	–	137	–	137
Total	$32,833	$11,364	$1,837	$538	$2,012	$48,584

Contract balance

The following table provides information about accounts receivable, contract assets and contract liabilities from contracts with customers:

	June 30, 2023 (Unaudited)	December 31, 2022
Accounts Receivable	$24,553	$22,691
Contract assets	469	1,403
Advance from customers	7,905	8,634

The contract assets primarily relate to the Group’s rights to consideration for work completed but not billed at the reporting date, primarily for the revenue from roofing and solar energy systems installation in the United States. The contract assets are transferred to receivables when the rights become unconditional after billing is issued.

Advance from customers, which represent a contract liability, represent mostly unrecognized amount received for customers. Advance from customers is recognized as (or when) the Group performs under the contract. During the six months ended June 30, 2023 and 2022, the Group recognized $8,634 and $4,924 as revenue that was included in the balance of advance from customers at January 1, 2023 and 2022, respectively.

(d) Leases

Lessor Accounting

During the six months ended June 30, 2023, the Group amended agreements with the customers related to the leased EVs to renew the lease term. Since there was no grant of additional right-of-use assets, the Group did not account for the modified lease agreements as new leases but accounted for the original lease and the modified lease agreements as a combined lease. The Group reviewed the combined lease agreements and considered that (i) the lease term represents for the major part (greater than 75%) of the economic life of the underlying equipment; and (ii) the present value of the sum of lease payments and any residual value guaranteed by the lessee that has not already been included in lease payments equals or exceeds substantially (greater than 90%) all of the fair value of the underlying asset.

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

The net investment in leases was $295 as of June 30, 2023. During the six months ended June 30, 2023, gain on sales-type leases was $99.

Annual minimum undiscounted lease payments under the Group’s sales-type leases were as follows as of June 30, 2023:

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

4.	Accounts Receivable, Net

The accounts receivable, net as of June 30, 2023 and December 31, 2022 consisted of the following:

	June 30,
	2023 (Unaudited)	December 31, 2022
Accounts receivable	27,172	24,441
Less: Allowance for credit losses	(2,619)	(1,750)
Accounts receivable, net	24,553	22,691

For the six months ended June 30, 2023, the Group recorded credit losses with amount of $869. For the six months ended June 30, 2022, the Group reversed bad debt provision of $209.

5.	Inventories

Inventories as of June 30, 2023 and December 31, 2022 consisted of the following:

	June 30,
	2023 (Unaudited)	December 31, 2022
Finished goods	28,405	22,074
Goods in transit	721	737
Work in process	80	1,529
Raw materials	6,082	4,647
Total inventories	35,288	28,987

For the six months ended June 30, 2023 and 2022, the Group recorded $1,075 and nil write-downs for inventories, respectively, to reflect the lower of cost or net realizable value.

6.	Share-based Compensation

The following table summarizes the consolidated share-based compensation expense, by type of awards:

	For the three months Ended		For the six months Ended
	June 30,	June 30,	June 30,	June 30,
	2023	2022	2023	2022
Employee stock options	$404	$340	$1,021	$935
Restricted share grants	–	–	–	623
Total share-based compensation expense	404	340	1,021	1,558

The following table summarizes the consolidated share-based compensation by line items:

	For the three months Ended		For the six months Ended
	June 30,	June 30,	June 30,	June 30,
	2023	2022	2023	2022
General and administrative	$398	$343	$1,010	$1,554
Sales, marketing and customer service	6	(3)	11	4
Total share-based compensation expense, net of nil income taxes	$404	$340	$1,021	$1,558

7.	Net Loss Per Share

As a result of the net loss for the three and six months ended June 30, 2023 and 2022, there is no dilutive impact to the net loss per share calculation for the period.

For the three and six months ended June 30, 2023 and 2022, the following securities were excluded from the computation of diluted net loss per share as inclusion would have been anti-dilutive.

	For the three months Ended (Unaudited)		For the six months Ended (Unaudited)
	June 30,	June 30,	June 30,	June 30,
	2023	2022	2023	2022
Share options and non-vested restricted stock	5,000	10,000	5,000	10,000
Convertible bonds	559,905	582,000	546,355	582,000
Total	564,905	592,000	551,355	592,000

8.	Commitments and Contingencies

(a)	Commitments

As of June 30, 2023, the Group had other commitments of approximately $1,596 These commitments were solely related to contracts signed with vendors for research and development by the Group and are expected to be paid in one year.

(b)	Contingencies

On January 26, 2018, Sinsin Group filed a complaint against the Group requesting the payment of outstanding purchase price and related interest of $43,595 (EUR 38,054). On June 25, 2018, an interim measures judgment was made which appointed an interim management of Sinsin, consisting of two members elected by Sinsin Group and one member elected by the Group. The interim management would manage the bank accounts of Sinsin and collect the proceeds of electric energy revenue. On October 29, 2020, an arbitration decision was made that the Group will need to pay the outstanding purchase price of $43,595 (EUR 38,054), together with interest at 6% accruing from November 20, 2015 on half of the outstanding purchase and from September 30, 2016 on the remaining half of the outstanding purchase price to the date of eventual payment. The Group filed an application for appeals in the court of Malta but was turned down by the court in November 2021. The Group furtherly filed an application of retrial and suspension of the enforcement of the awards. The application of retrial was rejected by the court on March 30, 2022. On November 2, 2022, Sinsin filed an action to confirm these arbitral awards pursuant to the Convention on the Recognition and Enforcement of Foreign Arbitral Awards of June 10, 1958 (“New York Convention”) as implemented by the Federal Arbitration Act (“FAA”) before U.S. District Court Eastern District of California. On April 27, 2023, Sinsin filed amended petition to add a request for an award of attorneys’ fees incurred in connection with the petition, add detail on the allegedly owed costs and liabilities, and request that the court issue an injunction against asset dissipation pending satisfaction of the requested judgment. The Group has filed opposition to amended petition and motion to confirm arbitral award on May 11, 2023, and currently the case is still under court review.

On February 16, 2023, Streeterville delivered a Redemption Notice to the Group to redeem $350 of the 2022 Note with a deadline to pay the Redemption Amount by February 22, 2023. The Group failed to pay the Redemption Amount on time and such failure to pay is an Event of Default under the 2022 Note. Due to this Event of Default, (i) the base interest of the 2022 Note was increased to 15% per annum; (ii) the outstanding balance of the 2022 Note was increased by 15%; and (iii) the entire outstanding balance of the 2022 Note was accelerated and due on March 3, 2023. The Group failed to pay the outstanding balance of the 2022 Note by March 3, 2023 and as a result, Streeterville filed a complaint in the third judicial district court of Salt Lake County, requesting for actual damages in an amount not less than $2,676, plus applicable interest, damages, charges, fees, attorney fees, and collection costs. On March 31, 2023, a hearing was held and the temporary restraining order requiring the Group to pay the 2022 Note in full from the proceeds of the IPO of its subsidiary, SolarJuice Co., Ltd. On June 26, 2023, Streeterville and the Group entered into a term sheet to mediate the dispute. The Group agreed to pay Streeterville $375 in cash and $400 in stock by July 5, 2023. After that, the Group agreed to pay Streeterville $425 each month starting from July 31, 2023. Among the monthly installment payments, at least $225 shall be paid in cash.

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

There was no customer of which the revenue accounted for 10% or more of total net revenue for the three months and six months ended June 30, 2023 and 2022.

As of June 30, 2023, there was no customer of which the accounts receivable accounted for 10% or more of total accounts receivable. As of December 31, 2022, there was one customer of which the accounts receivable accounted for 18% of total accounts receivable.

(b) Suppliers

As of June 30, 2023, there were two suppliers of which the accounts payable accounted for 21% and 15% of total accounts payable, respectively. As of December 31, 2022, there were two suppliers of which the accounts payable accounted for 14% and 11% of total accounts payable, respectively.

10.	Related Party Transactions

The amount due from related parties were $407 and $332 as of June 30, 2023 and December 31, 2022, respectively, represented expenses paid by the Group on behalf of a related entity for business operations.

11.	Segment information

For the three months and six months ended June 30, 2023 and 2022, there are three operating segments: (1) EV business, (2) renewable energy solutions business and (3) solar projects development business. The Group’s CODM assess the performance of each segment based on revenue, cost of revenue and total assets. Other than the information provided below, the CODM does not use any other measures by segments.

Summarized information by segments for the three months and six months ended June 30, 2023 and 2022 is as follows:

	For the three months ended June 30, 2023 (Unaudited)
	Renewable energy solutions	PV stations constructions and operations	Electric vehicles	Others	Total
	USD	USD	USD	USD	USD
Revenues from external customers	49,295	8,067	842	646	58,850
Cost of revenue	45,416	6,154	738	1,304	53,612
Gross profit (loss)	3,879	1,913	104	(658)	5,238

	For the three months ended June 30, 2022 (Unaudited)
	Renewable energy solutions	PV stations constructions and operations	Electric vehicles	Others	Total
	USD	USD	USD	USD	USD
Revenues from external customers	44,498	2,479	1,490	117	48,584
Cost of revenue	43,137	573	1,174	(172)	44,712
Gross profit (loss)	1,361	1,906	316	289	3,872

	For the six months ended June 30, 2023 (Unaudited)
	Renewable energy solutions	PV stations constructions and operations	Electric vehicles	Others	Total
	USD	USD	USD	USD	USD
Revenues from external customers	94,191	8,991	2,083	1,508	106,773
Cost of revenue	85,990	6,770	1,797	2,482	97,039
Gross profit (loss)	8,201	2,221	286	(974)	9,734

	For the six months ended June 30, 2022 (Unaudited)
	Renewable energy solutions	PV stations constructions and operations	Electric vehicles	Others	Total
	USD	USD	USD	USD	USD
Revenues from external customers	81,453	3,388	2,161	117	87,119
Cost of revenue	77,625	1,000	1,725	188	80,538
Gross profit (loss)	3,828	2,388	436	(71)	6,581

Summarized information by segments as of June 30, 2023 and December 31, 2022 is as follows:

	As of June 30, 2023 (Unaudited)	As of December 31, 2022
	USD	USD
Segment assets
Renewable energy solutions	80,696	71,260
Solar projects development	123,129	133,663
Electric vehicles	17,922	20,275
Others	8,792	5,897
Total segment assets	230,539	231,095

Total long-lived assets excluding financial instruments, intangible assets, long-term investment and goodwill by country were as follows:

	As of June 30, 2023 Unaudited	As of December 31, 2022
	USD	USD
Australia	325	398
United States	45,818	46,307
Japan	532	586
Italy	1,461	1,508
United Kingdom	8,243	7,945
Greece	13,806	13,882
Total long-lived assets	70,185	70,626

12.	Subsequent Events

The Group has evaluated subsequent events through the date of issuance of the unaudited condensed consolidated financial statements, there were no subsequent events occurred that would require recognition or disclosure in the consolidated financial statements.

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

Our liquidity position has deteriorated since 2015. We suffered a net loss of $12.4 million during the six months ended June 30, 2023, and the cash flow used in operating activities was $5.5 million. For a detailed discussion, please see “Item 2 - Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources”.

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

Results of Operations for the Three Months Ended June 30, 2023 and 2022

The following table sets forth a summary, for the periods indicated, of our consolidated results of operations (in thousands) and each item expressed as a percentage of our total net sales. Our historical results presented below are not necessarily indicative of the results that may be expected for any future period.

	For the Three Months Ended June 30,
In thousand US$	2023 (Unaudited)		2022 (Unaudited)
Net revenues	$58,850	100.0%	$48,584	100.0%
Cost of revenues	53,612	91.1%	44,712	92.0%
Gross profit	5,238	8.9%	3,872	8.0%
Operating expenses:
General and administrative	6,287	10.7%	7,625	15.7%
Sales, marketing and customer service	1,186	2.0%	1,368	2.8%
Provision for credit losses	832	1.4%	474	1.0%
Total operating expenses	8,305	14.1%	9,467	19.5%
Operating loss	(3,067)	-5.2%	(5,595)	-11.5%
Other (expense) income:
Interest expenses, net	(2,375)	-4.0%	(1,637)	-3.4%
Change in fair value of derivative liability	(361)	-0.6%	–	–
Net foreign exchange (loss) gain	(245)	-0.4%	2,262	4.7%
Gain on sales-type leases	–	–	–	–
Others	4,093	7.0%	3,207	6.6%
Total other income, net	1,112	1.9%	3,832	7.9%
Net loss before income taxes	(1,955)	-3.3%	(1,763)	-3.6%
Income taxes expense	686	1.2%	455	0.9%
Net loss	$(2,641)	-4.5%	$(2,218)	-4.6%

Net revenues — Net revenues were $58.9 million and $48.6 million for the three months ended June 30, 2023 and 2022, respectively, representing an increase of $10.3 million or 21.1%. The increase in net sales for the three months ended June 30, 2023 over the comparative period was primarily due to the increase of revenue from sales of PV components of $6.2 million and $9.7 million from sales of solar modules, and was partially net off by the decrease of revenue from roofing and solar energy systems installation of $10.8 million. The increase was also due to the one-time sale of pre-developed PV projects of Oregon for $6.7 million

Cost of revenues — Cost of revenues was $53.6 million (91.1% of net revenue) and $44.7 million (92.0% of net revenue) for the three months ended June 30, 2023 and 2022, respectively, representing an increase of $8.9 million or 19.9%. The increase in cost of goods sold was consistent with the increase of net revenues.

Gross profit — Our gross profit increased to $5.2 million in the three months ended June 30, 2023 from $3.9 million in the three months ended June 30, 2022. Gross margins were 8.9% and 8.0% for the three months ended June 30, 2023 and 2022, respectively. The increase in gross margin was primarily due to the increase in gross margin of sales of solar modules and the decrease of total revenue from the low gross margin roofing and solar energy system installation and its percentage in the total revenue.

General and administrative expenses — General and administrative expenses were $6.3 million (10.7% of net revenue) and $7.6 million (15.7% of net revenue) for the three months ended June 30, 2023 and 2022, respectively, representing an decrease of $1.3 million, or 17.5%. The decrease of general and administrative expenses was mainly due to the decrease in salaries and wages as well as stock-based compensation expenses due to employee resignations.

Sales, marketing and customer service expenses — Sales, marketing and customer service expenses were $1.2 million (2.0% of net revenue) and $1.4 million (2.8% of net revenue) for the three months ended June 30, 2023 and 2022, respectively. The sales, marketing and customer service expenses kept relatively stable in the two periods.

Provision for credit losses — In the three months ended June 30, 2023 and 2022, we accrued credit loss provision of $0.8 million and $0.5 million, respectively, which are mainly due to additional provision made for the accounts receivable from the business of roofing and solar system installation business in the U.S.

Interest expense, net — Interest expense, net was $2.4 million (4.0% of net sales) and $1.6 million (3.4% of net sales) for the three months ended June 30, 2023 and 2022, respectively. The increase in interest expense was primarily due to penalty interest accrued from convertible bonds as well as debt discount amortization.

Net foreign exchange loss (gain) — We had a net foreign exchange loss of $0.2 million (0.4% of net revenue) and a net foreign exchange gain of $2.3 million (4.7% of net revenue) for the three months ended June 30, 2023 and 2022, respectively. The variance is mainly due the fluctuation of exchange rate for EUR/USD and AUD/USD.

Income tax expense — We had a provision for income taxes of $0.7 million (1.2% of net revenue) and $0.5 million (0.9% of net revenue) for the three months ended June 30, 2023 and 2022, respectively. The income tax expense kept stable as there was no significant change in profit before tax of our subsidiary in Australia.

Net loss — For the foregoing reasons, we incurred a net loss of $2.6 million (4.5% of net revenue), for the three months ended June 30, 2023, representing an increase of net loss of $0.4 million compared to a net loss of $2.2 million (4.6% of net revenue) for the three months ended June 30, 2022.

Results of Operations for the Six Months Ended June 30, 2023 and 2022

The following table sets forth a summary, for the periods indicated, of our consolidated results of operations (in thousands) and each item expressed as a percentage of our total net sales. Our historical results presented below are not necessarily indicative of the results that may be expected for any future period.

	For the Six Months Ended June 30,
In thousand US$	2023 (Unaudited)		2022 (Unaudited)
Net revenues	$106,773	100.0%	$87,119	100.0%
Cost of revenues	97,039	90.9%	80,538	92.4%
Gross profit	9,734	9.1%	6,581	7.6%
Operating expenses:
General and administrative	16,814	15.7%	16,753	19.2%
Sales, marketing and customer service	2,386	2.2%	2,611	3.0%
Provision (reversal) for credit losses	869	0.8%	(209)	-0.2%
Total operating expenses	20,069	18.8%	19,155	22.0%
Operating loss	(10,335)	-9.7%	(12,574)	-14.4%
Other (expense) income:
Interest expenses, net	(4,364)	-4.1%	(3,038)	-3.5%
Change in fair value of derivative liability	(589)	-0.6%	–	–
Net foreign exchange (loss) gain	(1,088)	-1.0%	3,324	3.8%
Gain on sales-type leases	99	0.1%	–	–
Others	4,957	4.6%	3,995	4.6%
Total other (expenses) income, net	(985)	-0.9%	4,281	4.9%
Net loss before income taxes	(11,320)	-10.6%	(8,293)	-9.5%
Income taxes expense	1,070	1.0%	711	0.8%
Net loss	$(12,390)	-11.6%	$(9,004)	-10.3%

Net revenues — Net revenues were $106.8 million and $87.1 million for the six months ended June 30, 2023 and 2022, respectively, representing an increase of $19.7 million or 22.6%. The increase in net sales for the six months ended June 30, 2023 over the comparative period was primarily due to the increase of revenue from sales of PV components of $13.2 million and $18.7 million from sales of solar modules, as well as a one-time sale of pre-developed PV project of Oregon for $6.7 million, and was partially net off by the decrease of revenue from roofing and solar energy systems installation of $18.7 million.

Cost of revenues — Cost of revenues was $97.0 million (90.9% of net revenue) and $80.5 million (92.4% of net revenue) for the six months ended June 30, 2023 and 2022, respectively, representing an increase of $16.5 million or 20.5%. The increase in cost of goods sold was consistent with the increase of net revenues.

Gross profit — Our gross profit increased to $9.7 million in the six months ended June 30, 2023 from $6.6 million in the six months ended June 30, 2022. Gross margins were 9.1% and 7.6% for the six months ended June 30, 2023 and 2022, respectively. The increase in gross margin was primarily due to the increase in gross margin of sales of solar modules and the decrease of total revenue from the low gross margin roofing and solar energy system installation and its percentage in the total revenue.

General and administrative expenses — General and administrative expenses were $16.8 million (15.7% of net revenue) and $16.8 million (19.2% of net revenue) for the six months ended June 30, 2023 and 2022, respectively, representing an increase of $0.06 million, or 0.4%. The general and administrative expenses kept stable in the two periods.

Sales, marketing and customer service expenses — Sales, marketing and customer service expenses were $2.4 million (2.2% of net revenue) and $2.6 million (3.0% of net revenue) for the six months ended June 30, 2023 and 2022, respectively. The sales, marketing and customer service expenses kept stable in the two periods.

Provision (reversal) for credit losses — In the six months ended June 30, 2023, we accrued credit loss provision of $0.8 million which is mainly due to additional provision made for the accounts receivable from the business of sales of PV components in Australia. In the six months ended June 30, 2022, we reversed credit loss provision of $0.2 million, primarily due to the strengthening monitoring on accounts receivable collection.

Interest expense, net — Interest expense, net was $4.4 million (4.1% of net sales) and $3.0 million (3.5% of net sales) for the six months ended June 30, 2023 and 2022, respectively. The increase in interest expense was primarily due to interest accrued from convertible bonds as well as debt discount amortization.

Net foreign exchange loss (gain) — We had a net foreign exchange loss of $1.1 million (1.0% of net revenue) and a net foreign exchange gain of $3.3 million (3.8% of net revenue) for the six months ended June 30, 2023 and 2022, respectively. The variance is mainly due the fluctuation of exchange rate for EUR/USD and AUD/USD.

Income tax expense — We had a provision for income taxes of $1.1 million (1.0% of net revenue) and $0.7 million (0.8% of net revenue) for the six months ended June 30, 2023 and 2022, respectively. The income tax expense kept stable as there was no significant change in profit before tax of our subsidiary in Australia.

Net loss — For the foregoing reasons, we incurred a net loss of $12.4 million (11.6% of net revenue), for the six months ended June 30, 2023, representing an increase of net loss of $3.4 million compared to a net loss of $9.0 million (10.3% of net revenue) for the six months ended June 30, 2022.

Liquidity and Capital Resources

Historically, we have financed our operations primarily through cash flows from bank borrowings, financing from issuance of convertible bonds, operating activities, and the proceeds from private placements and registered offerings.

As of June 30, 2023, we had $5.9 million in cash and cash equivalents, and restricted cash.

We suffered a net loss of $12.4 million during the six months ended June 30, 2023, and the cash flow used in operating activities was $5.5 million. As of June 30, 2022, there is net working capital deficit of $116.7 million and accumulated deficit of $682.7 million. These factors raise substantial doubt as to the Group’s ability to continue as a going concern.

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

A summary of the sources and uses of cash and cash equivalents is as follows (in thousands):

	For the Six Months Ended June 30,
	2023 (Unaudited)	2022 (Unaudited)
Net cash used in operating activities	$(5,484)	$(11,539)
Net cash used in investing activities	(1,994)	(387)
Net cash provided by financing activities	136	15,856
Effect of exchange rate changes on cash	2,245	(522)
Net (decrease) increase in cash, cash equivalents and restricted cash	$(5,097)	$3,408

Operating Activities

Net cash used in operating activities was $5.5 million for the six months ended June 30, 2023, primarily as a result of (i) net loss of $12.4 million, (ii) increase in inventories of $7.5 million for purchasing raw materials for upcoming productions, (iii) decrease in lease liability of $1.0 million, and (iv) increase in accounts receivable of $1.8 million, (v) increase in prepaid expenses and other assets of $1.8 million, (vi) decrease in accrued expenses and other current liabilities; the decrease was partially offset by (i) increase in accounts payable of $7.7 million, (ii) depreciation and amortization of $2.4 million, (iii) amortization of debt discount on convertible bond of $ 2.0 million, (iv) amortization of right-of-use assets of $1.2 million, (v) decrease in project assets of $3.9 million, (vi) credit loss of $0.8 million and inventory write-down of $1.1 million and (vii) stock-based compensation expense of $1.0 million.

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

Investing Activities

Net cash used in investing activities was $2.0 million for six months ended June 30, 2023, primarily as a result of cash paid for purchase of property and equipment of $2.0 million.

Net cash used in investing activities was $0.4 million for six months ended June 30, 2022, primarily as a result of cash paid for purchase of property and equipment of $2.0 million, partially offset by proceeds from disposal of equipment of $1.6 million.

Financing Activities

Net cash provided by financing activities was $0.1 million for the six months ended June 30, 2023, primarily consisted of (i) proceeds from borrowings of $2.4 million, (ii) proceeds received from standby equity purchase agreement of Phoenix of $1.2 million, and (iii) proceeds from issuance of convertible bond, net of debt discount of $1.5 million, partially offset by (i) net repayment of borrowings of $5 million.

Net cash generated from financing activities was $15.9 million for the six months ended June 30, 2022, primarily consisted of (i) proceeds from IPO of Phoenix of $13.4 million, (ii) proceeds from issuance of convertible note of $2.0 million.

Capital Expenditures

We incurred capital expenditures of $2.0 million and $2.0 million for the six months ended June 30, 2023 and 2022, respectively. There are no capital commitments as of June 30, 2023.

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

Other than as disclosed elsewhere in this quarterly report, we are not aware of any trends, uncertainties, demands, commitments or events for the six months ended June 30, 2023 that are reasonably likely to have a material effect on our net revenues, income, profitability, liquidity or capital resources, or that would cause reported consolidated financial information not necessarily to be indicative of future operating results or financial conditions.

Off-Balance Sheet Arrangements

As of June 30, 2023, we had no off-balance sheet arrangements that are or have been reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources that are material to investors. We have not entered into any derivative contracts that are indexed to our own shares and classified as shareholder’s equity, or that are not reflected in our unaudited condensed consolidated financial statements. We do not have any retained or contingent interest in assets transferred to an unconsolidated entity that serves as credit, liquidity or market risk support to such entity. We do not have any variable interest in any unconsolidated entity that provides financing, liquidity, market risk or credit support to us or engages in leasing, hedging or research and development services with us.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended June 30, 2023, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial and accounting officer have concluded that during the period covered by this report, our disclosure controls and procedures were not effective as of such date to ensure that information required to be disclosed by us in our Exchange Act reports is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial and accounting officer or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

On November 13, 2020, we filed Appeal Applications to appeal the arbitration awards with the Malta Court of Appeal (Inferior Jurisdiction) (the “Malta Court”). On November 12, 2021, the Malta Court declared our appeals null and void and ordered us to pay costs. We then applied for new trials in each case before the Malta Court. On March 30, 2022, the Chief Justice of the Malta Court dismissed our requests in both actions. We are aware that on November 2, 2022, Sinsin filed an action to confirm these arbitral awards pursuant to the Convention on the Recognition and Enforcement of Foreign Arbitral Awards of June 10, 1958 (“New York Convention”) as implemented by the Federal Arbitration Act (“FAA”) before U.S. District Court Eastern District of California. On April 27, 2023, Sinsin filed amended petition to add a request for an award of attorneys’ fees incurred in connection with the petition, add detail on the allegedly owed costs and liabilities, and request that the court issue an injunction against asset dissipation pending satisfaction of the requested judgment. We has filed opposition to amended petition and motion to confirm arbitral award on May 11, 2023, and the case is currently under court review.

On February 16, 2023, we received a Redemption Notice from Streeterville to redeem $350 of the 2022 Note with a deadline to pay the Redemption Amount by February 22, 2023. We failed to pay the Redemption Amount on time and such failure to pay is an Event of Default under the 2022 Note. Due to this Event of Default, (i) the base interest of the 2022 Note was increased to 15% per annum; (ii) the outstanding balance of the 2022 Note was increased by 15%; and (iii) the entire outstanding balance of the 2022 Note was accelerated and due on March 3, 2023. We failed to pay the outstanding balance of the 2022 Note by March 3, 2023 and as a result, Streeterville filed a complaint in the third judicial district court of Salt Lake County, requesting for actual damages in an amount not less than $2,676, plus applicable interest, damages, charges, fees, attorney fees, and collection costs. On March 31, 2023, a hearing was held and the temporary restraining order requiring us to pay the 2022 Note in full from the proceeds of the IPO of our subsidiary, SolarJuice Co., Ltd. On June 26, 2023, Streeterville and the Group entered into a term sheet to mediate the dispute. The Group agreed to pay Streeterville $375 in cash and $400 in stock by July 5, 2023. After that, the Group agreed to pay Streeterville $425 each month starting from July 31, 2023. Among the monthly installment payments, at least $225 shall be paid in cash.

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

Date: August 18, 2023

